Form 10-Q
period 1995-06-30
CROFF OIL CO
filed 1995-08-16
CIK 25743

FORM 10-Q/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended          June 30, 1995
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________________
Commission File Number:                     1-100

                          CROFF OIL COMPANY
        (Exact name of registrant as specified in its charter)
          Utah                                    87-0233535
   (State or other jurisdiction of			(I.R.S. Employer
    incorporation or organization)			 Identification No.)
    1433 Seventeenth Street, Suite 220, Denver, CO             80202

  (Address of principal executive offices)		  (Zip Code)
                             (303) 297-3383
         (Registrant's telephone number, including area code)
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
							   X    Yes                                            ______ No
                  APPLICABLE ONLY TO ISSUERS INVOLVED
                   IN BANKRUPTCY PROCEEDINGS DURING
                       THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
							_______ Yes                                            ______ No
                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 526,345 shares, one class only, as of June 30, 1995.



                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND SIX
MONTHS ENDED JUNE 30, 1995 (UNAUDITED).


_________________________________________________________________

PART I.	FINANCIAL INFORMATION				Page Number

Balance Sheets as of December 31, 1994
      and June 30, 1995							3, 4

Statements of Operations for the Three and
	Six Months Ended June 30, 1994 and 1995			5

Statements of Cash Flows
	for the Six Months
	Ended June 30, 1994 and 1995					6

Notes to Financial Statements						7

Managements' Discussion and Analysis of Financial
	Condition and Results of Operations			7


PART II.	OTHER INFORMATION

Reports on Form 8-K								9

Signatures.								     10


_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Oil Company. The financial statements for the six months ended June 30, 1995 and 1994 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.










                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

									December 31,    June 30,
							  	 	  1994		 1995

CURRENT ASSETS:
  Cash and Cash Equivalents:			$      19,385		$ 16,930
  Marketable equity securities	   	       24,250		  17,000
  Accounts receivable:
	Oil and gas purchasers			       26,684		  25,848
	Refundable income taxes				  10,053		   6,582
	Note receivable, secured by interests
	 in oil and gas properties, includ-
	 ing accrued interest				   5,500 		   5,500


         Total current assets			$      85,872		$ 71,860

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
      Proved properties 				 457,198		  457,198
      Unproved properties  			      110,051		  110,051
  Coal Investment						        		  100,000
									 567,249		  667,249
   Less accumulated depletion and
    depreciation 					     (222,794)		 (237,794)


   Furniture, fixtures & equipment			   4,536		    4,536
   Less accumulated depreciation		       (4,536)	 	   (4,536)
									    --	          --
		Net property and equipment	$     344,455		$ 429,455



								$	 430,327		$  501,315
								=============		============

                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

									December 31    June 30,
							  	 	  1994		 1995


Current Liabilities:
  Accounts payable					$	 10,934	$	 13,231
  Accrued liabilities 				         537 	         492
  Note Payable						         -0- 	      50,000

	Total current liabilities 			 11,471	     63,723


Commitments (Note 3)
Stockholders' equity (Note 4):
   Common stock, $.10 par value
    20,000,000 share authorized
    579,143 shares issued (579,124
    in 1991)				 			  57,914		 57,914
   Capital in excess of par value			 909,983		909,982
    Accumulated deficit 				     (476,235)	    (457,498)
								 	 491,662	     510,398
   Less treasury stock at cost,
    52,688 shares in 1992 and 52,788
    in 1993 						      (72,806)	     (72,806)

		Total stockholders' equity	      418,856 	     437,592

								$	 430,327	$    501,315
								=============	==============

                              CROFF OIL COMPANY
                           Statement of Operations

              For the Three And Six Months Ended June 30, 1995
                                      (Unaudited)


							For Three Months	For Six Months
	 						Ended			Ended
							6/30/94  6/30/95	6/30/94  6/30/95

Revenue:

 Oil and gas sales........ 	$ 52,963   $ 47,886	$102,979 $ 92,963
 Other income (loss).....		   1,186	    2,602	   3,078    6,322

   Total revenue			$ 54,149   $ 50,488	$106,057 $ 99,285





Costs and expenses:
 Lease operating expense..	$ 17,879   $ 9,821	$32,781  $ 20,352
 Depreciation and depletion	   7,500 	   7,500   15,000    15,000
 General and administrative	  20,652	  20,180	 38,700    39,317
 Rent Expense - Related Party	   2,940	   2,940	  5,880     5,880


							$ 48,971	$ 40,441	$92,361  $ 80,549


Net income (loss)			$  5,178	$ 10,047	$13,696  $ 18,736
							========	========	========	=======


Earnings (Loss) Per Share		$   .01	$    .02  $  .03   $  .04

							=========	=========	========	=======








                        CROFF OIL COMPANY
                     Statement of Cash Flows


								       For  the  Six
								        Months Ended
								          June 30,
					   				  1994      1995

CASH FLOWS FROM OPERATING ACTIVITIES:


 Net income (loss)						$ 13,697	  $18,736

 Adjustments to reconcile net income to
   net cash provided by operating activities:
	Depreciation and depletion			  15,000	  15,000
   Change in assets and liabilities:
	Decrease in accounts receivable		   2,270	   4,306
 	Decrease in other assets				     500      (500)
     Decrease in accounts payable			    (972)    2,297
	Decrease in accrued liabilities		     (51)      (44)
 Total adjustments		    				$ 16,747  $ 21,059

 Net cash provided by
   operating activities:					  30,444    39,795
			  						---------	---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil & gas properties:	      (63,524)
  Purchase of Coal Investment						(100,000)
  Sale of Marketable Equity Securities		   		   7,750
	 								---------	---------
									 (63,524)  (92,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Note Payable				  45,000    50,000


Increase (decrease) in cash:				  11,920	  (2,455)
Cash at beginning of period:				$ 20,879	$ 19,385
									=========	========

Cash at end of period:					$ 32,799	$16,930
									=========	========







                        CROFF OIL COMPANY
                  NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1994

BASIS OF PREPARATION.

	The condensed financial statements for the three and six month periods ended June 30, 1995 and 1994 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior years' financial statements to conform to the 1995 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1994, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

             MANAGEMENTS' DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

             Three-Month Period Ended June 30, 1995,
   as Compared to the Three-Month Period Ended June 30, 1994.

OIL AND GAS OPERATIONS

	Oil and gas income, primarily from royalties, for the three months ended June 30, 1995 was $47,886 compared to $52,963 for the quarter ending June 30, 1994. This decrease was caused by several wells being shut in, and by lower prices for natural gas. Prices generally decreased over the prices one year ago. The lack of any significant drilling in the Bluebell - Altamont field in Utah is decreasing revenue to Croff as older wells decline, and revenues are not replaced with new production.

	Production costs, which include lease operating expenses and all production related taxes, for the three months ended June 30, 1995, were lower, $9,821 in 1995, compared to $17,879 during the same time period of the prior year. This was due primarily to less workover expenses this year and lower taxes based on lower prices. Depreciation and depletion were constant.

OTHER INCOME

	During the three month period ended June 30, 1995, the Company had other income of $2602. The other income figure was $1,186 for the quarter ending June 30, 1994. This was due to a loss of value on marketable securities more than offset with interest income on the Coal investment.
GENERAL AND ADMINISTRATIVE EXPENSES

	General and administrative expenses for the quarter ending June 30, 1995, were $20,180 plus rent expense of $2940 for a total of $23,120 compared to $20,652, plus rent expense of $2,940 in the same period in 1994. The Company expects general and administrative costs to remain stable this year.

              Six Month Period Ended June 30, 1995,
    as Compared to the Six Month Period Ended June 30, 1994.

OIL AND GAS OPERATIONS

	Oil and gas income, primarily from royalties, for the six months ending June 30, 1995, was $92,963 compared to $102,979 for the six months ended June 30, 1994. This decrease was caused by lower natural gas prices during the first six months of the current year, lower oil prices, less flush production following workovers, and normal decline.

	Production costs, which include lease operating expenses and all production related taxes, for the six months ended June 30, 1995, were $20,352 in 1995, a decrease from $32,871 during the six months ended June 30, 1994. The factors which caused this decrease were lower oil and gas production taxes, less workover costs, and a few shut in wells.

OTHER INCOME.

	During the six month period ended June 30, 1995, the Company had other income of $6,322, primarily from interest and dividend earnings, including the interest earned from Carbon Opportunities, L.L.C. and gain on marketable securities. During the same six month period in 1994, the Company had other income of $3,078, primarily from interest and dividend earnings.





GENERAL AND ADMINISTRATIVE.

	General and administrative expenses for the period ending June 30, 1995, were $39,317 compared to $38,700 for the six month period ending June 30, 1994. The difference was insignificant.

                       FINANCIAL CONDITION

	As of June 30, 1995, the Company's current assets exceeded current liabilities by $8,037. As of December 31, 1994, the Company's current assets were $85,872, and current liabilities were $11,471 for a decrease in the Company's working capital position of approximately $36,364. This decrease was due to the purchase of Carbon Opportunities L.L.C. in March of 1995, for $100,000, of which $50,000 was cash out of current assets. This decreased the Company's current asset position. The Company expects to continue to operate at a positive cash flow for the calendar year. Management intends to pay off the Bank debt this year, which will lower the amount of cash and current assets, and also lower current liabilities.

PART II.  OTHER INFORMATION


ITEM 6(b).  REPORTS ON FORM 8-K.

	The registrant has filed no reports on Form 8-K for the period ending June 30, 1995.

                       S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



							REGISTRANT:  CROFF OIL COMPANY


						By_________________________________
                                                 Gerald L. Jensen
                                      Chief Executive Officer and
                                          Chief Financial Officer




						By_________________________________
									                                           M. Ward Smith
                                         Chief Accounting Officer


Date:___________________, 1995