Form 10-Q
period 1995-09-30
CROFF OIL CO
filed 1995-11-14
CIK 25743

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended          September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 522,350 shares, one class only, as of September 30, 1995.



                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1995 (UNAUDITED).


_________________________________________________________________

PART I.	FINANCIAL INFORMATION				Page Number

Balance Sheets as of December 31, 1994
      and September 30, 1995							3, 4

Statements of Operations for the Three and
	Nine Months Ended September 30, 1995 and 1994		5

Statements of Cash Flows
	for the Three and Nine Months
	Ended September 30, 1995 and 1994					6

Notes to Financial Statements							7

Managements' Discussion and Analysis of Financial
	Condition and Results of Operations				7


PART II.	OTHER INFORMATION

Signatures.								     	9


_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Oil Company. The financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.










                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

									 Dec 31,	     Sept 30,
							  	 	  1994		 1995

CURRENT ASSETS:
  Cash and Cash Equivalents:			$      19,385 	$      44,226
  Marketable equity securities		       24,250	       16,000
  Accounts receivable:
	Oil and gas purchasers			       26,684	       23,648
	Refundable income taxes				  10,053	        3,130
	Note receivable, collateralized		   5,500		   5,500
	Interest receivable on investment		         	        3,159

         Total current assets			$      85,872	$      95,663

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
      Proved properties 					 457,198		 445,043
      Unproved properties 			      110,051	      110,051
									 567,249		 555,094
   Less accumulated depletion and
    depreciation 					     (222,794)	     (240,474)


   Furniture, fixtures & equipment			   4,536		   4,536
   Less accumulated depreciation		       (4,536)	       (4,536)
									    --	          --
		Net property and equipment	$     344,455	$     314,620

   Coal Investment									 100,000

								$	 430,327	$	 510,283
								=============	==============

                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

									 Dec 31,	     Sept 30,
							  	 	  1994		 1995


Current Liabilities:
  Accounts payable					$	 10,934	$	  14,231
  Accrued liabilities					    537		   3,191
  Bank Note to finance coal investment	           0 	       50,000

	Total current liabilities 			 11,471		  67,422


Commitments (Note 3)
Stockholders' equity (Note 4):
   Common stock, $.10 par value
    20,000,000 share authorized
    579,143 shares issued (579,124
    in 1991)				 			  57,914		  57,914
   Capital in excess of par value			 909,983		 909,983
    Accumulated deficit 				     (476,235)	     (448,230)

								 	 491,662		 519,667
   Less treasury stock at cost,
    52,788 shares in 1994 and 56,788
    in 1995 						      (72,806)	      (76,806)

		Total stockholders' equity	      418,856 	      442,861

								$	 430,327	$	 510,283
								=============	==============

                        CROFF OIL COMPANY
                     Statement of Operations

     For the Three and Nine Months Ended September 30, 1995
                                (Unaudited)


						For Nine Months	For Three Months
	 						Ended		Ended
						9/30/94  9/30/95	9/30/94  9/30/95

Revenue:

 Oil and gas sales........	$158,372   $135,113	$55,393  $42,150
 Other income (loss)......	   3,290     12,137	    212    5,815

   Total revenue			$161,662   $147,250	$55,605  $47,965



Costs and expenses:
 Lease operating expense..	$ 49,424   $ 29,209	$16,643  $ 8,857
 Depreciation and depletion	  22,500     22,500   7,500    7,500
 General and administrative	  52,998	   55,946  14,298   18,020
 Interest						  0	    2,771       0    1,381
 Rent Expense - Related Party	   8,820	    8,820   2,940	 2,940

						$133,742   $119,246 $41,381  $38,698


Net income (loss)			$ 27,920	$  28,004 $14,224  $ 9,267
						========	========= =======  ========


Earnings (Loss) Per Share	$  .05   	$   .05	$   .03  $   .02
						=========	=========	======== ========













                        CROFF OIL COMPANY
                     Statement of Cash Flows


								       For  the  Nine
								        Months Ended
								        September 30,
					   				  1994  	  1995

CASH FLOWS FROM OPERATING ACTIVITIES:


 Net income (loss)						$ 27,920  $ 28,004

 Adjustments to reconcile net income to
   net cash provided by operating activities:
	Depreciation and depletion			  22,500	  22,500
 Change in assets and liabilities:
	Decrease in accounts receivable		   1,461	   6,800
 	Decrease in other assets				       0	       0
     Increase in accounts payable			   3,178	   3,297
   	(Decrease) Increase in
	in accrued liabilities                    (1,208)    2,654
     Total adjustments		    			  25,931    35,251

 Net cash provided by
   operating activities:					  53,851	  63,255
									--------	---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase)/Sale of Securities			       0    19,540
  (Purchase)/Sale of oil & gas properties:	 (70,576)	   3,955
  Purchase of coal investment        		       0   100,000
									---------	---------
									 (70,576)   84,414

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock				       0    (4,000)
  Note payable for Coal Purchase		   		  0	  50,000
									---------	---------
									  (    0)   46,000

Increase (decrease) in cash:				 (16,725)   24,841

Cash at beginning of period:				$ 20,880  $ 19,385
									========= =========

Cash at end of period:					$  4,155	$ 44,226
									=========	=========



                        CROFF OIL COMPANY
                  NOTES TO FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995

BASIS OF PREPARATION.

	The condensed financial statements for the three and nine month periods ended September 30, 1995 and 1994 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim
periods presented herein.    Certain information in footnote
disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

             MANAGEMENTS' DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

          Three-Month Period Ended September 30, 1995, as Compared to the Three-Month Period Ended September 30, 1994.

OIL AND GAS OPERATIONS

	Oil and gas income, primarily from royalties, for the three months ended September 30, 1995 was $42,150 compared to $55,393 for the same time period of the prior year. This decrease was due primarily to lower oil and natural gas prices and the plugging or sale of wells with high revenue and high expenses.

	Production costs, which include lease operating expenses and production related taxes, for the three months ended September 30, 1995, decreased when compared to the same time period of the prior year, $8,856 in 1995 compared to $16,643 in 1994. This decrease was due to fewer workovers incurred, the plugging of some wells and some property dispositions. Production taxes, (these taxes are levied as a percentage of the sales price of oil and gas production), also decreased.


           Nine Month Period Ended September 30, 1995, as Compared to the Nine Month Period Ended September 30, 1994.

OIL AND GAS OPERATIONS

	Oil and gas income, primarily from royalties, for the nine months ending September 30, 1995, was $135,113 compared to $158,372 for the same time period of the prior year. This decrease was due primarily to lower oil and natural gas prices and lower volumes particularly on the gas side of production.

	Production costs, which include lease operating expenses and all production related taxes, for the nine months ended September 30, 1995, decreased when compared to the same time period of the prior year, $29,208 in 1995 compared to $49,424 in 1994. These lower production costs were primarily the result of less workovers on wells in a weaker oil market, and plugging and sale of marginal wells.

OTHER INCOME.

	During the nine month period ended September 30, 1995, the Company had other income of $12,137 from interest earned, dividend payments, a lease bonus, and sale of producing properties. During the same nine month period in 1994, the Company had other income of $3,290, primarily from dividends. The Company's interest income was higher due to the interest payments from the Buck Creek Coal Mine investment.

GENERAL AND ADMINISTRATIVE.

	General and administrative expenses for the nine month period ending September 30, 1995, were $55,946 compared to $52,998 for the nine month period ending September 30, 1994. This difference was due to timing of legal and accounting fees and printing costs.
During the nine month period ended September 30, the Company's total expenses decreased from $133,742 in 1994 to $119,246 in 1995. The decrease was due to lower production expenses, and taxes.
General and administrative expenses will likely remain at approximately this level. The Company is currently operating with two part time officers and employees, and is contracting for its accounting services, office space and supplies.

FINANCIAL CONDITION

	As of September 30, 1995, the Company's current assets exceeded current liabilities by $28,241, compared to working capital of $74,401 at December 31, 1994. This decrease of $46,160 in the Company's working capital position during the nine month period ending September 30, 1995 was due to the purchase for $100,000 of the Buck Creek Coal investment, of which $50,000 was paid out of cash in current assets. The Company also sold three small working interests in wells during the quarter. The Company's ratio of current assets to current liabilities was approximately
6.5 to 1 on December 31, 1994 and 1.4 to 1 on September 30, 1995.

	The Company is continuing its program to invest its cash in small non-operated oil and gas assets, and paying off its Bank note.

PART II.  OTHER INFORMATION


ITEM 6(b).  NONE.


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

							REGISTRANT:  CROFF OIL COMPANY


						By_________________________________
                                                 Gerald L. Jensen
                                         Chief Executive Officer


						By_________________________________
									 Ward Smith
                  				 Chief Accounting Officer

Date:__________________, 1995