Form 10-Q/A
period 1995-09-30
CROFF OIL CO
filed 1995-11-15
CIK 25743

(AMENDED TO CORRECT TYPOGRAPHICAL ERRORS ON FINANCIAL DATA SCHEDULE)
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










                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

                               									 Dec 31,	     Sept 30,
							  	 	                               1994	      	 1995

CURRENT ASSETS:
  Cash and Cash Equivalents:	   		$      19,385 	$      44,226
  Marketable equity securities		         24,250	       16,000
  Accounts receivable:
	Oil and gas purchasers	        		       26,684	       23,648
	Refundable income taxes				             10,053	        3,130
	Note receivable, collateralized		        5,500		       5,500
	Interest receivable on investment		         	          3,159
                                       --------      --------
         Total current assets		  	$      85,872	$      95,663

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
      Proved properties              		 457,198    		 445,043
      Unproved properties 			           110,051	      110,051
									                               567,249	    	 555,094
   Less accumulated depletion and
    depreciation 					                 (222,794)	     (240,474)


   Furniture, fixtures & equipment		  	   4,536		       4,536
   Less accumulated depreciation		       (4,536)	       (4,536)
	                                							    --	          --
		Net property and equipment	     $     344,455	$     314,620

   Coal Investment			                           						 100,000

			                             					$	 430,327    	$	 510,283
							                           	=============	==============

                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

                              									 Dec 31,	     Sept 30,
							  	                              	 1994		       1995


Current Liabilities:
  Accounts payable	               				$	 10,934  	$	  14,231
  Accrued liabilities					                  537	       3,191
  Bank Note to finance coal investment	     0 	       50,000
                                       ---------   ---------
	Total current liabilities          			 11,471		      67,422


Commitments (Note 3)
Stockholders' equity (Note 4):
   Common stock, $.10 par value
    20,000,000 share authorized
    579,143 shares issued (579,124
    in 1991)			                   	 			  57,914	   	  57,914
   Capital in excess of par value			    909,983		    909,983
    Accumulated deficit 				           (476,235)	   (448,230)

	                             							 	 491,662	   	 519,667
   Less treasury stock at cost,
    52,788 shares in 1994 and 56,788
    in 1995 						                     (72,806)	      (76,806)

		Total stockholders' equity	          418,856 	      442,861

                            								$	 430,327	    $	 510,283
							                           	=============	==============

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













                        CROFF OIL COMPANY
                     Statement of Cash Flows


                              								       For  the  Nine
								                                      Months Ended
								                                      September 30,
					   				                                  1994  	  1995

CASH FLOWS FROM OPERATING ACTIVITIES:


 Net income (loss)		                   				$ 27,920  $ 28,004

 Adjustments to reconcile net income to
   net cash provided by operating activities:
	Depreciation and depletion	             		  22,500	  22,500
 Change in assets and liabilities:
	Decrease in accounts receivable		            1,461	   6,800
 	Decrease in other assets				                    0	       0
     Increase in accounts payable			          3,178	   3,297
   	(Decrease) Increase in
	in accrued liabilities                      (1,208)    2,654
     Total adjustments		    		            	  25,931    35,251

 Net cash provided by
   operating activities:	              				  53,851	  63,255
								                                  	--------	---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase)/Sale of Securities			               0    19,540
  (Purchase)/Sale of oil & gas properties:	 (70,576)	   3,955
  Purchase of coal investment        		           0   100,000
							                                     --------	---------
									                                   (70,576)   84,414

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock				                  0    (4,000)
  Note payable for Coal Purchase		   		           0	   50,000
								                                  	---------	---------
									                                    (    0)   46,000

Increase (decrease) in cash:		           		 (16,725)   24,841

Cash at beginning of period:		           		$ 20,880  $ 19,385
							                                  		========= =========

Cash at end of period:			                		$  4,155  	$ 44,226
						                                  			=========	=========



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