Form 10-K
period 1995-12-31
CROFF OIL CO
filed 1996-04-01
CIK 25743

FORM 10K

                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549
MARK ONE

   X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                                 OR

 _____ TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934 [No fee required]

                 FOR THE TRANSITION PERIOD FROM   N/A   TO   N/A

                                   COMMISSION FILE NUMBER:  1-100

                       CROFF OIL COMPANY
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           UTAH                    87-0233535
                 STATE OF INCORPORATION   (I.R.S. EMPLOYER IDENTIFICATION
                                                                   NUMBER)

                         1433 SEVENTEENTH STREET
                         SUITE 220
                         DENVER, COLORADO                           80202
                         ADDRESS OF PRINCIPAL                      ZIP CODE
                           EXECUTIVE OFFICES


Registrant's telephone number, including area code:  (303) 297-3383

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
                 Title of each class                  which registered
              Common - $0.10 Par Value

   None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    X     NO _____

As of March 1, 1996, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was:
 $305,800

As of March 1, 1996, the Registrant had outstanding 516,515 shares of common stock ($.10 par value)

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 2.
                                          TABLE OF CONTENTS

                                               PART I



                                                                 Page

ITEM 1                   BUSINESS................................ 3


ITEM 2                   PROPERTIES.............................. 8


ITEM 3                   LEGAL PROCEEDINGS....................... 12



ITEM 4                   SUBMISSION OF MATTERS TO A VOTE
                          OF SECURITY HOLDERS.................... 12



                                               PART II

ITEM 5                   MARKET FOR REGISTRANT'S
                          COMMON EQUITY ......................... 13



ITEM 6                   SELECTED FINANCIAL DATA................. 14



ITEM 7                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS.................. 14


ITEM 8                   FINANCIAL STATEMENTS AND SUPPLE-
                          MENTAL DATA............................ EX I.



ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH
                          ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURES.............. 15



                                              PART III

ITEM 10                  DIRECTORS AND EXECUTIVE OFFICERS
                          OF THE REGISTRANT...................... 16



ITEM 11                  EXECUTIVE COMPENSATION.................. 17



ITEM 12                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT.................. 18



ITEM 13                  CERTAIN RELATIONSHIPS AND RELATED
                          TRANSACTIONS........................... 19



                                               PART IV

ITEM 14                  EXHIBITS, FINANCIAL STATEMENTS AND
                          SCHEDULES AND REPORTS
                          ON FORM 8-K............................ 20



                         SIGNATURES.............................. 21



                                               PART I


ITEM 1.  BUSINESS

         (a)  Description of Business

     Croff Oil Company ("Croff" or "the Company"), was incorporated in Utah in 1907 as Croff Mining Company. The principal office of the Company is located at 1433 Seventeenth
Street, Suite 220, Denver, Colorado 80202. The telephone number is (303) 297-3383.

         Croff is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests. Over the past fifteen years, Croff's primary source of revenue has been oil and gas royalties from producing mineral interests. Croff participates as a working interest owner in approximately 35 wells. Croff holds small royalty interests in over 200 wells. In 1993 Croff acquired a carved out production interest of from 200-360 barrels of oil per month from a stripper field of approximately 110 wells in South Texas. All of the wells from which Croff receives revenues are operated by other companies and Croff has no control over the factors which determine royalty revenues such as markets, prices and rates of production.

         During the period 1981 through 1985, the Company increased its participation in exploratory and development drilling ventures. In certain instances, Croff acquired leases for the purpose of initiating a drilling venture. In other instances, Croff chose to participate in drilling by paying its share of the drilling costs, or by farming out to others for a carried interest in the well. Over the past ten years, Croff's primary source of revenues has evolved from lease bonuses to oil and natural gas production.

         After the drop in oil prices during 1986, the Company did not participate in exploration drilling through 1990. The
Company in 1990, after paying off the last of its' long-term debt, again began to acquire producing oil and gas leases, and took a minor interest in a new well in 1991 and 1992. In 1992 the Company purchased working interests in eleven wells, royalty interests in three wells, and participated in a workover of an existing working interest well. In 1993 the Company purchased a stripper field in South Texas, and sold it to a local operator, reserving a carved out production interest, secured by a mortgage on the field. In 1994, the Company continued to purchase producing oil and natural gas wells. In 1995, Croff purchased a two percent interest in a mortgage note secured by an equal interest in an Indiana Coal Mine.

         Previous to 1987, Croff owned investment securities in certain natural resource companies. These companies had a current market value and Croff sold these securities periodically to generate revenues. Since 1991 Croff has purchased interests in publicly traded oil and gas companies out of cash reserves.
The Company
intends to earn a better yield than cash on these current funds, which will be liquidated, as needed, to fund the purchase of oil and gas wells or other natural resource investments.
         Croff has three part-time employees, consisting of the President, and two Assistant Secretaries.


         (b)     Current Activities

         In 1995, the Company determined it would seek to become large enough to create an active market for its common stock, ( the only class of stock the Company has ever issued).
Croff's shares are not traded on any exchange, and no active market exists for the stock.
Only a few transactions in trading the stock have occurred within the last ten years. The Board developed a Plan to be presented at the 1995 annual meeting of shareholders. The plan would authorize the pledge of the current oil and gas assets of the Company to a new class of preferred shares to be issued to each existing shareholder on the basis of one preferred share for each common share. The Company would then seek to grow by issuing common shares to acquire assets or business in order to grow the Company to a size to qualify for a listing on the NASDAQ Stock Exchange. Because the Proxy statement was delayed, for a number of reasons, the annual meeting was actually held on February 28, 1996.
     At the Annual meeting, shareholders voted to create a new Class B preferred share. The oil and gas assets of the Company would be pledged for the benefit of these Preferred B shares. These Class B shares will be distributed, on a one for one basis, to the existing shareholders. The shareholders then authorized a new Class A preferred share to be issued to provide management of the Company with both preferred and common shares to be utilized in investing in new businesses.
The shareholders also authorized the name of the Company to be changed to Croff Enterprises, Inc. The management, using the existing common shares and the newly authorized Class A shares now intend to use these shares and available cash to acquire assets or businesses in order to enable the Company, over time, to reach a size that its stock can be traded on the NASDAQ stock Exchange.

         Management presented no specific proposals for new acquisitions or businesses, to the shareholders, nor had any been discussed by the Board of Directors at or before the Annual meeting. The Board is currently considering a number of ideas for the growth of the Company in the future. It is expected that there will be very significant dilution to the existing shareholders in the common stock of Croff Enterprises, Inc. The assets of the Company, not being pledged to the Preferred B shares, are its status as a public company, its liquid assets, and its tax loss carryforward. With the distribution of the Class B preferred shares, which carry with it the benefit of the current oil and gas assets, the Board determined to set out to expand the Company by acquiring assets with more potential for growth.

         The Company in March of 1995, purchased a 2% interest in a $6 million note secured by a mortgage on a coal mine in Indiana. This investment of $100,000 was made using $50,000 in cash on hand and borrowing $50,000 from the Company's bank, Union Bank and Trust of Denver, Colorado. The note was repaid on March 1, 1996. The Company's investment is as a stockholder in Carbon Opportunities, L.L.C., a limited liability company formed in Indiana by a group of investors and the owners of the mine, who are in control of this venture.

         Carbon Opportunities, L.L.C. purchased a non-performing $6 million note, secured by the Buck Creek Coal Mine, from the Old Nation Bank in Evansville, Indiana, for the discounted price of $3,500,000. Carbon Opportunities, L.L.C. was funded with $5 million, of which $3,500,000 purchased the note and $1,500,000 provided working capital. Carbon Opportunities, L.L.C. is secured by the mine and equipment, and has an option to acquire control of the mine following payoff of the note.
The current mine owners have a right to retain 20% of the equity in the mine after the note is paid off.

         The mine operated during 1995 and interest payments were made on the $6 million note. In December of 1995, the major purchaser of the coal from the mine, a utility, cancelled the contract. Management of the mine determined to shut down the mine at that time, because a new contract was not likely, and losses at the mine would be significant without a market for the coal. Currently, no payments are being made on the note and the equipment at the mine is being liquidated. Buck Creek Mine has now filed for protection under Chapter 11 of the United States Bankruptcy Code. Carbon Opportunities, L.L.C., as the major creditor of the Mine, expects to receive the mine and its equipment in the Plan of Reorganization in Bankruptcy, which is expected to be a plan of liquidation. Croff Oil
Company has elected to treat the payments received so far as repayment on its investment and not as income. Croff expects to receive payments on its investment from the cash in Carbon Opportunities, L.L.C., the litigation against the utility, and the sale of equipment at the mine. At this time, management of the L.L.C. and the mine expect that investors in Carbon Opportunities, L.L.C. will receive at least 100% of their investment returned. Management of the Company will continue to monitor this investment and seek to obtain a liquidation of this investment as soon as possible.

         In 1995, the Company also purchased a small interest in the Ash Unit, a pooled oil field in Campbell County, Wyoming.
The Company also participated in a small interest in a gas well in Wyoming and as a royalty owner in continued development in the Bluebell-Altamont Field.

         In 1994, the Company purchased small non-operating working interest in three oil wells and one gas well. It also purchased a royalty interest in a gas well in Texas. This was a continuation of the Company's policy of continuing to purchase non-operated interest in long-lived wells. In 1994, the Company received an increase in production from coal seam gas wells in La Plata County, Colorado, and San Juan County, New Mexico.

         In 1993, the Company purchased a small stripper field in Medina County, Texas. The Company paid $135,000 in aggregate for this field during 1993 and 1994. The Company entered into an agreement with a local operator in Medina County to purchase the production company and the leases, subject to a carved-out production payment to Croff Oil Company. The carved-out production payment is secured by a mortgage on the leases and the equipment. The local operator does not have significant financial resources, so the continued payment of the "carved out production payment" is dependent on the ability of this operator to stay in business, which is dependent on the price of oil.

         Production Resources has continued to operate and rework many of the wells in this field. The Taylor Ina field has produced at a level enabling the operator to maintain the 200 barrel per month carved-out production during most of this time, but not the higher production payments the Company had anticipated might develop. Currently the production payments have totaled over $70,000 on the Company's $135,000 investment.

         (c)     Major Customers

         Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1993, 1994 and 1995:

                                       1993             1994            1995

         Oil and gas:
 ANR Production Company               23.9%            20.0%            25.3%  *
 Pennzoil Production Company          19.2%            12.5%            11.9%
 Oasis Oil Company/E&A Oil            -----            16.3%            15.6%
* Includes Coastal Production Company

         (d)  Financial Information About Industry Segments

         The Company's operations presently consist of oil and gas production. During previous years the Company has generated revenues through the purchase and resale of oil and gas leasehold interests, however, no significant revenues were generated from this source for the last five years. Further information concerning the results of the Company's operations in this one industry segment can be found in the Financial Statements.


         (e)  Environmental and Employee Matters

         The Company's interest in oil and gas operations are indirectly subject to various laws and governmental regulations concerning environmental matters, as well as employee safety and health within the United States. The Company does not believe that it has any direct responsibility for or control over these matters as it does not act as operator of any oil or gas wells.

         The Company is advised that oil and gas operations are subject to particular and extensive environmental concerns, hazards, and regulations. Among these regulations would be included the Toxic Substance Control Act; Resource
Conservation and Recovery Act; The Clean Air Act; The Clean Water Act; The Safe Drinking Water Act; and The Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). Oil and gas operations are also subject to Occupational Safety and Health Administration (OSHA) regulations concerning employee safety and health matters.
The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on all oil and gas operations.

         In addition, various state and local authorities and agencies also impose and regulate environmental and employee concerns per-taining to oil and gas production, such as The Texas Railroad Commission. Often, though not exclusively, compliance with state environmental and employee regulations constitutes an exemption or compliance with federal mandates and regulations.

         As indicated above, the Company does not have any direct control over or responsibility for insuring compliance with such environmental or employee regulations as they primarily pertain to the operator of oil and gas wells and leases. In no instances does the Company act as the operator. The effect of a violation by an Operator of a well in which the Company had a working interest would be that the Company may incur its pro-rata share of the cost of the violation.

         In all events, the Company is not aware of any instance in which it was found to be in violation of any environmental or employee regulations or laws, and the Company is not subject to any present litigation or claims concerning such matters. It should be noted, however, that in some instances the Company could in the future incur liability even as a non-operator for potential environmental waste or damages or employee claims occurring on oil and gas properties or leases in which the Company has an ownership interest.


ITEM 2.          PROPERTIES


         (a)  Oil and Gas Mineral Interests and Royalties

         The Company owns perpetual mineral interests which total approximately 4,600 net mineral acres, of which approximately 1,100 net acres are producing. These mineral interests are located in 110,000 gross acres in Duchesne, Uintah, Wasatch and Carbon Counties in Utah, and approximately 40 net mineral acres in La Plata County, Colorado, and San Juan County, New Mexico.

         In 1993, the Company purchased a carved out production payment in Medina County, Texas. This carved out production payment is for a fixed number of barrels, from 200 to 360 barrels per month, for which no operating expenses are charged other than taxes. For this reason, the carved out production payment is similar to an overriding royalty interest rather than a working interest. This carved out production payment is received from approximately 110 wells in Medina County, Texas .

         As of December 31, 1995, the Company was receiving royalties from approximately 200 producing wells in the Bluebell-Altamont field in Duchesne and Uintah Counties,
Utah. Royalties were also received from scattered interests in Wyoming, Colorado, New Mexico, and Texas. Oil and gas revenues to the Company, primarily from royalties, were approximately $196,000 in 1995, $197,000 during 1994, and
$201,000 during 1993. Royalty income is contingent upon market demand, prices, producing capacity, rate of production, and taxes, none of which are in the control of the Company.

     The most important factor to the Company's revenue and profit, is the price of oil and natural gas. Oil prices have fluctuated during the last year with posted prices for sweet oil in Utah ranging from almost $19 in January to a low of around $16 during the year, and back to $18 a barrel by the end of the year. Oil prices overall in 1995, maintained the recovery in the latter half of 1994 from the extremely low prices in 1993. In early 1996 the prices have increased from the prices of late 1995. The market in oil prices, having declined since late 1990, appears to have turned around, and average oil prices may be higher in 1996 than in 1995.
Natural gas prices were definitely higher, averaging up to $2 per MCF by the final quarter of 1995. After hitting a low in the summer of 1995, the average price moved upward each month. The cold winter of 1995-1996 has sustained these prices during the first quarter of 1996. However, due to the low natural gas prices in the Rocky Mountains, Croff Oil Company's average price for natural gas was about the same in 1995 as in 1994.


         (b)     Oil and Gas Working Interests

         In 1995, the Company purchased a working interest in the Ash Unit in Campbell County, Wyoming. This is a pooled field which has operating costs equal to about one half of the net revenue. The Company invested primarily in a note secured by a coal mine in 1995 and thus purchased less oil and natural gas leases.

          In 1994, the Company purchased small working interests in a gas well in New Mexico; a gas well in Alabama; a gas well in Oklahoma; and a waterflood in Wyoming in which the Company already had a working interest. The Company spent an aggregate of less than $25,000 on these purchases. The remaining cash flow of the Company was spent on acquiring the remaining one-third interest in the producing leases in Medina County, Texas. While the Company does not participate in expenses on this lease, it did loan Production Resources, Inc. the sum of $5,500 in order to buy equipment to increase production on this lease. The Company expects to recover this amount over a period of approximately 18 months.

         The Company anticipates improved income from higher prices from its natural gas sales during the next year. The Company plans on resuming its oil and gas well purchases in 1996. The Company sold its interest in one well in North Dakota in 1995.

         In 1993, the Company sold its working interest in the five wells which it had purchased in 1992 in Frio County, Texas. It determined these wells were not profitable and were sold for salvage value. The Company did not participate in any other drilling in 1993 and did not purchase any further working interests.

         In 1992, the Company purchased working interests in eleven wells in North Dakota. The Company sold its interest in three of these wells at a profit during the year. Of the remaining wells, six are currently producing and one is plugged and abandoned. All are operated by outside operators. The Company also purchased a small working interest in a well in Lea County, New Mexico.

         In 1991, the Company participated (less than a 1% interest) in the successful drilling of a natural gas well in Utah. In 1990, the Company participated in a rework of a Utah well, and purchased small working interests in 7 wells in North Dakota, Wyoming, and Louisiana. The Company owns an interest in two gas wells in Beaver County, Oklahoma, and owns an interest in two gas wells in Rio Blanco County, Colorado, one gas well in Washington County, Colorado, and seven wells in the Bluebell-Altamont field in Northeastern Utah.

         Except for purchasing a small interest in the one well in 1991, and another in 1995, the Company has not engaged in drilling activity. The Company has participated in the reworking of two existing wells, one in Utah and one in North Dakota. The Company participates in new wells drilled by other operators as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells.
         During 1993 the Company received a royalty interest in four wells drilled in the Bluebell-Altamont field in Utah.
The Company is not involved in any current drilling activity, but may participate in drilling ventures during the next fiscal year.


                                     ESTIMATED PROVED RESERVES,
                               FUTURE NET REVENUES AND PRESENT VALUES

         The Company's interests in proved developed and
undeveloped oil and gas properties have been evaluated by
management for the fiscal years ending December 31, 1995, 1994 and 1993.  All of the Company's reserves are located within
the continental United
States.  The following table summarizes the Company's estimate of proved oil and gas reserves at December 31, 1995, 1994 and
1993.
____________________________________________________________________________

                              Reserve Category
As of     Proved Developed      Proved Undeveloped            Total
12/31   Oil (Bbls)  Gas (Mcf)  Oil (Bbls)  Gas (Mcf)  Oil (Bbls)  Gas (Mcf)

1993    57,564      153,328     20,054      24,993     77,618     178,321
1994    56,772      167,394     17,047      21,246     73,819     188,640
1995    53,508      204,865     17,047      13,111     70,555     217,976
__________________________________________________________________________

         The estimated future net revenues (using December 31,  prices and costs for each respective year, and the present value of future net revenues (discounted at 10%) for the Company's proved developed and proved undeveloped oil and gas reserves for the years ended
December 31, 1993, 1994, and 1995 are summarized as follows:
_______________________________________________________________________________


         Proved Developed                  Proved Undeveloped                        Total
___________________________________________________________________________________________________________
                      Present                         Present                              Present
        Future       Value of             Future      Value of                Future       Value of
As of   Net          Future Net          Net         Future Net               Net          Future Net
12/31    Revenue      Revenue             Revenue     Revenue                 Revenue      Revenue
1993      $ 760,586   $ 487,219         $ 284,954   $ 182,977              $ 1,045,540  $ 670,196
1994      $ 843,349   $ 528,504         $ 254,226   $ 200,831              $ 1,097,465  $ 729,335
1995     $ 866,034   $ 539,782         $ 246,791   $ 196,504              $ 1,112,824  $ 736,287
___________________________________________________________________________________________________________

         "Proved developed" oil and gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relative major expenditure is required for recompletion.

         For additional information concerning oil and gas reserves, see the Supplemental Information - Disclosures About Oil and Gas
Producing Activities - Unaudited, included with the Financial
Statements filed as a part of this report.

         Since December 31, 1994, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.


                                             Oil and Gas Acreage

         During the last five fiscal years, the Company decreased its holdings in undeveloped oil and gas leases and generally retained its holdings in developed oil and gas leases. The Company's acreage position was relatively static during the fiscal years ending December 31, 1993, 1994 and 1995.

         "Developed Acreage" consists of lease acres spaced or assignable to production on wells having been drilled or completed to a point that would permit production of commercial quantities of oil or gas. "Gross Acreage" is defined as total acres in which the Company has any interest; "Net Acreage" is the actual number of mineral acres in which the mineral interest is owned entirely by the Company. All developed acreage is held by production.

         The acreage is concentrated in Utah, Texas, Oklahoma and Alabama widely dispersed in Colorado, Montana, New Mexico, North
Dakota, and Wyoming.



                                   COMPANY'S INTEREST IN PRODUCTIVE WELLS
                                               (Gross and Net)

         The following table shows the Company's interest in productive wells as of December 31, 1995.

                 Oil Wells (1)                             Gas Wells (2)
                 Gross     Net                             Gross     Net
                 359      36.9                              10       .75

(1) Primarily located in the Bluebell-Altamont field in Northeastern Utah, and Taylor-Ina field, Medina County, Texas.
(2)      Primarily located in Rio Blanco and LaPlata Counties,
         Colorado, Beaver County, Oklahoma, and San Juan County, New
         Mexico.


                                      HISTORICAL PRODUCTION TO COMPANY


         The following table shows approximate net production to the Company of crude oil and natural gas for the years ended December
31,  1993, 1994, and 1995:
_________________________________________________________________
                           Crude Oil                       Natural Gas
                         (Barrels)                (Thousands of Cubic Feet)
                                                              MCF

Year Ended Dec. 31, 1993:    8,680                         23,903
Year Ended Dec. 31, 1994:    8,823                         30,884
Year Ended Dec. 31, 1995:    8,278                         35,250



______________________________________________________________

         There are no delivery commitments with respect to the above production of oil and natural gas, except on wells in which the Company has a royalty interest. The Company is unaware of the circumstances of any delivery commitments on royalty wells.



               AVERAGE SALES PRICE AND COSTS BY GEOGRAPHIC AREA

         The following table shows the approximate average sales price per barrel (oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues for 1993, 1994 and 1995.

___________________________________________________________________________
                                    1993            1994              1995

 Average sales price
  per bbl of oil                 $ 17.05          $15.59           $15.62
 Average production cost
  per bbl                        $  5.47          $ 4.62           $ 4.70
 Average. sales price
  per Mcf of natural gas         $  2.17          $ 1.68           $ 1.40
Average production cost
  per Mcf of natural gas         $   .50          $  .49           $  .47
  _______________________________________________________________________

         The average production cost for oil was stable in 1995 when compared to 1994, $4.62 per barrel in 1994 and $ 4.70 per barrel in 1995. The average production cost is dependent on the percent of working interest wells to total production. The Company's purchase of a "carved out" production interest which is free of operating expenses in 1994, nearly offset higher operating costs and workover costs on existing wells in 1995, resulting in a slight increase in overall production costs during the last year.

         The average production cost for natural gas remained stable the last three years, $0.50 in 1993, $0.49 in 1994, and $0.47 in 1995. This was caused by increased sales of natural gas against a fixed operating cost, and higher gas production from royalty wells, resulting in a lower price per MCF.

         The Company's oil and gas operations are conducted by the Company through its corporate headquarters in Denver, Colorado.


         (c)     Mining Interests

         The Company has an indirect interest in coal leases in Sullivan County, Indiana. These coal leases are security for a promissory note in which the Company holds a 2% interest. The leases were operated as the Buck Creek Coal Mine during 1995, but were shut down at the end of 1995, due to cancellation of a contract by the purchasing utility. The Company has not made any reserve estimates of coal in place on such leases as the interest is indirect and the Company does not anticipate that the mine will be operated in the future. The Company expects the mine to be sold and the equipment liquidated at the present time.

         The Company currently has no mining operations on its mineral interests. The Company owned patented mining claims in Tooele
County, Utah which had a cost basis of $6,855. Management wrote off their value for financial reporting purposes in 1985. In early 1992, these claims were sold for $100.


         (d)  Corporate Offices and Employees

         The corporate offices are located at 1433 Seventeenth Street, Suite 220, Denver, Colorado 80202. The Company is not a party to any lease but currently pays $1,400 a month to Jenex Operating Company, which is partially owned by the Company's president, for office space and all office services, including rent, phone, office supplies, secretarial, land, and geology. The Company's office expenses are approximately $17,000 per year. The Company's agreement with Jenex committed it to continuing this office sharing arrangement through 1992. Currently the Company is continuing this arrangement on a month-to-month basis. The Company believes this arrangement is below true market rate for equivalent facilities and services.

         The Company currently has five (5) directors. The Company has three (3) part-time employees, a president and two assistant secretaries employed at the Company's corporate offices. None of the officers or employees are represented by a union.
(e)  Foreign Operations and Subsidiaries

         The Company has no foreign operations, exports, or subsidiaries.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal actions of a material nature in which the Company is engaged.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1995 annual meeting was held at the Croff Oil
Company office in Denver, CO on February 28, 1996. The Company solicited proxies on the following matters, with the results of the balloting being as follows:

                                   RESULTS
Election of Directors             Approval of Auditors
Gerald L. Jensen                  For:    283,284
For:     283,649                  Against
Abstain:   1,200                  Abstain:    800
Richard H. Mandel, Jr.            Class A Preferred Shares
For:     278,649                  For:    272,919
Abstain:   5,360                  Against:  10,415
Dilworth A. Nebeker               Abstain:     750
For:     255,248                  Special Class B Shares
Abstain:   9,593                  For:     282,709
Edwin Peiker                      Against:     625
For:     278,649                  Abstain:     750
Abstain    5,360
Julian Jensen
For:     278,649
Abstain:   5,360



                                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED
                 STOCKHOLDER MATTERS

         In November 1991, the stock was reverse split 1 for 10 and the current trading range of approximately $1.00 bid $1.10 asked, was established. The pink sheets must be considered an arbitrary broker listing rather than an actual trading range.  No assurance can be given that the stock will trade in such range, or at all.
In all events, there is almost no trading in the Company's
securities.  The following tabulation represents the limited reported transactions known to the Company or reported on the local inter-dealer quotation system (pink sheets) during the last three years. There is no precise information available to the Company with respect to transactions in the pink sheets during the last twelve months, since only a very limited market exists for trading the shares.
_______________________________________________________________

                                          BID RANGE  (1), (2), (3)

Calendar Quarter                              Bid     Asked
1993:
         First Quarter                    $1.00     $1.10
         Second Quarter                   $1.00     $1.10
         Third Quarter                    $1.00     $1.10
         Fourth Quarter                   $1.00     $1.10

1994:
         First Quarter                    $1.10     $1.20
         Second Quarter                   $1.00     $1.10
         Third Quarter                    $1.00     $1.10
         Fourth Quarter                   $1.00     $1.10

1995:
         First Quarter                    $1.00     $1.10
         Second Quarter                   $1.00     $1.10
         Third Quarter                    $1.00     $1.10
         Fourth Quarter                   $1.10     $1.20
_________________________________________________________________

         (1) Only a few transactions resulting in the transfer of stock took place in 1993, 1994 or 1995.


         (2) In 1991, the Company tendered for its own 1:10 reverse split shares at $1.00 per share net to the shareholder. Approximately 29,000 shares were purchased by the Company. All prices shown are following the implementation of the reverse split.

         (3) The Company repurchased approximately 10,000 of its shares for its treasury in 1995 at $1.00 and $1.05 per share from an estate and a bankruptcy trustee.

         As of December 31, 1995, there were approximately 1,200
holders of record of the Company's common stock.   The Company has
never paid a dividend and has no present plan to pay any dividend.










ITEM 6.  SELECTED FINANCIAL DATA

______________________________________________________________________________________________________________
                                 Fiscal Year Ended December 31:
                                     1991            1992             1993             1994           1995
______________________________________________________________________________________________________________
REVENUES
 Operations
   Oil and Gas                    $ 177,676       $ 183,171        $ 201,182         $196,780        $195,834
   Other Revenues                    13,742           6,993            7,606            6,139           9,596

Expenses                            153,773         159,670          166,854          167,080         173,919
  Net Income                         37,645          23,350           42,579          34,183           31,511
  Net Income Per Common Share (1)    .07            .04               .08            .06                  .06

Working capital
                                     89,196           50,723           74,934          74,401          26,457

Long-term debt                          --                       --                       --
   --                --

Total assets                         332,752         356,486           402,414         430,327        505,018

Stockholders'
 equity                              319,050         342,199           384,673         418,856        440,527
Dividends per share                    NONE           NONE                       NONE            NONE
 NONE
_________________________________________________________________

(1)      Amounts restated for reverse split in 1991.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITIONS AND RESULTS OF OPERATIONS


         (a)     Results of Operations

         Oil and gas sales for the fiscal year ended December 31, 1995, were on par with 1994, $195,834 in 1995 versus $196,780 in 1994.
Carved out production payments was a larger percent of the total, and natural gas production from coal seam gas increased, which, because of its low price, brought the average gas price lower. Oil revenue, from slightly lower total production was increased by the higher prices. Lower prices for higher production of natural gas was due to expiration, in 1994 and 1995, of fixed price contracts where prices had been above market.

         While oil prices from various fields vary, the price of oil, rose during the first quarter of the year, fell in the second quarter, was flat in the third quarter and then rose in the fourth quarter of 1995. Overall the price increased by the end of the year approximately a dollar over the beginning of the year. This was the first year in the last three when oil production was essentially flat as the Company benefitted from higher prices.

         Natural gas prices were lower during the first half of 1995, and then began to rise. During the last half of the year, natural gas prices rose from around $1.20 MCF to about $1.70/MCF. Because some of Croff's natural gas production had been locked in at higher prices due to previous contracts, only a portion of Croff's natural gas production benefitted because of this increase. The natural gas production for Croff was higher with the increase in coal seam gas which is a lower priced product. The oil revenues of Croff comprise approximately seventy percent of its revenues and natural gas is approximately thirty percent.

         Operating costs increased from 1994 to 1995 from $51,983 in 1994 to $55,584 in 1995. This increase in lease operating expenses was due to higher costs in some of the Utah fields where Coastal completed workovers on wells acquired from Linmar Petroleum
Company. The overall strategy of the Company in using its cash flow to purchase interests in oil and gas properties has resulted in gradual increases in net oil and gas production. The Company has sold or abandoned its interest in wells with high operational costs.

         General and administrative costs varied little in 1995 at $66,698 from $65,815 in 1994. There was no shareholders meeting in 1994 and the shareholders meeting in 1995 involved a reorganization of the Company. There were increased accounting and legal costs incurred as part of the proposed reorganization. The Company's other income in 1995 was the result of the sale of an oil well and interest on cash and liquid assets.


         (b)     Capital Resources and Liquidity

         The Company increased its current assets in 1995 to $90,948. However, its current liabilities increased from $11,471 to $64,491 due investing in the promissory note secured by the coal mine in Indiana. The Company accumulated cash in order to pay off this note, which was paid off on March 1, 1996. Thus while the current ratio of the Company at the end of December, 1995 was approximately 3:2, the current ratio in early 1996 is approximately 3:1. The Company is currently seeking oil and gas assets which would set its investment criteria and would be likely to borrow funds again in order to purchase properties which would add to its cash flow.
Since the Company has no long term debt, it would intend to repay any loans within less than two years. The Company continues to enjoy a positive cash flow that it will utilize to invest. Because of the recent reorganization of the Company, the Company intends to use its cash flow for oil and gas purchases which will benefit the new Class B preferred share stockholders, and to acquire assets using its stock, primarily to benefit the common shareholders of the Company. The Company would expect that future cash positions and liquidity will be dependent upon its success in finding acquisitions.

         Because the Company's revenues are primarily from royalty payments and the Company does not have significant operating expenses, inflation is favorable to the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to financial statements, financial statement schedules, and supplemental information, beginning with Page 26
(F-l) hereof.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         (a)(b)(c) Identification of Directors, Officer and Signifi-cant Employees.

         The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H. Mandel, Edwin W. Peiker, and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The following is provided with respect to each officer and director of the Company as of March 1, 1996.


GERALD L. JENSEN, 56, PRESIDENT AND DIRECTOR.

         President of Croff Oil Company since October, 1985. Prior to this date, Mr. Jensen was Chairman of Petro-Silver, Inc., a public company, for over five years. Mr. Jensen was a director of Pyro Energy Corp., a public company engaged primarily in coal production, from 1978 until the Company was sold in 1989. Mr. Jensen is also an owner of private real estate, development, and oil and gas companies.

RICHARD H. MANDEL, JR., 66, DIRECTOR.

         Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and gas producing company in Denver, Colorado. He is President and also a Board Member of Richard H. Mandel, Ltd., an oil and gas production company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado. Since May 1988, he has been a Board Member of Richmond Exploration Company. Since July 1994, he has been a Board Member of Wichita River Oil Company which is listed on the American Stock Exchange.

DILWORTH A. NEBEKER, 55, DIRECTOR.

         Mr. Nebeker served as President of Croff from September 2, 1983 to June 24, 1985, and has been a director of Croff since December, 1981. He has been a lawyer in private practice for the past nine years. Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.


EDWIN W. PEIKER, JR., 64, DIRECTOR AND SECRETARY.

         Mr. Peiker was President of Royal Gold, Inc. from 1988 through 1991, and continues to be a director. Since 1986, Mr. Peiker has been a Vice President and director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities. Prior thereto he was involved in private investments in oil and gas exploration and production.
         Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983. AMAX is primarily engaged in mine evaluation and resource analysis.


JULIAN D. JENSEN, 48, DIRECTOR

         Mr. Jensen is the brother of the Company's president and has served as legal counsel to the Company for the past seven years. Mr. Jensen has practiced law, primarily in the areas of corporate and securities law, in Salt Lake City, Utah, since 1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin, Carman, Dibb & Jackson, which acts as legal counsel for the Company.


         The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company.


ITEM 11.  EXECUTIVE COMPENSATION


         (a)  Remuneration

         During the fiscal year ended December 31, 1995, there were no officers, employees or directors whose total cash or other remuneration exceeded $60,000.

____________________________________________________________________________________________________________
                                         Summary Compensation Table
                                           1995   Compensation of C.E.O. (1)

         Salary          Bonus            Other            Stock Options            Total All
                                                                                    Compensations

         $48,000 per        0               0                   0                   $48,000
            annum
____________________________________________________________________________________________________________

      (1) Gerald L. Jensen is employed part time as the President and C.E.O. of Croff Oil Company.


         Directors, excluding the President, are not paid a set salary by the Company, but are paid $250 for each half-day board meeting and $350 for each full-day board meeting.


         (b)  Proposed Remuneration

         During the current fiscal year, the Company intends to compensate outside directors at the rate of $250 for a half day meeting and $350 for a full day meeting, a rate which was instituted in October, 1985.

         Based on the current remuneration, for the fiscal year ending December 31, 1996, no officer or director shall receive total cash remuneration in excess of $60,000.


         (c)  Options, Warrants or Rights

         Directors were authorized and issued stock warrants in 1991, that essentially provide each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant is for 20,000 shares.

         The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. The expiration date of the warrants is December 31, 1999.

         The chart below sets out the terms and value of the above warrants to all officers and directors.

                                                                                                           _
__________________________________________________________________________________________________________
                                 Current Officers and Directors Warrants (1)

                         Warrant to               Termination              Exercise                 Current
Value
                            Buy                       Date                   Price           (Estimated) (2)

Each Director except
 President               10,000 shares              12/31/99                 $ 1.00                    $ 1,100

President                20,000 shares              12/31/99                 $ 1.00                    $ 2,200
____________________________________________________________________________________________________________

         (1) All warrants were granted in November, 1991. None have been exercised.

         (2) Current stock price $1.00 - $1.10. Warrant value estimated at 10% of current stock price. There is no market for warrants and extremely limited market for stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT


         (a)(b)  Security Ownership of Certain Beneficial Owners and
                 Management


         The following table sets forth the beneficial ownership of Common Stock of the Company as of December 31, 1995, by (a) each person who owned of record, or beneficially, more than five (5%) percent of the Company's $0.10 par value common stock, its only class of outstanding voting securities, and (b) each director and nominee and all directors and officers as a group.

                                          Shares           Percentage of
                                          Beneficially       Class of
                                          Owned                 Stock
_________________________________________________________________

Jensen Development Company(1)             132,130            25.58%
1433 Seventeenth Street, Suite 220
Denver, Colorado 80202

Gerald L. Jensen                          71,215 (2)         13.22%
1433 Seventeenth Street, Suite 220
Denver, CO 80202

Edwin W. Peiker, Jr.                      14,000 (2)         2.66%
550 Ord Drive
Boulder, CO  80401

Dilworth A. Nebeker                       11,300 (2)          2.15%
201 East Figueroa Street
Santa Barbara, CA  93101

Richard H. Mandel, Jr.                    10,100 (2)          1.92%
3333 E. Florida #94
Denver, Colorado  80210

Julian D. Jensen                          46,532 (2)(3)      8.84%
South State Street, Suite 380
Salt Lake City, Utah  84111


   Directors as a Group                   285,277            49.48%
_________________________________________________________________

(1)      Jensen Development Company is wholly owned by Gerald
         L. Jensen.

(2) Includes a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share, expiring December 1999. Mr. Gerald Jensen's warrant is for 20,000 shares. None of the warrants have been exercised.

(3) Includes shares held in Jensen Family Trust (21,432) and Jensen Revocable Trust (10,100) in which Julian D. Jensen is the Trustee and approximate 33% beneficial owner. Mr. Gerald L. Jensen holds an approximate 38% beneficial interest in these Trusts.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company currently is in an office sharing arrangement with Jenex Corporation, hereafter "Jenex", a company in which the President, Gerald L. Jensen, is a 50% shareholder. Jenex provides offices, phone, office supplies, photocopier, fax, and all normal and customary office services. In addition, the Company shares two assistant secretaries who are paid by Jenex. Jenex also provides assistance from a geologist. Croff currently reimburses Jenex
$1,400 per month for all of these expenses. These arrangements were entered into in order to reduce the Company's overhead. The Company is currently continuing this arrangement on a month-to-month basis. In the opinion of management, the amounts paid by Croff to Jenex for the lease, equipment use, and other services is below the cost for such items if independently obtained.


         The Company retains the legal services of Jensen, Duffin, Carman, Dibb & Jackson. Julian Jensen, a director, as a professional corporation, is part of this association. Legal fees paid to this law firm for the years ending 1995, 1994 and 1993 are, respectively, $2,221, $370, and $1,594.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K


         (a)(1) Financial Statements. See index to financial statements, financial statement schedules, and supplemental information as referenced in Part II, Item 8, and the financial index on Page F-1 (p.26) hereof. These reports are attached as Exhibits and are incorporated herein.


         (b)  Reports on Form 8-K

                 None.

         (c)  Exhibit Index

         I.      Report of Independent Certified Public Accountants

         II.     Proxy Statement for Meeting on February 28, 1996

         III.    Carbon Opportunities, L.L.C. Corporate Articles and By-
                 Laws

         IV. Memo and Letter from Carbon Opportunities, L.L.C. dated February 8, 1996 and December 26, 1995.

         V.      Letter to Production Resources, Inc., dated March 4,
                 1996.

                                                                 Page Number

I.       Financial Statements

         Report of Independent Certified Public Accountants. . . . . .F-2

         Balance Sheet - December 31, 1994 and 1995. . . . . . . . . .F-3

         Income Statement - Years ended December 31, 1993,
           1994 and 1995 . . . . . . . . . . . . . . . . . . . . . . .F-5

         Statement of Stockholders' Equity - Years ended
           December 31, 1993, 1994 and 1995. . . . . . . . . . . . . .F-6

         Statement of Cash Flows - Years ended December 31,
           1993, 1994 and 1995 . . . . . . . . . . . . . . . . . . . .F-7

         Notes to Financial Statements . . . . . . . . . . . . . . . .F-8

II.      Supplemental Information - Disclosures about Oil and
           Gas Producing Activities - Unaudited. . . . . . . . . .. . F-13

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Croff Oil Company


We have audited the balance sheet of Croff Oil Company at December 31, 1994 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on them based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Oil Company as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for marketable equity securities in 1993.



Denver, Colorado
March 18, 1996                                   CAUSEY DEMGEN & MOORE INC.






ASSETS

                                                                                  1994                 1995
Current assets:
    Cash, including an interest bearing
       account of $13,953 (1994) and
       $28,051 (1995)                                                            $ 19,385             $ 37,933
    Marketable equity securities                                                   24,250               15,500
    Accounts receivable:
       Oil and gas purchasers                                                      26,684               28,425
       Refundable income taxes                                                     10,053                4,290
    Note receivable                                                                 5,500                4,800

              Total current assets                                                 85,872               90,948

Property and equipment, at cost:
    Oil and gas properties, successful
       efforts method:
          Proved properties                                                       457,198              457,874
          Unproved properties                                                     110,051              110,051

                                                                                  567,249              567,925

    Less accumulated depletion and
       depreciation                                                              (222,794)            (249,154)

                                                                                  344,455              318,771

    Furniture, fixtures and equipment                                               4,536                    -
       Less accumulated depreciation                                               (4,536)                   -

                                                                                        -                    -

              Net property and equipment                                          344,455              318,771

Coal investment (Note 2)                                                                -               95,299

                                                                                 $430,327             $505,018
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  1994                 1995
Current liabilities:
    Accounts payable                                                             $ 10,934             $ 10,829
    Accrued liabilities                                                               537                3,662
    Note payable (Note 2)                                                               -               50,000

          Total current liabilities                                                11,471               64,491

Commitments (Notes 2, 4 and 9)

Stockholders' equity (Notes 5 and 10):
    Common stock, $.10 par value;
       20,000,000 shares authorized,
       579,143 shares issued                                                       57,914               57,914
    Capital in excess of par value                                                909,983              909,983
    Accumulated deficit                                                          (476,235)            (444,724)

                                                                                  491,662              523,173
    Less treasury stock at cost,
       52,788 shares (1994) and
       62,628 shares (1995)                                                       (72,806)             (82,646)

          Total stockholders' equity                                              418,856              440,527

                                                                                 $430,327             $505,018
                                                                       1993              1994              1995
Revenue:
   Oil and gas sales (Note 8)                                        $201,182          $196,780          $195,834
   Gain (loss) on disposal of oil and
       gas properties                                                     645            (1,656)            5,289
   Other income                                                         7,606             6,139             4,307

          Total revenue                                               209,433           201,263           205,430

Costs and expenses:
   Lease operating expense                                             59,346            51,983            55,584
   General and administrative
       (Note 3)                                                        69,633            65,815            66,698
   Rent expense - related party
       (Note 4)                                                        16,800            16,800            16,800
   Depreciation and depletion                                          21,075            32,482            30,245
   Interest                                                                 -                 -             4,592

          Total costs and expenses                                    166,854           167,080           173,919

Net income (Note 6)                                                  $ 42,579          $ 34,183          $ 31,511

Net income per share (Note 7)                                        $    .08          $    .06          $    .06
                                                                                                 Capital in
                                                       Common Stock                 excess of       Treasury     Accumulated
                                                         Shares           Amount       par value       stock        deficit

Balance, December 31, 1992                       579,143          $57,914       $909,983      $(72,701)     $(552,997)

   Purchase of 100 shares of
       Treasury stock                               -                -                -           (105)


   Net income for the year ended
       December 31, 1993                             -                -               -                   -42,579

Balance, December 31, 1993                        579,143           57,914      909,983        (72,806)  (510,418)

   Net income for the year ended

Balance, December 31, 1994                       579,143           57,914       909,983        (72,806)   (476,235)

   Purchase of 9,840 shares of
       treasury stock (Note 5)                      -                -               -          (9,840)        -

   Net income for the year
       ended December 31, 1995                      -                -              -               -      31,511
                                                 1993              1994              1995

Cash flows from operating activities:
   Net income                               $ 42,579          $ 34,183          $ 31,511
   Adjustments to reconcile net income
       to net cash provided by
       operating activities:
          Depreciation and depletion         21,075            32,482            30,245
          Loss (gain) on disposal of
             properties                       (645)            1,656            (5,289)
          Loss (gain) on marketable equity
             securities                     (4,080)            4,250               (60)
          Bad debt expense                   2,250             3,000                 -
          Change in assets and liabilities:
             Decrease (increase) in accounts
                 receivable                 (4,869)            3,558             4,022
             Increase (decrease) in accounts
                 payable                     2,320            (5,046)             (105)
             Increase (decrease) in accrued
                 liabilities                 1,134            (1,224)            3,125

                   Total adjustments         17,185            38,676            31,938

   Net cash provided by operating activities 59,764            72,859            63,449

Cash flows from investing activities:
   Note receivable                              -            (5,500)              700
   Proceeds from sale and leases of
       property                              51,307             1,500            11,285
   Purchase of oil and gas interests        (90,000)          (70,354)          (10,557)
   Purchase of marketable equity securities (16,660)                -                 -
   Proceeds from sale of marketable
       equity securities                      8,910                 -             8,810
   Purchase of coal investment                  -                 -          (100,000)
   Distributions from coal investment           -                 -             4,701

   Net cash used in investing activities    (46,443)          (74,354)          (85,061)

Cash flows from financing activities:
   Purchase of treasury stock                 (105)                -            (9,840)
   Proceeds from note payable                   -                 -            50,000

   Net cash provided by (used in)
       financing activities                   (105)                -            40,160

Increase (decrease) in cash                  13,216            (1,495)           18,548

Cash at beginning of year                    7,664            20,880            19,385

Cash at end of year                       $ 20,880          $ 19,385          $ 37,933

Supplemental disclosure of cash information:

   During the year ended December 31, 1995, the Company paid cash for interest in the amount of $4,138.

                                                 See accompanying notes.

                                                        F-7

1. Summary of significant accounting policies

Croff Oil Company (the Company) is engaged in the business of oil and gas exploration and development, primarily through ownership of perpetual mineral interests and acquisition of oil and gas leases.

A summary of the Company's significant accounting policies is as follows:

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Marketable equity securities:

In 1993, the Company changed its method of accounting for marketable equity securities as a result of adopting Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement provides for reporting certain equity securities at fair value, with unrealized gains and losses included in earnings. The effect of this change on the operating results for the year ended December 31, 1993 is to recognize unrealized gains of $3,251 in earnings. The aggregate cost of marketable equity securities at December 31, 1994 and 1995 was $25,249 and $8,590, respectively.

Accounts receivable:

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Oil and gas property and equipment:

The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proven reserves. If an exploratory well does not result in reserves, the capitalized costs of drilling the well, net of any salvage, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive.

The Company annually evaluates the net present value of future cash flows, by lease, and records a loss if necessary, when net book value exceeds projected discounted cash flow. The acquisition costs of unproved properties are assessed periodically to determine whether their value has been impaired and, if impairment is indicated, the costs are charged to expense.

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties (including delay rentals) are expensed as incurred. Capitalized costs are amortized on a units-of-production method based on estimates of proved developed reserves.

Other property and equipment:

Depreciation is provided for on the straight-line method over estimated lives ranging from three to seven years.

Income taxes:

The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided using a liability approach based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Coal investment:

The investment is recorded at cost. Revenues and distributions are recorded using the cost recovery method (see Notes 2 and 10).

Cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Financial statement reclassifications:

Certain reclassifications have been made to the prior years' financial statements to conform to the 1995 presentation.

2. Coal investment

In March 1995, the Company purchased a 2% interest in a limited liability company (LLC) in exchange for $100,000, $50,000 of which was borrowed by the Company pursuant to a one year 10.5% bank loan, guaranteed by the Company' president. The LLC acquired a mortgage note on a coal mine in Indiana, and the Company has an option to acquire a 2% interest in the mine for a nominal payment.

In December 1995, the major purchaser of coal from the mine, a utility, canceled the contract. The operations at the mine have subsequently been shut down and assets are being liquidated. Based upon an analysis of available assets, the Company believes that an impairment of the recorded asset is not indicated.

3. Related party transactions

The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 1993, 1994 and 1995 amounted to $1,594, $370 and $2,222, respectively.

4. Operating lease commitments

The Company has a month-to-month agreement with an affiliated company to provide for office services and sublease office space for $1,400 per month.

5. Common stock

On November 1, 1991, the Company's shareholders approved the issuance of warrants to purchase 60,000 shares of the Company's common stock at $1.00 per share to members of the Company's Board of Directors. During 1995, the warrants were extended and are exercisable at any time through December 31, 1999. The warrants must be exercised for not less than 5,000 shares at any time of exercise. As of December 31, 1995, no warrants have been exercised.

6. Income taxes

At December 31, 1995, the Company had net operating loss carry-forwards of approximately $550,500, which, if not used, will expire as follows:

                 Year of expiration                       Amount

                       1997                             $ 10,500
                       1998                               93,000
                       2000                              447,000

                                                        $550,500

In addition, the Company has a depletion carryover of approximately $512,000 which has no expiration date.

The Company did not record an income tax provision for the years ended December 31, 1993, 1994 and 1995 due to the utilization of a tax loss carryforward for each of the years. The recognized tax benefit of the utilized carryforward was $7,600, $7,500 and $8,400 for each of the years ended December 31, 1993, 1994, and 1995, respectively. The Company has a financial statement loss carryover of approximately $433,000 remaining at December 31, 1995. The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs. Income tax credit carryovers for financial and tax purposes approximate $2,700 from pre-1986 transactions.

As of December 31, 1994 and 1995, total deferred tax assets, liabilities and valuation allowance are as follows:

                                                 1994             1995

   Deferred tax assets resulting from loss
       carryforwards                           $222,000         $205,000
   Deferred tax liabilities                     (44,000)         (44,000)
   Valuation allowance                         (178,000)        (161,000)

                                              $      -         $      -

7.Income per share

Income per share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 526,000 shares in 1993 and 1994, and 521,000 shares in 1995.

8. Major customers

Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1993, 1994 and 1995:

                                     1993            1994             1995
          Oil and gas:
              Customer A            23.9%            20.0%            25.3%
              Customer B            19.2%            12.5%            11.9%
              Customer C               *             16.3%            15.6%

    * - less than 10%

9. Contingent note payable

The Company executed a $50,000 note payable on October 1, 1993 to an individual in conjunction with an agreement to purchase certain oil and gas leases in Medina County, Texas. Pursuant to the agreement, the note bore interest at 8% and was due on September 30, 1994. Payment of the note principal and interest was contingent upon obtaining the one-third interest assignment of the underlying oil and gas leases. During the year ended December 31, 1994, certain assignments were received and the Company paid $45,000 in full settlement of its obligation under the note.

10.Subsequent events

On February 28, 1996, the shareholders of the Company approved the creation of 5,000,000 authorized Class A Preferred shares and 520,000 authorized Special Class B Preferred shares. The shareholders also approved the issuance of the Special Class B Preferred shares to existing shareholders of the Company on the basis of one share per each share of common stock currently held, to operate and pledge the oil and gas assets of the Company for the benefit of the Special Class B Preferred shares, and to change the name of the Company to Croff Enterprises, Inc.

In November, 1982, the Financial Accounting Standards Board issued and the SEC adopted Statement of Financial Accounting Standards No. 69 (SFAS 69) "Disclosures about Oil and Gas Producing Activities". SFAS 69 requires that certain disclosures be made as supplementary information by oil and gas producers whose financial statements are filed with the SEC. These disclosures are based upon estimates of proved reserves and related valuations by the Company. No attempt is made in this presentation to measure "income" from the changes in reserves and costs.

The standardized measure of discounted future net cash flows relating to proved reserves as computed under SFAS 69 guidelines may not necessarily represent the fair value of Croff's oil and gas properties in the market place. Other factors, such as changing prices and costs and the likelihood of future recoveries differing from current estimates, may have significant effects upon the amount of recoverable reserves and their present value.

The standardized measure does not include any "probable" and "possible" reserves which may exist and may become available through additional drilling activity.

The standardized measure of discounted future net cash flows is developed as follows:

1. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

2. The estimated future production of proved reserves is priced on the basis of year-end prices except that future prices of gas are increased for fixed and determinable escalation provisions in contracts (if any).

3. The resulting future gross revenue streams are reduced by estimated future costs to develop and produce the proved reserves, based on year-end cost and timing estimates.

4. A provision is made for income taxes based upon year-end statutory rates. Consideration is made for the tax basis of the property and permanent differences and tax credits relating to proved reserves. The tax computation is based upon future net cash inflow of oil and gas production and does not contemplate a tax effect for interest income and expense or general and administrative costs.

5. The resulting future net revenue streams are reduced to present value amounts by applying a 10% discount factor.
                                   (Continued)

Changes in the standardized measure of discounted future net cash flows are calculated as follows:

1. Acquisition of proved reserves is based upon the standardized measure at the acquisition date before giving effect to related income taxes.

2. Sales and transfers of oil and gas produced, net of production costs, are based upon actual sales of products, less associated lifting costs during the period.

3. Net changes in price and production costs are based upon changes in prices at the beginning and end of the period and beginning quantities.

4. Extensions and discoveries are calculated based upon the standardized measure before giving effect to income taxes.

5. Purchase of reserves are calculations based on increases from the Company's acquisition activities.

6. Revisions of previous quantity estimates are based upon quantity changes and end of period prices.

7. The accretion of discount represents the anticipated amortization of the beginning of the period discounted future net cash flows.

8. Net change in income taxes primarily represents the tax effect related to all other changes described above and tax rate changes during the period.

All of the Company's oil and gas producing activities are in the United States.

Oil prices

During the year ended December 31, 1995, crude oil prices and natural gas prices remained relatively flat. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

              RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities, excluding capital expenditures, corporate overhead and interest costs, are as follows for the years ended December 31, 1993, 1994 and 1995:

                                    1993             1994             1995

    Revenues                      $201,182         $196,780         $195,834

    Lease operating costs           59,346           51,983           55,584
    Depletion, depreciation, and
       amortization                 21,075           32,482           30,245

                                    80,421           84,465           85,829
    Income tax expense                 -                -                -


    Results of operation from producing
       activities (excluding corporate
       overhead and
       interest expense)          $120,761         $112,315         $110,005


                             STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                NET CASH FLOWS AND CHANGES THEREIN
                              RELATING TO PROVED OIL AND GAS RESERVES




    Year ended December 31,    1993                1994                1995

Future cash inflows        $1,475,000          $1,465,000          $1,480,000
Future production and
  developmentcosts           (430,000)           (368,000)           (367,000)

                            1,045,000           1,097,000           1,113,000
Future income tax expense       -                   -                   -

Future net cash flows       1,045,000           1,097,000           1,113,000

10% annual discount for estimated
   timing of cash flows     (375,000)           (367,000)           (377,000)

       Standardized measure of dis-
          counted future net cash
          flows           $  670,000          $  730,000          $  736,000

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance         $  660,000          $  670,000          $  730,000

Evaluation of proved undeveloped
   reserves, net of future
   production and
   development costs        (12,000)             18,000               6,000
Purchase of proved reserves  90,000              70,000              10,000
Sales and transfer of oil
   and gas produced, net of
   production costs        (142,000)           (145,000)           (140,000)
Net increase (decrease) in
   prices and costs        (193,000)             51,500              81,000
Extensions and discoveries   33,000              16,500               7,000
Revisions of previous quantity
   estimates                224,000                   -              36,000
Accretion of discount        10,000              49,000               6,000
Net change in income taxes       -                   -                   -
Other                            -                   -                   -

Ending balance           $  670,000          $  730,000          $  736,000

                      PROVED OIL AND GAS RESERVE QUANTITIES
                          (All within the United States)

                                   Oil reserves           Gas reserves
                                      (bbls.)                (Mcf.)

Balance, December 31, 1992             45,744                113,700

    Revisions of previous estimates    16,054                 50,000
    Purchase of reserves               21,000                      -
    Extensions, discoveries and
      other additions                   3,500                 38,524
    Production                         (8,680)               (23,903)

Balance, December 31, 1993             77,618                178,321

    Revisions of previous estimates     -                      -
    Purchase of reserves                3,980                 31,400
    Extensions, discoveries and
       other additions                  1,044                  9,803
    Production                         (8,823)               (30,884)

Balance, December 31, 1994             73,819                188,640

    Revisions of previous estimates    2,514                 36,000
    Purchase of reserves               2,500                      -
    Extension, discoveries and
       other additions                     -                 28,586
    Production                        (8,278)               (35,250)

Balance, December 31, 1995            70,555                217,976

Proved developed reserves
    December 31, 1993                 57,564                153,328
    December 31, 1994                 56,772                167,394
    December 31, 1995                 53,508                204,865

Costs incurred in oil and gas producing activities for the years ended December 31, 1993, 1994 and 1995 are as follows:

                                     1993             1994             1995
Property acquisition, exploration
and development costs capitalized   $90,000          $70,354          $10,557
Production costs                     59,346           51,983           55,584
Depletion and depreciation           21,075           32,482           30,245

    EXHIBIT II.

PROXY STATEMENT

CROFF OIL COMPANY

1995 ANNUAL MEETING OF SHAREHOLDERS

February 28, 1996

        THIS PROXY STATEMENT IS BEING MAILED TO SHAREHOLDERS
OF RECORD IN CONNECTION WITH THE SOLICITATION OF THEIR
VOTE BY THE BOARD OF DIRECTORS OF CROFF OIL COMPANY (the
Company) with regard to the Annual Meeting to be held on
February 28, 1996 at 10:00 a.m. at 1433 Seventeenth
Street, Suite 220, Denver, Colorado 80202, Telephone:
(303) 297-3383.  This Proxy Statement should be reviewed
in connection with the enclosed copy of the Annual Report
filed on SEC Form 10-K dated December 31, 1994, and the
most recent 10-Q unaudited report for the quarter ending
September 30, 1995.
        VARIOUS ITEMS OF IMPORTANT INFORMATION AND
ACCOUNTING FOR THE COMPANY RELATED TO THIS PROXY
STATEMENT ARE SET-OUT IN THE ENCLOSED ANNUAL REPORT ON
FORM 10-K OR THE MOST RECENT QUARTERLY REPORT ON FORM 10-
Q.  SUCH DETAILED INFORMATION  MAY BE RELEVANT IN
REVIEWING THIS PROXY STATEMENT, BUT IS NOT REPEATED IN
THIS DOCUMENT.  ACCORDINGLY, EACH SHAREHOLDER SHOULD
REFER TO THE FORMS 10-K & 10-Q BEFORE COMPLETING THEIR
PROXY BALLOT.
        Proxies voted in accordance with the accompanying
ballot form which are properly executed and received by
the Secretary to the Company prior to the Annual Meeting
will be voted.
Revocability of Proxy
        A shareholder returning the enclosed proxy ballot
has the power to revoke it at any time before it is
exercised and may do so by written notice to the
Secretary of the Company at the address set forth above,
effective upon receipt of such written notice, or by
voting in person at the Annual Meeting.  Attendance at
the Annual Meeting, in and of itself, will not constitute
revocation of a proxy.
Voting Securities
        The record date for the determination of
shareholders entitled to vote at the Annual Meeting is
the close of business on December 31, 1995.  There were
issued, outstanding and entitled to vote on such date
approximately 516,515 shares of the 20,000,000 authorized
shares.  The Company has only one class of Common Shares,
each of which is entitled to one vote.  The Company does
not have cumulative voting.  Accordingly, each
shareholder may vote all of his shares on each separate
ballot proposal.  The Company will bear all costs of this
proxy solicitation.
        Shares entitled to vote will be determined based
upon the official shareholder record of January 1, 1996.
Actual votes cast will be determined by the physical
counting of votes in person or proxy by the inspector of
elections to be appointed prior to the meeting by the
Board of Directors.  Any dispute as to votes or
entitlement to vote will be decided by majority vote of
the Board of Directors.  Abstentions and broker non-votes
will not be counted for either quorum or ballot purposes.
        As to each item to be voted upon in this Proxy, a
numerical majority of the issued and outstanding shares
must be present or voted by Proxy at the meeting (258,258
shares, or as otherwise determined by the inspector of
elections at the time of meeting).  Each proposal to be
voted upon will only be adopted by a majority vote of
shares voted at the meeting, provided a quorum is
present.  That is, each item will be adopted by an
affirmative vote of not less than 129,129 shares, or a
greater majority of those shares present as otherwise
determined by the inspector of elections.
        There are no matters to be voted upon as described
by this Proxy upon which management will proceed absent
majority shareholder approval as described above.
        The Company knows of no person or group, except the
following, which, as of the date of this Proxy Statement,
beneficially owns and has the right to vote more than 5%
of the Company's Common Stock:
Names and Address of Beneficial Owner     Shares Beneficially Owned   Percent
                                                                      of Class

1.  Jensen Development Company (1)                 132,130             25.10%
    1433 17th Street, Suite 220
    Denver, Colorado  80202

2.  Gerald L. Jensen  (2)                           71,215             13.03%

3.   Julian D. Jensen (2)&(3)                       46,532              8.68%
     Jensen Revocable Trust

4.  Directors as a Group (2)                       285,277             49.50%
___________________________________________________________________
(1)     Jensen Development Company is wholly owned by Gerald
L. Jensen.

(2) Includes warrants to purchase 10,000 shares of the Company's stock by each director at $1.00 per share, expiring December 31, 1998. Mr. Gerald
        Jensen's warrant is for 20,000 shares. None of the warrants have been exercised.

(3) Mr. Julian D. Jensen owns 5,000 shares directly and holds a warrant for 10,000 shares (see Note 2, above); 21,432 are held by him as the Trustee of the Jensen Family Trust and 10,000 as the Trustee of the Jensen Revocable Trust. Mr. Julian D.
        Jensen has an approximate 25% beneficial interest in these Trusts and Mr. Gerald L. Jensen has an approximate 33% beneficial interest.



MATTERS SUBJECT TO SHAREHOLDER VOTE
I.
Election of Directors
        The Croff Board consists of Gerald L. Jensen,
Dilworth A. Nebeker, Richard H. Mandel, Jr., Edwin W.
Peiker, Jr., and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The following information is provided with respect to each current officer and director of the Company who are current nominees for re-election.
GERALD L. JENSEN, 55, PRESIDENT AND DIRECTOR.
        President of Croff Oil Company on a part-time basis since October, 1985. Prior to this date, Mr.
        Jensen was Chairman of Petro-Silver, Inc., a public company, for over five years. Mr. Jensen was a director of Pyro Energy Corp., a public company engaged primarily in coal production from 1978 until the company was sold in 1989. Mr. Jensen is also an owner of private real estate, development, and oil and gas companies.
RICHARD H. MANDEL, JR., 66, DIRECTOR.
        Since 1982, Mr. Mandel has been President and a
        Board Member of American Western Group, Inc., an oil and gas producing company in Denver, Colorado.
        He is President and also a Board Member of Richard
        H. Mandel, Ltd., an oil and gas production company in Denver, Colorado. From 1977 to 1984, he was
        President of Universal Drilling Co., Denver,
        Colorado. Since May 1988, he has been a Board
        Member of Richmond Exploration Company.  Since July
        1994, he has been a Board Member of Wichita River
        Oil Company, listed on the American Stock Exchange.
DILWORTH A. NEBEKER, 54, DIRECTOR.
        Mr. Nebeker served as President of Croff from September 2, 1983 to June 24, 1985, and has been a director of Croff since December, 1981. He has been a lawyer in private practice for the past seven years. Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.
EDWIN W. PEIKER, JR., 63, DIRECTOR AND SECRETARY.
        Mr. Peiker was President of Royal Gold, Inc. from
        1988 through 1991, and continues to be a director.
        Since 1986, Mr. Peiker has been a Vice President and director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities.
        Prior thereto he was involved in private investments in oil and gas exploration and production. Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983. AMAX is primarily engaged in mine evaluation and resource analysis.
JULIAN D. JENSEN, 47, DIRECTOR.
        Mr. Jensen is the brother of the Company's president and has served as legal counsel to the Company for the past seven years. Mr. Jensen has practiced law, primarily in the areas of corporate and securities law, in Salt Lake City, Utah since
        1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin, Carman, Dibb & Jackson which acts as legal counsel for the Company.











                                   SUMMARY OF INFORMATION AS TO DIRECTORS


         NAME      Director Since  Compensation  Number of Shares  Percentage
                                                (Beneficial &Legal) of Issued
                                                                   Outstanding

GERALD L. JENSEN (1)   1985         Salary as      203,345           38.13%
                                    President:   (See Principal
                                   $48,000 - No   Shareholder Chart
                                   Benefits -     above)
                                   No Director
                                   Compensation
                                   See Below


DILWORTH NEBEKER        1981        Normal         11,300            2.11%
(2)                                 Director
                                    Stipend Only
                                    (See Below)

RICHARD MANDEL          1985        Normal          10,100           1.88%
(2)                                 Director
                                    Stipend Only
                                    (See Below)

EDWIN PEIKER, JR.       1985        Normal          14,000           2.61%
(2)                                 Director
                                    Stipend Only
                                    (See Below)

JULIAN D. JENSEN        1990        Normal           46,532          8.68%
(2) & (3)                           Director         (See Principal
                                    Stipend Only     Shareholder Chart,
                                    (See Below)      above


(1) Includes shares held by Jensen Development Corporation (132,130) as wholly owned by Gerald L. Jensen.

(2) Includes warrant expiring December 31, 1998 to acquire 10,000 shares by each Director, except Gerald L. Jensen, who holds a warrant for 20,000 shares. No warrant has been exercised to date. Warrants may be extended by majority vote of the Board.

(3) Includes shares held in Jensen Family Trust (21,432) and Jensen Revocable Trust (10,100) in which Julian D. Jensen is the sole Trustee and an approximate 25% beneficial owner. Mr. Gerald L. Jensen holds an approximate 33% beneficial interest in these Trusts.

Executive Compensation

        Certain additional required information concerning remuneration, other compensation and ownership of securities by the Directors and Officers is set-out in
the enclosed 10-K Report and incorporated by this
reference.  See particularly pg. 21.
Proposed Remuneration
        During the current fiscal year, the Company intends
to compensate outside directors at the rate of $250 for
a half-day meeting and $350 for a full day meeting, a
rate which was instituted in October, 1985.  No changes
are currently contemplated in officer salaries.
Certain Relationships and Related Transactions
        Certain significant relationships and related transactions are set-out in the enclosed 10-K Report and incorporated by this reference. See particularly pg. 24. Management's Stock Rights and Options
        A discussion of managements stock rights and
options are discussed at page 22 of the enclosed and
incorporated 10-K Report.
II.
Creation and Issuance of Class B Preferred Stock
        The Board of Directors of your corporation, over a period of time, has discussed solutions to the problem of achieving shareholder value and liquidity considering the size, nature and structure of the business of Croff Oil Company. Specifically, the Board of Directors believes that the present oil and gas interests, consisting
chiefly of small royalty interests in numerous non-
operating holdings, creates unique problems when these
assets are vested in a public company which is too small
to have an active trading market.  In summary, the Board
is concerned about the following issues:
        1       While revenues and income from Croff's oil and
natural gas interests have been generally stable, they
are insufficient for significant growth and expansion of
the Company. Management does not expect that the present Company can substantially grow in value or size with existing income from its present oil and gas assets.
        2       At present, there is no active trading market
for Croff stock; nor is there any foreseeable probability that an active trading market will develop. Based upon preliminary inquiries, there seems to be very little interest in the brokerage community for any underwriting to raise additional capital for the Company, as presently constituted, in order to expand its present oil and gas operations.
        In considering various alternative solutions to the foregoing problems, the Board has considered and approved a proposal for shareholder ratification whereby the oil and gas assets of the Company would be pledged to secure a new Class B of preferred stock. This preferred stock would be distributed to shareholders on a one share for one share basis (1:1) to the existing shareholders. The oil and gas assets would remain in the Company, but the benefit of these assets would be exclusively represented by the preferred Class B shares held by each shareholder instead of the common shares, as more particularly described below. There will be 520,000 Preferred Class
B shares authorized.
        The purpose of this proposal is to protect, so far as possible, the existing perpetual mineral interests and other oil and gas assets of the Company, for the benefit of existing shareholders, while management seeks to grow the Company through more risky business ventures with potentially greater growth potentials.
        It is proposed, for the reasons explained below, that each of the present shareholders in Croff Oil
Company will receive one (1) new share of preferred Class
B stock in the Company (to be renamed Croff
Enterprises, Inc.) for each common share currently owned.
        To avoid confusion, and to reflect the future business activities of the old Croff, it is proposed that Croff Oil Company become known as Croff Enterprises,
Inc., ("CEI"). The Board believes that this name will more accurately reflect the intent of the Board of Directors to search out diversified business opportunities, domestically or internationally, for the company, and that such business activities may or may not be related to its historical oil and gas operations or interests. The Board intends to continue to employ the trade name Croff Oil Company for existing oil and gas operations where appropriate.
        If the within proposal to create the special Class
B preferred shares is adopted, management of Croff will then enter into a Pledge Assignment whereby the company's beneficial interest in all oil and gas or other mineral assets, including products and revenues, (oil and gas assets) will be irrevocably and exclusively assigned to the Class B preferred shareholders (the current Croff shareholders), subject only to the terms of the Assignment, as generally outlined below.
        In essential terms, the assignment of the beneficial interest will mean that all income or other distributions from the oil and gas assets will only be paid or distributed to the Class B shareholders, pro rata to your sharehold interest. It would further mean that the Class B shareholders would have the exclusive right to claim their proportional interest in the oil and gas assets, or proceeds therefrom, in the event of the liquidation and final distribution or other sale or transfer of the company's assets.
        While the company will retain legal title and ownership of the oil and gas assets for administrative, liability and management reasons, it is intended to beneficial interest (beneficial interest is defined for this Proxy as that aspect or attribute of any asset or interest having monetary value after all normal costs of production or operations are paid) is believed to be subject to claims by any person or entity other than the Class B shareholders.
        It should be understood Croff will reserve management control over the oil and gas assets, to include, the right to buy and sell oil and gas leases or other interests or products, pay all normal and customary costs of production and operations from revenues, and to enter into farmouts, pooling agreements or operating contracts with the oil and gas assets as is customary or typical in the oil and gas industry. However all such transactions will be subject to the preservation of the Class B shareholder's security in the beneficial interest of such assets, or proceeds therefrom, unless released by the Class B shareholders pursuant to majority vote.
        It is intended that any net income (net income being defined for this Proxy as income remaining from revenues of oil and gas production after payment of normal costs of production and operations) will be used either: (i) to acquire other oil and gas interest, (ii) to buy back preferred Class B shares if such a program is subsequently adopted by the Board and the shareholder elects to participate, (iii) or to pay dividend distributions to Class B shareholders from the net income derived from the oil and gas assets. The company has no present plans to pay dividends.
        The foregoing purports to be a general description of the Pledge Assignment to be entered by Croff in favor of the Class B shareholders if the proposed reorganization, as described herein, is adopted by the required number of shareholders. Any shareholder wishing to examine the proposed Pledge Assignment or Amended
Articles may obtain a copy of such documents by contacting the company offices at the address indicated at the beginning of this Proxy Solicitation and a copy will by promptly mailed or faxed to you.
        IT IS REPRESENTED THAT WHILE MANAGEMENT HAS
ATTEMPTED TO DRAFT THE PLEDGE ASSIGNMENT TO PROVIDE
MAXIMUM PRIORITY AND PROTECTION TO THE CLASS B
SHAREHOLDERS IN RELATIONSHIP TO THIRD PARTY CREDITOR
CLAIMS; NO WARRANTY OR ASSURANCE, HOWEVER, CAN BE MADE
THAT THE COMPANY WILL, IN ALL INSTANCES, BE SUCCESSFUL IN ASSERTING THE PRIORITY OF THE CLASS B SHAREHOLDERS IN THE
OIL AND GAS ASSETS AS TO ANY FUTURE THIRD PARTY
CLAIMANTS.
        The company does represent the oil and gas assets are not presently subject to any current third party claims, liens or charges, nor does Croff presently intend to create any future subordinate liens or encumbrances in the oil and gas assets.
        As a net result of approval of the reorganization, each Croff shareholder will hold one (1) share of preferred Class B stock in the new CEI for each share of common stock which you presently hold. You would continue to own your common stock in Croff, which would be designated common stock of CEI. The existing Board of Croff Oil Company will continue as the Board of the renamed Company (Croff Enterprises, Inc.).
        None of you, as prospective preferred Class B shareholders of CEI, will have any additional voting interest in or control over CEI. The preferred shares will have voting rights only in special situations, such as any sale, pledge, mortgage or exchange of the oil and gas assets.
        EACH PRESENT SHAREHOLDER OF THE COMPANY SHOULD NOTE THAT, AT PRESENT, MANAGEMENT, OR PARTIES AFFILIATED WITH MANAGEMENT, HOLD A NEAR MAJORITY OF VOTING SHARES
(43.60%) AND WILL MOST LIKELY CONTINUE TO EXERCISE AN EFFECTIVE CONTROL POSITION IN THE COMPANY IN THE EVENT
OF THE CLOSE OF THE PROPOSED REORGANIZATION.  FURTHER, IT
IS ANTICIPATED THAT CEI, TO ACHIEVE ITS PURPOSES, WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL WHICH WOULD FURTHER REDUCE THE VOTING INTEREST OF ALL OF ITS PRESENT
SHAREHOLDERS.
        CEI will not only continue to operate in the oil and natural gas business, but intends to act as an investor or principal in new business ventures or endeavors either in the United States or on an international basis. It should be emphasized that there are no present business plans, proposals, contracts or agreements defining any potential business activities in which CEI may engage in the future. It is the desire of the Board that CEI may engage in various aspects of international start-up and development businesses, or acquire existing domestic businesses desiring to be part of a public company.
Future business activities may or may not include companies in the oil and natural gas business.
        CEI has no present capital commitments or proposals to engage in its intended business enterprises and can give no assurance that it will be successful in efforts to raise sufficient start-up capital through private funding to engage in new business activities.
        CEI will continue to operate the existing oil and gas and other mineral interests of the Company as described in the periodic reports (10K & 10Q). The Board of Directors will create amended Articles of Incorporation for CEI which, together with the pledge documents, will provide that each of you as preferred
Class B shareholders will have a preferred and priority interest in and to the oil and gas assets, and an exclusive right to receive any net income distribution from the oil and gas assets of CEI, as may be approved by its Board. However, even these provisions within the Articles and pledge documents will not create a priority in such assets in derogation of legitimate third party creditor rights and claims against CEI. The preferred
Class B shareholders, however, will have claim to the assets or income of the oil and gas assets in the event of liquidation, merger, acquisition or spin-off. These assets are reserved for the preferred shareholders.
        No provision exists, nor is there any proposal, to change the present compensation to management of CEI as set-out above under the section on "Executive
Compensations" in the event of approval of the proposed reorganization.
        It is further intended and proposed that the Board of Directors of CEI may utilize a portion of its cash flow to repurchase preferred Class B shares as requested by preferred shareholders. The exact details of any stock repurchase program are not presently available and will not be formulated in detail, if at all, prior to the recommendation to shareholders to adopt the proposals set-out above. It is generally intended that any repurchase would be based upon an annual notice and that payments for shares would be completed on a cash basis.
Any present offer to purchase the preferred Class B shares would be priced, initially, at a base of Eighty
Cent ($0.80) per share. This price per share was determined by the Board utilizing the current approximate net worth of the oil and gas assets of the Company, $314,620, as derived from the most recent unaudited financials (September 1995 10-Q) and assigning another $100,000 to such net worth figure to represent an estimated fair market value of the oil and gas assets for the Company. This computation was then rounded to $0.80 per share to create the base valuation.
        Hereafter, the Board would set a repurchase price based on the Board's best estimate of the increase in value of the oil and gas assets of the Company, each year, which would be added onto or subtracted from the existing base valuation of $413,212. This valuation divided by the proposed 516,515 preferred shares to be issued to each current company shareholder would yield a new repurchase evaluation each year. The net asset value is anticipated to change over time, such that present valuations are no assurance of future valuations.
        The Board will most likely adopt this repurchase program in an effort to create an alternative potential selling opportunity for the preferred Class B shares, with the understanding that no viable market or liquidity has existed during the last ten (10) years for the Croff common shares, and is unlikely to exist for the preferred Class B shares. The Board also may consider implementation of a dividend program for preferred Class
B shares, as it may subsequently determine, although such a dividend program is not presently foreseeable. All cash flow from the oil and gas assets not utilized to provide for a buyback program for the preferred shares, or a dividend (if the Board elects to prepurchase stock or pay a dividend) will be reinvested in the oil and natural gas business with the intent to increase cash flow and the net asset value of the preferred shares.
        Management believes this reorganization should substantially insulate the historical oil and gas interests of the Company, so far as possible, from potential risk and business factors associated with CEI engaging in what should be considered high risk ventures, such as participation in international start-up companies or other types of venture capital funding which may be authorized by the Board of Directors.
        The Company in order to reach a size necessary to sustain a trading market, must increase it capitalization. There is not sufficient capitalization, at present, to actively engage in other business activities unless CEI is successful in exchanging its common shares or the newly proposed Class A preferred shares, for income producing companies or assets, or the Company engages in subsequent private placement financing, public offerings, or borrowing programs to raise development capital. No assurance can be given that such future financing or business endeavors will be successful. If successful, such capital raising endeavors will most likely result in substantial dilution, both in voting control and ownership interest in CEI to each of you as current shareholders.
        It is also the position of management, in consultation with their legal counsel, that the distribution of preferred shares in CEI to existing Croff shareholders does not constitute the sale of a security subjecting the Company to registration requirements due to the fact that no consideration would be requested or paid by existing shareholders for the stock dividend in CEI. Moreover, it is believed each shareholder will have substantially the same information which would be available to shareholders pursuant to a registration through the information contained in the accompanying 10-
K and 10-Q Reports and this Proxy.
        Management does not believe the proposed reorganization, if adopted, will result in any material tax consequences to shareholders as the total value of shares held by all shareholders immediately subsequent to adoption of the reorganization would be unchanged from their present valuation. Each shareholder should, however, confer with their individual tax advisors to determine their own tax status and any individual tax consequences.
        Following the distribution of the preferred Class B shares of Croff Oil Company, each common shareholder will have the same cost or tax basis in the two shares, common and preferred, as he or she previously had in each common share. Based on the estimate of the illiquid nature of the preferred and common shares and the continued illiquidity of the preferred, it is estimated that sixty percent (60%) of the shareholder's basis or cost of the stock should be allocated to the preferred and forty percent (40%) of the basis should be allocated to the common stock.
        If the foregoing proposals are adopted at the annual meeting, you will continue to hold your common shares of Croff Oil Company, which will be renamed Croff
Enterprises, Inc.  You will receive your new preferred
Class B shares in CEI directly in a mailing from the Company to shareholders of record within a few months from the authorization. Each of you should understand that the Company does not intend to undergo the cost of registration of the distribution of the preferred Class
B shares and regards such distribution as a private placement transaction to existing shareholders, not requiring registration. As a result, the preferred Class
B shares which you receive will not be free trading shares and will probably have to be held for a substantial period of time, currently two (2) years under SEC Rule 144, before any potential public resales of such securities would be available. Further, there is no anticipation that a public market will ever develop for trading in the preferred Class B shares. Management anticipates that limited liquidity in the preferred Class
B shares will be obtained only through the proposed corporate repurchase program as generally described above.
Authorization of Class A Preferred Shares
        Management proposes to concurrently submit for shareholder approval, a resolution to create a second class of preferred stock designated as Preferred Class A stock.
        It is proposed that Five Million (5,000,000) shares of Class A preferred stock be authorized for possible future capitalization and funding purposes of the Company. Management will reserve the right under the Articles to designate the preferred Class A stock as voting or non-voting at the time of issuance. There is presently no plan or intent to issue these shares. Class
A preferred shares, when and if issued, will only be issued for cash or assets. Each shareholder should understand, in making a determination of how to vote on the authorization of this new class of shares, that if the shares are issued as voting shares in the future the effect would be to dilute the voting control of present shareholders. The Class A preferred shares will be subordinate to the Class B preferred shares in any claim or entitlement to the oil and gas properties of the Company and any income interest derived from those assets, but will have priority over the Class B shares as to all other assets of the Company. It is noted, however, that the oil and gas properties and interest constitute almost all current material assets of the company. The remaining assets would consist primarily of miscellaneous small liquid accounts, modest accounts receivables, and some business property. In relation to the common shares, the Class A share will have a dividend priority over common shares. Except as to the oil properties and income derived therefrom, Class A shares will be excluded in the same manner as the common shares from voting upon any of the special pledge and ownership rights of Class B preferred shareholders in the oil and gas interests of the Company.
        Should any shareholder have any questions regarding these proposals, which are not adequately answered by the general descriptions above, please feel free to direct any questions you may have to management for the Company at the address and telephone number indicated at the beginning of this Proxy Statement. Moreover, while management believes that the foregoing accurately summarizes the proposed transactions, each shareholder wishing to receive a copy of the proposed Amended
Articles of Incorporation and the pledge documents will be entitled to receive the same upon written request to the Company.
        Mr. Gerald L. Jensen, as the present Chief Executive Officer, will continue as President and CEO of Croff Enterprises, Inc.
Management's View of Advantages and Disadvantages of the Proposed Transaction
        Each prospective investor, in determining how to cast their vote concerning the foregoing authorization of the Amended Articles of Incorporation and issuance of the preferred stock, should consider the following factors, including potential risk factors, as identified by management. While management has attempted to identify certain considerations, both advantageous and disadvantageous, to be considered by each prospective shareholder before voting on the proposal, each shareholder should understand that management has generally evaluated these potential factors and believes, for the reasons set-out above, that the approval of the proposals is in the best interest of the Company and its shareholders. Nonetheless, each shareholder should carefully evaluate each of the following factors before making an informed decision as to how to vote:

1       There is no assurance that CEI, which may very well
operate as some type of venture capital company or which
may attempt to buy an existing business, will be able to
raise any capital for such purposes or be successful in
those developmental efforts.  In all events, venture
capital financing, either domestic or foreign, must be
considered an extremely high risk investment.
2       Current Management of the Company, and as
prospective management for CEI, has no prior experience
in the development or management of a domestic or
international business unrelated to oil, gas, coal
production or real estate.
3       There is no assurance the CEI will be able to
purchase existing businesses primarily for stock or will
be able to raise sufficient capital to operate in a new
line of business.
4       It is the intention of management to use the common
stock of CEI to acquire new business assets which will
substantially dilute the existing common stock.
5       Shareholders in CEI should understand that
management will be required to divide its time, efforts
and expertise between two (2) lines of business and that
there is a possibility that the quality and extent of
management involvement may suffer because of this
division of labor and efforts.
6       There is no reasonable expectation that a public
market will ever develop for the preferred stock, and no assurance can be made that a public market will be developed for the common stock of CEI even if it is successful in certain developmental projects.

        While each of the foregoing constitute real and significant risk considerations, the current management believes that these risk factors are substantially mitigated by the fact that historical assets of Croff are being substantially protected while management seeks to develop a new business. In management's opinion, the preferred stock dividend may be considered a gratuitous benefit to shareholders without substantial increased risk to the historical assets or business.
        Another asset in Croff Oil Company, the tax loss carryforward, will most likely be lost, to a significant extent, if the Company continues in its present mode.
Management has reached this conclusion based upon the fact that CEI currently has modest earnings and projects and, absent some significant change in business activities or purposes, income should remain modest for the foreseeable future. If management is correct in these projections, it is likely the tax loss carry forward will expire before it can be utilized to offset most taxable income. If, through the proposed change of business activities, the reorganized CEI were to obtain future enhanced profits, then the tax loss carryforward could be used to partially offset such profits and is, thereby, a contingent asset. It must be emphasized, however, there is no assurance that future business activities of CEI will create any profit and no warranty or guaranty of profitability can be made even if shareholders approve the reorganization. Management is also of the opinion, in consultation with its current auditors, that its tax loss carry forward cannot generally be sold or otherwise transferred for consideration to an unrelated business entity.
Accordingly, management encourages each shareholder to vote in favor of the proposed creation of Class A and Class B preferred shares.
III.
Ratification of Appointment of Independent Accountants
        The Board of Directors has appointed Causey, Demgen
& Moore as independent certified public accountants for the Company to examine the financial statements of the Company for the fiscal year ending December 31, 1995.
The appointment of Causey, Demgen & Moore is subject to ratification of the shareholders and a resolution for such ratification will be offered at the Annual Meeting as is contained in the enclosed proxy ballot. Causey, Demgen & Moore have been acting as independent accountants for the Company for seven years and, both by virtue of its familiarity with the Company's affairs, its lower cost, and its ability, is considered by the Board as best qualified to continue its performance of these functions. The present Board of Directors recommends adoption of the resolution retaining the foregoing accounting firm as independent auditors for the Company.
The foregoing accountants will have a representative present at the Annual Meeting and have agreed to respond directly to any shareholder accounting questions sent to their office at 1801 California, Suite 4650, Denver,
Colorado 80202.
Other Matters
        The Annual Meeting is called for the purposes set forth in the notice thereof. The Board of Directors does not intend to present, and has not been informed that any other person intends to present, any matters for action at the Annual Meeting other than those specifically referred to in the Notice of Meeting and this Proxy
Statement. If any other matters are properly brought before the Annual Meeting, it is the intention of the proxyholders to vote on such matters in accordance with their judgment.
Stockholder Proposals
        There were no stockholders proposals submitted for consideration at the 1995 Annual Meeting. Stockholder proposals intended to be considered at the next Annual
Meeting of Stockholders must be received by The Company no later than March 31, 1996. Such proposals may be included in next year's proxy statement if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.
Financial Reports
        The financial reports for the Company's operations ending December 31, 1994 as attached to the 10-K and the most recent 10-Q for the quarter ending September 30, 1995, are considered an integral part of this Proxy
Statement and are incorporated by this reference. See also, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" at pp. 16-19 of the enclosed 10-K Report which is also incorporated by this reference.

Dated:  January 31, 1996.



                                 BY ORDER OF THE BOARD OF DIRECTORS


________________________________________

  Gerald L. Jensen, President


        EXHIBIT III.

                           STATE OF INDIANA
                   OFFICE OF THE SECRETARY OF STATE


                      CERTIFICATE OF ORGANIZATION




                       CARBON OPPORTUNITIES, LLC

I,  SUE  ANNE    GILROY,  Secretary of  St.ate  ot  Indiana,  hereby  certify that Articles of Organization of the above limited liability company have been presented to me at my office accompanied by the fees precsribed by laws and that I have found such articles conform to the provisions of the Indiana Business Flexibility Act, as amended.




NOW, THEREFORE, I hereby issue to such limited liability company this Certificate of Organization, and further certify that its existence will begin April 17, 1995.





In witness Whereof, I have hereunto set my hand and affixed the seal of the State ofIndiana, at the City of Indianapolis, this Seventeenth day of April, 1995.






                             SUE ANNE GILROY,  Secretary of State



                                                                 ___SA____
                                                                  Deputy


                           ARTICLES OF ORGANIZATION
                                                           APPROVED AND
                                    OF                          FILED
                                                           IND. SECRETARY OF
                            CARBON OPPORTUNITIES, LLC           STATE




     The undersigned individual, acting as sole Organizer, hereby forms a Limited Liability Company hereinafter referred to as Company, under the Indiana Business Flexibility Act (I.C 23-18) hereinafter referred to as the Act and does hereby adopt as the Articles of Organization of such Limited Liability Company the following:

                            ARTICLE I.

                               NAME

     The name of the Company is Carbon Opportunities, LLC.


                 ARTICLE II.

                            PURPOSE

     The Company shall have unlimited power to engage in and do any lawful act concerning any or all lawful businesses for Which limited liability companies may be organized according to the laws of the State of Indiana, including all powers and purposes now and hereafter permitted by law to a limited liability company.



                           ARTICLE III .

                    REGISTERED OFFICE AND AGENT

     Section 1.   Registered Office.   The street address of the
Company's registered office in the State of Indiana at the time of filing these Articles of Organization is 1420 North Cullen Avenue, Evansville, Indiana, 47715.

     Section 2.   Registered_Agent.   The name of its registered
agent at such office is currently Charles W. Schulties.

                            ARTICLE IV.

                         TERM OF EXISTENCE

     Section l.     Duration of Company.  The latest date on which
the Company is to dissolve is December 31, 2007, unless sooner dissolved in accordance with the Act or the Company's Operating
Agreement as in effect from time to time hereafter.


    Sectnon 2. Events of Cessation of Membership. Subject to the provision of Section 5 of this Article IV of these Articles so
Organization, a person ceases to be a Member of the Company upon the occurrence of any of the following events:

(a) Subject to the provisions of Sections 3 and 4 of this Article, when a Member assigns the Member's interest in the Company thereby ceasing to be a Member or to have the power to exercise any rights of a Member.

(b) A Member is removed in accordance with the Operating Agreement or a Member is removed by the affirmative vote, approval, or written consent of a majority in interest of the Members after the Member has assigned the Member's entire interest in the Company.

(c) In the event a Member, who is an individual, shall die or is adjudicated incompetent by a court of competent jurisdiction.

(d) If a Member is the trustee of a trust, upon termination of the trust, but not merely the substitution of a new trustee.

(e) Member is a partnership, limited partnership, or another limited liability company, upon the dissolution and commencing of winding up of such partnership, limited partnership or limited liability company.

(f) If a Member is a corporation upon dissolution of the corporation.

(g) If the Member is an estate, upon the distribution of the estate's entire interest in the Company.

(h) In the event of a Members bankruptcy as defined in the Operating Agreement.

     Section 3.    Limited Assignment of Members Interest.   An
individual Member may transfer all or any part of his or her interest in the Company by gift, sale or other transfer, either in trust or outright to or for the benefit of such Members spouse and/or any of the Members lineal descendants whose relationship to the Member is created by either birth or adoption.

     Section 4.   Transfer of Members Interest to a Trust.   A
Member who is-an individual may transfer all or any part of his or her interest in the Company to a trust created by the Member, provided the Member is the Trustor or Settler of such trust.

     Section 5. Continuation of Company. If, within one hundred twenty (120) days after the occurrence of an event of cessation of membership set forth in Subsections (a), (subject to Sections 3 an:
4 of this Article), (b), (c), (d), (e), (f), (g), (h) of Section 2 of this Article IV, a majority in interest of the remaining Members may agree to continue the Company. Such agreement to continue must be made within four (4) months of the happening of the event Or within four (4) months of the time a Member brings the happening On the event to the attention of the Members, whichever occurs later in time, and such agreement to continue business shall be evidenced by a written consent of such Majority in Interest of the Members or by the consent and approval of such continuation as evidenced bv the vote of a Majority in Interest of the Members at any meeting or the Members.

     Section 6.  Other Events of Cessation of Membership and Method
of Dealing with Member.   The Operating Agreement may set forth
other events of cessation of a Members interest in the Company and may provide for a method of dealing with the interest of any former Member, provided that the Operating Agreement shall provide that any other event of cessation of a Members interest and the method of dealing with the interest of a former Member shall be subject to the affirmative vote or written consent of a majority in interest of the Members.

                            ARTICLE V.

                            MANAGEMENT

     Section 1. Management of Business and Affairs. The power and authority to manage and control the business and affairs of the Company shall be vested in the Members of the Company.

     Section 2. No Manager or Manaaement Committee. The Company shall not have a manager or a management committee.

     Section 3. Execution of Instruments and Companv Bank Account. For the sole purpose of executing instruments, notes, mortgages, leases and other documents for and on behalf of the Company, including the establishment of a banking relationship for deposit and withdrawal of Company funds, the Members, by the vote of a majority in interest, may designate a president, a secretary, an assistant secretary, a treasurer and an assistant treasurer to whom any or all of such authority may be delegated.

                            ARTICLE VI.

                              MEMBERS

     Section 1. Definition of Member. Any individual, trustee under a written trust, partnership, limited partnership, another limited liability company or corporation who is admitted to membership in the Company in accordance with the Act, the Articles of Organization and the Operating Agreement, and as to whom an

                               -3-
event wnich would cause dissolution of the Company has not occurred.

     Section 2. Voluntarv withdrawal. A Member does not have the power or right to withdraw from the Company by voluntary act. If a Member does withdraw in breach of this provision of the Articles of Organization or if any such withdrawal occurs as a result of otherwise wrongful conduct of a Member, the Company may recover from the withdrawing Member damages for breach of the Articles of Organization, including the reasonable costs of obtaining a replacement of services that the withdrawing Member was obligated
to perform.   The Company may offset the damages against amounts
otherwise distributable to such a withdrawn Member, in addition to pursuing any remedies provided for in the Operating Agreement or available under applicable law.

     Section 3. Additional Members. Additional Members may be admitted at such time and on such terms and conditions as provided in the Operating Agreement of the Company, provided that any such provision in the Operating Agreement shall be subject to the approval of a majority in interest of the Members.

                           ARRTICLE VII.

                          INDEMNIFICATION

     Section 1. Liability Covered. The Company shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or
proceeding,   whether   civil,   criminal,   administrative   or
investigative (including an action by or in the right of the Company) by reason of the fact that he is or was a Member of the Company, employee or agent of the Company, or is or was serving at the request of the Company, as a director, officer, employee or
agent  of  another  limited  liability  company,   corporation,
partnership, joint venture, trust, employee benefit plan, or other fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding in the same manner and to the same extent permitted by the Indiana Business Corporation Law as in effect and applicable from time to time if this Company was a corporation.

     Section   2.      Procedure   for   Indemnification.      Any
indemnification under these Articles of Organization (unless ordered by a court) shall be made by the Company only as authorized in the specific case upon a determination that indemnification of a Member of the Company, employee or agent is proper in the circumstances because he would meet the applicable standard of conduct for entitlement to corporate indemnification set forth in the Indiana Business Corporation Law as in effect and applicable
from time to time had this Company been a corporation.   Such

                                4
determination shall be made (1) by the Companys Member fly - majority vote of a quorum Consisting of Members who were not parties to such action, suit or proceeding, or (2) if such quorum is not obtainable, or even if Obtainable, a quorum of disinterested
opinion.   Expenses incurred in defending a Civil or criminal
action, suit or proceeding may be paid by the Company in advance ol~ the final disposition of the action, suit, or proceeding as authorized by the Members in the specific case upon receipt or an undertaking by or on behalf of a Member of the Company, employee or agent that he is entitled to be indemni ied by the Company, and will reimburse the Company these advances if it is later determined that said Member of the Company, employee, or agent was not entitled to indemnification.

     Section 3.     Rights  Hereunder  Not  Exclusive   Extent  of
Rights.    The  indemnification provided  by theses  Articles  of
Organnzation shall not be deemed exclusive of any other rights to which any person seeking indemnification may be entitled under any statute, Operating Agreement, vote of Company Members or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. Any indemnification, whether requited under these Articles of Organization or permitted by statute or otherwise, shall continue as to a person who has ceased to be a Member of the Company, employee or agent and shall inure to the benefit of the heirs, executors and administrators or such a person.

     Section 4. Insurance. The Company shall have the power to cause the Company to purchase and maintain insurance on behalf of any person who is or was a Member of the Company, employee, or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another limited liability Company, corporation, partnership joint venture, trust, employee benefit plan, or other organization or entity, against any liability asserted against him and incurred by him in any capacity, or arising out of his status as such, regardless of whether the Company would have the power to indemnify him against such liability under the provisions of these Articles of Organization.

                           ARTICLE VIII.

               AMENDMENT OF ARTICLES OF ORGANIZATION

     These Articles of Organization may be amended or restated at any time upon obtaining the affirmative vote or written consent of a Majority in Interest of the Members. Such action may be taken at any meeting of the Company or upon obtaining the written consent or approval of any such amendment or amendments by a majority in
interest of the Members.                               -
     IN WITNESS THEREOF, the undersigned, being the person designated to execute and file these Articles of Organization verifies, subject to the penalties for perjury, that the statements contained herein are true.

Dated this 14th day of April, 1995.

                                            ORGANIZER


Name:
Printed Name : Thomas Kimpel



                                      -5-

         EXHIBIT IV.




M E M O R A N D U M



TO:      Board of Directors/Croff Oil Company

FROM:            Jerry Jensen

DATE:            2-8-96

RE:      Carbon Opportunities, L.L.C.


         In January, we were notified that the Buck Creek Coal Contract had been terminated by Central Illinois Power, CIPS. As you know, this was the principal contract for the Buck Creek Coal mine. The compliance coal in the north part of the mine sold to CIPS was our current cash flow and the future potential was the noncompliance coal in the south part. I am attaching a copy of the letter which I have received from the chairman of our limited liability company. While we were completing our Proxy and getting the annual meeting approved, I was also investigating what was really going on at the mine, which is now set out in this letter. This was delayed somewhat when Chuck Schulties, the president of the mine, had to undergo a quadruple bypass operation for his heart. None of this is good news, but it does not appear to be as serious as I first thought.

         I initially tried to determine if there was any way to continue the mine in operation, so that payments on our note could be met. After discussing the cost of keeping the mine open while a search was made for additional contracts, it became clear that this was likely to eat up the cash that had already been generated. It also would mean incurring higher third party creditor bills when we have a secured position on
the assets with Carbon Opportunities, L.L.C.   After
discussing this with the accounting people, as well as Chuck Schulties and C.A. Robinson, I am convinced that the concept of shutting down the mine immediately and liquidating assets in order to protect the investors in Carbon Opportunities L.L.C. was the best decision.

         In a liquidation mode, there appear to be the following assets against the $4.7 million investment; (2%Croff)

         1) Equipment - $2,400,000 The sale of this equipment has begun and $800,000 has already been realized. We have a mortgage.

         2) Cash - The cash is currently in the bank except for the tax refund which was assigned to the corporation to back the note from a previous investor. When this money is collected from the government, the cash should be approximately $900,000.

         3) Law Suit against Central Illinois Power - A highly respected law firm which has handled many cases involving the T.V.A. has agreed to accept the law suit against CIPS. The contingency fee arrangement is one-third of the first million, twenty-five percent of the next $750,000, and twenty percent of the balance. It is my experience that attornies will not accept this type of contingent fee case unless they think there is a high likelihood of recovery. I was recently told the attorneys have determined that they would not recommend any offer of settlement at less than $1.5 million.
Nevertheless, nothing is sure in a law suit. A law suit has been filed for $6.5 million.

         4) Mine and Lease - We also have the mine itself and the lease. The difficulty here is that a payment of $62,000 is due this month on the prepaid royalty. I presume this will have to be made. Thereafter, these quarterly payments of $62,500 will have to continue to be made until the lease is sold and someone assumes this liability. The value of the lease is the United Mineworkers Contract which can be transferred with the lease or even moved to another mine. In addition, there are obvious coal reserves in the mine. An offer to the adjacent utility to sell the lease and mine for $2 million has currently been made. I am less optimistic about the ability to sell the mine and lease.

         The amount invested by the L.L.C. is $4.7 million. As you can see, the equipment and cash will equal about three-fourths of this amount. The remaining one-fourth to receive 100% of the money we have invested would be dependent on the sale of the lease and the law suit.

         CIPS terminated the contract contingent with merging with Union Electric out of St. Louis. This merger probably affects significant savings for them in return for which they do not need the coal requirements for certain power plants once they are combined. There is also the law suit with the trucking company which was not paid, which resulted in our shutdown during the summer for a period. This trucking company had sued with the result that a judgment was imminent for transportation charges. Therefore Buck Creek Coal, this current week, has been put into a chapter 11 bankruptcy. At the time of filing this bankruptcy, payments from the sale of equipment to pay off our lien on the equipment must stop. Currently, the cash that has been paid to Carbon Opportunities will remain and we will seek orders allowing the sale of the balance of the equipment against the mortgage as well as all the other assets against our $6 million mortgage. The unsecured creditors may fight back by claiming a link between Carbon Opportunities and the Buck Creek mine and attempt to have our mortgage determined to be equity, not debt.
Therefore, we cannot influence the actions of Buck Creek with which we must remain at arms length. My advice was to assign the mine and equipment by deed in lieu of foreclosure prior to filing bankruptcy. This was not followed.

         This should give you the background for discussing this issue at our meeting February 28, 1996. Please call me if you have any other questions prior to the meeting.




                         ROBINSON ENGINEERING & OIL COMPANY, INC.

                                  1410 N. CULLEN AVENUE
                                  P. O. BOX 5269
                                  EVANSVILLE, INDIANA 47716

ENGINEERING & GEOLOGICAL SERVICES                        phone (812) 477 1575
OIL & GAS LEASE Operations                          TOLL FREE (800 544-4609
       INDUSTRIAL DISPOSAL                               FAX (8 1 2) 477-1377


                TO ALL MEMBERS OF CARBON OPPORTUNITIES, LLC

                           12-26-95

Dear Fellow Member:

      This is to advise that CIPS terminated Buck Creeks coal contract effective December 31, 1995 and Buck Creek has not been able to obtain additional contracts for the sale of its compliance coal. Due to this loss of the contract, Buck Creek is in the process of shutting down mining operations and sealing the north portion of the mine. All equipment used in mining the north portion of the mine is being reclaimed and is being put up for sale.

      We have contacted our attorneys, Statham, Johnson & McCray, to notify the attorneys for Buck Creek that we would like to receive a written proposal from Buck Creek concerning their plans on idling the mine and selling the miningequipment. A copy of Buck Creeks remarks and proposal will be forwarded to you when it is received.

      As you are aware, Carbon Opportunities has a security interest in all the assets of Buck Creek Coal Company, which includes its equipment. To properly account for the proceeds from the sale of equipment from the mine and protect the funds from Buck Creeks unsecured creditors, we have required that Buck Creek forward all monies to a Carbon Opportunities Equipment Account being set up for this purpose. Also, it has been requested that no equipment be sold without the consent and authorization of Carbon Opportunities.




      In order for Buck Creek to recover and sell the mining equipment, there will be expenses involved and it will be necessary to provide Buck Creek with the necessary funds for this operation.

      In the event you want additional information or have any questions concerning this letter, please advise or call the writer.


Very truly yours,



C. A. Robinson


CARgs

         EXHIBIT V.






                                              March 4, 1996



Renny Walker, President
Production Resources, Inc.
Bandera Star Route
Box 46-AF
Hondo, Texas  78861



Dear Renny,

         This will confirm in writing our earlier conversation that Croff Oil Company will quitclaim to P.R.I., all right, title and interest to the leases, carved our production payment, and mortgage on the leases and equipment in the Taylor Ina field in Medina County, Texas. The payment for the conveyance of all of our interest would be $103,500 with an effective date of March 1, 1996, as long as the closing is complete in March, 1996.

         Thank you.



                                          Very truly yours,

                                          CROFF OIL COMPANY




                                          Gerald L. Jensen

GLJ:jg