Form 10-K/A
period 1995-12-31
CROFF OIL CO
filed 1996-04-08
CIK 25743

Amended to include signature page that was ommitted, to correct one typo-graphical error on 1995 gas volume produced, and to add ommitted headings

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
                           Crude Oil                       Natural Gas
                         (Barrels)                (Thousands of Cubic Feet)
                                                              MCF

Year Ended Dec. 31, 1993:    8,680                         23,903
Year Ended Dec. 31, 1994:    8,823                         30,884
Year Ended Dec. 31, 1995:    8,278                         38,250



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

         II.     Proxy Statement for Meeting on February 28, 1996

         III.    Carbon Opportunities, L.L.C. Corporate Articles and By-
                 Laws

         IV. Memo and Letter from Carbon Opportunities, L.L.C. dated February 8, 1996 and December 26, 1995.

         V.      Letter to Production Resources, Inc., dated March 4,
                 1996.



                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REGISTRANT:

                                            CROFF OIL COMPANY

Date:_______________                        By:_____________________________
                                               Gerald L. Jensen, President,
                                               Chief Executive Officer

Date:_______________                        By:_____________________________
                                               M. Ward Smith
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:_______________                        By:______________________________
                                               Gerald L. Jensen, Director

Date:_______________                        By:______________________________
                                             Richard H. Mandel, Jr., Director

Date:_______________                        By:______________________________
                                               Edwin W. Peiker, Jr., Director

Date:_______________                        By:______________________________
                                               Dilworth A. Nebeker, Director

Date:_______________                        By:______________________________
                                               Julian D. Jensen, Director


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



Denver, Colorado
March 18, 1996                                   CAUSEY DEMGEN & MOORE INC.




                                CROFF OIL COMPANY
                                 BALANCE SHEET
                           DECEMBER 31, 1994 AND 1995

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

                                               CROFF OIL COMPANY
                                                BALANCE SHEET
                                          DECEMBER 31, 1994 AND 1995
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

                                CROFF OIL COMPANY
                                 INCOME STATEMENT
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
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

                                         CROFF OIL COMPANY
                                     STATEMENT OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

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

                                                 See accompanying notes.

                                                        F-7

                                CROFF OIL COMPANY
            SUPPLEMENTAL INFORMATION- DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES- UNAUDITED

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


                                         CROFF OIL COMPANY
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

                                 CROFF OIL COMPANY
                      PROVED OIL AND GAS RESERVE QUANTITIES
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