Form 10-Q
period 1996-03-31
CROFF OIL CO
filed 1996-05-15
CIK 25743

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended          March 31, 1996
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________________
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   ___X____ Yes               ______ No
                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 516,515 shares, one class only.



                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS
ENDED MARCH 31, 1996 (UNAUDITED).


_________________________________________________________________

PART I.   FINANCIAL INFORMATION                   Page Number

Balance Sheets as of December 31, 1995
      and March 31, 1996                               3

Statements of Operations  for
     the Three Months Ended March 31, 1996 and 1995    5

Statements of Cash Flows
     for the Three Months
     Ended March 31, 1996 and 1995                     6

Notes to Financial Statements                          7

Managements' Discussion and Analysis of Financial
     Condition and Results of Operations               7


PART II.  OTHER INFORMATION

Reports on Form 8-K                                    9

Signatures.                                            10


_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Oil Company. The financial statements for the three months ended March 31, 1996 and 1995 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.










                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

                                              Dec 31,      March 31,
                                               1995          1996

CURRENT ASSETS:
  Cash and Cash Equivalents:            $      37,933  $      10,321
  Marketable equity securities                 15,500          8,125
  Accounts receivable:
     Oil and gas purchasers                    28,425         28,425
     Refundable income taxes                    4,290          5,289
     Note receivable, secured by interests
      in oil and gas properties, including
      accrued interest                          4,800          3,300

         Total current assets           $      90,948  $      55,460

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
      Proved properties                       457,874        457,874
      Unproved properties                     110,051        110,051
                                              567,925        567,925
   Less accumulated depletion and
    depreciation                             (249,154)      (256,654)

          Net Property Value                  318,771        311,271

   Furniture, fixtures & equipment                  0              0
   Less accumulated depreciation                    0              0
                                             --             --
          Net property and equipment          318,771        311,271

   Coal investment                             95,299         95,299

Total Assets                            $     505,018  $     462,030
                                        =============  ==============

                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

                                              Dec 31,      March 31,
                                               1995          1996


Current Liabilities:
  Accounts payable                      $     10,829   $       9,830
  Accrued liabilities                          3,662           3,644
  Bank note to finance coal
    investment                                50,000               0
                                        -------------- --------------
      Total current liabilities               64,491          13,474

Stockholders' equity :
   Common stock, $.10 par value
    20,000,000 share authorized
    579,143 shares issued                     57,914          57,914

   Capital in excess of par value             909,983        909,983
    Accumulated deficit                      (444,724)      (436,695)
                                        -------------- --------------
                                              523,173        531,202
   Less treasury stock at cost,
    52,788 shares in 1994 and 62,628
    in 1995                                   (82,646)       (82,646)

          Total stockholders' equity          440,527        448,556

Total Liabilities & Stockholder's Equity $    505,018  $     462,030
                                        =============  ==============

                        CROFF OIL COMPANY
                     Statement of Operations

               For the Three Months Ended March 31



                                         1995          1996

 Revenue:

   Oil and gas sales..............      $ 45,077       $ 47,485
   Other income (loss)............         3,720            988


   Total revenue                          48,797         48,473


Costs and expenses:
   Lease operating expense........      $ 10,531       $ 10,629
   Depreciation and depletion.....         7,500          7,500
   General and administrative.....        19,137         19,152
  Rent Expense - Related Party...          2,940          2,940
                                          40,108         40,444

Net income (loss)                       $  8,689       $  8,029
                                        =========      =========



Earnings (Loss) Per Share               $    .02       $    .02
                                        =========      =========

                        CROFF OIL COMPANY
                     Statement of Cash Flows


                                               For  the  Three
                                                Months Ended
                                                March 31,
                                               1995      1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                          $  8,689  $  8,029

  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and depletion                 7,500     7,500
     Change in assets and liabilities:
     Decrease in accounts receivable            6,457       500
     Decrease/(increase) in other assets       (2,000)        0
     Increase/(decrease) in accounts payable    2,847      (605)
     Increase/(decrease) in accrued liabilities 2,047       (17)
     Gain-sale of Marketable Equity Securities   (660)     (637)
     Total adjustments                          16,191    6,741

  Net cash provided by
   operating activities:                        24,880   14,770
                                             ---------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable equity security            8,410     7,618
  Coal investment                            (100,000)        0
                                              (91,590)    7,618

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock                        0         0
  Note payable                                 50,000   (50,000)
                                             --------- ---------
                                               50,000   (50,000)

Increase (decrease) in cash:                  (16,710)   (27,613)
Cash at beginning of period:                 $ 19,385     37,933
                                             ========   ========

Cash at end of period:                       $  2,675  $  10,321
                                             ========  =========




                        CROFF OIL COMPANY
                  NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996

1.   BASIS OF PREPARATION.

     The condensed financial statements for the three month periods ended March 31, 1996 and 1995 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

             MANAGEMENTS' DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

            Three-Month Period Ended March 31, 1996, as Compared to the Three-Month Period Ended March 31, 1995.

OIL AND GAS OPERATIONS

     Oil and gas income, primarily from royalties, for the three months ended March 31, 1996 was $47,485 compared to $45,077 for the quarter ending March 31, 1995. This increase was due primarily to higher oil prices, and production nearly constant with 1995.

     Production costs, which include lease operating expenses and all production related taxes, for the three months ended March 31, 1996, were constant when compared to the production costs incurred during the same time period of the prior year, $10,706 during 1996 and $10,531 during 1995. The constant level of cost was due to lack of significant workovers and the high amount of revenue from royalty interests, for which costs are taxes only.

OTHER INCOME

     During the three month period ended March 31, 1996, the Company had other income of $988 from interest, capital gains, dividends, and lease payments. This was a decrease from $3,720 in the same period in 1995. The decrease was due to gains on investments and the receipt of a lease bonus in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter ending March 31, 1996, were $19,152 plus rent expense of $2,940 for a total of $22,092 compared to $19,137 plus $2,940 for a total of $22,077 in the same period in 1995. The Company expects general and administrative costs to remain stable this year.

FINANCIAL CONDITION

     As of March 31, 1996, the Company's current assets exceeded current liabilities by $41,986. As of December 31, 1995, the Company's current assets exceeded current liabilities by $26,457. This increase was due to the payoff of a $50,000 note in February, 1996. The Company intends to accumulate cash during this calendar year.


     The Company expects to continue to operate at a positive cash flow for the calendar year as oil prices have risen this year. The Company intends to resume purchasing oil and gas properties, out of current assets.




PART II.  OTHER INFORMATION


ITEM 6(b).  REPORTS ON FORM 8-K.

     The registrant has filed no reports on Form 8-K for the period ending March 31, 1996.

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


Date:__________MAY 15___, 1996