Form 10-Q
period 1995-12-31
CROFF OIL CO
filed 1996-08-08
CIK 25743

FORM 10-Q/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended          June 30, 1996
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________________
Commission File Number:                     1-100

           CROFF ENTERPRISES, INC. (Formerly Croff Oil Company)
        (Exact name of registrant as specified in its charter)
          Utah                                    87-0233535
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)
    1675 Broadway Street, Suite 1030, Denver, CO             80202
   (Formerly 1433 17th Street Suite, 220 Denver, CO 80202)
  (Address of principal executive offices)          (Zip Code)
                             (303) 623-1963
         (Registrant's telephone number, including area code)
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   _______ Yes                ______ No
                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 516,515 shares, one class only, as of June 30, 1996.



                                 INDEX

   INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED).


   _________________________________________________________________

   PART I.     FINANCIAL INFORMATION                   Page Number

   Balance Sheets as of December 31, 1995
         and June 30, 1996                             3, 4

   Statements of Operations for the Three and
     Six Months Ended June 30, 1995 and 1996           5

   Statements of Cash Flows
     for the Six Months
     Ended June 30, 1995 and 1996                      6

   Notes to Financial Statements                       7

   Managements' Discussion and Analysis of Financial
     Condition and Results of Operations               7


   PART II.    OTHER INFORMATION

   Item 2                                              9

   Item 5                                              9

   Item 6                                              9

   Signatures                                          10
   _________________________________________________________________

   The condensed financial statements included herein are for the Registrant, Croff Oil Company. The financial statements for the six months ended June 30, 1996 and 1995 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.










                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

                                             December 31,    June 30,
                                               1995          1996

CURRENT ASSETS:
  Cash and Cash Equivalents:            $      37,933       $140,472
  Marketable equity securities                 15,500          9,250
  Accounts receivable:
     Oil and gas purchasers                    28,425         25,873
     Refundable income taxes                    4,290          6,389
     Note receivable, secured by interests
      in oil and gas properties, includ-
      ing accrued interest                      4,800              0


         Total current assets           $      90,948       $ 181,984

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
      Proved properties                       457,874         323,565
      Unproved properties                     110,051         110,051

                                              567,925         433,616
   Less accumulated depletion and
    depreciation                             (249,154)       (221,362)

          Net property and equipment    $     318,771       $ 212,254

   Coal Investment                            95,299           91,044

                                        $     505,018       $ 485,282
                                        =============       ============





                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

                                             December 31    June 30,
                                               1995          1996


Current Liabilities:
  Accounts payable                      $     10,829   $      8,898
  Accrued liabilities                          3,662          3,706
  Note Payable                                50,000              0

     Total current liabilities                64,491         12,604


Commitments
Stockholders' equity
   Common stock, $.10 par value
    20,000,000 share authorized
    579,143 shares issued                      57,914        57,914
   Capital in excess of par value             909,983       909,983
    Accumulated deficit                      (444,724)     (412,573)
                                              523,173       555,324
   Less treasury stock at cost,
    52,788 shares in 1994 and 62,628
    in 1995                                   (82,646)      (82,646)

          Total stockholders' equity          440,527       472,678

                                        $     505,018  $    485,282
                                        =============  ==============

                        CROFF OIL COMPANY
                     Statement of Operations

        For the Three And Six Months Ended June 30, 1996
                           (Unaudited)


                                   For Three           For Six
                                  Months Ended      Months Ended
                              6/30/95  6/30/96    6/30/95  6/30/96

Revenue:

 Oil and gas sales........    $ 47,886   $ 39,984 $ 92,963 $ 87,469
 Other income (loss).....        2,602    21,699     6,322   22,687

   Total revenue              $ 50,488   $ 61,683 $ 99,285 $110,156






Costs and expenses:
 Lease operating expense..    $  9,821  $  9,682  $20,352  $ 20,311
 Depreciation and depletion      7,500     4,500   15,000    12,000
 General and administrative     20,180    20,438   39,317    39,813
 Rent Expense - Related Party    2,940     2,940    5,880     5,880


                              $ 40,441  $ 37,560  $80,549  $ 78,004


Net income (loss)             $ 10,047  $ 24,123  $18,736  $ 32,152
                              ========  ========  ===============


Earnings (Loss) Per Share     $   .02   $    .04  $  .03   $  .06

                              ========= ========= ===============








                        CROFF OIL COMPANY
                     Statement of Cash Flows


                                               For  the  Six
                                                Months Ended
                                                  June 30,
                                               1995      1996

CASH FLOWS FROM OPERATING ACTIVITIES:


 Net income (loss)                           $ 18,736    $32,152

 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and depletion                15,000    12,000
   Change in assets and liabilities:
     Decrease/(Increase) in Receivables         4,306       453
     Decrease/(Increase) in other assets         (500)    4,800
     Decrease/(Increase) in accounts payable    2,297    (1,932)
     Decrease/(Increase) in accrued liabilities   (44)        21
     (Gains)/Losses on Sale of Assets               0   (22,247)
                                              -------- ---------
 Total adjustments                           $ 21,059  $ (6,905)

 Net cash provided by
   operating activities:                       39,795    25,247
                                             --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Purchase)/Sale of oil & gas properties:               118,020
  (Purchase)/Return of Coal Investment       (100,000)    4,255
  Sale/(Purchase) of Securities                 7,750     5,017
                                             --------- ---------
                                              (92,250)  127,292
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Note Payable                   50,000   (50,000)


Increase (decrease) in cash:                  (2,455)  102,539
Cash at beginning of period:                 $ 19,385  $37,933
                                             ========= ========

Cash at end of period:                       $ 16,930  $140,472
                                             ========= ========







                     CROFF ENTERPRISES, INC.
                  NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996

BASIS OF PREPARATION.

     The condensed financial statements for the three and six month periods ended June 30, 1996 and 1995 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

             MANAGEMENTS' DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

             Three-Month Period Ended June 30, 1996,
   as Compared to the Three-Month Period Ended June 30, 1995.

OIL AND GAS OPERATIONS

     Oil and gas income, primarily from royalties, for the three months ended June 30, 1996 was $39,984 compared to $47,886 for the quarter ending June 30, 1995. This decrease was caused by the sale of the Taylor-Ina field in Texas and the sale of a well in North Dakota. Prices were generally stable after increasing during the first four months of the year. The lack of any significant drilling in the Bluebell - Altamont field in Utah is decreasing revenue to Croff as older wells decline. The Company purchased an interest in two wells which will add to revenues in the next quarter.

     Production costs, which include lease operating expenses and all production related taxes, for the three months ended June 30, 1996, were stable, $9,682 in 1996, compared to $9,821 during the same time period in 1995. This was due primarily to sales this year and smaller interests in the wells which were worked over. Depreciation and depletion decreased as properties were sold.

OTHER INCOME

     During the three month period ended June 30, 1996, the Company had other income of $21,699. The other income figure was $2602 for the quarter ending June 30, 1995. This was due to a gain from the sale of producing leases during this quarter and interest earned on higher cash balances.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter ending
June 30, 1996, were $20,438 plus rent expense of $2940 for a total of $23,378 compared to $20,180, plus rent expense of $2,940 in the same period in 1995. The Company expects general and administrative costs to remain stable this year.

              Six Month Period Ended June 30, 1996,
    as Compared to the Six Month Period Ended June 30, 1995.

OIL AND GAS OPERATIONS

     Oil and gas income, primarily from royalties, for the six months ending June 30, 1996, was $87,469 compared to $92,963 for the six months ended June 30, 1995. This decrease was caused by the sale of oil and gas wells, offset to some degree by higher prices for oil and natural gas.

     Production costs, which include lease operating expenses and all production related taxes, for the six months ended June 30, 1996, were $20,311 in 1996, a decrease from $20,352 during the six months ended June 30, 1995. There was no significant difference on operating costs from 1995 to 1996.

OTHER INCOME.

     During the six month period ended June 30, 1996, the Company had other income of $22,687, primarily from interest and dividend earnings, and profit on the sale of oil and gas leases. During the same six month period in 1995, the Company had other income of $6322, primarily from interest and dividend earnings, and gain on marketable securities.





GENERAL AND ADMINISTRATIVE.

     General and administrative expenses for the period ending June 30, 1996, were $39,813 compared to $39,317 for the six month period ending June 30, 1995. The difference was insignificant.

                       FINANCIAL CONDITION

     As of June 30, 1996, the Company's current assets of $181,984 exceeded current liabilities of $12,604 by $169,380. As of December 31, 1995, the Company's current assets were $90,948, and current liabilities were $64,491 for an increase in the Company's working capital position of approximately $142,923. This increase was due to the payoff of the short term note held by Union Bank in the first quarter. During the second quarter, the Company sold approximately $130,000 of oil and gas leases for cash. The Company intends to reinvest these proceeds in oil and gas assets. The Company expects to continue to operate at a positive cash flow for the calendar year.

PART II.  OTHER INFORMATION

ITEM 2: Changes in securities
     See Information under Item 5 below on issuance of previously authorized preferred securities.

ITEM 5: Other Information
     As reported in the company's 10-K for December 31 1995, on Febuary 28, 1996, the Company's shareholders authorized the change of name to Croff Enterprises, Inc. and the issuance of prefered shares to existing shareholders. The directors determined to file the amended articles and begin using the new name after June 30, 1996. The oil and gas assets of the Company are pledged to the preferred shareholders. The preferred shareholders are the current common shareholders of the Company. The preferred shares will be distributed during the second half of the 1996 calender year. Futher information is available in the 10-K dated December 31, 1995 and the Proxy Statement for the February 28, 1996, Shareholders Meeting, available from the Company and filed with the Securities
& Exchange Commission.

ITEM 6 Exhibits
     Amended Articles of Incorporation filed with the Secretary of State of Utah on July 1, 1996.

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