Form 10-Q
period 1996-09-30
CROFF OIL CO
filed 1996-11-12
CIK 25743

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended          September 30, 1996
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________________
Commission File Number:                     1-100

                          CROFF OIL COMPANY
        (Exact name of registrant as specified in its charter)
          Utah                                    87-0233535
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)
    1675 Broadway, Suite 1030, Denver, CO               80202
  (Address of principal executive offices)          (Zip Code)
                             (303) 628-1963
         (Registrant's telephone number, including area code)
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 516,515 shares, one class only, as of September 30, 1996.



                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE
MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED).


_________________________________________________________________

PART I.   FINANCIAL INFORMATION                   Page Number

Balance Sheets as of December 31, 1995
      and September 30, 1996                                3, 4

Statements of Operations for the Three and
     Nine Months Ended September 30, 1996 and 1995          5

Statements of Cash Flows
     for the Three and Nine Months
     Ended September 30, 1996 and 1995                      6

Notes to Financial Statements                               7

Managements' Discussion and Analysis of Financial
     Condition and Results of Operations                    7, 8


PART II.  OTHER INFORMATION

Signatures.                                                 9


_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Oil Company. The financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.










                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

                                              Dec 31,       Sept 30,
                                               1995          1996

CURRENT ASSETS:
  Cash and Cash Equivalents:            $      37,933  $     160,163
  Marketable equity securities                 15,500          8,250
  Accounts receivable:
     Oil and gas purchasers                    28,425         22,641
     Refundable income taxes                    4,290          7,489
     Note receivable, collateralized            4,800              0
              Total current assets           $ 90,948  $     198,543

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
      Proved properties                       457,874        323,565
      Unproved properties                     110,051        110,051
                                              567,925        433,616
   Less accumulated depletion and
    depreciation                             (249,154)      (225,861)


   Furniture, fixtures & equipment                  0              0
   Less accumulated depreciation                    0              0
                                                 --              --
          Net property and equipment    $     318,771  $     207,755

   Coal Investment                             95,299         86,788

                                        $     505,018  $     493,086
                                        =============  ==============

                      PART I:  FINANCIAL INFORMATION
                             CROFF OIL COMPANY
                               BALANCE SHEET

                                              Dec 31,       Sept 30,
                                               1995          1996


Current Liabilities:
  Accounts payable                      $     10,829   $       8,396
  Accrued liabilities                          3,662           3,707
  Bank Note to finance coal investment        50,000               0

     Total current liabilities                64,491          12,103


Commitments (Note 3)
Stockholders' equity (Note 4):
   Common stock, $.10 par value
    20,000,000 share authorized
    579,143 shares issued
                                               57,914         57,914
   Capital in excess of par value             909,983        909,983
    Accumulated deficit                      (444,724)      (404,268)

                                              523,173        563,629
   Less treasury stock at cost,
    62,628 shares in 1995 and 62,628
    in 1996                                   (82,646)       (82,646)

          Total stockholders' equity          440,527        480,983

                                        $     505,018  $     493,086
                                        =============  ==============

                        CROFF OIL COMPANY
                     Statement of Operations

     For the Three and Nine Months Ended September 30, 1996
                           (Unaudited)


                              For Nine Months     For Three Months
                                   Ended          Ended
                              9/30/95  9/30/96    9/30/95  9/30/96

Revenue:

 Oil and gas sales........    $135,113 $ 133,784  $42,150  $46,315
 Other income (loss)......      12,137    23,298    5,815      611

   Total revenue              $147,250  $157,082  $47,965   $46,926



Costs and expenses:
 Lease operating expense..    $ 29,209  $29,636   $ 8,857  $9,324
 Depreciation and depletion     22,500   16,500     7,500   4,500
 General and administrative     55,946   61,447    18,020  21,857
 Interest                        2,771      223     1,381       0
 Rent Expense - Related Party    8,820    8,820     2,940   2,940

                              $119,246  $116,626  $38,698  $38,621


Net income (loss)             $  28,004 $ 40,456   $ 9,267 $ 8,305
                              ========  =========  =======  =======


Earnings (Loss) Per Share     $    .05   $   .08    $ .02   $  .02
                              ========= ========= ======== ========















                           CROFF OIL COMPANY
                        Statement of Cash Flows

                                               For  the  Nine
                                                Months Ended
                                                September 30,
                                               1995      1996

CASH FLOWS FROM OPERATING ACTIVITIES:


 Net income (loss)                           $ 28,004  $ 40,456

 Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and depletion                     22,500    16,500
Change in assets and liabilities:
Decrease in accounts receivable                 6,800     2,585
     Decrease in other assets                       0     4,800
     Increase in accounts payable               3,297    (2,433)
     (Gain)/Loss sale of producing leases               (20,966)
     (Decrease) Increase in
     in accrued liabilities                     2,654        45
     Total adjustments                         35,251       531

 Net cash provided by
   operating activities:                       63,255    40,987
                                             --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Securities                           19,540     4,557
  Sale of producing leases                          0   118,020
  (Purchase)/Return of coal investment       (100,000)    8,511
  Purchase of producing leases                 (3,954)  (12,675)
                                             --------- ---------
                                              (84,414)  131,243

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock                   (4,000)         0
  Proceeds/(Payoff) of Note for Coal Purchase  50,000    (50,000)
                                              ---------  ---------
                                               46,000    (50,000)

Increase (decrease) in cash:                   24,841    122,230

Cash at beginning of period:                 $ 19,385     37,933
                                             =========  =========
Cash at end of period:                       $ 44,226   $160,163
                                             =========  =========



                           CROFF OIL COMPANY
                     NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996

BASIS OF PREPARATION.

     The condensed financial statements for the three and nine month periods ended September 30, 1996 and 1995 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein.
 Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

                MANAGEMENTS' DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

             Three-Month Period Ended September 30, 1996, as Compared to the Three-Month Period Ended September 30, 1995.

OIL AND GAS OPERATIONS

     Oil and gas income, primarily from royalties, for the three months ended September 30, 1996 was $46,315 compared to $42,150 for the same time period of the prior year. This increase was due primarily to higher oil and natural gas prices, offset somewhat by lower production due to the sale of the leases in Texas.

     Production costs, which include lease operating expenses and production related taxes, for the three months ended September 30, 1996, increased when compared to the same time period of the prior year, $9,324 in 1996 compared to $8,856 in 1995. This decrease was insignificant. The sale of the Taylor Ina wells, with their carved out production payment which creates no expenses with the purchase of additional working interests should cause a small increase in the lease operating expenses.





              Nine Month Period Ended September 30, 1996, as Compared to the Nine Month Period Ended September 30, 1995.

OIL AND GAS OPERATIONS

     Oil and gas income, primarily from royalties, for the nine months ending September 30, 1996, was $133,784 compared to $135,113 for the same time period of the prior year. This slight decrease was due primarily to the sale of the Texas leases, which was partially offset by higher prices for oil and natural gas.

     Production costs, which include lease operating expenses and all production related taxes, for the nine months ended September 30, 1996, increased when compared to the same time period of the prior year, $29,636 in 1996 compared to $29,209 in 1995. This difference was insignificant.

OTHER INCOME.

     During the nine month period ended September 30, 1996, the Company had other income of $23,298 from interest earned, dividend payments, a lease bonus, and gain from the sale of producing properties. During the same nine month period in 1995, the Company had other income of $12,137, primarily from dividends. The Company's other income was higher due primarily to the sale of producing leases. The Company is crediting all cash flow from the coal investment against its cost basis.

GENERAL AND ADMINISTRATIVE.

     General and administrative expenses for the nine month period ending September 30, 1996, were $61,447 compared to $55,946 for the nine month period ending September 30, 1995. This difference was due to moving costs when the Company moved its offices in Denver. During the nine month period ended September 30, the Company's total expenses decreased from $119,246 in 1995 to $116,626 in 1996. The decrease was due to lower depreciation after the sale of the Texas leases. General and administrative expenses will likely remain at approximately this level. The Company is currently operating with two part time officers and employees, and is contracting for its accounting services, office space and supplies.

FINANCIAL CONDITION

     As of September 30, 1996, the Company's current assets exceeded current liabilities by $186,440, compared to working capital of $26,457 at December 31, 1995. This increase of $159,983 in the Company's working capital position during the nine month period ending September 30, 1996 was due to the sale of leases in North Dakota and Texas, and the retirement of the Bank note from cash flow. The Company's ratio of current assets to current liabilities was approximately 3 to 2 on December 31, 1995 and 15 to 1 on September 30, 1996.

     The Company is continuing its program to invest its cash in small non-operated oil and gas assets, and retaining cash to assist in expenses of any acquisition.

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

                                   REGISTRANT:  CROFF OIL COMPANY


                              By_________________________________
                                             Gerald L. Jensen
                                             Chief Executive Officer


                              By_________________________________
                                             M. Ward Smith
                                             Chief Accounting Officer

                               Date: November 12, 1996