Form 10-K
period 1996-12-31
CROFF OIL CO
filed 1997-04-01
CIK 25743

`FORM 10K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
MARK ONE

  X  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE OF 1934

	FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
	OR
	TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

	FOR THE TRANSITION PERIOD FROM   N/A   TO   N/A

COMMISSION FILE NUMBER:  1-100

				CROFF ENTERPRISES, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     	UTAH		       				87-0233535
      STATE OF INCORPORATION   	    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

			1675 BROADWAY
			SUITE 1030
			DENVER, COLORADO    	 80202
			ADDRESS OF PRINCIPAL	ZIP CODE
			EXECUTIVE OFFICES

Registrant's telephone number, including area code:  (303) 628-1963

Securities registered pursuant to Section 12(b) of the Act:
 						                           Name of each exchange on
		Title of each class			          which registered
	 Common - $0.10 Par Value				    None

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

As of March 1, 1997, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $309,900

As of March 1, 1997, the Registrant had outstanding 516,515 shares of common stock ($.10 par value)

TABLE OF CONTENTS

PART I
				 	                                					Page
ITEM 1		BUSINESS.............................................	3

ITEM 2  PROPERTIES...........................................	7

ITEM 3		LEGAL PROCEEDINGS.. ................................. 12

ITEM 4		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.. 13

PART II

ITEM 5		MARKET FOR REGISTRANT'S COMMON EQUITY................ 13

ITEM 6		SELECTED FINANCIAL DATA.............................. 15

ITEM 7		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.......................... 15

ITEM 8		FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA........... 17

ITEM 9		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES......................... 17

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT... 17

ITEM 11	EXECUTIVE COMPENSATION...............................	18

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT...............................................	19

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....... 20

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
REPORTS ON FORM 8K ..........................................	21

	SIGNATURES..................................................	22

	FINANCIAL STATEMENTS........................................	23

ITEM 1.  BUSINESS

	(a)  Description of Business

	Croff Enterprises, Inc. (formerly Croff Oil Company) and hereafter "Croff" or
"the Company", was incorporated in Utah in 1907 as Croff Mining Company.  The
Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc.  The principal office of the Company is located at 1675 Broadway, Suite 1030, Denver, Colorado  80202.  The telephone number is (303) 628-1963 and the fax number is (303) 623-2385.

	Croff is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of oil and gas leases.  The Company's principal activity is oil and gas production from non-operated properties.  The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests.
Over the past ten years, Croff's primary source of revenue has been oil and gas royalties from producing mineral interests.  Croff participates as a working interest ownerin approximately 35 wells.  Croff holds small royalty interests in over 200 wells.  In 1993 Croff aquired a carved out production interest of from 200-360 barrels of oil per month from a stripper field of approximately 110 wells in South Texas.  It sold this interest in 1996.
All of the wells from which Croff receives revenues are operated by other companies and Croff has no control over the factors which determine royalty or working interests revenues such as markets, prices and rates of production.

	During the period 1981 through 1985, the Company increased its participation in exploratory and development drilling ventures.  In certain instances, Croff acquired leases for the purpose of initiating a drilling venture.  In other instances, Croff chose to participate in drilling by paying its share of the drilling costs, or by farming out to others for a carried interest in the well. Over the past fifteen years, Croff's primary source of revenues has evolved from lease bonuses to oil and natural gas production.


	After the drop in oil prices during 1986, the Company did not participate in exploration drilling through 1990.  The Company in 1990, after paying off the last of its' long-term debt, again began to acquire producing oil and gas leases, and took a minor interest in a new well in 1991 and 1992.  In 1992 the Company purchased working interests in eleven wells, royalty interests in three wells, and participated in a workover of an existing working interest well.  In 1993 the Company purchased a stripper field in South Texas, and sold it to a loval operator, reserving a carved out production interest, secured by a mortgage on the field.  In 1994, the Company continued to purchase producing oil and natural gas wells.  In 1995, Croff purchased a two percent interest in a mortgage note secured by an equal interest in an
Indiana Coal Mine.  In 1996, the Company sold its carved-out production interest in South Texas and purchased three interests in oil and gas wells in Wyoming and Colorado.

	Previous to 1987, Croff owned investment securities in certain natural resource companies. These companies had a current market value and Croff sold these securities periodically to generate revenues. Since 1991 Croff has purchasedinterests in publicly traded oil and gas companies out of cash reserves. The Company intends to earn a better yield than cash on these current funds, which will be liquidated, as needed, to fund the purchase of oil and gas wells or other natural resource investments.

	Croff has one part-time employee, the President, and two Assistant Secretaries, who work for the Company as part of its contracted office space arrangement described in Item 13.


	(b)	Current Activities

	In 1996, the shareholders, in a meeting held on February 28, 1996, voted to adopt changes in the capital structure of the Corporation in order to provide more liquidity to the shareholders.  In 1995, the Company had determined that it was unlikely that it would be able to raise capital in a public offering, due to lack of interest in the brokerage community in a royalty company this small.  The Board is seeking to grow the Company to a size where stock could trade on the NASDAQ exchange within the foreseeable future.  At the same time, the Board determined that it did not wish to dilute the significant assets of the Company, consisting of perpetual mineral interests and oil and gas royalties, which were the primary assets of the Company in which current shareholders had invested.  The Board then determined that the oil and gas assets of the Company would be pledged to a new special Preferred B share of stock, which would be distributed equally on a one share per one share basis to the current common shareholders.  The Board would then attempt to obtain a merger, acquisition, or other business combination using the common stock, which would substantially dilute the existing shareholders, but which would allow the Company to grow to a size where it could be actively traded, and a market would develop for the common shares.  The
Board then determined that the Preferred B shares would not be registered or publicly traded, but the Company would assist shareholders buying and selling through a bid and ask clearinghouse the Company would hold on a once a year basis.

	The shareholders of the Company adopted these proposals at the shareholders meeting on February 28, 1996.  Thereafter, on June 30, 1996, the Company
filed and changed its name pursuant to the shareholder vote, from Croff Oil
Company to Croff Enterprises, Inc.  The oil and gas assets of the Company are pledged to these Preferred B shares, pursuant to the revised Articles of
Incorporation, filed with the Secretary of State in Utah, the Company's state of incorporation.  The shareholder's also authorized a Class A
Preferred share, which the Board determined might be useful in future acquisitions and the growth of the Company.  The Company continues to operate its oil and gas business as Croff Oil Company while the name of the
Corporation has been changed to Croff Enterprises, Inc.

	In the fourth quarter of 1996, the Company printed and distributed to its shareholders the Class B Preferred shares. The shareholders of the Company now hold one Preferred B class share for each share of common stock that they hold. The Board of Directors then met and determined that rather than the Company establishing a market in Preferred B shares, which are not registered, the Company would act as a clearinghouse, accepting bids and offers to sell and buy for the Preferred shares during the period of December through February of each year. Accordingly, such a market was established and shareholders notified at the time they received their Preferred B shares.
The initial period of bid and asked prices has just concluded, with the bids ranging from $.75-.90 per share and tenders in the range of $.75-$1.00 per share. All tenders for $.90 or less were consumated with toal shares traded in the amount of approximately 14,000 shares. The Company expects to utilize this same clearinghouse each year in order to provide liquidity to the Preferred B shareholders. Any shareholder or outsider could offer to bid on the shares to the Preferred B shareholders, and any Preferred B shareholder can offer to sell all or a portion of their shares. The Preferred B shares are not registered or publicly traded, do not have a cusip number and are tradable only in private transactions or the clearinghouse handled by the Company. The company does not charge for this service.

 The Company then sought to find a private company or other means in which to expand into other businesses which would enable the Company to grow rapidly. To date, the Company has had negotiations with a public company in the coal gas methane business, which did not lead to any agreement following a due diligence period. The Company has also had more extensive discussions with a Canadian company in the fibre board business, with which the Company signed a letter of intent. The Company attempted to raise sufficient money through the investment banking community in order to consummate this deal, but it was unsuccessful, due primarily to the fact that the Canadian company was a start-up business rather than an ongoing business. The President of the Company and the Board of Directors are currently continuing to search for a potential partner or acquisition which would enable the Company to grow, utilizing its common shares.


	The Company in 1996 purchased three interests in oil and gas wells, primarily an oil and gas well in Campbell County, Wyoming.  The Company was also the beneficiary of increased drilling and higher prices in San Juan County, New
Mexico, and La Plata County Colorado, in the Four Corners region, where considerable additional production at higher prices from the coal gas methane wells, produced higher revenues.  The Company also received a 1/16 royalty in an offsetting gas well to the Company's current production in Western
Colorado.  The Company entered into two leases for additional drilling on its mineral interests in the Blue Bell Altamont field in northeast Utah.  The
Company continued to evaluate other oil and gas properties for acquisition.

	In the second quarter of 1996, the Company sold its carved-out production interest in the Taylor Ina field in Medina County, Texas. This carved-out production interest was sold for cash in the approximate amount of $106,000 to the operator of the field. The Company determined that the property had declined to a sufficient point, that its sale would yield sufficient monies that could be reinvested in other oil and gas properties to provide a higher and more consistent yield at less risk. The operator in Medina County, Texas, could not meet the terms of the original carved-out production payment, but was able to borrow sufficient moneies to buy out Croff for cash. Also during the second quarter, the Company sold its interest in a North Dakota well for cash, which well required a significant workover. This allowed the Company to accumulate significant amounts of cash to attempt to secure other oil and gas interests and to increase current assets as part of its package of making the Company more attractive in order to grow the Company by the acquisition of a private business. The Company has continued to accumulate this cash throughout 1996 and to the present. The Company in March, 1997, purchased working interests in two wells and is looking at oil and gas acquisitions to utilize more of this cash.

 The Company in March of 1995, purchased a 2% interest in a $6 million note secured by a mortgage on a coal mine in Indiana. This investment of $100,000 was made using $50,000 in cash on hand and borrowing $50,000 from the Company's bank, Union Bank and Trust of Denver, Colorado. The Union Bank note was repaid on March 1, 1996. The Company's investment is as a two percent member in Carbon Opportunities, L.L.C., a limited liability company formed in Indiana by a group of investors and the owners of the mine, who are in control of this venture.

	Carbon Opportunities, L.L.C. purchased the non-performing $6 million note, secured by the Buck Creek Coal Mine, from the Old Nation Bank in Evansville, Indiana, for the discounted price of $3,500,000. Carbon Opportunities, L.L.C. was funded with $5 million, of which $3,500,000 purchased the note and $1,500,000 provided working capital. Carbon Opportunities, L.L.C. is secured by the mine and equipment, and has an option to acquire control of the mine following payoff of the note. The current mine owners have a right to retain 20% of the equity in the mine after the note is paid off.

	The mine operated during 1995 and interest payments were made on the $6 million note. In December of 1995, the major purchaser of the coal from the mine, a utility, canceled the contract. Management of the mine determined to shut down the mine at that time, because a new contract was not likely, and losses at the mine would be significant without a market for the coal. Currently, no payments are being made on the note and the equipment at the mine is being liquidated. Buck Creek Mine has now filed for protection under Chapter 11 of the United States Bankruptcy Code. Carbon Opportunities, L.L.C. as the major creditor of the Mine, expects to receive the mine and its equipment in the Plan of Reorganization in Bankruptcy, which is expected to be a plan of liquidation. Croff Oil Company has elected to treat the payments received so far as repayment on its investment and not as income. Carbon Opportunities, as the secured lender, has filed its claims in bankruptcy and claims a mortgage on virtually all assets of the mine, including the law suit filed against the utility which purchased the coal. Croff expects to receive payments on its investment from the cash in Carbon Opportunities, L.L.C., the litigation against the utility, and the sale of equipment at the mine. At this time, management of the L.L.C. and the mine expect that investors in Carbon Opportunities, L.L.C. will receive a substantial portion or all of their original investment. Management of the Company will continue to monitor this investment and seek to obtain a liquidation of this investment as soon as possible.

	In 1995, the Company also purchased a small interest in the Ash Unit, a pooled oil field in Campbell County, Wyoming. The Company also participated in a small interest in a gas well in Wyoming, and as a royalty owner, in continued development in the Bluebell-Altamont Field.

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

	In 1993, the Company purchased a small stripper field in Medina County, Texas. The Company paid $135,000 in aggregate for this field during 1993 and 1994. The Company entered into an agreement with a local operator in Medina County, Production Resources, Inc., to purchase the production company and the leases, subject to a carved-out production payment to Croff Oil Company. The carved-out production payment is secured by a mortgage on the leases and the equipment. The local operator does not have significant financial resources, so the continued payment of the "Carved out production payment" is dependent on the ability of this operator to stay in business, which is dependent on the price of oil. The Company sold this field in 1996 for $106,000. At the time of the sale the production payments had totaled over $70,000 on the Company's $135,000 investment.

	(c)	Major Customers

	Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1994, 1995 and 1996:


		                         	1994 		1995		1996
	Oil and gas:
ANR Production Company
                        			20.0%		25.3%  *23.7%
Pennzoil Production Company
			                      12.5%		11.9%		11.1%
Oasis Oil Company
			                      16.3%		15.6%		--------
Burlington Resources Oil
and Gas Company	                      --------		--------		10.5%

* Includes Coastal Production Company after 1994.

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

	In addition, various state and local authorities and agencies also impose and regulate environmental and employee concerns pertaining to oil and gas production, such as The Texas Railroad Commission. Often, though not exclusively, compliance with state environmental and employee regulations constitutes an exemption or compliance with federal mandates and regulations.

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

	In 1993, the Company purchased a carved out production payment in Medina County, Texas. This carved out production payment is for a fixed number of barrels, from 200 to 360 barrels per month, for which no operating expenses are charged other than taxes. For this reason, the carved out production payment is similar to an overriding royalty interest rather than a working interest. This carved out production payment was received from approximately 110 wells in Medina County, Texas.

	In 1996, the Company sold its carved-out production payment on these 110 wells in Medina County, Texas. This carved-out production payment operated similarly to a royalty, with the Company receiving 200 barrels a month, without operating expenses. The Company sold this interest because the operator was unable to pay the full production payment and did not have adequate resources to guarantee its performance. The Company sold this interest for approximately $106,000 after owning this interest for approximately three years.

 	As of December 31, 1996, the Company was receiving royalties from approximately 200 producing wells in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah. Royalties were also received from scattered interests in Wyoming, Colorado, New Mexico, and Texas. Oil and gas revenues to the Company, primarily from royalties, were approximately $216,000 in 1996, $196,000 in 1995, $197,000 during 1994, and $201,000 during 1993.
Natural gas income increased in 1996 with increased gas sales from royalties on coal bed methane gas in San Juan County, New Mexico and a new well in Western Colorado. Royalty income is contingent upon market demand, prices, producing capacity, rate of production, and taxes, none of which are in the control of the Company.

     The most important factor to the Company's revenue and profit, is the price of oil and natural gas. Oil prices have fluctuated during the last year with posted prices for sweet oil in Utah ranging from around $17 per barrel in January to a high of around $23 per barrel by the end of the year. Oil prices overall in 1996, were at the high end of a gradual improvement starting in 1994. The market in oil prices, having declined from 1990 to 1993, appears to have turned around, and average oil prices were significantly higher in 1996 than in 1995. Natural gas prices were definitely higher, averaging from $2-$3 per MCF by the final two months of 1996. Natural gas prices averaged $1.86 for the Company in 1996, the average price moving upward the last half of the year. The cold winter of 1995-1996 had depleted storage levels which gave demand a push throughout the year. However, due to the low natural gas prices in the Rocky Mountains, Croff
Oil Company's average price for natural gas was not as high as gas producers in Texas and the Gulf area received.

	(b)	Oil and Gas Working Interests

	During 1996, the Company purchased an interest in the Rentuer well in Campbell County, Wyoming, and in the Jones well in Colorado. Both have been successful gas and oil producers. The Company bid on a number of other properties, but was unsuccessful in purchasing them The Company sold its interest in the Anderson State well in North Dakota and in the Taylor-Ina field in Medina County, Texas. Overall, this increased the Company's cash reserves to approximately $200,000 in March, 1997. The Company is actively seeking additional oil and gas wells with a portion of this cash.

	In 1995, the Company purchased a working interest in the Ash Unit in Campbell County, Wyoming. This is a pooled field which has operating costs equal to about one half of the net revenue. The Company invested primarily in a note secured by a coal mine in 1995 and thus purchased less oil and natural gas leases.

	 In 1994, the Company purchased small working interests in a gas well in New
Mexico; a gas well in Alabama; an oil well in Montana, a gas well in
Oklahoma; and a waterflood in Wyoming in which the Company already had a working interest.  The Company spent an aggregate of less than $25,000 on these purchases.  The remaining cash flow of the Company was spent on acquiring the remaining one-third interest in the producing leases in Medina
County, Texas.  While the Company does not participate in expenses on this lease, it did loan Production Resources, Inc. the sum of $5,500 in order to buy equipment to increae production on this lease.  The  Company recovered this loan in 1996.

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

	In 1991, the Company participated (less than a 1% interest) in the successful drilling of a natural gas well in Utah. In 1990, the Company participated in a rework of a Utah well, and purchased small working interests in 7 wells in North Dakota, Wyoming, and Louisiana. The Company owns an interest in two gas wells in Beaver County, Oklahoma, and owns a working interest in two gas wells in Rio Blanco County, Colorado, one gas well in Washington County, Colorado, and five wells in the Bluebell-Altamont field in Northeastern Utah.

	Except for purchasing a small interest in the drilling of one well in 1991, and another in 1995, the Company has not engaged in drilling activity.  The
Company has participated in the last two years in the reworking of two existing wells, one in Utah and one in North Dakota.  The Company participates in new wells drilled by other operators as a royalty owner.
A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells.

	During 1993 the Company received a royalty interest in four wells drilled in the Bluebell-Altamont field in Utah.

	In 1996, the Company is not involved in any current drilling activity, but may participate in drilling ventures during the next fiscal year.

ESTIMATED PROVED RESERVES,
FUTURE NET REVENUES AND PRESENT VALUES

	The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by management for the fiscal years ending December 31, 1996, 1995 and 1994. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's estimate of proved oil and gas reserves at December 31, 1996, 1995 and 1994.

			Reserve Category

             		Proved		           Proved
              Developed          Undeveloped          Total
             Oil 	 Gas	        Oil     Gas         Oil       Gas
          	(Bbls) (Mcf)       (Bbls)   (Mcf)      (Bbls)    (Mcf)
As of12/31
1994         56,772  167,394    17,047 21,246     73,819   188,640
1995         53,508  204,865    17,047 13,111     70,555   217,976
1996(1)      38,101  265,748    13,011  9,376     51,012   275,124

(1)	The Company sold oil reserves in 1996.

	The estimated future net revenues (using December 31,  prices and costs for each respective year, and the present value of future net revenues
(discounted at 10%) for the Company's proved developed and proved undeveloped oil and gas reserves for the years ended December 31, 1994, 1995, and 1996 are summarized as follows:
									PROVED DEVELOPED       PROVED UNDEVELOPED         TOTAL
						          		 Present   	           Present	              Present
        	Future    Value of    Future    Value of     Future   Value of
         Net 	     Future Net  Net       Future Net   Net      Future Net
         Revenue   Revenue     Revenue   Revenue      Revenue  Revenue
As of12/31
1994    	$843,349  $528,504     $254,226  $200,831   $1,097,465  $729,335
1995    	$866,034  $539,782     $246,791  $196,504   $1,112,824  $736,287
1996	    $942,653  $574,473     $238,347  $191,527   $1,181,000  $766,000

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

	Since December 31, 1995, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and
Exchange Commission.

	Oil and Gas Acreage

	During the last five fiscal years, the Company decreased its holdings in undeveloped oil and gas leases and generally retained its holdings in developed oil and gas leases. The Company's acreage position was relatively static during the fiscal years ending December 31, 1994, 1995 and 1996.

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

	The acreage is concentrated in Utah, Texas, Oklahoma and Alabama and is widely dispersed in Colorado, Montana, New Mexico, North Dakota, and Wyoming.

	COMPANY'S INTEREST IN PRODUCTIVE WELLS
	(Gross and Net)

	The following table shows the Company's interest in productive wells as of December 31, 1996.

		Oil Wells (1)			Gas Wells (2)
		Gross     Net			Gross     Net

		 229	    12.3			 26       .85

(1)	Primarily located in the Bluebell-Altamont field in Northeastern Utah;
These wells include some natural gas production, but are primarily oil wells.


(2)	Primarily located in Rio Blanco and LaPlata Counties, Colorado, Beaver
County, Oklahoma, San Juan County, New Mexico, and Duchesne and Uinta Counties, Utah.

	HISTORICAL PRODUCTION TO COMPANY

	The following table shows approximate net production to the Company of crude oil and natural gas for the years ended December 31,  1993, 1994, and
1995:
	 		                      Crude Oil		Natural Gas
			                       (Barrels)  (Thousands of Cubic Feet)
					                                   MCF
Year Ended Dec. 31, 1994:    	8,823   	30,884
Year Ended Dec. 31, 1995:   	 8,278 		 35,250
Year Ended Dec. 31, 1996:	    5,886    44,938

	There are no delivery commitments with respect to the above production of oil and natural gas, except on wells in which the Company has a royalty interest. The Company is unaware of the circumstances of any delivery commitments on royalty wells.

	AVERAGE SALES PRICE AND COSTS BY GEOGRAPHIC AREA

	The following table shows the approximate average sales price per barrel
(oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues for 1994, 1995 and 1996.

              			                     1994     1995	  1996

 Average sales price per bbl of oil   $15.59  $15.62	$20.38
 Average production cost per bbl      $ 4.62  $ 4.70	$ 5.90
 Average. sales price per Mcf
  of natural gas		                    $ 1.68  $ 1.40 $ 1.86
 Average production cost per
   Mcf of natural gas		               $  .49  $ .47  $  .51

	The average production cost for oil was higher in 1996, when compared to 1995, $5.90 per barrel in 1996 and $ 4.70 per barrel in 1995. The average production cost is dependent on the percent of working interest wells to total production. The Company's sale of a "carved out" production interest which is free of operating expenses in 1996, caused the cost of the remaining oil production to increase. In addition there were workover costs on existing wells in 1996, resulting in the increase in overall production costs per well during the last year.

	The average production cost for natural gas remained stable the last three years, $0.49 in 1994, $0.47 in 1995, and $0.51 in 1996. This was caused by increased sales of natural gas but a slightly higher operating cost, a stable ratio between working interest and royalty wells, resulting in a slightly higher price per MCF.

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

	(d)  Corporate Offices and Employees

	The corporate offices are located at 1675 Broadway, Suite 1030, Denver, Colorado 80202. The Company is not a party to any lease but currently pays $1,400 a month to Jenex Operating Company, which is partially owned by the Company's president, for office space and all office services, including rent, phone, office supplies, secretarial, land, and geology. The Company's office expenses are approximately $17,000 per year. The Company's agreement with Jenex committed it to continuing this office sharing arrangement through 1992. Currentlythe Company is continuing this arrangement on a month-to-month basis. The Company believes this arrangement is below true market rate for equivalent facilities and services.

	The Company currently has five (5) directors. The Company has one part time employee, the President and two assistant secretaries on a contract basis employed at the Company's corporate offices. None of the officers or employees are represented by a union.

(e)  Foreign Operations and Subsidiaries

	The Company has no foreign operations, exports, or subsidiaries.


ITEM 3.  LEGAL PROCEEDINGS

	There are no legal actions of a material nature in which the Company is engaged.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The Company's 1995 annual meeting was held at the Croff Oil Company office in Denver, CO on February 28, 1996. The results of this meeting were reported under Item 4 of the 10-K for the year ending December 31, 1995.
Because the 1995 Shareholders Meeting was delayed until February 28, 1996, the Board determined to hold the next shareholder meeting in the second or third quarter of 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

	On February 28, 1996, the shareholders approved the issuance of the Preferred B stock to be issued to each common shareholder on the basis of one share Preferred B for each share of common stock. The Company in the fourth quarter of 1996 issued all of the Preferred Shares and delivered the Preferred B shares to each of the shareholders for which it had a current address. The Preferred B shares are restricted and tradable only through a clearinghouse held by the Company from December through February of each year. The Company established a bid and ask format, whereby any shareholder could bid and any shareholder send in an ask price for each Preferred B share. In the first bid and ask period, which has just been completed, bids of $.75 were received and asked prices of $.75 and $.90 were received and 13.365 Preferred B shares were traded at $.75 or $.90. All of these transactions are now completed. Certain ask prices of $1.00 per share were refused by the bidders and were not consummated. The next bid and ask period will begin December 1, 1997. Because the stock is restricted and the Company has agreed to act as a clearinghouse for the sales of these Preferred B shares, the Company is acting as its own transfer agent, with respect to these Preferred B shares only. The transactions with respect to the Preferred B shares are discussed in more detail in Part I, Item 1(B), Current Events, on page 4 of this 10K.

	In November, 1991, the Common Stock was reversed split, 1:10, and a trading range of approximately $1.00 bid to $1.10 ask was established and prevailed for approximately four years.  A few transactions were conducted in the over-the-counter market on the electronic bulletin board pink sheets, but the stock was not listed on any exchange and did not qualify to be listed on the NASDAQ exchange.  Therefore, there has been almost no trading in the
Company's securities during the last five years.  The Company has purchased common stock on an unsolicited basis during this period at a price of $1.00-
$1.20 per share and certain limited transaction known to the Company were traded within this same range.  The chart below shows the trading of which the Company is aware during the last three years.

	The trading range for the first quarter of 1997 is shown for Preferred shares and common shares as a guide to the shareholders as to what transactions have either taken place or of which the Company is aware of the bid or ask price. One of the principal reasons for issuance of the Preferred B shares, was to attempt to use the common shares of the Company to grow the Company to a size whereby an active trading market will develop.


	BID RANGE  (1), (2), (3), (4), (5)
	Calendar Quarter        		Bid     		Asked
	1994:
		First Quarter         		$1.10     	$1.20
		Second Quarter	         $1.00     	$1.10
		Third Quarter 		        $1.00     	$1.10
		Fourth Quarter	         $1.00     	$1.10
	1995:
		First Quarter		          $1.00  		 $1.10
		Second Quarter	          $1.00  		 $1.10
		Third Quarter		          $1.00  		 $1.10
		Fourth Quarter	          $1.10  		 $1.20
	1996:
		First Quarter		          $1.10	   	$1.20
		Second Quarter	          $1.10		   $1.20
		Third Quarter		          $1.10		   $1.20
		Fourth Quarter	          $1.10		   $1.20
	1997:
		First Quarter
		Preferred B Shares    	$.75-$.90   $1.00
		Common Shares	           $.75		    $.90

	(1)	Only a few transactions resulting in the transfer of stock took place in 1994, 1995 or 1996.
	(2)	In 1991, the Company tendered for its own 1:10 reverse split shares at
$1.00 per share net to the shareholder.  Approximately 29,000 shares were purchased by the Company.  All prices shown are following the implementation of the reverse split.

	(3)	The Company repurchased approximately 10,000 of its shares for its treasury in 1995 at $1.00 and $1.05 per share from an estate and a bankruptcy trustee.

(4)	The restricted Preferred B shares were first issued in 1996, and trade in a Company sponsored clearinghouse from December-February of each year.

(5)	The Company is not aware of any common stock sales since the issuance of the Preferred B shares, but is aware of bids of $.75 for the common stock separate from the Preferred B shares.

	As of December 31, 1996, there were approximately 1,100 holders of record of
the Company's common stock.   The Company has never paid a dividend and has
no present plan to pay any dividend.


ITEM 6.  SELECTED FINANCIAL DATA

Fiscal Year Ended December 31:
            1992       1993          1994          1995       199
REVENUES
Operations
   Oil and Gas
           $183,171  $201,182     $196,780       $195,834   $216,870
   Other Revenues
           $  6,993 	$  7,606     $  6,139       $  9,596   $ 27,181
Expenses
           $159,670  $166,854     $167,080       $173,919   $170,258
  Net Income
           $ 23,350  $ 42,579     $ 34,183       $ 31,511   $ 73,793
  Per Common Share
           $    .04  $    .08     $    .06       $    .06	  $    .14
Working capital
           $ 50,723  $ 74,934     $ 74,401       $ 26,457   $226,367
Long-term debt
                	--       	--           --            	--         --
Total assets
           $356,486  $402,414     $430,327       $505,018   $515,704
Stockholders'
 equity
           $342,199  $384,673     $418,856       $440,527   $510,880
Dividends per share
              NONE     NONE        NONE            NONE     	NONE


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

	(a)	Results of Operations

	Oil and gas sales for the fiscal year ended December 31, 1996, increased from $195,834 in 1995 to $216,870 in 1996. This increase was due to higher prices for both natural gas and oil and higher gas sales which were offset somewhat by lower oil production. Gas sales increased primarily from a new well in western Colorado and increased sales from coal seam gas in New
Mexico. Oil sales decreased due to the sale of the Taylor-Ina properties in Medina County, Texas, and the Anderson-State well in North Dakota. The purchased interest in the Rentuer well in Wyoming produces primarily natural gas.

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

	Oil prices in 1996 benefited from a cold winter that caused heating oil to rise carrying crude prices upward. Then prices firmed up at the higher levels and increased again at the end of the year. The shortage of oil in Western Colorado and Eastern Utah has resulted in a premium price for much of this oil. Natural gas prices benefited from the cold winter which drew down storage levels. An actual or perceived shortage of natural gas during November, 1996, through February, 1997, resulted in a price leve. of $3-$4 an MCF during this period. Overall the average price for the year approached
$2 per MCF for the first time in many years. Natural Gas has risen to about 40% of total oil and gas revenues and oil revenues are now about 60%.

	Oil prices in 1995 rose, then fell, then rose again at the end of the year resulting in an overall increase of about $1.00 per barrel. Natural gas prices were lower during the first half of 1995, and then began to rise.
During the last half of the year, natural gas prices rose from around $1.20
MCF to about $1.70/MCF. Because some of Croff's natural gas production had been locked in at higher prices due to previous contracts, only a portion of Croff's natural gas production benefited because of this increase. The natural gas production for Croff was higher with the increase in coal seam gas which has been a lower priced product.

	Operating expenses in the fiscal year ending December 31, 1996, were $58,356 compared to $55,584 in 1995.  This small increase was due to two more working interest wells and increased expenses on several of the older wells.
Generally the company is able to purchase working interests in wells, which have lease operating expenses, at better prices than royalty interests which do not have operating expenses, so management expects lease operating expenses to increase.

	Operating costs increased from $51,983 in 1994 to $55,584 in 1995. This increase in lease operating expenses was due to higher costs in some of the Utah fields where Coastal completed workovers on wells acquired from Linmar Petroleum Company. The overall strategy of the Company in using its cash flow to purchase interests in oil and gas properties has resulted in gradual increases in total oil and gas production. The Company has sold or abandoned its interest in wells with high operational costs, as a percent of revenues.

	General and administrative expenses increased in the fiscal year ended December 31, 1996, to $73,673 from $66,698 in 1995. This increase was due to a higher legal, accounting and administrative expense incurred in designing, authorizing, and delivering the new capital structure of the Company including the Preferred B shares which were issued in 1996. Other income also increased due to higher interest being paid on the Company's higher cash balances, and profits on sales of oil and gas properties.

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

	Last year we stated that the Company's liquidity would be dependent on finding acquisitions which would use up cash. Obviously, we have not been too successful as the Company's current assets increased from $90,948 at year end 1995, to $231,191 at December 31, 1996. The Company's current liabilities decreased from $64,491 to $4,824 as the Company paid off its bank note and paid down payables. The Company's current ratio is now 48:1. Management of the Company determined that it was advantageous to the Company to accumulate cash while it was negotiating to acquire private companies which may wish to go public and might need cash. The Company now is seeking oil and gas properties to purchase for cash.

	The Company increased its current assets in 1995 to $90,948. However, its current liabilities increased from $11,471 to $64,491 due to investing in the promissory note secured by the coal mine in Indiana. The Company accumulated cash in order to pay off this note, which was paid off on March 1, 1996.
Thus while the current ratio of the Company at the end of December, 1995 was approximately 3:2, the current ratio in early 1996 was approximately 3:1.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See index to financial statements, financial statement schedules, and supplemental information, beginning with Page 22 (F-l) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	(a)(b)(c)  Identification of Directors, Officer and Significant Employees.

	The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H.
Mandel, Edwin W. Peiker, and Julian D. Jensen.  Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified.  The following is provided with respect to each officer and director of the Company as of March 1, 1997.

GERALD L. JENSEN, 57, PRESIDENT AND DIRECTOR.

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

RICHARD H. MANDEL, JR., 67, DIRECTOR.

	Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and gas producing company in Denver, Colorado.
From 1977 to 1984, he was President of Universal Drilling Co., Denver,
Colorado. Since May 1988, he has been a Board Member of Richmond Exploration Company. Since July 1994, he has been a Board Member of Wichita River Oil Company.


DILWORTH A. NEBEKER, 56, DIRECTOR.

	Mr. Nebeker served as President of Croff from September 2, 1983 to June 24,
1985, and has been a director of Croff since December, 1981.  He has been a lawyer in private practice for the past ten years.  Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to
1978.  He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.

EDWIN W. PEIKER, JR., 65, DIRECTOR AND SECRETARY.

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

JULIAN D. JENSEN, 49, DIRECTOR

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


ITEM 11.  EXECUTIVE COMPENSATION

	(a)  Remuneration

	During the fiscal year ended December 31, 1996, there were no officers, employees or directors whose total cash or other remuneration exceeded
$60,000.

Summary Compensation Table
1996 Compensation of C.E.O. (1)
														                               Total All
Salary	   Bonus     Other     Stock Options  Compensations
$48,000      	0      	0         		0       	   $48,000
per annum

(1) Gerald L. Jensen is employed part time as the President and C.E.O. of Croff Oil Company.

	Directors, excluding the President, are not paid a set salary by the Company, but are paid $250 for each half-day board meeting and $350 for each full-day board meeting.


	(b)  Proposed Remuneration

	During the current fiscal year, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $450 for a full day meeting.

	Based on the current remuneration, for the fiscal year ending December 31, 1997, no officer or director shall receive total cash remuneration in excess of $60,000.

	(c)  Options, Warrants or Rights

	Directors were authorized and issued stock warrants in 1991, that essentially provide each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant is for 20,000 shares.

	The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. The expiration date of the warrants is December 31, 1999. No stock options were granted in the fiscal year ending December 31, 1996.

	The chart below sets out the terms and value of the above warrants to all officers and directors, none of which have been exercised.

Officers and Directors Warrants and Compensation (1996)

   Warrant to  Termination  Exercise  Current Value   Director
          Buy  	  Date        Price     (Estimated) (1)	Comp-
                                                      ensation
Directors excluding
President:

10,000 Shares    12/31/99  $ 1.00     $  5,000	        $     500

President:

20,000 Shares    12/31/99   $ 1.00    $ 10,000          $48,000


	(1)	Current stock price $.75-$.90 for Preferred B shares and $.75 for common shares for a total estimated value of $1.50.  Warrant value estimated at current value of both shares over option price of $1.00 per share.  There is no market for warrants and extremely limited market for stock.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	(a)(b)  Security Ownership of Certain Beneficial Owners and
         	Management

	The following table sets forth the beneficial ownership of Common Stock of the Company as of December 31, 1996, by (a) each person who owned of record, or beneficially, more than five (5%) percent of the Company's $0.10 par value common stock, its only class of outstanding voting securities, and (b) each director and nominee and all directors and officers as a group.

                 		    	   Shares			               Percentage of
  	                   		   Beneficially    	       	Class of
                           Owned	            		         Stock
Jensen Development Company
1675 Broadway, Suite 1030
Denver, Colorado 80202  			132,130 (1) 	            	25.58%

Gerald L. Jensen
1675 Broadway, Suite 1030
Denver, CO 80202         			71,215 (2)	   	          13.27%

Edwin W. Peiker, Jr.
550 Ord Drive
Boulder, CO  80401          14,000 (2)           		  2.66%

Dilworth A. Nebeker
201 East Figueroa Street
Santa Barbara, CA  93101    11,300 (2)       	    	2.15%

Richard H. Mandel, Jr.
3333 E. Florida #94
Denver, Colorado  80210     10,100 (2)	           	1.92%

Julian D. Jensen
South State Street, Suite 380
Salt Lake City, Utah  84111
                            46,532 (2)(3)   	        8.84%

Directors as a Group			    285,277	               	 49.48%


(1)	Jensen Development Company is wholly owned by Gerald L. Jensen.

(2)	Includes a warrant to purchase 10,000 shares of the Company's stock at
$1.00 per share, expiring December 1999. Mr. Gerald Jensen's warrant is for 20,000 shares. None of the warrants have been exercised.

(3)	Includes shares held in Jensen Family Trust (31,532) in which Julian D.
Jensen is the Trustee and approximate 43% beneficial owner. Mr. Gerald L. Jensen holds an approximate 38% beneficial interest in these Trusts.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Company currently is in an office sharing arrangement with Jenex Corporation, hereafter "Jenex", a company in which the President, Gerald L. Jensen, is a 50% shareholder. Jenex provides offices, phone, office supplies, photocopier, fax, and all normal and customary office services.
In addition, the Company shares two assistant secretaries who are paid by Jenex. Jenex also provides assistance from a geologist. Croff currently reimburses Jenex $1,400 per month for all of these expenses. This fee is duce the Company's overhead. The Company is currently continuing this arrangement on a month-to-month basis. In the opinion of management, the amounts paid by Croff to Jenex for the personnel, office, equipment use, and other services is below the cost for such items if independently obtained.

	The Company retains the legal services of Jensen, Duffin, Carman, Dibb & Jackson. Julian Jensen, a director, as a professional corporation, is part of this association. Legal fees paid to this law firm for the years ending 1996, 1995 and 1994 are, respectively, $4,398, $2,222, and $370.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	(a)(1)	Financial Statements.  See index to financial statements, financial statement schedules, and supplemental information as referenced in Part II,
Item 8, and the financial index on Page F-1 hereof.  These reports are attached as Exhibits and are incorporated herein.

	(b)  Reports on Form 8-K

Report submitted: 	June 3, 1996-Copy attached
Report submitted: 	December 6, 1996-Copy attached

	(c)  Exhibit Index

	I.	Report of Independent Certified Public Accountants

	II.	Proxy Statement for Meeting on February 28, 1996

	III.	Sale of Taylor Ina Properties, Agreements

	IV.	Question and Answer Sheet for Shareholders

	V.	Copy of Preferred B certificate

	S I G N A T U R E S


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						REGISTRANT:
	CROFF OIL COMPANY



Date: March 27, 1997	        By: Gerald L. Jensen, President,
			               Chief Executive Officer


Date: March 27, 1997	         By: M. Ward Smith
                              Chief Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: March 27, 1997		            By:/S/
				                              Gerald L. Jensen, President


Date: March 27, 1997		            By:/S/
                              				Richard H. Mandel, Jr.,Director


Date: March 27, 1997		            By:/S/
				                              Edwin W. Peiker, Jr.,Director


Date: March 27, 1997	            	By:/S/
		                              		Dilworth A. Nebeker,Director


Date: March 27, 1997		            By:/S/
			                              	Julian D. Jensen, Director




                     CROFF ENTERPRISES, INC.
                    (Formerly Croff Oil Company)

              INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                    AND SUPPLEMENTAL INFORMATION

                                                         Page Number

I.   Financial Statements

     Report of Independent Certified Public Accountants. . . . . .						F-2

     Balance Sheet - December 31, 1995 and 1996. . . . . . . . . .						F-3

     Income Statement - Years ended December 31, 1994,
       1995 and 1996 . . . . . . . . . . . . . . . . . . .  F-5

     Statement of Stockholders' Equity - Years ended
       December 31, 1994, 1995 and 1996. . . ..F-6

     Statement of Cash Flows - Years ended December 31,
       1994, 1995 and 1996 . . . . . . . . . . . . . .  F-7

     Notes to Financial Statements . . . . . . . . . F-9

II.  Supplemental Information - Disclosures about Oil and
       Gas Producing Activities - Unaudited. . . F-14

                                 F-1
         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Croff Enterprises, Inc.


We have audited the balance sheet of Croff Enterprises, Inc. (formerly Croff Oil Company) at December 31, 1995 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on them based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Denver, Colorado
February 14, 1997    CAUSEY DEMGEN & MOORE INC.

                                 F-2


                       CROFF ENTERPRISES, INC.
                    (Formerly Croff Oil Company)

                            BALANCE SHEET

                     December 31, 1995 and 1996


                               ASSETS

                                                        1995         1996
Current assets:
  Cash, including interest bearing
    accounts of $28,051 (1995) and
    $181,157 (1996)
                                       			            $ 37,933     $184,565
  Marketable equity securities
		                                                      15,500       10,500
  Accounts receivable:
    Oil and gas purchasers
		                                                      28,425       31,764
    Refundable income taxes
		                                                       4,290        4,362
  Note receivable
	                                                        4,800            -

        Total current assets                             90,948      231,191

Property and equipment, at cost:
  Oil and gas properties, successful
    efforts method:
      Proved properties
                            		                           457,874      329,700
      Unproved properties
		                                                       110,051      101,901

                                                         567,925      431,601

  Less accumulated depletion and
    depreciation
                             		                         (249,154)    (229,621)

        Net property and equipment
                                 			                     318,771      201,980

Coal investment (Note 2)
                        		                                95,299       82,533

                                                        $505,018     $515,704

                       See accompanying notes.
                                 F-3
                       CROFF ENTERPRISES, INC.
                    (Formerly Croff Oil Company)

                            BALANCE SHEET

                     December 31, 1995 and 1996


       LIABILITIES AND STOCKHOLDERS' EQUITY

                                            1995         1996
Current liabilities:
  Accounts payable
		                                        $ 10,829     $  3,164
  Accrued liabilities
		                                            3,662        1,660
  Note payable (Note 2)
		                                            50,000            -

      Total current liabilities
	             		                              64,491        4,824

Commitments (Notes 2 and 4)

Stockholders' equity (Note 5):
  Class A preferred stock, no par
    value; 5,000,000 shares author-
    ized, none issued                            -            -
  Class B preferred stock, no par
    value; 520,000 shares authorized,
    516,505 shares issued and out-
    standing                                     -      233,744
  Common stock, $.10 par value;
    20,000,000 shares authorized,
    579,143 shares issued
			                                              57,914       57,914
  Capital in excess of par value
                              				               909,983      672,799
  Accumulated deficit                           (444,724)    (370,931)

                                                 523,173      593,526
  Less treasury stock at cost,
    62,628 shares
                              				               (82,646)     (82,646)

      Total stockholders' equity
                     			                           440,527      510,880

                                                   $505,018     $515,704

                       See accompanying notes.
                                 F-4
                        CROFF ENTERPRISES, INC.
                     (Formerly Croff Oil Company)

                        STATEMENT OF OPERATIONS

         For the Years Ended December 31, 1994, 1995 and 1996


                                           1994       1995       1996
Revenue:
  Oil and gas sales (Note 8)
                        		               $196,780   $195,834   $216,870
  Gain (loss) on disposal of oil and
    gas properties
	                                          (1,656)     5,289     19,678
  Other income
              	                              6,139      4,307      7,503

      Total revenue
                 	                          201,263    205,430    244,051

Costs and expenses:
  Lease operating expense
                        		                   51,983     55,584     58,356
  General and administrative
    (Note 3)
	                                            65,815     66,698     73,673
  Rent expense - related party
    (Note 4)
	                                            16,800     16,800     16,800
  Depreciation and depletion
		                                           32,482     30,245     20,759
  Interest
		                                                -      4,592        670

      Total costs and expenses
                                			          167,080    173,919    170,258

Net income (Note 6)
           	                                $ 34,183   $ 31,511   $ 73,793

Net income per common share (Note 7)

                                			          $    .06   $    .06   $    .14
                        See accompanying notes.
                                  F-5
                                        CROFF ENTERPRISES, INC.
                                     (Formerly Croff Oil Company)

          STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 1994, 1995 and 1996

                                        Capital in     Treasury      Accum-
Preferred stock       Common Stock     excess of       stock          ulated
            						   			               par value                     deficit
 Shares |Amount    Shares | Amount

Balance,
Dec 31, 1993
      - $      -     579,143  $57,914    $909,983   $(72,806) $(510,418)

Net income
for the year
ended
December 31, 1994
       -        -        -        -           -        -            34,183

Balance,
December 31, 1994
        -        - 579,143     57,914       909,983      (72,806)   (476,235)

Purchase of 9,840
shares of
treasury stock
         -        -  -               -            -       (9,840)          -

 Net income for
the year ended
December 31, 1995
         -        -           -             -      -        -          31,511

Balance,
December 31, 1995
        -        -  579,143    57,914        909,983     (82,646)    (444,724)

Issuance of
preferred
stock
(Note 5)
516,505  233,744       -         -             (233,744)      -           -

  Costs of issuance of
    preferred stock
        -        -    -              -          (3,440)      -           -

 Net income
  for the year ended
  December 31, 1996
          -        -   -              -         -             -      73,793

Balance,
Dec 31, 1996
516,505 $233,744   579,143  $57,914      $672,799     $(82,646)   $(370,931)




                                        See accompanying notes.
                                                  F-6
                         CROFF ENTERPRISES, INC.
                      (Formerly Croff Oil Company)

                         STATEMENT OF CASH FLOWS

          For the Years Ended December 31, 1994, 1995 and 1996


                                                 1994       1995       1996

Cash flows from operating activities:
  Net income                                 $ 34,183   $ 31,511   $ 73,793
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and depletion
			                                            32,482     30,245     20,759
      Loss (gain) on disposal of
        properties
		                                              1,656     (5,289)   (19,678)
      Loss (gain) on marketable equity
        securities
	                                               4,250        (60)    (3,012)
      Bad debt expense
		                                              3,000          -          -
      Change in assets and liabilities:
        Decrease (increase) in accounts
          receivable
                                                3,558      4,022     (3,411)
        Decrease in accounts payable
 			                                           (5,046)      (105)    (7,665)
        Increase (decrease) in accrued
          liabilities                         (1,224)     3,125     (2,002)

            Total adjustments                  38,676     31,938    (15,009)

  Net cash provided by operating activities
                               			             72,859     63,449     58,784

Cash flows from investing activities:
  Note receivable
                  		                           (5,500)       700      4,800
  Proceeds from sale and leases of
    property
                                                  1,500     11,285    131,585
  Purchase of oil and gas interests
                                               (70,354)   (10,557)   (15,875)
  Proceeds from sale of marketable
    equity securities
                                                   -      8,810      8,012
  Purchase of coal investment
                                                    -   (100,000)         -
  Distributions from coal investment
                                                    -      4,701     12,766

  Net cash provided by (used in)
    investing activities
                                 			            (74,354)   (85,061)   141,288

Cash flows from financing activities:
  Purchase of treasury stock
                          			                         -     (9,840)         -
  Proceeds from note payable
			                                                   -     50,000          -
  Repayment of note payable
			                                                   -          -    (50,000)
  Cost of issuance of preferred stock
				                                                  -          -     (3,440)

  Net cash provided by (used in)
    financing activities
                                       				            -     40,160    (53,440)

                      (Continued on following page)
                         See accompanying notes.
                                   F-7
                         CROFF ENTERPRISES, INC.
                      (Formerly Croff Oil Company)

                         STATEMENT OF CASH FLOWS

          For the Years Ended December 31, 1994, 1995 and 1996


                     (Continued from preceding page)

                                                 1994       1995       1996

Increase (decrease) in cash
                         		                      (1,495)    18,548    146,632

Cash at beginning of year
                          		                     20,880     19,385     37,933

Cash at end of year
                             		                 $ 19,385   $ 37,933   $184,565

Supplemental disclosure of cash information:

  During the years ended December 31, 1994, 1995 and 1996, the Company paid cash for interest in the amount of $0, $4,138 and $1,115, respectively.

                         See accompanying notes.
                                   F-8
                      CROFF ENTERPRISES, INC.
                   (Formerly Croff Oil Company)

                   NOTES TO FINANCIAL STATEMENTS

                 December 31, 1994, 1995 and 1996


1.   Summary of significant accounting policies

  Croff Enterprises, Inc. (formerly Croff Oil Company) (the Company) is engaged primarily in the business of oil and gas exploration and development, primarily through ownership of perpetual mineral interests and acquisition of oil and gas leases. The Company's stockholders approved the name change from Croff Oil Company to Croff Enterprises, Inc. in February, 1996.

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

  Fair value of financial instruments:

  The carrying amount of cash and cash equivalents is assumed to approximate fair value because of the short maturities of those instruments.

  Marketable equity securities:

  The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which provides for reporting certain equity securities at fair value, with unrealized gains and losses included in earnings. The aggregate cost of marketable equity securities at December 31, 1995 and 1996 was $8,590 and $4,295, respectively.

  Accounts receivable:

  The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

                                  F-9
                      CROFF ENTERPRISES, INC.
                   (Formerly Croff Oil Company)

                   NOTES TO FINANCIAL STATEMENTS

                 December 31, 1994, 1995 and 1996


1.   Summary of significant accounting policies (continued)

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

  Geological and geophysical costs and the costs of carrying and retaining undeveloped properties (including delay rentals) are expensed as incurred. Capitalized costs are amortized on a units-of- production method based on estimates of proved developed reserves.

  Income taxes:

  The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided using a liability approach based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

  Coal investment:

  The investment is recorded at cost. Revenues and distributions are recorded using the cost recovery method (see Note 2).

  Cash equivalents:

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentrations of credit risk:

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At times during the year, the balance at any one financial institution may exceed FDIC limits. At December 31, 1996, the Company had cash reserves of $174,742 in a money market account at a brokerage firm.

                                 F-10
                      CROFF ENTERPRISES, INC.
                   (Formerly Croff Oil Company)

                   NOTES TO FINANCIAL STATEMENTS

                 December 31, 1994, 1995 and 1996


2.   Coal investment

  In March 1995, the Company purchased a 2% interest in a limited liability company (LLC) in exchange for $100,000, $50,000 of which was borrowed by the Company pursuant to a one year 10.5% bank loan, guaranteed by the Company' president. The loan was repaid during 1996. The LLC acquired a mortgage note on a coal mine in Indiana, and the Company had an option to acquire a 2% interest in the mine for a nominal payment.

  In December 1995, the major purchaser of coal from the mine, a utility, canceled the contract. In January 1996, creditors of the coal mine filed an involuntary petition under Chapter 7 of the Bankruptcy Code which, upon motion of the mining company was converted to a case under Chapter 11 of the Bankruptcy Code. The operations at the mine have subsequently been shut down and assets are being liquidated. Based upon an analysis of available assets, the Company believes that an impairment of the recorded asset is not indicated.

3.   Related party transactions

  The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 1994, 1995 and 1996 amounted to $370, $2,222 and $4,398, respectively.

4.   Operating lease commitments

  The Company has a month-to-month agreement with an affiliated company to provide for office services and sublease office space for $1,400 per month.

5.   Stockholders' equity

  On November 1, 1991, the Company's shareholders approved the issuance of warrants to purchase 60,000 shares of the Company's common stock at $1.00 per share to members of the Company's Board of Directors. During 1995, the warrants were extended and are exercisable at any time through December 31, 1999. The warrants must be exercised for not less than 5,000 shares at any time of exercise. As of December 31, 1996, no warrants have been exercised.

On February28, 1996, the shareholders of teh Company approved the creation of 5,000,000 authorized Class A Preferred shares and 520,000 authorized Special Class B Preferred shares.

The Class A preferred stock was authroized for possible future capitalization and funding purposes of the Company and has not yet been designated as voting or non-voting. Presently, there are no plans or intentions to issue these shares.

The Class B preferred stock was authorized to protect the existing perpetual mineral interests and other oil and gas assets of the Company for the benefit of existing stockholders while the Company pursues other business ventures. In October 1996, the Company issued to its common shareholders one share of Class B preferred stock for every share of common stock held which totaled 516,505 shares. The Class B preferred stock has no par value and limited voting privileges. The Class B preferred stockholders are entitled exclusively to all dividends, distributions, and other income which are based directly or indirectly on the oil and natural gas assets of the Company. In addition, in the event of liquidation, distribution or sale of the Company, the Class B preferred stockholders have an exclusive preference to the net asset value of the natural gas and oil assets over all other classes jof common and preferred stockholders.


                                 F-11
                      CROFF ENTERPRISES, INC.
                   (Formerly Croff Oil Company)

                   NOTES TO FINANCIAL STATEMENTS

                 December 31, 1994, 1995 and 1996


5.   Stockholders' equity (continued)

                                   1994             1995              ve
preference to the net asset v
preferred stockholders.

  The value of the Class B preferred shares was based on the book value of the oil and gas assets at December 31, 1996.

6.   Income taxes

  At December 31, 1996, the Company had net operating loss carry-forwards of approximately $496,000, which, if not used, will expire as follows:

             Year of expiration                       Amount
                  1998                             $ 49,000
                  2000             	               447,000

                                                    $496,000

                                 F-12
                      CROFF ENTERPRISES, INC.
                   (Formerly Croff Oil Company)

                   NOTES TO FINANCIAL STATEMENTS

                 December 31, 1994, 1995 and 1996


6.  Income taxes (continued)

  In addition, the Company has a depletion carryover of approximately $512,000 which has no expiration date.

  The Company did not record an income tax provision for the years ended December 31, 1994, 1995 and 1996 due to the utilization of a tax loss carryforward for each of the years. The recognized tax benefit of the utilized carryforward was $7,500, $8,400 and $15,600 for each of the years ended December 31, 1994, 1995 and 1996, respectively. The Company has a financial statement loss carryover of approximately $371,000 remaining at December 31, 1996. The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs. Income tax credit carrovers for financial and tax purposes approximate $2,700 from pre-1986 transactions.

As of December 31, 1995 and 1996, total deferred tax assets, liabilities and valuation allowance are as follows:

                                      1995              1996
Deferred tax assets resulting from loss
 carryforwards                      $205,000          $185,000
Deferred tax liabilities             (44,000)          (47,000)
Valuation allowance                 (161,000)         (138,000)

                                    $      -            $      -

7.  Income per common share

  Income per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately
526,000 shares in 1994, 521,000 shares in 1995, and 517,000 shares in 1996.

8.  Major customers

  Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1994, 1995 and 1996:

                           1994               1995              1996
        Oil and gas:
          Customer A         20.0%            25.3%            23.7%
          Customer B         12.5%             11.9%           11.1%
          Customer C         16.3%             15.6%                *
          Customer D          *                *                10.5%

    * - less than 10%

                                 F-13
                       CROFF ENTERPRISES, INC.
                    (Formerly Croff Oil Company)

 SUPPLEMENTAL INFORMATION - DISCLOSURES
 ABOUT OIL AND GAS PRODUCING ACTIVITIES - 				UNAUDITED


In November, 1982, the Financial Accounting Standards Board issued and the SEC adopted Statement of Financial Accounting Standards No. 69 (SFAS 69) "Disclosures about Oil and Gas Producing Activities". SFAS 69 requires that certain disclosures be made as supplementary information by oil and gas producers whose financial statements are filed with the SEC. These disclosures are based upon estimates of proved reserves and related valuations by the Company. No attempt is made in this presentation to measure reserves and costs.

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

4. A provision is made for income taxes based upon year-end statutory rates. Consideration is made for the tax basis of the property and permanent differences and tax credits relating to proved reserves. The tax computation is based upon future net cash inflow of oil and gas production and does not contemplate a tax effect for interest income and expense or general andadministrative costs.

5. The resulting future net revenue streams are reduced to present value amounts by applying a 10% discount factor.

                                F-14
                       CROFF ENTERPRISES, INC.
                    (Formerly Croff Oil Company)

  SUPPLEMENTAL INFORMATION - DISCLOSURES
   ABOUT OIL AND GAS PRODUCING ACTIVITIES - 				UNAUDITED


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

Oil prices

During the year ended December 31, 1996, crude oil prices and natural gas prices increased. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.


                                F-15
                       CROFF ENTERPRISES, INC.
                    (Formerly Croff Oil Company)

  SUPPLEMENTAL INFORMATION - DISCLOSURES
   ABOUT OIL AND GAS PRODUCING ACTIVITIES - 				UNAUDITED

           RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities excluding capital expenditures, corporate overhead and interest costs, are as follows for the years ended December 31, 1994, 1995 and 1996:

                               1994                1995                1996

  Revenues
                                $196,780         $195,834            $216,870

  Lease operating costs
          	                    51,983              55,584              58,356
  Depletion, depreciation, and
    amortization
                                32,482              30,245              20,759

                                84,465              85,829              79,115

Income tax expense                 -                   -                   -


  Results of operations from
    producing activities (excluding
    corporate overhead and
    interest expense)
                              $112,315            $110,005            $137,755



                                F-16
         STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

                                                 Year ended December 31,
                                          1994          1995           1996

Future cash inflows
                                       			$1,465,000  $1,480,000  $1,540,000
Future production and development
  costs
			                                        (368,000)   (367,000)   (359,000)

                                           1,097,000   1,113,000   1,181,000

Future income tax expense
                       			             -                  -                 -

Future net cash flows
                                     			    1,097,000   1,113,000   1,181,000

10% annual discount for estimated
  timing of cash flows
               	                            (367,000)   (377,000)   (415,000)

    Standardized measure of dis-
      counted future net cash
               flows                       $  730,000  $  736,000  $  766,000

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance
                                          $  670,000  $  730,000  $  736,000

Evaluation of proved undeveloped
  reserves, net of future produc-
  tion and development costs
		                                           18,000       6,000      (5,000)
Purchase of proved reserves
		                                            70,000      10,000      16,000
Sales and transfer of oil and gas
  produced, net of production
  costs
                                           (145,000)   (140,000)   (264,000)
Net increase (decrease) in
  prices and costs
                                             51,500      81,000     204,000
Extensions and discoveries
		                                           16,500       7,000      74,000
Revisions of previous quantity
  estimates
                                                -      36,000      (7,000)
Accretion of discount
	                                            49,000       6,000      12,000
Net change in income taxes
                                                -           -           -
Other                                           -           -           -

             Ending balance                $  730,000  $  736,000  $ 766,000


                                 F-17
                 PROVED OIL AND GAS RESERVE QUANTITIES
                    (All within the United States)

                                                   Oil reserves  Gas reserves
                                                      (bbls.)       (Mcf.)

Balance, December 31, 1993                            77,618       178,321

  Revisions of previous estimates                       -             -
  Purchase of reserves                                  3,980        31,400
  Extensions, discoveries and
    other additions                                    1,044         9,803
  Production                                          (8,823)      (30,884)

Balance, December 31, 1994                             73,819       188,640

  Revisions of previous estimates                       2,514        36,000
  Purchase of reserves                                  2,500             -
  Extension, discoveries and
    other additions                                        -          28,586
  Production                                            (8,278)      (35,250)

Balance, December 31, 1995                               70,555       217,976

  Revisions of previous estimates                       (2,493)       23,148
  Purchase of reserves                                     700        26,000
  Extensions, discoveries and
    other additions                                        550        54,000
  Sale of reserves                                     (18,300)      (46,000)

Balance, December 31, 1996                              51,012       275,124

Proved developed reserves
  December 31, 1994                                      56,772       167,394
  December 31, 1995                                      53,508       204,865
  December 31, 1996                                      38,101       265,748

Costs incurred in oil and gas producing activities for the years ended December 31, 1994, 1995 and 1996 are as follows:


                                1994                1995                1996
Property acquisition, exploration
 and development costs capitalized
                       		     $70,354             $10,557             $15,875
Production costs
                              51,983              55,584              58,356
Depletion and depreciation
                              32,482              30,245              20,759


                                F-18

PROXY STATEMENT

                             CROFF OIL COMPANY

                    1995 ANNUAL MEETING OF SHAREHOLDERS

                             February 28, 1996

        THIS PROXY STATEMENT IS BEING MAILED TO SHAREHOLDERS OF RECORD IN CONNECTION WITH THE SOLICITATION OF THEIR VOTE BY THE BOARD OF DIRECTORS OF CROFF OIL COMPANY (the Company) with regard to the Annual Meeting to be held on February 28, 1996 at 10:00 a.m. at 1433 Seventeenth Street, Suite 220, Denver, Colorado 80202, Telephone: (303) 297-3383. This Proxy Statement should be reviewed in connection with the enclosed copy of the Annual Report filed on SEC Form 10-K dated December 31, 1994, and the most recent 10-Q unaudited report for the quarter ending September 30, 1995.
        VARIOUS ITEMS OF IMPORTANT INFORMATION AND ACCOUNTING FOR THE COMPANY RELATED TO THIS PROXY STATEMENT ARE SET-OUT IN THE ENCLOSED ANNUAL REPORT ON FORM 10-K OR THE MOST RECENT QUARTERLY REPORT ON FORM 10-Q. SUCH DETAILED INFORMATION MAY BE RELEVANT IN REVIEWING THIS PROXY STATEMENT, BUT IS NOT REPEATED IN THIS DOCUMENT. ACCORDINGLY, EACH SHAREHOLDER SHOULD REFER TO THE FORMS 10-K & 10-Q BEFORE COMPLETING THEIR PROXY BALLOT.
        Proxies voted in accordance with the accompanying ballot form which are properly executed and received by the Secretary to the Company prior to the Annual Meeting will be voted.
                           Revocability of Proxy
        A shareholder returning the enclosed proxy ballot has the power to revoke it at any time before it is exercised and may do so by written notice to the Secretary of the Company at the address set forth above, effective upon receipt of such written notice, or by voting in person at the Annual Meeting. Attendance at the Annual Meeting, in and of itself, will not constitute revocation of a proxy.
                             Voting Securities
        The record date for the determination of shareholders entitled to vote at the Annual Meeting is the close of business on December 31, 1995. There were issued, outstanding and entitled to vote on such date approximately 516,515 shares of the 20,000,000 authorized shares. The Company has only one class of Common Shares, each of which is entitled to one vote. The Company does not have cumulative voting. Accordingly, each shareholder may vote all of his shares on each separate ballot proposal. The Company will bear all costs of this proxy solicitation.
        Shares entitled to vote will be determined based upon the official shareholder record of December 31, 1996. Actual votes cast will be determined by the physical counting of votes in person or proxy by the inspector of elections to be appointed prior to the meeting by the Board of Directors. Any dispute as to votes or entitlement to vote will be decided by majority vote of the Board of Directors. Abstentions and broker non-votes will not be counted for either quorum or ballot purposes.
        As to each item to be voted upon in this Proxy, a numerical majority of the issued and outstanding shares must be present or voted by Proxy at the meeting (258,258 shares, or as otherwise determined by the inspector of elections at the time of meeting). Each proposal to be voted upon will only be adopted by a majority vote of shares voted at the meeting, provided a quorum is present. That is, each item will be adopted by an affirmative vote of not less than 129,129 shares, or a greater majority of those shares present as otherwise determined by the inspector of elections.
        There are no matters to be voted upon as described by this Proxy upon which management will proceed absent majority shareholder approval as described above.
        The Company knows of no person or group, except the following, which, as of the date of this Proxy Statement, beneficially owns and has the right to vote more than 5% of the Company's Common Stock:


Names and Address of     Shares Beneficially Owned     Percent of Class
  Beneficial Owner
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

                    SUMMARY INFORMATION AS TO DIRECTORS

                                            Number of
                                            Shares        Percentage of
               Director                     (Beneficial   Issued and
NAME           Since         Compensation   and Legal)    Outstanding

Gerald L.      1985	    Salary as      203,345       38.13%
 Jensen (1)                  President:     (See          (See
                             $48,000 - No   Principal     Principal
			    Benefits -     Shareholder   Shareholder
			    No Director    Chart, 	Chart,
			    Compensation   above)	above)
			    (See Below)

Dilworth       1981	    Normal         11,300        2.11%
 Nebeker (2)                 Director
			    Stipend Only
			    (See Below)

Richard        1985	    Normal         10,100	1.88%
 Mandel (2)   		    Director
			    Sipend Only
			    (See Below)

Edwin          1985	    Normal	  14,000		2.61%
 Peiker, Jr (2)		    Director
			    Stipend Only
			    (See Below)

Julian D.      1990	    Normal         46,532	8.68%
 Jensen (2) & (3)	    Director 	  (See
			    Stipend Only	  Principal
			    (See Below)    Shareholder
					  Chart, above)

	(1) Includes shares held by Jensen Development Corporation (132,130) as wholly owned by Gerald L. Jensen.

	(2)    Includes warrant expiring December 31, 1998 to acquire 10,000 shares by each Director, except Gerald L. Jensen, who holds a warrant for
        20,000 shares.  No warrant has been exercised to date.  Warrants may be extended by majority vote of the Board.

	(3)    Includes shares held in Jensen Family Trust (21,432) and Jensen
        Revocable Trust (10,100) in which Julian D. Jensen is the sole
        Trustee and an approximate 25% beneficial owner.  Mr. Gerald L.
        Jensen holds an approximate 33% beneficial interest in these Trusts.
                          Executive Compensation
        Certain additional required information concerning remuneration, other compensation and ownership of securities by the Directors and Officers is set-out in the enclosed 10-K Report and incorporated by this reference.
See particularly pg. 21.
                           Proposed Remuneration
        During the current fiscal year, the Company intends to compensate outside directors at the rate of $250 for a half-day meeting and $350 for a full day meeting, a rate which was instituted in October, 1985.  No changes are currently contemplated in officer salaries.
              Certain Relationships and Related Transactions
        Certain significant relationships and related transactions are set-
out in the enclosed 10-K Report and incorporated by this reference.  See particularly pg. 24.
                   Management's Stock Rights and Options
        A discussion of management	s stock rights and options are discussed
at page 22 of the enclosed and incorporated 10-K Report.
                                    II.
            Creation and Issuance of Class  B Preferred Stock
        The Board of Directors of your corporation, over a period of time, has discussed solutions to the problem of achieving shareholder value and liquidity considering the size, nature and structure of the business of Croff
Oil Company.  Specifically, the Board of Directors believes that the present oil and gas interests, consisting chiefly of small royalty interests in numerous non-operating holdings, creates unique problems when these assets are vested in a public company which is too small to have an active trading market.  In summary, the Board is concerned about the following issues:
        1        While revenues and income from Croff's oil and natural gas interests have been generally stable, they are insufficient for significant growth and expansion of the Company.  Management does not expect that the present Company can substantially grow in value or size with existing income from its present oil and gas assets.
        2        At present, there is no active trading market for Croff
stock; nor is there any foreseeable probability that an active trading market will develop.  Based upon preliminary inquiries, there seems to be very little interest in the brokerage community for any underwriting to raise additional capital for the Company, as presently constituted, in order to expand its present oil and gas operations.
        In considering various alternative solutions to the foregoing problems, the Board has considered and approved a proposal for shareholder ratification whereby the oil and gas assets of the Company would be pledged to secure a new Class  B of preferred stock.  This preferred stock would be distributed to shareholders on a one share for one share basis (1:1) to the existing shareholders.  The oil and gas assets would remain in the Company, but the benefit of these assets would be exclusively represented by the preferred Class  B shares held by each shareholder instead of the common shares, as more particularly described below.  There will be 520,000
Preferred Class  B shares authorized.
        The purpose of this proposal is to protect, so far as possible, the existing perpetual mineral interests and other oil and gas assets of the
Company for the benefit of existing shareholders, while management seeks to grow the Company through more risky business ventures with potentially greater growth potentials.
        It is proposed, for the reasons explained below, that each of the present shareholders in Croff Oil Company will receive one (1) new share of preferred Class  B stock in the Company (to be renamed Croff Enterprises,
Inc.) for each common share currently owned.
        To avoid confusion, and to reflect the future business activities of the old Croff, it is proposed that Croff Oil Company become known as Croff
Enterprises, Inc., ("CEI").  The Board believes that this name will more accurately reflect the intent of the Board of Directors to search out diversified business opportunities, domestically or internationally, for the company, and that such business activities may or may not be related to its historical oil and gas operations or interests.  The Board intends to continue to employ the trade name  Croff Oil Company for existing oil and gas operations where appropriate.
        If the within proposal to create the special Class  B preferred shares is adopted, management of Croff will then enter into a  Pledge
Assignment whereby the company	s beneficial interest in all oil and gas or
other mineral assets, including products and revenues, (oil and gas assets)
will be irrevocably and exclusively assigned to the Class B preferred shareholders (the current Croff shareholders), subject only to the terms of the Assignment, as generally outlined below.
        In essential terms, the assignment of the  beneficial interest will mean that all income or other distributions from the oil and gas assets will only be paid or distributed to the Class B shareholders, pro rata to your sharehold interest.  It would further mean that the Class B shareholders would have the exclusive right to claim their proportional interest in the oil and gas assets, or proceeds therefrom, in the event of the liquidation
and final distribution or other sale or transfer of the company	s assets.
        While the company will retain legal title and ownership of the oil and gas assets for administrative, liability and management reasons, it is intended the beneficial interest (beneficial interest is defined for this
Proxy as that aspect or attribute of any asset or interest having monetary value after all normal costs of production or operations are paid) will not be subject to claims by any person or entity other than the Class B shareholders.
        It should be understood Croff will reserve management control over the oil and gas assets, to include, the right to buy and sell oil and gas leases or other interests or products, pay all normal and customary costs of production and operations from revenues, and to enter into farmouts, pooling agreements or operating contracts with the oil and gas assets as is customary or typical in the oil and gas industry.  However, all such transactions will
be subject to the preservation of the Class B shareholder	s security in the
beneficial interest of such assets, or proceeds therefrom, unless released by the Class B shareholders pursuant to majority vote.
        It is intended that any net income (net income being defined for this
Proxy as income remaining from revenues of oil and gas production after payment of normal costs of production and operations) will be used either:
(i) to acquire other oil and gas interest, (ii) to buy back preferred Class
B shares if such a program is subsequently adopted by the Board and the shareholder elects to participate, (iii) or to pay dividend distributions to
Class B shareholders from the net income derived from the oil and gas assets.
The company has no present plans to pay dividends.
        The foregoing purports to be a general description of the Pledge
Assignment to be entered by Croff in favor of the Class B shareholders if the proposed reorganization, as described herein, is adopted by the required number of shareholders.  Any shareholder wishing to examine the proposed
Pledge Assignment or Amended Articles may obtain a copy of such documents by contacting the company offices at the address indicated at the beginning of this Proxy Solicitation and a copy will by promptly mailed or faxed to you.
        IT IS REPRESENTED THAT WHILE MANAGEMENT HAS ATTEMPTED TO DRAFT THE
PLEDGE ASSIGNMENT TO PROVIDE MAXIMUM PRIORITY AND PROTECTION TO THE CLASS B
SHAREHOLDERS IN RELATIONSHIP TO THIRD PARTY CREDITOR CLAIMS; NO WARRANTY OR
ASSURANCE, HOWEVER, CAN BE MADE THAT THE COMPANY WILL, IN ALL INSTANCES, BE
SUCCESSFUL IN ASSERTING THE PRIORITY OF THE CLASS B SHAREHOLDERS IN THE OIL
AND GAS ASSETS AS TO ANY FUTURE THIRD PARTY CLAIMANTS.
        The company does represent the oil and gas assets are not presently subject to any current third party claims, liens or charges, nor does Croff presently intend to create any future subordinate liens or encumbrances in the oil and gas assets.
        As a net result of approval of the reorganization, each Croff shareholder will hold one (1) share of preferred Class  B stock in the new
CEI for each share of common stock which you presently hold. You would continue to own your common stock in Croff, which would be designated common stock of CEI.  The existing Board of Croff Oil Company will continue as the
Board of the renamed Company (Croff Enterprises, Inc.).
        None of you, as prospective preferred Class  B shareholders of CEI, will have any additional voting interest in or control over CEI.  The preferred shares will have voting rights only in special situations, such as any sale, pledge, mortgage or exchange of the oil and gas assets.
        EACH PRESENT SHAREHOLDER OF THE COMPANY SHOULD NOTE THAT, AT PRESENT,
MANAGEMENT, OR PARTIES AFFILIATED WITH MANAGEMENT, HOLD A NEAR MAJORITY OF
VOTING SHARES (43.60%) AND WILL MOST LIKELY CONTINUE TO EXERCISE AN EFFECTIVE
CONTROL POSITION IN THE COMPANY  IN THE EVENT OF THE CLOSE OF THE PROPOSED
REORGANIZATION.  FURTHER, IT IS ANTICIPATED THAT CEI, TO ACHIEVE ITS
PURPOSES, WILL BE REQUIRED TO RAISE ADDITIONAL CAPITAL WHICH WOULD FURTHER
REDUCE THE VOTING INTEREST OF ALL OF ITS PRESENT SHAREHOLDERS.
        CEI will not only continue to operate in the oil and natural gas business, but intends to act as an investor or principal in new business ventures or endeavors either in the United States or on an international basis.  It should be emphasized that there are no present business plans, proposals, contracts or agreements defining any potential business activities in which CEI may engage in the future.  It is the desire of the Board that
CEI may engage in various aspects of international start-up and development businesses, or acquire existing domestic businesses desiring to be part of a public company.  Future business activities may or may not include companies in the oil and natural gas business.
        CEI has no present capital commitments or proposals to engage in its intended business enterprises and can give no assurance that it will be successful in efforts to raise sufficient start-up capital through private funding to engage in new business activities.
        CEI will continue to operate the existing oil and gas and other mineral interests of the Company as described in the periodic reports (10K
& 10Q).  The Board of Directors will create amended Articles of Incorporation for CEI which, together with the pledge documents, will provide that each of you as preferred Class  B shareholders will have a preferred and priority interest in and to the oil and gas assets, and an exclusive right to receive any net income distribution from the oil and gas assets of CEI, as may be approved by its Board.  However, even these provisions within the Articles and pledge documents will not create a priority in such assets in derogation of legitimate third party creditor rights and claims against CEI.  The preferred Class  B shareholders, however, will have claim to the assets or income of the oil and gas assets in the event of liquidation, merger, acquisition or spin-off.  These assets are reserved for the preferred shareholders.
        No provision exists, nor is there any proposal, to change the present compensation to management of CEI as set-out above under the section on
"Executive Compensations" in the event of approval of the proposed reorganization.
        It is further intended and proposed that the Board of Directors of
CEI may utilize a portion of its cash flow to repurchase preferred Class  B shares as requested by preferred shareholders.  The exact details of any stock repurchase program are not presently available and will not be formulated in detail, if at all, prior to the recommendation to shareholders to adopt the proposals set-out above.  It is generally intended that any repurchase would be based upon an annual notice and that payments for shares would be completed on a cash basis.  Any present offer to purchase the preferred Class  B shares would be priced, initially, at a base of Eighty
Cent ($0.80) per share.  This price per share was determined by the Board utilizing the current approximate net worth of the oil and gas assets of the
Company, $314,620, as derived from the most recent unaudited financials
(September 1995 10-Q) and assigning another $100,000 to such net worth figure to represent an estimated fair market value of the oil and gas assets for the
Company.  This computation was then rounded to $0.80 per share to create the base valuation.
        Each year thereafter, the Board would set a repurchase price based
on the Board	s best estimate of the increase in value of the oil and gas
assets of the Company, which would be added onto or subtracted from the existing base valuation of $413,212.  This valuation divided by the proposed
516,515 preferred Class  B shares to be issued to each current company shareholder would yield a new repurchase evaluation each year.  The net asset value is anticipated to change over time, such that  present valuations are no assurance of future valuations.
        The Board will most likely adopt this repurchase program in an effort to create an alternative potential selling opportunity for the preferred
Class  B shares, with the understanding that no viable market or liquidity has existed during the last ten (10) years for the Croff common shares, and is unlikely to exist for the preferred Class  B shares.  The Board also may consider implementation of a dividend program for preferred Class  B shares, as it may subsequently determine, although such a dividend program is not presently foreseeable.  All cash flow from the oil and gas assets not utilized to provide for a buyback program for the preferred shares, or a dividend (if the Board elects to prepurchase stock or pay a dividend) will be reinvested in the oil and natural gas business with the intent to increase cash flow and the net asset value of the preferred shares.
        Management believes this reorganization should substantially insulate the historical oil and gas interests of the Company, so far as possible, from potential risk and business factors associated with CEI engaging in what should be considered high risk ventures, such as participation in international start-up companies or other types of venture capital funding which may be authorized by the Board of Directors.
        The Company in order to reach a size necessary to sustain a trading market, must increase it capitalization.  There is not sufficient capitalization, at present, to actively engage in other business activities unless CEI is successful in exchanging its common shares, or the newly proposed Class  A preferred shares, for income producing companies or assets, or the Company engages in subsequent private placement financing, public offerings, or borrowing programs to raise development capital.  No assurance can be given that such future financing or business endeavors will be successful.  If  successful, such capital raising endeavors will most likely result in substantial dilution, both in voting control and ownership interest in CEI to each of you as current shareholders.
        It is also the position of management, in consultation with their legal counsel, that the distribution of preferred shares in CEI to existing
Croff shareholders does not constitute the sale of a security subjecting the
Company to registration requirements due to the fact that no consideration would be requested or paid by existing shareholders for the stock dividend in CEI.  Moreover, it is believed each shareholder will have substantially the same information which would be available to shareholders pursuant to a registration through the information contained in the accompanying 10-K and
10-Q Reports and this Proxy.
        Management does not believe the proposed reorganization, if adopted, will result in any material tax consequences to shareholders as the total value of shares held by all shareholders immediately subsequent to adoption of the reorganization would be unchanged from their present valuation.  Each shareholder should, however, confer with their individual tax advisors to determine their own tax status and any individual tax consequences.
        Following the distribution of the preferred Class  B shares of Croff
Oil Company, each common shareholder will have the same cost or tax basis in the two shares, common and preferred, as he or she previously had in each common share.  Based on the estimate of the illiquid nature of the preferred and common shares and the continued illiquidity of the preferred, it is
estimated that sixty percent (60%) of the shareholder	s basis or cost of the
stock should be allocated to the preferred and forty percent (40%) of the basis should be allocated to the common stock.
        If the foregoing proposals are adopted at the annual meeting, you will continue to hold your common shares of Croff Oil Company, which will be renamed Croff Enterprises, Inc.  You will receive your new preferred Class
 B shares in CEI directly in a mailing from the Company to shareholders of record within a few months from the authorization.  Each of you  should understand that the Company does not intend to undergo the cost of registration of the distribution of the preferred Class  B shares and regards such distribution as a private placement transaction to existing shareholders, not requiring registration.  As a result, the preferred Class
 B shares which you receive will not be free trading shares and will probably have to be held for a substantial period of time, currently two (2)
years under SEC Rule 144, before any potential public resales of such securities would be available.  Further, there is no anticipation that a public market will ever develop for trading in the preferred Class  B shares.  Management anticipates that limited liquidity in the preferred Class
 B shares will be obtained only through the proposed corporate repurchase program as generally described above.
                Authorization of Class  A Preferred Shares
        Management proposes to concurrently submit for shareholder approval, a resolution to create a second class of preferred stock designated as
Preferred Class  A stock.
        It is proposed that Five Million (5,000,000) shares of Class  A preferred stock be authorized for possible future capitalization and funding purposes of the Company.  Management will reserve the right under the
Articles to designate the preferred Class  A stock as voting or non-voting at the time of issuance.  There is presently no plan or intent to issue these shares.  Class  A preferred shares, when and if issued, will only be issued for cash or assets.  Each shareholder should understand, in making a determination of how to vote on the authorization of this new class of shares, that if the shares are issued as voting shares in the future the effect would be to dilute the voting control of present shareholders.  The
Class  A preferred shares will be subordinate to the Class  B preferred shares in any claim or entitlement to the oil and gas properties of the
Company and any income interest derived from those assets, but will have priority over the Class  B shares as to all other assets of the Company.
It is noted, however, that the oil and gas properties and interest constitute almost all current material assets of the company.  The remaining assets would consist primarily of miscellaneous small liquid accounts, modest accounts receivables, and some business property.  In relation to the common shares, the Class  A share will have a dividend priority over common shares.
Except as to the oil properties and income derived therefrom, Class  A shares will be excluded in the same manner as the common shares from voting upon any of the  special pledge and ownership rights of Class  B preferred shareholders in the oil and gas interests of the Company.
        Should any shareholder have any questions regarding these proposals, which are not adequately answered by the general descriptions above, please feel free to direct any questions you may have to management for the Company at the address and telephone number indicated at the beginning of this Proxy
Statement.  Moreover, while management believes that the foregoing accurately summarizes the proposed transactions, each shareholder wishing to receive a copy of the proposed Amended Articles of Incorporation and the pledge documents will be entitled to receive the same upon written request to the
Company.
        Mr. Gerald L. Jensen, as the present Chief Executive Officer, will continue as President and CEO of Croff Enterprises, Inc.
             Management's View of Advantages and Disadvantages
                        of the Proposed Transaction
        Each prospective investor, in determining how to cast their vote concerning the foregoing authorization of the Amended Articles of
Incorporation and issuance of the preferred stock, should consider the following factors, including potential risk factors, as identified by management.  While management has attempted to identify certain considerations, both advantageous and disadvantageous, to be considered by each prospective shareholder before voting on the proposal, each shareholder should understand that management has generally evaluated these potential factors and believes, for the reasons set-out above, that the approval of the proposals is in the best interest of the Company and its shareholders.
Nonetheless, each shareholder should carefully evaluate each of the following factors before making an informed decision as to how to vote:
	3               There is no assurance that CEI, which may very well operate as some type of venture capital company or which may attempt to buy an existing business, will be able to raise any capital for such purposes or be successful in those developmental efforts.  In all events, venture capital financing, either domestic or foreign, must be considered an extremely high risk investment.
	4               Current Management of the Company, and as prospective
        management for CEI, has no prior experience in the development or management of a domestic or international business unrelated to oil, gas, coal production or real estate.
	5               There is  no assurance that CEI will be able to purchase
        existing businesses primarily for stock or will be able to raise sufficient capital to operate in a new line of business.
	6               It is the intention of management to use the common stock of
        CEI to acquire new business assets which will substantially dilute the existing common stock.
	7               Shareholders in CEI should understand that management will be required to divide its time, efforts and expertise between two (2)
        lines of business and that there is a possibility that the quality and extent of management involvement may suffer because of this division of labor and efforts.
	8               There is no reasonable expectation that a public market will ever develop for the preferred stock, and no assurance can be made that a public market will be developed for the common stock of CEI even if it is successful in certain developmental projects.
        While each of the foregoing constitute real and significant risk considerations, the current management believes that these risk factors are substantially mitigated by the fact that historical assets of Croff are being substantially protected while management seeks to develop a new business.
In management's opinion, the preferred stock dividend may be considered a gratuitous benefit to shareholders without substantial increased risk to the historical assets or business.
        Another asset in Croff Oil Company, the tax loss carryforward, will most likely be lost, to a significant extent, if the Company continues in its present mode.  Management has reached this conclusion based upon the fact that CEI currently has modest earnings and projects and, absent some significant change in business activities or purposes, income should remain modest for the foreseeable future.  If management is correct in these projections, it is likely the tax loss carry forward will expire before it can be utilized to offset most taxable income.  If, through the proposed change of business activities, the reorganized CEI were to obtain future enhanced profits, then the tax loss carryforward could be used to partially offset such profits and is, thereby, a contingent asset.  It must be emphasized, however, there is no assurance that future business activities of CEI will create any profit and no warranty or guaranty of profitability can be made even if shareholders approve the reorganization.  Management is also of the opinion, in consultation with its current auditors, that its tax loss carry forward cannot generally be sold or otherwise transferred for consideration to an unrelated business entity. Accordingly, management encourages each shareholder to vote in favor of the proposed  creation of
Class A and Class B preferred shares.
                                       III.
          Ratification of Appointment of Independent Accountants
        The Board of Directors has appointed Causey, Demgen & Moore as independent certified public accountants for the Company to examine the financial statements of the Company for the fiscal year ending December 31,
1995.  The appointment of Causey, Demgen & Moore is subject to ratification of the shareholders and a resolution for such ratification will be offered at the Annual Meeting as is contained in the enclosed proxy ballot.  Causey,
Demgen & Moore have been acting as independent accountants for the Company for seven years and, both by virtue of its familiarity with the Company's affairs, its lower cost, and its ability, is considered by the Board as best qualified to continue its performance of these functions.  The present Board of Directors recommends adoption of the resolution retaining the foregoing accounting firm as independent auditors for the Company.  The foregoing accountants will have a representative present at the Annual Meeting and have agreed to respond directly to any shareholder accounting questions sent to their office at 1801 California, Suite 4650, Denver, Colorado 80202.
                               Other Matters
        The Annual Meeting is called for the purposes set forth in the notice thereof.  The Board of Directors intends to be present, but has not been informed that any other person intends to present.  The Board is not aware of any matters for action at the Annual Meeting other than those specifically referred to in the Notice of Meeting and this Proxy Statement.  If any other matters are properly brought before the Annual Meeting, it is the intention of the proxyholders to vote on such matters in accordance with their judgment.
                           Stockholder Proposals
        There were no stockholders proposals submitted for consideration at the 1995 Annual Meeting.  Stockholder proposals intended to be considered at the next Annual Meeting of Stockholders must be received by The Company no later than March 31, 1996.  Such proposals may be included in next year's proxy statement if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.
                             Financial Reports
        The financial reports for the Company's operations ending December
31, 1994 as attached to the 10-K and the most recent 10-Q for the quarter ending September 30, 1995, are considered an integral part of this Proxy
Statement and are incorporated by this reference.  See also, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" at
pp. 16-19 of the enclosed 10-K Report which is also incorporated by this reference.

Dated:  January 31, 1996.



BY ORDER OF THE BOARD OF DIRECTORS





________________________________________
Gerald L. Jensen, President













































                                           CROFF OIL COMPANY, INC.
                                     1433 Seventeenth Street, Suite 220
                                           Denver, Colorado  80202
                                          Telephone: (303) 297-3383

               NOTICE OF 1995 ANNUAL MEETING OF SHARHOLDERS

        The Annual Meeting of Shareholders of Croff Oil Company (hereinafter "the Company" or "Croff") will be held on February 28, 1996, at the Company's offices at 1433 Seventeenth Street, Suite 220, Denver, Colorado 80202, at 10:00 a.m. (MDT). The meeting will be held for the following purposes:

        (1) Election of five directors to the Board of Directors for the Company. All of such present Director/Nominees, (Mr. Gerald Jensen, Mr. Richard H. Mandel, Jr., Mr. Edwin W. Peiker, Jr., Mr. Dilworth A. Nebeker and Mr. Julian D. Jensen) currently hold office and have been nominated for re-election by management. Shareholders may also vote upon such other nominations as may be made.

        (2) To ratify the appointment of Causey, Demgen & Moore as independent certified public accountants of the Company for the fiscal year of 1995.

        (3) To approve creation of Five Million (5,000,000) Class A Preferred Shares as described in the Proxy Materials.

        (4) Approve creation of 520,000 Special Class B Preferred Shares to be issued to existing shareholders as described in Proxy Materials, and the Pledge of Oil and Gas Assets to these Shares.

        (5)      To change the name of the Company to CROFF ENTERPRISES, INC.

        (6) To transact such other business as may be incident to or properly come before the Annual Meeting, or any adjournments thereof.

        The transfer books will not be closed, but only shareholders of record at the close of business on December 31, 1995 will be entitled to notice of and to vote at the Annual Meeting.

        You are requested to vote, date and sign the enclosed Proxy and return it at your earliest convenience. The Management of the Company would request that you sign and return your Proxy even if you plan on attending the Annual Meeting to ensure that a Quorum can be counted in advance. You will be entitled to revoke your Proxy and vote in person at the Annual Meeting should you so elect. If you plan to attend the Annual Meeting, would you please so indicate of the place provided on the Proxy.

        We hope to see you at the meeting and each of you are cordially invited to attend.

By Order of the Board of Directors


Gerald L. Jensen
Chairman of the Board

Dated: January 31, 1996










                  CROFF OIL COMPANY PROXY FORM AND BALLOT
                     ANNUAL MEETING, February 28, 1996

Please complete, sign and provide any additional information on this Proxy
Statement and return it to the Company by mailing it back prior to February
24, 1996 in the enclosed envelope.
___________________________________________________________________________
For    Against     Abstain        Proposal
                                          Election of all current management
					nominees to the                                      Board of Directors.
					If voting against election of all,
                                          indicate below your individual vote.

					YOU MAY VOTE FOR ALL CURRENT
					NOMINEES ABOVE; OR YOU MAY VOTE
					INDIVIDUALLY AS TO EACH PROPOSED
					DIRECTOR BELOW

For   Against        Abstain
                               Mr. Gerald L. Jensen, Dir. and Pres.
                               Mr. Richard H. Mandel, Jr., Director
                               Mr. Edwin Peiker, Director & Sec.
                               Mr. Dilworth A. Nebeker, Director
                               Mr. Julian D. Jensen, Director
                         OTHER MATTERS
                                          Election to retain Causey, Demgen
					& Moore as independent CPA's for
					the Company.
	                                Creation of 5,000,000 Class  A Preferred
				Shares

                                 Creation and issuance of 520,000 Special
				Class  B Preferred Shares and Pledge of
				Oil and Gas Assets to these  Shares
	                                Grant to current management the right to
				vote your proxy in accordance with their judgment on other matters as may properly come before the meeting.
              OTHER SHAREHOLDER PROPOSALS AND/OR NOMINATIONS

(Unless otherwise indicated, your proxy will be voted in favor of any nomination or proposal indicated below.)
___________________________________________________________________________
                       (Attach sheets as necessary)
_____Check here if you plan               ______________________________
           to attend the meeting.         SIGNATURE

                                          Date: _________________________
Print Shareholder Name(s)
exactly as they appear on
your Certificate:
______________________________

______________________________

Complete If Known:
Certificate #:___________________
No. of  Shares:_________________SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


Date of Report:	June 3, 1996

CROFF OIL COMPANY
(Exact name of registrant as specified in its charter)


Utah						87-0233535
(State or other jurisdiction			(I.R.S. Employer
or incorporation or				Identification No.)
organization)


1-100
(Commission File Number)


1675 Broadway
Suite 1030
Denver, Colorado  				80202
(Address of principal				(Zip Code)
executive offices)

Registrant's telephone number, including area code:	(801) 628-1963



Item 2.	DISPOSITION OF ASSETS:

	On May 20, 1996, Croff Oil Company, the Registrant, sold all of its interest in the Taylor Ina field in Medina, County, Texas.  Croff had purchased this interest by buying Production Resources, Inc., on October 1, 1993, and transferring a carved-out production leasehold interest to Croff and then transferring Production Resources, Inc. to Renny Walker, a local operator.
Croff sold its interest back to Production Resources, Inc. in this sale.  The sales price was $103,700, including two pieces of equipment.

	Croff had purchased Production Resources, Inc. on October 1, 1993. In October, 1993, it had sold all of the stock in the Company to Renny Walker, a local operator in Medina County, Texas, and reserved a carved-out production payment, secured by a mortgage on the equipment and leases. Croff had paid an initial payment of $90,000 for the field and a second payment, a year later, of $45,000. During the period of ownership by Croff Oil Company, the carved-out production payments yielded a cash flow of approximately $75,000. Croff determined to sell its interest in the field when the local operator proposed to but out Croff's carved-out production payment, on the basis that he could not maintain these expense-free payments.

	The Company felt that the reliance on a single operator made this investment more risky than an investment in which the production came from larger wells, operated by more significant companies.  The Board had authorized the
President to negotiate the sale at the Board Meeting in February, 1996.
Croff's basis in the properties was approximately the same as the sales price, so the sale was approximately break even.

	Croff intends to use the proceeds from the sale of this field to purchase other producing oil and gas properties. The sale was pending for a period of approximately two months while the purchaser obtained bank financing. Bank financing by the purchaser was obtained from Community National Bank in Hondo, Texas. There is no personal or business relationship between buyer and seller, and the sale was an arms length transaction.



Item 7.	Other Significant Events

	On June 1, 1996, Croff Oil Company moved its corporate offices to

1675 Broadway, Suite 1030
Denver, Colorado 80202
phone number (303) 628-1963, fax number (303) 623-2385




SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date: 06/03/96													             Gerald L. Jensen
                                        President
                                        Croff Oil Company
                                        1675 Broadway, Suite 1030
                                        Denver, Colorado  80202

Telephone														Fax
(303) 297-3383											(303) 297-8555



 CROFF OIL COMPANY
 1433 17th STREET, SUlTE 220
 DENVER, COLORADO 80202

                                          May 9, 1996

Ms. Rhonda Jolley
Attorney at Law
1614 Avenue M
Hondo, Texas 7SS61

Dear Rhonda,

       I have received telephone calls from Debbie of your office and Renny Walker with respect to the Community Bank/Production Resources, Inc. closing. My understanding is the Bank will require an attorney's opinion. Renny informs me that if he (as a former landman) and his attorney, Jim Hughes, are able to use the documents I sent to you, and the Courthouse records? that the opinions will be finished next week.


       Accordingly, you are hereby authorized to allow Production Resources, Inc. and its' attorney, Jim Hughes, to use the historical records I have sent to you for delivery at closing. Please keep our actual conveyance documents for the closing in your safekeeping. If they need to remove any records or files from your office, please get a receipt.

       We will extend the payment amounts set out he my previous letter until May 17, 1996. If closing does not take place, we may extend the date again, but we will collect our current share of production revenue fox April, payable May '0, 1996, as a condition for any additional delay after May 17, 1996.

       Thank you.

					Very truly yours,
					Croff Oil Company

					Gerald L. Jensen


GLJ :jg
cc:   Renny Walker




Release and Quit Claim of Leases

       Whereas, Croff Oil Company, a Utah corporation, with an address of 1433 17th Street, Suite 220, Denver, Colorado 80202, hereafter called "Assignor", has previously assigned certain leases in the County of Medina, State of Texas, to Production Resources, Inc., a Texas corporation, with an address of Bandera Star Route, Box 46-AF, Hondo, Texas 78861, hereafter called "Assignee", which certain oil and gas leases have been improved with working oil wells, pipelines, tanks, pumping equipment and other facilities, which are located on the leases which are described on Exhibit "A'7, attached hereto, and whereas, Assignor in its' previous assignment of such leases to Assignee reserved a Carved-out Production Share secured by a Mineral Interest Mortgage, which documents were recorded in Medina County, Texas, the Assignment of Lease with a Carved-out Share of Oil and Natural Gas Production Reserved by Assignor, being document #65921, recorded in Volume 208, page 831-835, and such Mineral Interest Mortgage being document #65922, recorded in Volume 208, page 837-841, and whereas, Assignee is now paying and discharging in full such obligation to Assignor, now therefore, Assignor and Assignee hereby agree as follows:

       1. Assignor hereby releases to, conveys, quit claims and assigns to Assignee all of its right, title and interest in and to the leases, and all improvements thereon, which leases are described in the attachment hereto labeled Exhibit "A" and incorporated herein by this reference.

       2. Assignee hereby agrees to pay all obligations and claims against Assignor, past present or future, which arise out of Assignor's interest in these leases or Assignee's operation thereof and to hold Assignor harmless from any and all claims, obligations, or liabilities with respect to these leases, including the costs of plugging and abandoning of any such oil and gas wells, any environmental damage, any claim of any government agency, for environmental damage, any and all other claims whatsoever, due to Assignor's or Assignee's ownership or operation of these mineral leases, including any other claims, direct or indirect, made by any government agency or any third party against Assignor or Assignee.

       3. The effective date of this Release and Quit Claim of Leases shall be April 1, 1996, and effective for any production after such date.

       4. This Release will also release the Ratification, Conveyance and Assignment from Production Resources, Inc., A Texas Corporation, to Croff Oil Company, A Utah Corporation, dated July 21, 1994, and recorded as document number 71457 in Volume 227, pages 591-624.

       In witness whereof, this Release and Quit Claim of Leases has been executed by Assignor and Assignee this 3RD day of May 1996.

ATTEST                  				CROFF OIL COMPANY

By:- JENNY GILSTRAP			   By: ,
                 						   Gerald  L. Jensen
						                     President




ATTEST


                       By 							PRODUCTION RESOURCES, INC.
								By
Ann Walker			     				     Earl R. Walker
								                    President






STATE OF COLORADO )
         			      )ss
COUNTY OF DENVER  )






       Before me, the undersigned authority, on this day personally appeared Gerald L. Jensen, President of Croff Oil Company, known to me to be the person whose name is subscribed to theforegoing instrument, and acknowledged to me that he executed the same for the purposes and consideration therein expressed, and in the capacity therein stated and as the act and deed of said corporation.

       Given under my hand and seal of office on this 30THday APRIL, 1996.


My commission expires:					Notary Public


								Beverly J. Licholat


STATE OF TEXA S    )
                    	             ) SS
COUNTY OF BEXAR)







       Before me, the undersigned authority, on this day personally appeared Earl R. Walker, President of Production Resources, Inc., known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he executed the same for the purposes and consideration therein expressed, and in the capacity therein stated and as the act and deed of said corporation.

       Given under my hand and seal of office on thisv day of April, 1996.



My commission expires:					Notary Public


		       						Beatrice M. Sullivan



J. N. Wilson "B"

           The North: 34.44 acres of a 51.94 acres tract out of Survey No. 366, F. Vanderstucken, Medina County, Texas

Lenora Schmidt "B":


  Oscar Schmidt


148 acre tract situated in Medina County, Texas out of and part of Survey 15 in the name of P. E. Durst, and being fully described in an oil & gas Lease dated July 20, 1995, recorded in Volume 167, Page 104, Deed Records of Medina County, Texas



 V H. Neumann "B"


311.3 acres, more or less, and being 203.8 acres out of Survey No. 247, Jos. Walker, and 1()7.5 acres out of
Survey No. 328, Theo. Mercier, all in Medina County, Texas.

 V . H . Neumann

    214.1 acres, more or less, and being l07.8 acres out of Survey No. Z47, Jos. Walker and 107.8 acres out of Survey No. 328,
 T. Mercier, all in Medina County, Texas.



Oscar Schmidt "B"

48 acres of land, more or less, out of .Survey No. 15, in the name of P. E. Durst:, orlginal grantee, Abstract No. 303,
Medina County, Texas, and being the same land described in the Deed in Volume 218, Pages 1 and 2, Medina County Deed Records, said deed is recorded in Volume No. 247 on Page No. 174 of the Medina County Deed Records.


O . K.  Schmidt

9.65 acres, more or less, out of Survey No. 15. P. E. Durst Survey, Medina County Texas, and more particularly described in that oil, gas and Mineral Lease executed by Overton K. Schmidt, Sr., et ux to W. F. Seeger dated August
 1 1970, and recoded under File No,. 54 in the Office of the County Clerk, Medina County, Texas, to which reference is here made for descriptive purposes.

    J.N . Wilson

Being 190 acres of that certain oil and gas lease from J. N. Wilson et ux, Lessors, to R. S. Drilling Corporation, Lessee, dated January 19, 1955, recorded in Volume 165, Page 620 of the Deed Records of Medina County, Texas,
 as amended by that certain lease amendment between J. N. Wilson, et us, and Rorico Oil Company, dated November 20, 1956, recorded in Volume 173, Page 246, of the Deed Records of Medina County, Texas.

 Lenora Schmidt

277 acres , more or less, out of Survely No. 15 in the name of P. E. Durst, Abstract 303 in Medina County, Texas, and fully described by metes and bounds in a partition deed dated May 2, 1953, recorded in Volume 158, Page 342, Deed Records of Medina County, Texas.

					Vol  208	Pg  840

Exhibit "A"

Herring-Holloway

Description of Property


All that certain tract of land situated in the County of Medina, State of Texas, described as follows:

All situated in Medina County, Texas, described in two tracts for a total of
91.23 acres, more or less, described by metes and bounds as follows:

FIRST TRACT: Twenty (20) acres of land out of Survey No. 328, Theophile Mercier, in Medina County, Texas, described by metes and bounds as follows to wit:

BEGINNING at a stake and fence corner in the west boundary line of the Hondo-Biry Road, located at the point where the west boundary line of said Hondo-Biry Road intersects with the south boundary line of said Survey No. 328;

THENCE N. 89 deg. W. with fence, along the south boundary line of the public road, 240 varas to a stake;

THENCE North 461.3 varas to a stake under fence;

THENCE with fence S. 89 deg. 47' E. 247.2 varas to a stake in the west boundary line of the Hondo-Biry Road;

THENCE with fence along the west boundary line of said Hondo-Biry Road, S. 1 deg. W. 464.8 varas to the place of beginning.

SECOND TRACT: 71.23 acres more or less, out of Survey No. 328, in the name of Theophile Mercier, described by metes and bounds as follows:

BEGINNING at a stake and fence corner in the West boundary line of the Hondo-Biry Road, located at a point where the West boundary line of the said Hondo-Biry Road intersects with the South boundary line of the said Survey No. 328;

THENCE with fence along the South boundary line of said Survey No. 328, and along N. boundary line of a public road, N. 89 deg. W. 240 varas to a stake for the place of beginning;

THENCE North 89 deg. West with fence along South boundary line of said Survey
 No. 328, and along the North boundary line of public road, 887.5 varas to a stake and fence corner;

THENCE North 1 deg. E. with fence, 449 varas to a stake and fence corner;

THENCE S. 89 deg. 47 mia. E. with fence, 880 varas to a stake;

THENCE South 461.3 varas to the place of beginning.

				FILED IN MY OFFICE
				ANNA DE WALLE

				NOV 12 AM    10:30
						 	COUNTY CLERK, MEDINA CO

			VOL 208	PG 841




SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


Date of Report:	December, 1996

CROFF OIL COMPANY
(Exact name of registrant as specified in its charter)


Utah						87-0233535
(State or other jurisdiction			(I.R.S. Employer
or incorporation or				Identification No.)
organization)


1-100
(Commission File Number)


1675 Broadway
Suite 1030
Denver, Colorado  				80202
(Address of principal				(Zip Code)
executive offices)

Registrant's telephone number, including area code:	(801) 628-1963




Item 2.	DISPOSITION OF ASSETS:

	From November 20 to November 26, 1996, Croff Enterprises, Inc. distributed to its shareholders the Preferred "B" shares which had been authorized by its
Board in a Meeting on February 28, 1996.  The shares were distributed with the Annual Report and a Question and Answer format explaining what the shares were and how they are
transferred.  The shares are distributed on a one for one basis with the common shares, so each shareholder holds an equal number of common and
Preferred "B" shares.

	The Board of Directors determined not to have the Company set the price for buying and selling the Preferred "B" shares, for the treasury, but to create a company clearinghouse allowing the purchase and sale of these shares between shareholders at the bid and asked price submitted by shareholders.
This would allow trades at an arms length price to the highest bidder, with the Company acting only as a clearinghouse for the sellers
and bidders.  These shares are restricted from public trading and the Company acts as its own transfer agent with respect to these shares.  The Board of
Directors will monitor this intracompany market to determine if the Company needs to buy or sell these shares to create a better market in the future.


Item 8.	EXHIBITS

	The Question and Answer format and a sample certificate are attached hereto as
Exhibits A and B.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:

President
Croff Oil Company
1675 Broadway, Suite 1030
Denver, Colorado  80202


EXHIBIT A

YOUR RESTRICTED PREFERRED STOCK CERTIFICATE IS
ENCLOSED
THIS IS A VALUABLE INSTRUMENT: PLEASE KEEP IT IN A SAFE
PLACE AND READ THE INFORMATION BELOW

QUESTIONS AND ANSWERS FOR CROFF ENTERPRISES, INC.
PREFERRED "B" SHAREHOLDERS

QUESTION:
1.	What are the Croff Enterprises, Inc. Preferred "B" Shares?

ANSWER:
	The Croff Enterprises, Inc. Preferred "B" Shares were created by the action of the shareholders at a shareholder's meeting held on February 28, 1996.  At this meeting the shareholders approved the creation of the Preferred Class "B"
Shares, the Preferred Class "A" Shares, (no Class "A" Shares have been issued)
and the change of the name from Croff Oil Company to Croff Enterprises, Inc.
The oil and gas assets of the Company were pledged for the benefit of the
Class "B" Preferred Shares, effective upon issue.  Each shareholder holding a common share will receive one Preferred Share for each common share owned, without charge or reduction to your present shareholder interest.  The purpose of the Preferred "B" Shares is to preserve the oil and gas assets of the
Company for the existing shareholders of the Company.  The Company is now attempting to expand into other businesses in order to create a larger Company with an active trading market for the common shares.  An acquisition will decrease your percentage ownership in the common shares.

QUESTION:
2.	How many Preferred "B" Shares do I receive?

ANSWER:
	You will receive one Preferred "B" Share for each common share which you currently hold. Remember that the stock was reverse split in 1991, so if you have a red certificate, you will receive one Preferred "B" Share for each number shown on that certificate. If you hold the old green certificates, issued prior to the 1991 reverse split, you will receive one Preferred "B"
Share for each 10 shares shown on the green certificate.

QUESTION:
3.	Can I buy and sell Preferred "B" Shares through a broker?

ANSWER:
	Preferred "B" Shares are traded only within a market created by the Company by private sale and are not publicly traded.  You may not, therefore, buy or sell your Preferred "B" Shares through a broker since no public market exists.

QUESTION:
4.	How do I buy and sell the Preferred "B" Shares?

ANSWER:
	The Company acts as its own transfer agent for the Preferred "B" Shares, so they may be transferred by submitting the enclosed "Bid and Ask" Form to the
Company at the address shown on the above letterhead.  There is a $5 charge for each new certificate issued when transferring your Preferred "B" Shares.
Anyone wishing to buy or sell the Preferred "B" shares should send in the enclosed Bid and Ask Form to the Company which will match all sellers with the highest bid price.  The Company will maintain and provide to any shareholder all bids and asked prices for the Preferred Stock.

QUESTION:
5.	What if I want to buy more Preferred "B" Shares?

ANSWER:
	Any shareholder who wishes to increase his holdings of Preferred "B" Shares may do so by completing the "Bid and Ask" Form enclosed with this package.
On the Bid Form, fill out the number of shares and the price you are willing to pay.  This information will be provided to all shareholders who desire to sell their shares and those accepting the offer will then send their shares in for transfer.  Upon payment of the $5 fee and the price on your bid sheet, such Preferred "B" Shares will be transferred and mailed to you.  The minimum bid is for 100 shares.  All shares offered will be sold to the first bidder offering the highest price.  Any shareholders desiring to know the Bid or Ask prices, should call Colleen at (303) 628-1963, who will provide this information to you before you fill out your "Bid and Ask" Form.

QUESTION:
6.	Can I sell the Preferred "B" Share which I have just received for cash?

ANSWER:
	Yes, you may sell your Preferred "B" Shares which you are receiving with this package by following the instructions set out above. Currently, the Company has only the President's bid of $.75 per share for 10,000 shares.
You may wish to wait until the Company has received other bids from shareholders receiving this package. This package is being mailed to all shareholders of the Company at the same time.

QUESTION:
7.	If I hold my Preferred "B" Shares, will they be worth more or less in the future?

ANSWER:
	The value of the Preferred "B" Shares will be dependent upon the price of oil and natural gas in the future and the ability of the management of the Company to use the cash flow from oil and gas assets to acquire additional reserves yielding cash flow from production. Management feels that it can invest the cash flow in acquiring or drilling for oil and gas assets in the future, which management intends to do with the intent to increase the value of the Preferred "B" Shares. However, management has no control over the price of oil and natural gas and there can be no assurance it will be able to invest in oil and gas properties successfully, so as to increase the value of the Preferred "B" Shares in the future.

	If you have any other questions, please feel free to call the Company at
(303) 628-1963.


Exhibit B
                            CROFF ENTERPRISES, INC.

                                 TRANSFER FEE:
      $5.00 PER CERTIFICATE BY THE COMPANY OR ITS DESIGNATED TRANSFER AGENT

The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

     TEN COM -as tenants in common   UNIF TRANS MIN ACT-.....Custodian......
                                                       (Cust)         (Minor)
     TEN ENT -as tenants by the entireties   under Uniform Transfers to Minors

     JT TEN -as joint tenants with right of 	Act .........................
       survivorship and not as                    		(State)
       tenants in common

       Additional abbreviations also may be used though not in the above list


PLEASE INSERT SOCIAL SECURITY OR OTHER
  IDENTIFYING NUMBER OF ASSIGNEE



     For Value Received,_    ___hereby sell, assign and transfer unto


_____________________________________________________________________________
PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS INCLUDING  ZIP CODE OF ASSIGNEE
____________________________________________________________________________
____________________________________________________________________________
______________________________________________________________________Shares

of the Preferred "B.' Capital stock represented by the within Certificate and do hereby irrevocably constitute and appoint______________________________________________Attorney
to transfer the said stock on the books of the within named Corporation, with full power ofsubstitution in the premises.
     Dated -_______________, 19__

					X________________________________________________
					X________________________________________________


Signature Guaranteed:

NOTICE: The signature(s) to this assignment must correspond with the name(s) as written upon the face of the Certificate-in every particular, without alteration or enlarge-ment or any changes whatever.

IMPORTANT: SIGNATURE(S) MUST BE GUARANTEED BY A MEDALLION GUARANTEED SIGNATURE FROM A REGISTERED NATIONAL STOCK EXCHANGE FIRM, OR BY A
COMMERCIAL BANK OR TRUST COMPANY.





  NUMBER							                                                      SHARES

|        |    CROFF ENTERPRISES, INC .                              |       |

                    INCORPORATED UNDER THE LAWS OF THE STATE OF UTAH

                     600,000 AUTHORIZED PREFERRED "B." SHARES





  THIS CERTIFIES THAT


is the owner of




 RESTRICTED STOCK

The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares have been acquired for investment. The shares, or any interest therein, may not be offered, sold or otherwise transferred in the absence of an effective Registration Statement for the shares under the Securities Act of 1933 and applicable state law; or a prior opinion of counsel, satisfactory to the issuer, that registration is not required under such Acts.




SHARES OF THE PREFERRED "B"  CAPITAL STOCK
     CROFF ENTERPRISES, INC.

transferable only on the books of the Corporation by the holder hereof in person or by Attorney upon surrenderof this certificate properly endorsed.

    IN WITNESS WHERE OF, the said Corporation has caused this certificate to be signed by its duly authorized officers and its Corporate seal to be hereunto affixed.
	Dated:

                        					(Corporate Seal)

(Edwin W. Peiker)                                (Gerald L. Jensen)
  SECRETARY								                                  PRESIDENT