Form 10-Q
period 1997-03-31
CROFF OIL CO
filed 1997-05-15
CIK 25743

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended          March 31, 1997
	or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Operations For the transition period from _______________ to ________________
Commission File Number:                     1-100

                          CROFF ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
          Utah                                    87-0233535
   (State or other jurisdiction of			(I.R.S. Employer
    incorporation or organization)			 Identification No.)
 	1675 Broadway, Suite 1030, Denver, CO  80202
  (Address of principal executive offices)		  (Zip Code)
                             (303) 623-3383
	(Registrant's telephone number, including area code)
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
							   X    Yes	______ No
	APPLICABLE ONLY TO ISSUERS INVOLVED
	IN BANKRUPTCY PROCEEDINGS DURING
	THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
							________ Yes	______ No
	APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 516,265 shares, one class only.

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED).


_________________________________________________________________

PART I.	FINANCIAL INFORMATION	                 			Page Number

Balance Sheets as of December 31, 1996
      and March 31, 1997		                        						3

Statements of Operations  for
	the Three Months Ended March 31, 1997 and 1996			     	5

Statements of Cash Flows
	for the Three Months
	Ended March 31, 1997 and 1996		                     				6

Notes to Financial Statements                     							7

Management's' Discussion and Analysis of Financial
	Condition and Results of		                         					7


PART II.	OTHER INFORMATION

Reports on Form 8-K			                              					9

Signatures.							                               	     	10


_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Oil Company. The financial statements for the three months ended March 31, 1997 and 1996 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.

	PART I:  FINANCIAL INFORMATION
	CROFF OIL COMPANY
	BALANCE SHEET

                           									 Dec 31,         March 31,
							  	 	                            1996       		 1997

CURRENT ASSETS:
  Cash and Cash Equivalents:						$     184,565   $   201,122
  Marketable equity securities	         10,500          10,000
  Accounts receivable:
	Oil and gas purchasers	    					         31,764          24,609
	Refundable income taxes			  		           4,362            5,362
	Other advances					                 		      0               368


          Total current assets						$     231,191    $   241,461

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
      Proved properties 					     		       329,700        346,275
      Unproved properties 		    				       101,901        101,901
     									                             431,601        448,176
   Less accumulated depletion and
    depreciation 							                 (229,621)      (235,620)

		Net Property Value			            		      201,980	       212,556

   Furniture, fixtures & equipment			          0 	              0
   Less accumulated depreciation					          0 	              0
                                             				--	        	--
		Net property and equipment	     	 		      201,980	       212,556

   Coal investment              					        82,533    	    82,533
									    						 Total Assets						  $   515,704	       $536,550

PART I:  FINANCIAL INFORMATION
CROFF OIL COMPANY
BALANCE SHEET

                           	      							 Dec 31,	         March 31,
						  	 	                                 1996       		    1997

Current Liabilities:
  Accounts payable		                     				$ 3,164   	  $     2,268
  Accrued liabilities 				       		            1,660            1,659
							                                     -------------	    -------------
 	 Total current liabilities 			                  4,824		         3,927

Stockholders' equity :
   Class A Preferred, none issued

   Class B Preferred stock, no par
    value; 520,000 authorized,
    516,506 shares issued	                       233,744 	      233,744

   Common stock, $.10 par value
    20,000,000 share authorized
    579,143 shares issued 			                    		57,914		      57,914
   Capital in excess of par value			              672,799 		    672,799
    Accumulated deficit 				                     (370,931) 	   (348,938)
							                                     --------------	 --------------
							                                            593,526		     615,519
   Less treasury stock at cost,
    62,628 shares in 1996 and 62,878
    in 1997 						                                 (82,646)	   (82,896)

		Total stockholders' equity		                       510,880 	  532,623

Total Liabilities & Stockholder's Equity  		      $  515,704		$536,550

	CROFF OIL COMPANY
	Statement of Operations

                            	For the Three Months Ended March 31

			        					                                1996            		1997

 Revenue:
   Oil and gas sales..............				          $ 47,485	           $ 58,002
   Other income (loss)............        					      988         	    1,222

   Total revenue				                		             48,473  	         59,224

Costs and expenses:
   Lease operating expense........	            		   $ 10,629       $  9,274
   Depreciation and depletion.....		   		              7,500	   	    6,000
   General and administrative.....		  		              19,152      	  19,017
Rent Expense - Related Party...		  	             	     2,940		       2,940
                                                ------------      ----------
                                                 				 40,444		      37,231

Net income (loss)				                   	           $  8,029	     	$21,993

Earnings (Loss) Per Share	           			           $      .02		$      .04

CROFF OIL COMPANY
Statement of Cash Flows

                                         									For  the  Three
							        	                                 	Months Ended
							            	                                	March 31,
                                             1996       	   1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)					                		$  8,029	     $  21,993

  Adjustments to reconcile net income to
   net cash provided by operating activities:
	Depreciation and depletion	            				    7,500	     6,000
Change in assets and liabilities:
	Decrease in accounts receivable	  	     		       500	     6,155
  	Decrease/(increase) in other assets 	           0	       (368)
 	Increase/(decrease) in accounts payable        (605)	       (898)
  	Increase/(decrease) in accrued liabilities      (17)       		0



 	Total adjustments                    				  		    7,378	   10,889

  Net cash provided by                          ---------   --------
   operating activities:				    		           	    15,407     32,882

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale/Depreciation of
   marketable equity securities	   	     				    6,981       	      500
  Sale/Purchase)of Producing properties 				         0           (16,575)
                                               --------         ---------
	                                							    	    6,981           (16,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock			         			           0	            (250)
  Note payable                               					(50,000)      	     0
  								                                        ---------	    	---------
                                	  			    						 	(50,000)      	   (250)

Increase (decrease) in cash:			                			(27,613)        	16,557
Cash at beginning of period:					               $ 37,933           184,565
Cash at end of period:						                     $ 10,321         $201,122


CROFF OIL COMPANY
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997

1.	BASIS OF PREPARATION.

	The condensed financial statements for the three month periods ended March 31,
1997 and 1996 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange
Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein.  Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.  Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1996, which report has been filed with the Securities and
Exchange Commission, and is available from the company.

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

Three-Month Period Ended March 31, 1997, as Compared to the Three-Month Period Ended March 31, 1996.

OIL AND GAS OPERATIONS

	Oil and gas revenue, primarily from royalties, for the three months ended March
 31, 1997 was $58,002 compared to $47,485 for the quarter ending March 31,
1996.  This increase was due primarily to higher oil and natural gas prices which peaked during the first quarter.  Oil production was down slightly from
1996, but natural gas production increased.

	Production costs, which include lease operating expenses and all production related taxes, for the three months ended March 31, 1997, decreased slightly when compared to the production costs incurred during the quarter ended March
31, 1996, $9,274 during 1997 and $10,629 during 1996.  This slight decrease was due to more natural gas production which has lower operating costs and less expenses.




OTHER INCOME

	During the three month period ended March 31, 1997, the Company had other income of $1,222 from interest, capital gains, dividends, and lease payments. This was an increase from $988 in the same period in 1996. The increase was due to more interest income based on higher cash balances in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

	General and administrative expenses for the quarter ending March 31, 1997, were $19,017 plus rent expense of $2,940 for a total of $21,957 compared to $19,152 plus $2,940 for a total of $22,092 in the same period in 1996. The Company expects general and administrative costs to remain stable this year.

FINANCIAL CONDITION

	As of March 31, 1997, the Company's current assets exceeded current liabilities by $237,535.  As of December 31, 1996, the Company's current assets exceeded current liabilities by $231,191.  The Company's current ratio is approximately 60:1.  The Company intends to accumulate cash temporarily, while it seeks to find an acquisition company and/or oil and natural gas leases that it can buy at prudent prices.


	The Company expects to continue to operate at a positive cash flow for the calendar year. The Company intends to purchase oil and gas properties, out of current assets.


PART II.  OTHER INFORMATION


ITEM 6(b).  REPORTS ON FORM 8-K.

	The registrant has filed no reports on Form 8-K for the period ending March
31, 1997.




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


Date:__________MAY 15___, 1997