Form 10-Q
period 1997-06-30
CROFF ENTERPRISES INC
filed 1997-09-15
CIK 25743

9

                             AMENDED
      FORM 10-Q/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended          June 30, 1997
                                  or
[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For    the    transition    period   from   _______________    to
_____________________
Commission File Number:                     1-100

                                  CROFF ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)
            Utah                                    87-0233535
  (State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)
     1675 Broadway, Suite 1030,    Denver, CO             80202
 (Address of principal executive offices)            (Zip Code)
                                        (303) 623-1963
         (Registrant's telephone number, including area code)
_________________________________________________________________
                             ______
 (Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   _____ Yes  ______ No
                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
516,265 shares, one class only, as of June 30, 1997.
                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO  THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND  SIX
MONTHS ENDED JUNE 30, 1997 (UNAUDITED).


_________________________________________________________________

PART I.   FINANCIAL INFORMATION                   Page Number

Balance Sheets as of December 31, 1996
      and June 30, 1997                                     3, 4

Statements of Operations for the Three and
     Six Months Ended June 30, 1996 and 1997                     5

Statements of Cash Flows
     for the Six Months
     Ended June 30, 1996 and 1997                      6

Notes to Financial Statements                               7

Management's' Discussion and Analysis of Financial
          Condition      and      Results      of      Operations
7


PART II.  OTHER INFORMATION

Reports on Form 8-K                                    9

Signatures.                                            10


_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Enterprises, Inc. The financial statements for the six months ended June 30, 1997 and 1996 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.
                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET

                                         December 31,        June
30,
                                              1996           1997

CURRENT ASSETS:
   Cash  and  Cash  Equivalents:                         $184,564
$214,145
              Marketable            equity             securities
10,500               9,750
  Accounts receivable:
      Oil  and gas purchasers                              31,764
25,722
       Refundable  income  taxes                            4,362
6,362
        Other   advances                                        0
0

          Total  current  assets                         $231,191
$255,979

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
        Proved   properties                              $329,700
$348,752
        Unproved  properties                              101,901
101,901

                                                          431,601
450,653
       Less     accumulated    depletion     and     depreciation
(229,621)      (241,621)
Net  property  and  equipment                             201,980
209,032
      Coal    Investment                                   82,533
82,533

             Total    Assets                              515,704
547,544
                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET

                                          December 31        June
30,
                                               1996          1997

Current Liabilities:
    Accounts  payable                                   $   3,164
$1,476
   Accrued liabilities                                      1,660
3,585

      Total current liabilities                             4,824
5,061

Stockholders' equity:
   Class A Preferred, none issued
   Class B Preferred stock, no par value;
         520,000     authorized,    516,506     shares     issued
233,744                  233,744
Common stock, $.10 par value 20,000,000 shares
           authorized        579,143        shares         issued
57,914                57,914

Capital        in        excess        of        par        value
672,799             672,799
                         Accumulated                      deficit
(370,931)             (339,078)
                                                          593,526
625,379
   Less treasury stock at cost,  62,628 shares
         in       1996       and       62,878       in       1997
(82,646)                (82,896)

           Total  stockholders' equity                    510,880
542,483

                                                         $515,704
$547,544
                     CROFF ENTERPRISES, INC.
                     Statement of Operations

        For the Three And Six Months Ended June 30, 1997
                          (Unaudited)

                         For Three Months         For Six Months
                         Ended                    Ended
                            6/30/96          6/30/97      6/30/96
6/30/97
Revenue:

  Oil  and  gas sales........              $ 39,984  $47,515    $
87,469    $105,517
   Other  income  (loss).....              21,699           1,772
22,687               3,994

    Total  revenue              $ 61,683       $49,287   $110,156
$109,511

  Costs and expenses:
   Lease  operating  expense..          $    9,682          8,897
$  20,311          18,171
  Depreciation and depletion             4,500              6,000
12,000             12,000
General   and   administrative              20,438         21,631
39,813             41,648
  Rent  Expense  -  Related  Party            2,940         2,940
5,880                5,880

                            $   37,560    $39,468     $    78,004
$77,699

Net  income  (loss)             $ 24,123   $   9,819   $   32,152
$31,812

Earnings  (Loss) Per Share           $        .04     $       .01
$        .06   $        .06
                     CROFF ENTERPRISES, INC.
                     Statement of Cash Flows

                                                For  the  Six
                                                Months Ended
                                                June 30,
                                          1996              1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net      income     (loss)                                $32,152
$31,812

 Adjustments to reconcile net income to net cash
      provided    by   operating   activities   and    depletion:
12,000    12,000
   Change in assets and liabilities:
       Decrease(Increase)  in  Receivables                    453
4,041
       Decrease(Increase)  in  other  assets                4,800
0
          Decrease(Increase) in accounts payable          (1,932)
1,688
          Decrease(Increase)      in     accrued      liabilities
21    (1,409)
      (Gains)Losses  on  Sale  of  Assets                (22,247)
0
     Total adjustments                       $ (6,905) 16,320

Net cash provided by operating activities:                 25,247
48,132


CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase)Sale of oil & gas properties:                118,020
(19,052)
  (Purchase)Return of Coal Investment                       4,255
0
     Sale(Depreciation)   of   marketable    equity    securities
5,016          750
                                         127,292         (18,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase   of  treasury   stock                             0
(250)
   Proceeds  from  Note  Payable                         (50,000)
0
   Increase (decrease) in cash:                           102,539
29,580
   Cash  at beginning of period:                         $ 37,933
$184,565

Cash  at end of period:                                  $140,472
$214,145
                     CROFF ENTERPRISES, INC.
                  NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

BASIS OF PREPARATION

      The condensed financial statements for the three and six month periods ended June 30, 1997 and 1996 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

            MANAGEMENT'S' DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Three-Month Period Ended June 30, 1997,
   as Compared to the Three-Month Period Ended June 30, 1996.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the three months ended June 30, 1997 was $47,515 compared to $39,984 for the quarter ending June 30, 1996. This increase was due to increased production of oil and natural gas primarily from new purchases and increased natural gas production on existing leases. Prices for oil decreased from approximately $20 per barrel in this quarter in 1996, to slightly over $18 per barrel, this year. Natural gas prices were approximately even. Third party drilling activity in 1996 added to the Company's production in 1997, which more than offset the decrease in prices.

     Production costs, which include lease operating expenses and all production related taxes, for the three months ended June 30, 1997, were stable, $8,897 in 1997, compared to $9,682 during the same time period of the prior year. The low operating expenses are due to the large amount of royalty income. Depletion increased due to the purchase of new wells.


OTHER INCOME

      During the three month period ended June 30, 1997, the Company had other income of $1,772. The other income figure was $21,699 for the quarter ending June 30, 1996. This was due to a gain from the sale of producing leases during this quarter last year, while the current year reflects primarily interest income.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for the quarter ending June 30, 1997, were $21,631 plus rent expense of $2,940 for a total of $24,571 compared to $20,438, plus rent expense of $2,940, for a total of $23,378 in the same period in 1996. The Company expects general and administrative costs to remain stable this year.

             Six Month Period Ended June 30, 1997,
    as Compared to the Six Month Period Ended June 30, 1996.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the six months ending June 30, 1997, was $105,517 compared to $87,469 for the six months ended June 30, 1996. This increase was caused by higher oil and natural gas production, primarily increased natural gas from coal seam methane wells, and new well purchases. This was offset by lower oil prices compared to one year ago.

     Production costs, which include lease operating expenses and all production related taxes, for the six months ended June 30, 1997, were $18,171 in 1997, a decrease from $20,311 during the six months ended June 30, 1996. There was no significant difference in operating costs from 1996 to 1997.

OTHER INCOME.

     During the six month period ended June 30, 1997, the Company had other income of $3,994, primarily from interest and dividend earnings. During the first six months of 1996, the Company had other income of $22,687, primarily from the sale of oil and gas leases in addition to interest income. The Company also received a small bonus from leasing acreage during the fist six months of 1997.

GENERAL AND ADMINISTRATIVE.

      General and administrative expenses for the period ending June 30, 1997, were $41,648 compared to $39,813 for the six month period ending June 30, 1996. The difference was due to additional expenses for listing the Company's financials in Moody's Financial Services.


FINANCIAL CONDITION

      As of June 30, 1997, the Company's current assets of $255,979 exceeded current liabilities of $5,061 by $250,918. As of December 31, 1996, the Company's current assets were $231,191, and current liabilities were $4,824 for an increase in the Company's working capital position of approximately $29,612. This increase was due to the Company accumulating cash flow, most of which it has spent on acquiring an oil and gas lease in July, 1997. The Company intends to maintain cash while it seeks an acquisition or more producing leases. The Company expects to continue to operate at a positive cash flow for the calendar year.

PART II.  OTHER INFORMATION


ITEM 6(b).  REPORTS ON FORM 8-K.

      The registrant has filed no reports on Form 8-K for the period ending June 30, 1997.


                      S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      REGISTRANT:  CROFF
ENTERPRISES, INC.


                                                   By____________
                                            _____________________
                                                 Gerald L. Jensen
                                      Chief Executive Officer and
                                          Chief Financial Officer


                              By_________________________________
                                                 Beverly Licholat
                                         Chief Accounting Officer

Date:___________________, 1997