Form 10-Q
period 1997-09-30
CROFF ENTERPRISES INC
filed 1997-11-17
CIK 25743

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended          September 30, 1997
                                  or
[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For    the    transition    period   from   _______________    to
_____________________
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
   (Address of principal executive offices)          (Zip Code)
                                        (303) 628-1963
         (Registrant's telephone number, including area code)
_________________________________________________________________
                             ______
 (Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                X             Yes
______ No
                 APPLICABLE ONLY TO ISSUERS INVOLVED
                   IN BANKRUPTCY PROCEEDINGS DURING
                      THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    _______ Yes            ______
No
                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
516,305 shares, one class only, as of September 30, 1997.
                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO  THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE
MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED).

_________________________________________________________________

PART I.   FINANCIAL INFORMATION                   Page Number

Balance Sheets as of December 31, 1996
      and September 30, 1997                                3-4

Statements of Operations for the Three and
       Nine   Months   Ended  September   30,   1997   and   1996
5

Statements of Cash Flows
     for the Three and Nine Months
     Ended September 30, 1997 and 1996                      6

Notes to Financial Statements                               7

Management's Discussion and Analysis of Financial
          Condition      and      Results      of      Operations
7-9


PART II.  OTHER INFORMATION

Signatures.                                                 9


_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Enterprises, Inc. The financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.
                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET
                            Unaudited

                                              Dec 31,  Sept 30,
                                               1996
1997

CURRENT ASSETS:
  Cash and Cash Equivalents:                           $184,565
$216,953
  Marketable equity securities
10,500        15,250
  Accounts receivable:
     Oil and gas purchasers                           31,764
22,070
     Refundable income taxes                            4,362
2,206
              Total current assets                       231,191
256,479

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful efforts method:
      Proved properties                                  329,700
368,196
      Unproved properties                                101,901
101,901
  Less wazzu accumulated depletion and depreciation
(229,621)       (247,621)

Net property and equipment                               201,980
222,476
   Coal Investment                                    82,533
20,533

                                                   $ 515,704
$ 499,488
                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET
                            Unaudited

                                              Dec 31,   Sept 30,
                                                             1996
1997


Current Liabilities:
     Accounts   payable                                    $3,164
$1,451
   Accrued liabilities                                      1,660
2,153

      Total current liabilities                             4,824
3,604

Stockholders' equity
   Class B Preferred stock, no par value; 520,000 shares
      authorized,   516,506   shares   issued   and   outstanding
233,744   233,744
   Common stock, $.10 par value 20,000,000 share
           authorized,        579,143        shares        issued
57,914      57,914
         Capital      in      excess      of      par       value
672,799             672,799
    Accumulated deficit                                 (370,931)
(385,677)

                                                          593,526
578,780
   Less treasury stock at cost,
       62,628    shares    in   1996   and   62,878    in    1997
(82,646)           (82,896)

                    Total           stockholders'          equity
510,880            495,884

                                                    $     515,704
$ 499,488
                     CROFF ENTERPRISES, INC.
                     Statement of Operations

     For the Three and Nine Months Ended September 30, 1997
                           (Unaudited)


                               For Nine Months          For Three
Months
                                                            Ended
Ended
                                      9/30/96             9/30/97
9/30/96      9/30/97
Revenue:

Oil    and    gas   sales........                        $133,784
$151,054       $46,315   $45,537
Other    income......                         23,298         7364
611       4,120
     Total   revenue                       157,082        158,418
46,926     49,657

Costs and expenses:
  Lease  operating expense..                    29,636     25,760
9,324      7,589
  Depreciation  and depletion                   16,500     18,000
4,500      6,000
General  and  administrative                    61,447     58,584
21,857    17,686wazzu
   Interest                                     223             0
0      0
  Rent  Expense - Related Party                  8,820      8,820
2,940       2,940
Write  down  of coal investment                     0      62,000
0     62,000

                                       116,626            173,164
38,621     96,215

Net   income  (loss)                   $    40,456      $(14,746)
$  8,305  $(46,558)


Earnings  (Loss) Per Common  Share         $          .08       $
(.03)          $     .02    $     (.09)
                     CROFF ENTERPRISES, INC.
                     Statement of Cash Flows
                            Unaudited
                                                        For  the
Nine
                                                         Months
Ended

September 30,
                                               1996        1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/loss                                        $40,456
$(14,746)

Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and depletion                             16,500
18,000
Write down of coal investment                              0
62,000
Change in assets and liabilities:
Decrease in accounts receivable                          2,585
11,850
Decrease/Increase in other assets                        4,800
0
Increase/Decrease in accounts payable                   (2,433)
(1,713)
Gain/Loss sale of producing lease
(20,966)       0
Decrease/Increase in accrued liabilities
45                493

     Total adjustments                                      531
90,630

 Net cash provided by operating activities:
40,987       75,884

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale/Purchase of Securities                          4,557
(4,750)
  Sale of oil & gas field
118,020             0
  Purchase/Return of coal investment                        8,511
0
  Purchase of producing leases
(12,675)         (38,496)
                                                118,413
(43,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock                                  0
(250)
  Proceeds/Payoff of Note for Coal Purchase
(50,000)            0

                                                 (50,000)
(250)

Increase in cash:                                    122,230
32,388

Cash           at          beginning          of          period:
37,933          184,565
     Cash at end of period:                        $160,163
                            $216,953
                     CROFF ENTERPRISES, INC.
                  NOTES TO FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997

BASIS OF PREPARATION.

      The condensed financial statements for the three and nine month periods ended September 30, 1997 and 1996 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

          Three-Month Period Ended September 30, 1997, as Compared to the Three-Month Period Ended September 30, 1996.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the three months ended September 30, 1997 was $45,537 compared to $46,315 for the same time period of the prior year. This small decrease was due to lower oil and natural gas prices, offset somewhat by increased production. Oil prices were down about $2.00 per barrel and natural gas prices were flat compared to the quarter ending September 30, 1996.

     Production costs, which include lease operating expenses and production related taxes, for the three months ended September 30, 1997, decreased when compared to the same time period of the prior year, $7,589 in 1997 compared to $9,324 in 1996. This decrease was due to more royalty income, and less workovers on operated wells.

           Nine Month Period Ended September 30, 1997, as Compared to the Nine Month Period Ended September 30, 1996.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the nine months ending September 30, 1997, was $151,054 compared to $133,784 for the same time period of the prior year. This increase was due to higher royalties, primarily from higher production of coal seam natural gas in the Four Corners region of Colorado and New Mexico, and to increased production from purchased working interests, offset by lower prices.

     Production costs, which include lease operating expenses and all production related taxes, for the nine months ended September 30, 1997, decreased when compared to the same time period of the prior year, $25,760 in 1997 compared to $29,636 in 1996. This difference was due to less workovers in 1997.

OTHER INCOME.

      During the nine month period ended September 30, 1997, the Company had other income of $7,364 from interest earned, dividend payments, and lease bonuses. During the same nine month period in 1996, the Company had other income of $23,298. The Company's other income was lower due primarily to the sale of producing leases in Texas in the year earlier period.

GENERAL AND ADMINISTRATIVE.

      General and administrative expenses for the nine month period ending September 30, 1997, were $58,584 compared to $61,447 for the nine month period ending September 30, 1996. This difference was due to moving costs in 1996 when the Company moved its offices in Denver. During the nine month period ended September 30, the Company's total expenses increased to $173,164 in 1997 from $116,626 in 1996. The increase was due to the write off of $62,000 in the value of the note and coal leases in Indiana, as explained below. General and administrative expenses remain at approximately the same level during both years. The Company is currently operating with two part time officers and employees, and is contracting for its accounting services, office space and supplies.

FINANCIAL CONDITION

      As of September 30, 1997, the Company's current assets exceeded current liabilities by $252,875, compared to working capital of $226,367 at December 31, 1996. This increase of $26,508 in the Company's working capital position during the nine month period ending September 30, 1997 was due to the build-up of cash flow less the purchase of producing properties. The
Company's ratio of current assets to current liabilities was approximately 48 to 1 on December 31, 1996 and 70 to 1 on September 30, 1997.

      The Company is continuing its program to invest its cash in non-operated oil and gas working interests and royalties, and retaining cash to assist in expenses of any acquisition.

      As of September 30, 1997, the Company determined that it must write down the value of its coal investment. This was an approximate two percent investment in a limited liability company (L.L.C.) that held a mortgage note with an option to own two percent of a coal mine in Indiana. The major purchaser of this coal canceled the contract in December, 1995, and the coal company subsequently filed for Chapter 11 Bankruptcy protection. The assets were being liquidated while the L.L.C. sued the utility. In July, 1997, the trial court ruled against the L.L.C. Without a cash recovery from this litigation, which is being appealed, recovery of most of this investment is unlikely and the Company determined to reduce its investment to the estimated liquidation value of cash, land and equipment remaining.

PART II.  OTHER INFORMATION

ITEM 6(b).  NONE.


                         S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REGISTRANT:   CROFF  ENTERPRISES,
INC.


                              By_________________________________
                              Gerald L. Jensen
                              Chief Executive Officer


                              By_________________________________
                                        Beverly          Licholat
Chief Accounting Officer

Date:__________________, 1997