Form 10-K
period 1997-12-31
CROFF ENTERPRISES INC
filed 1998-04-30
CIK 25743

FORM 10K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

MARK ONE

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
            TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

      FOR THE TRANSITION PERIOD FROM N/A TO N/A

                          COMMISSION FILE NUMBER: 1-100

                             CROFF ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

UTAH                                                87-0233535
STATE OF INCORPORATION          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                                  1675 BROADWAY
                                   SUITE 1030
                            DENVER, COLORADO  80202
                          ADDRESS OF PRINCIAL ZIP CODE
                                 EXECUTIVE OFFICES

Registrant's telephone number, including area code:       (303)628-1963

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

As of March 1, 1998, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $435,000

As of March 1, 1998, the Registrant had outstanding 516,315 shares of common stock ($0.10 par value)

                                TABLE OF CONTENTS

                                     PART I

ITEM 1            BUSINESS..............................................       3

ITEM 2            PROPERTIES.............................................      6

ITEM 3            LEGAL PROCEEDINGS.................................          11

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..       11

                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY.......................12

ITEM 6            SELECTED FINANCIAL DATA.....................................13

ITEM 7            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................  13

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................15

ITEM 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURES...............      15

                                    PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....            15

ITEM 11     EXECUTIVE COMPENSATION........................................... 16

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................... 18

ITEM 13     CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS..........           18

                                     PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
            REPORTS ON FORM 8-K.............................................. 19

            SIGNATURES....................................................... 20

            FINANCIAL STATEMENTS............................................. 21

ITEM 1.     BUSINESS

    (a)   Description of Business

      Croff Enterprises, Inc. (formerly Croff Oil Company) and hereafter "Croff" or "the Company, was incorporated in Utah in 1907 as Croff Mining Company. The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company, however, continues to operate its oil and gas properties as Croff Oil Company. The principal office of the Company is located at 1675 Broadway, Suite 1030, Denver, Colorado 80202. The telephone number is (303) 628-1963.

      Croff is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests. Over the past ten years, Croff's primary source of revenue has been oil and gas royalties from producing mineral interests. Croff participates as a working interest owner in approximately 35 wells. Croff holds small royalty interests in over 200 wells. In 1997, Croff purchased working interests in five new wells, three gas wells in Michigan, a gas well in Colorado, and an oil well in Texas. In addition, Croff purchased a larger interest from Exxon in the Rentuer, a gas and oil well in Wyoming, and an oil well in Colorado. All of the wells from which Croff receives revenues are operated by other companies and Croff has no control over the factors which determine royalty or working interests revenues such as markets, prices and rates of production.

      After the drop of oil prices during 1986, the Company did not participate in exploration drilling through 1990. The Company in 1990, after paying off the last of its' long-term debt, again began to acquire producing oil and gas leases, and took a minor interest in a new well in 1991 and 1992. In 1992, the Company purchased working interests in eleven wells, royalty interests in three wells, and participated in a workover of an existing working interest wells. In 1993, the Company purchased a stripper field in South Texas, and sold it to a local operator, reserving a carved-out production interest, secured by a mortgage on the field. In 1994, the Company continued to purchase producing oil and natural gas wells. In 1995, Croff purchased a two percent interest in a mortgage note secured by an equal interest in an Indiana Coal Mine. This venture failed when the utility canceled the coal contract and Croff had to write off most of this investment. In 1996, the Company sold its carved-out production interest in South Texas and purchased three interests in oil and gas wells in Wyoming and Colorado. In 1997, the Company leased several tracts of its perpetual mineral interests in Northeast Utah as drilling activity increased.

      Since 1991, Croff has purchased interests in publicly traded oil and gas companies out of cash reserves. The Company intends to earn a better yield than cash on these current funds, which will be liquidated, as needed, to fund the purchase of oil and gas wells or other natural resource investments.

      Croff has one part-time employee, the President, and two Assistant Secretaries, who work for the Company as part of its contracted office space arrangement described in Item 13.

      (b)   Current Activities

      In 1997, the Company reported a slight loss, which was the first loss reported by the Company in over five years. This loss was due to a write down of the Company's investment in Carbon Opportunities, L.L.C. The Company, in March of 1995, purchased a 2% interest in Carbon Opportunities, L.L.C. Carbon Opportunities, L.L.C. had purchased a non-performing $6,000,000 note secured by the Buck Creek Coal Mine. The only source of repayment of the note was from operations at the Buck Creek Coal Mine. In December, 1995, the utility which was the major purchaser of coal from the mine, canceled the contract. Later, the mine filed a Chapter 11 bankruptcy. By the third quarter of 1997, it was clear that the mine would not be reopened, the lawsuit against the utility had been lost at the trial level, and liquidation of the equipment would not yield sufficient monies to recoup the investment. The Company determined that $62,000 of its original $100,000 investment would have to be written off. The Company had received $18,000 of its original investment and had written the investment down to approximately $82,000. Subsequently, the Company received $4,000, and there remains cash and equipment left to be liquidated of approximately $16,000, which is the remaining value of this asset on the Company's books. The only other recovery would be if the litigation were reversed on appeal or a settlement was reached. Management of the Company does not feel this is likely. The Company now considers this a liquidated asset and expects to debit any monies received against its remaining value on the Company's books.

      In 1996, the shareholders voted to adopt changes in the capital structure of the Company in order to provide more liquidity to the shareholders. The purpose of this recapitalization was to allow the Company to pursue ventures outside of the oil and gas business while retaining the Company's core oil and natural gas assets. In order to do this, the Company created a class of Preferred B stock to which all of the perpetual mineral interests and other oil and gas assets were pledged. Thus the Preferred B stock represents the oil and gas assets of the Company and all other assets are represented by the common stock. Each common shareholder received an equal number of Preferred B shares, one for one, at the time of this restructuring of the capital of the Company.

      Since 1996, the Board has looked for a merger, acquisition or other business combination using the common stock. Such transaction would substantially dilute the existing shareholders, but which would allow the Company to grow to a size where it could be actively traded and a market would develop for the common shares. At the same time, the Board decided to change the name of the Company to Croff Enterprises, Inc., but to continue to operate the oil and gas business as Croff Oil Company.

      The Preferred B shares are not registered or publicly traded, but are bought and sold through a clearinghouse which the Company holds each year. Any shareholder or any outsider is able to bid and ask for the shares of the Company. This process first took place in January and February of 1997, and is currently in process in 1998. In 1997, the sale of the Preferred B shares were closed at prices ranging from $.75 to $.90 per share. In 1998, the average price is approximately $1.00 per share. In 1997, approximately 13,365 shares were traded, and in 1998 approximately 30,000 shares have been offered. This system provides some liquidity to the Preferred B shareholders, and is paid for by the Company without charge or commission to the shareholders.

      The Company has had negotiations, at this point, with several private companies which were interested in merging with Croff in order to become public. These negotiations occurred throughout 1997 and are continuing. None of these negotiations have reached agreement. The Board has adopted an acquisitions strategy, however, as a long term strategy, and intends to continue to search for a potential partner or acquisition which would be of most benefit to the common shareholders and create the strongest public market for the common shares.

      With respect to the oil and gas assets of the Company, the Company has been active. In 1998, the Company is currently negotiating for the purchase of working interests in five natural gas wells in Oklahoma, which would be the largest acquisition the Company has made of producing oil and gas assets. While no contract has been entered into as of the day of this writing, it appears that the acquisition may be consummated within 30 days. The Company is currently negotiating with its bank to borrow a portion of the proceeds to purchase the gas wells in Oklahoma. In 1997, the Company purchased an interest in seven wells. The Company increased its interest in the Rentuer oil and gas well in Wyoming, by purchasing a portion of Exxon's interest, which had been put up for sale. The Company purchased an interest in a helium and gas well in Southeast Colorado. The Company also purchased a working interest in an oil well in North Dakota. In November of 1997, the Company purchased an interest in three gas wells in Michigan for approximately $50,000. The Company then purchased a larger interest in the Jones well in Colorado. Income from these wells should start in 1998, and should increase the Company's gas income.

      The Company in 1996 purchased three interests in oil and gas wells, primarily an oil and gas well in Campbell County, Wyoming. The Company was also the beneficiary of increased drilling and higher prices in San Juan County, New Mexico, and La Plata County, Colorado, from coal gas methane wells which produced higher revenues. The Company also received a 1/16 royalty in an offsetting gas well to the Company's current production in Western Colorado. The Company entered into two leases for additional drilling on its mineral interests in the Blue Bell Altamont field in northeast Utah.

      In the second quarter of 1996, the Company sold its carved-out production interest in the Taylor Ina field in Medina County, Texas. This carve-out production interest was sold for cash in the approximate amount of $106,000 to the operator of the field. The Company determined that the property had declined to a sufficient point, that its sale would yield sufficient monies that could be reinvested in other oil and gas properties to provide a higher and more consistent yield at less risk. The operator in Medina County, Texas, was able to borrow sufficient monies to buy out Croff for cash. Also during the second quarter, the Company sold its interest in a North Dakota well for cash, which well required a significant workover. This allowed the Company to accumulate significant amounts of cash to attempt to secure other oil and gas interests and to increase current assets as a part of its package of making the Company more attractive in order to grow the Company by the acquisition of a private business.

      In 1995, the Company also purchased a small interest in the Ash Unit, a pooled oil field in Campbell County, Wyoming. The Company also participated in a small interest in a gas well in Wyoming and as a royalty owner, it continued development in the Bluebell-Altamont Field.

      In 1994, the Company purchased small non-operating working interest in three oil wells and one gas well. It purchased a royalty interest in a gas well in Texas. In 1994, the Company received an increase in production from coal seam gas wells in La Plata County, Colorado, and San Juan County, New Mexico.

      In 1993, the Company purchased a small stipper field in Medina County, Texas. The Company paid $135,000 in aggregate for this field during 1993 and 1994. The Company entered into an agreement with a local operator in Medina County, Production Resources, Inc., to purchase the production company and the leases, subject to a carved-out production payment to Croff Oil Company. The carved-out production payment is secured by a mortgage on the leases and the equipment. The local operator does not have significant financial resources, so the continued payment of the "carved-out production payment" is dependent on the ability of the operator to stay in business, which is dependent on the price of oil. The Company sold this field in 1996 for $106,000. At the time of the sale the production payments had totaled over $70,000 on the Company's $135,000 investment.

      (c)   Major Customers

      Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 995, 1996 and 1997:
                                          1995        1996              1997
      Oil and gas:
ANR Production Company                    25.3% *     23.7%             23.0%
Burlington Resources Oil and Gas Company ------       10.5%             18.4%
Oasis Oil company                         15.6%     -------          --------
Pennzoil Production Company               11.9%       11.1%             12.2%
      *Includes Coastal Production Company

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

      The Company is advised that oil and gas operations are subject to particular and extensive environmental concerns, hazards, and regulations. Among these regulations would be included the Toxic Substance Control Act; Resources Conservation and Recovery Act; The Clean Air Act; The Clean Water Act; The Safe Drinking Water Act; and The Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). Oil and gas operations are also subject to Occupational Safety and Health Administration (OSHA) regulations concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on all oil and gas operations.

      In addition, various state and local authorities and agencies also impose and regulate environmental and employee concerns pertaining to oil and gas
production,   such  as  The  Texas  Railroad   Commission.   Often,  though  not
exclusively, compliance with state environmental and employee regulations constitutes and exemption or compliance with federal mandates and regulations.

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

ITEM 2.     PROPERTIES

      (a)   Oil and Gas Mineral Interests and Royalties

      The Company owns perpetual mineral interests which total approximately 4,600 net mineral acres, of which approximately 1,100 net acres are producing. The mineral interests are located in 110,000 gross acres in Duchesne, Utah, Wasatch and Carbon Counties in Utah, and approximately 40 net mineral acres in La Plata County, Colorado, an San Juan County, New Mexico.

      In 1997, there was increased leasing on the Company's mineral interests. After a period of approximately four years in which there was minimal leasing, the Company entered into four leases on acreage in Duchesne County, Utah, in 1997. This generated several thousand dollars in lease bonus revenue and should result in some production on this acreage in the next three years if the drilling is successful. In addition, the company has received new royalty payments from development drilling on previously leased acreage in Northeast Utah.

      In 1996, the company sold its carved-out production payment on 110 stipper wells in Medina county, Texas, which it had purchased in 1993. This carved-out production payment operated similarly to a royalty, with the Company receiving 200 barrels of oil a month, without operating expenses. The Company sold this interest for approximately $106,000 after owning this interest for approximately three years.

      As of December 31, 1997, the Company was receiving royalties from approximately 200 producing wells in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah. Royalties also were received from scattered interests in Wyoming, Colorado, New Mexico, Alabama, and Texas. Oil and gas revenues to the Company, primarily from royalties, were approximately $193,000 in 1997, $216,000 in 1996, $196,000 in
1995, and $197,000 during 1994. Natural gas income increased in 1996 and 1997 with increased gas sales from royalties on coal bed methane gas in San Juan County, New Mexico, and new wells in Western Colorado and Wyoming. Royalty income is contingent upon market demand, prices, producing capacity, rate of production, and taxes, none of which are in the control of the Company.

      The most important factor to the Company's revenue and profit, is the price of oil and natural gas. Oil prices have dropped drastically during the last year with posted prices for sweet oil in Utah dropping from around $23 per barrel in January to a low of less than $17 per barrel by the end of the year. The drop in prices continued into 1998, and currently prices, adjusted for inflation, are near the extreme lows of 1986. The market in oil prices, having declined from 1990 to 1993, turned around, and average oil prices increased from 1994 to 1996. In 1997, they started down and rapidly declined to 1993 price levels. Natural gas prices in 1997 were stable at the higher level of $2-$3 per MCF achieved by the final two months of 1996. Natural gas prices averaged $2.03 for the Company in 1997, the average price being higher for the first half of the year. The average price in 1996 was $1.86 per MCF. The warm winter of 1997-1998 is contributing to the currently falling natural gas prices. Because most of Croff's natural gas is in the Rocky Mountains, Croff Oil Company's average price for natural gas was not as high as gas producers in Texas and the Gulf area received.

      (b)   Oil and Gas Working Interests

      In 1997, the Company purchased an interest in seven wells. The Company increased its interest in the Rentuer oil and gas well in Wyoming, by purchasing a portion of Exxon's interest. The Company purchased an interest in a helium and gas well in Southeast Colorado. The Company also purchased a working interest in an oil well in North Dakota. In November of 1997, the Company purchased an interest in three gas wells in Michigan for approximately $50,000.

      During 1996, the Company purchased an interest in the Rentuer well in Campbell County, Wyoming, and in the Jones well in Colorado. Both have been successful oil and gas producers. The Company sold its interest in the Anderson State well in North Dakota and in the Taylor-Ina field in Medina County, Texas. Overall, this increased the Company's cash reserves to approximately $200,000 by the end of 1996. The Company is actively seeking additional oil and gas wells with a portion of this cash.

      In 1995, the Company purchased a working interest in the Ash Unit in Campbell County, Wyoming. This is a pooled field which has operating costs equal to about one-half of the net revenue. The Company invested primarily in a note secured by a coal mine in 1995 and thus purchased less oil and natural gas leases.

      In 1994, the company purchased small working interests in a gas well in New Mexico; a gas well in Alabama; an oil well in Montana, a gas well in Oklahoma; and a waterflood in Wyoming in which the Company already had a working interest. The Company spent an aggregate of less than $25,000 on these purchases. In 1993, the Company sold its working interest in the five wells which it had purchased in 1992 in Frio County, Texas. It determined these wells were not profitable and were sold for salvage value. The company did not participate in any other drilling in 1993, and did not purchase any further working interests, but received a royalty interest on four new wells.

      Except for purchasing a small interest in the drilling of one well in 1991, and another in 1995, the Company has not engaged in drilling activity. The Company has participated, in the last few years, in the reworking of four existing wells, three in Utah and one in North Dakota. The Company participates in new wells drilled by other operators as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells. In 1997, the Company was not involved in any current drilling activity, by may participate in drilling ventures during the next fiscal year.

                           ESTIMATED PROVED RESERVES,
                    FUTURE NET REVENUES AND PRESENT VALUES

      The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by management for the fiscal years ending December 31, 1997, 1996, and 1995. All of the Company's revenues are located within the continental United States. The following table summarizes the Company's estimate of proved oil and gas reserves at December 31, 1997, 1996, and 1995.

                                Reserve Category
12/31   Oil (Bbls)  Gas (Mcf)   Oil (Bbls)     Gas(Mcf)    Oil (Bbls)  Gas (Mcf)

19      53,508      204,865     17,047         13,111      70,555      217,976
1996    38,101      265,748     13,011          9,376      51,012      275,124
1997    39,339      301,343     12,612         13,423      51,951      314,766

(1)   The Company sold oil reserves in 1996.

      The estimated future net reserves (using December 31 prices and costs for each respective year), and the present value of future revenues (discounted at 10%); for the company's proved developed and proved undeveloped oil and gas reserves, for the years ended December 31, 1995, 1996, and 1997 are summarized as follows:

      Proved Developed              Proved Undeveloped            Total
                 Present                   Present                   Present
      Future     Value of       Future     Value of      Future      Value of
As of Net        Future Net     Net        Future Net    Net         Future Net
1995  $866,034   $539,782       $246,791   $196,504    $1,112,824    $736,287
1996  $942,653   $574,473       $238,347   $191,527    $1,181,000    $766,000
1997  $970,392   $629,784       $199,701   $129,606    $1,170,093    $759,390

      "Proved developed" oil and gas reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relative major expenditure is required for recompletion.

      For  additional   information   concerning  oil  and  gas  reserves,   see
Supplemental Information - Disclosures About Oil and Gas Producing Activities - Unaudited, included with the Financial
Statements filed as a part of this report.

      Since December 31, 1996, the Company's has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.

                               Oil and Gas Acreage

      During the last five fiscal years, the Company decreased its holdings in undeveloped oil and gas leases and generally retained its holdings in developed oil and gas leases. The Company's acreage position was relatively static during the fiscal years ending December 31, 1995, 1996, and 1997.

      "Developed acreage" consists of lease acreage spaced or assignable to production on wells having been drilled or completed to a point that would permit production of commercial quantities of oil or gas. "Gross acreage" is defined as total acres in which the Company has any interest; "Net acreage" is the actual number of mineral acres in which the mineral interest is owned entirely by the Company. All developed acreage is held by production.

      The acreage is concentrated in Utah, Texas, Oklahoma, Michigan, and Alabama and is widely dispersed in Colorado, Montana, New Mexico, North Dakota, an Wyoming.

                    COMPANY'S INTEREST IN PRODUCTIVE WELLS
                                 (Gross and Net)

      The following table shows the Company's interest in productive wells as of December 31, 1997.

                  Oil Wells (1)                 Gas Wells (2)
                  Gross      Net                Gross       Net
                  212        1.87               35           .9

(1) Primarily located in the Bluebell-Altamont field in Northeastern Utah; These wells include some natural gas production, but are primarily oil wells.

(2) Primarily located in Rio Blanco and LaPlata counties, Colorado, Beaver County, Oklahoma, San Juan county, New Mexico, Otsego County, Michigan, and Duchesne and Uintah Counties, Utah.

                        HISTORICAL PRODUCTION TO COMPANY

      The following table shows approximate net production to the Company of crude oil and natural gas for the years ended December 31, 1995, 1996, and 1997:

                                  Crude Oil         Natural Gas
                                  (Barrels)         (Thousands of Cubic Feet)
                                                    MCF
Year Ended December 31, 1995:         8,278         35,250
Year Ended December 31, 1996:         5,886         44,938
Year Ended December 31, 1997:         5,295         46,222

      There are no delivery commitments with respect to the above production of oil and natural gas, except on wells in which the Company has a royalty interest. The Company is unaware of the circumstances of any delivery commitments on royalty wells.

               AVERAGE SALES PRICE AND COSTS BY GEOGRAPHIC AREA

      The following table shows the  approximate  average sales price per barrel
(oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues for 1995, 1996, and 1997.

                                                 1995        1996        1997
Average sales price per bbl of oil              $15.62      $20.38     $18.55
Average production cost per bbl                 $ 4.70      $ 5.90     $ 4.24
Average sales price per Mcf of natural gas      $ 1.40      $ 1.86     $ 2.03
Average production cost per Mcf of natural gas  $  .47      $  .51     $  .40

      The average production cost for oil was lower in 1997, when compared to 1996, $4.24 per barrel in 1997 and $5.90 per barrel in 1996. The Company had less workovers on its oil wells in 1997, and more production from low cost wells. In 1996, there were more workovers, as well as more production taxes due to higher oil prices.

      The average production cost for natural gas dropped in 1997, due to a large amount of royalty gas from San Juan County, New Mexico. The cost of production for natural gas was $.40 in 1997, $.51 in 1996, and $.47 in 1995. This was caused by increased sales of natural gas but with more production coming from royalty wells, resulting in a lower price per MCF.

      This Company's oil and gas operations are conducted by the Company through its corporate headquarters in Denver, Colorado.

      (c)   Mining Interests

      The Company has an indirect interest in coal leases in Sullivan County, Indiana. These coal leases are security for a promissory note owned by Carbon Opportunities, L.L.C., in which the Company holds a 2% interest. The leases were operated as the Buck Creek Coal Mine during 1995, but have since gone into bankruptcy and are currently in a Chapter 11 liquidation. The Company has not made any reserve estimates of coal in place on such leases as the value of the leases has been written off. The Company currently has no mining operations on its mineral interests.

      (d)   Corporate Offices and Employees

      The corporate offices are located at 1675 Broadway, Suite 1030, Denver, Colorado 80202. The Company is not a party to any lease but currently pays $1,600 a month to Jenex Operating Company, which is partially owned by the Company's president, for office space and all office services, including rent, phone, office supplies, secretarial, land, and geology. The Company's office expenses are approximately $20,000 per year. The Company is continuing this arrangement on a month-to-month basis. The Company believes this arrangement is below true market rate for equivalent facilities and services.

      The Company currently has five (5) directors. The Company has one part time employee, the President, and two assistant secretaries on a contract basis employed at the Company's corporate offices. None of the officers or employees are represented by a union.

      (e)   Foreign Operations and Subsidiaries

            The Company has no foreign operations, exports, or subsidiaries.

ITEM 3.     LEGAL PROCEEDINGS

      There are no legal actions of a material nature in which the Company is engaged.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's 1996 annual meeting was held at the Croff Oil Company office in Denver, Colorado on November 25, 1997. The Company solicited proxies on the following matters, with the results of the balloting being as follows:
Election of Directors
Gerald L. Jensen                                Approval of Auditors
      For:        269,747                       For:         269,077
      Against:          0                       Against:           0
      Abstain:        100                       Abstain:           0
Richard H. Mandel, Jr.
      For:        269,747
      Against:          0
      Abstain:        100
Dilworth A. Nebeker
      For:        261,929
      Against:      7,818
      Abstain:        100
Edwin Peiker
      For:        269,747
      Against:          0
      Abstain:        100
Julian D. Jensen
      For:        269,747
      Against:          0
      Abstain:        100
                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S SECURITIES AND RELATED
            STOCKHOLDER MATTERS

      On February 28, 1996, the shareholders approved the issuance of the Preferred B stock to be issued to each common shareholder on the basis of one share Preferred B for each share of common stock. The Company in the fourth quarter of 1996 issued all of the Preferred Shares and delivered the Preferred B shares to each of the shareholders for which it had a current address. The Preferred B shares are restricted and tradable only through a clearinghouse held by the Company from December through February of each year. The Company established a bid and ask format, whereby any shareholder could submit a bid or ask price for each Preferred B share. During the first bid and ask period in 1997, bids of $.75 were received and asked prices of $.75 and $.90 were received, and 13.365 Preferred B shares were traded at $.75 or $.90. All of these transactions are now completed. In 1997-1998, the bid prices received are $.90-$1.00 and approximately 30,000 shares are expected to be traded at this price. Because the stock is restricted and the Company has agreed to act as a clearinghouse for the sales of these Preferred B shares, the Company is acting as its own transfer agent, with respect to these Preferred B shares only.

      In November, 1991, the Common Stock was reversed split, 1:10, and a trading range of approximately $1.00 bid to $1.10 was established and prevailed for approximately four years. A few transactions were conducted in the over-the-counter market or on the pink sheets, but the stock was not listed on any exchange and did not qualify to be listed on the NASDAQ small cap exchange. Therefore, there has been almost no trading in the Company's securities during the last five years. The Company has purchased common stock on an unsolicited basis during this period at a price of $1.00-$1.20 per share and certain limited transactions known to the Company were traded within this same range. The chart below shows the trading of which the Company is aware during the last three years.

      The trading range for 1997-1998 is shown for Preferred shares and common shares as a guide to the shareholders as to what transactions have either taken place or of which the Company is aware of the bid or ask price. One of the principal reasons for issuance of the Preferred B shares, was to attempt to use the common shares of the Company to grow the Company to a size whereby an active trading market will develop.

                   COMMON SHARES - 516,315 SHARES OUTSTANDING
                             BID RANGE (1), (2), (3), (4)
            Calendar Quarter                      Bid               Asked
      1995: First Quarter                        $1.00              $1.10
            Second Quarter                       $1.00              $1.10
            Third Quarter                        $1.00              $1.10
            Fourth Quarter                       $1.10              $1.20
      1996: First Quarter                        $1.10              $1.20
            Second Quarter                       $1.10              $1.20
            Third Quarter                        $1.10              $1.20
            Fourth Quarter                       $1.10              $1.20
      1997: First Quarter                        $ .50 (4)          $ .75 (4)
            Second Quarter                       $ .50 (4)          $ .75 (4)
            Third Quarter                        $ .50 (4)          $ .75 (4)
            Fourth Quarter                       $ .50 (4)          $ .75 (4)
      1998: First Quarter                        $ .65 (4)          $ .75 (4)

(1) Only a few  transactions  resulting in the transfer of stock took place in 1995, 1996 or 1997.
(2) In 1991,  the Company  tendered for its own 1:10  reverse  split shares at $1.00 per share net to the shareholder. Approximately 29,000 Shares were purchased by the Company. All prices shown are following  the implementation of the reverse split.
      (3)   TheCompany  repurchased   approximately  10,000  of  its  shares
            for its Treasury in 1995 at $1.00 and $1.05 per share from an estate and a bankruptcy trustee.
(3) Therestricted Preferred B shares were first issued in 1996, and trade in a Company sponsored clearinghouse from December-February of each year, so the 1997 and prices subsequent reflect the common share price to which the Preferred B price must be added to compare earlier periods.

      As of December 31, 1997, there were approximately 1,100 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

                PREFERRED "B" SHARES-  516,315 SHARES  OUTSTANDING
                       BID RANGE (1), (2), (3), (4)
            Calendar Quarter                Bid                  Asked
      1997: First Quarter                   $.75-$.90            $.90
            Second Quarter                  No Trading           No Trading
            Third Quarter                   No Trading           No Trading
            Fourth Quarter                  $.75-$.90            $1.00
      1998: First Quarter                   $.90                 $1.00


ITEM 6.     SELECTED FINANCIAL DATA

Fiscal Year Ended December 31:
                      1993        1994        1995        1996        1997
REVENUES
Operations
  Oil and Gas         $201,182    $196,780    $195,834    $216,870    $193.099
  Other Revenues      $  7,606    $  6,139    $  9,596    $ 27,181    $ 14,790
Expenses              $166,854    $167,080    $173,919    $170,258    $220.627
  Net Income          $ 42,579    $ 34,183    $ 31,511    $ 73,793    $(12,738)
  Per Common Share    $    .08    $    .06    $    .06    $    .14    $   (.12)
Working capital       $ 74,934    $ 74,401    $ 26,457    $226,367    $205,339
Long-term debt              --          --          --          --          --
Total assets          $402,414    $430,327    $505,018    $515,704    $504,875
Stockholders' equity  $384,673    $418,856    $440,527    $510,880    $497,892
Dividends per share     NONE        NONE        NONE        NONE        NONE


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITIONS AND RESULTS OF OPERATIONS

      (a)   Results of Operations

      Oil and gas sales for the fiscal year ended December 31, 1997, decreased from $216,870 in 1996 to $193,099 in 1997. This decrease was due to the steep decline in oil prices. Natural gas sales increased primarily from increased sales from coal seam gas in New Mexico. Oil sales decreased due to the natural decline in the fields. Production purchases and new drilling may partially offset this decline when it comes on stream in 1998. However, the drastic drop in oil prices from one year ago is sure to decrease revenues from existing oil production significantly in 1998.

      Oil and gas sales for the fiscal year ended December 31, 1996, increased from $195,834 in 1995 to $216,870 in 1996. This was caused by several factors, natural gas production from coal seam gas increased, the price of oil reached a three year high, and production from purchased oil wells was added. Oil prices in 1996 benefited from a cold winter that caused heating oil to rise carrying crude prices upward. Then prices firmed up at the higher levels and increased again at the end of the year. The shortage of oil in Western Colorado and Eastern Utah resulted in a premium price for much of this oil. Natural gas prices benefited from the cold winter which drew down storage levels. An actual or perceived shortage of natural gas during November, 1996, through February, 1997, resulted in a price level of $3-$4 per MCF by early 1998. Natural gas has risen to over 45% of total oil and gas revenues and oil revenues are now less than 55%.

      Oil prices in 1995 rose, then fell, then rose again at the end of the year resulting in an overall increase of about $1.00 per barrel. Natural gas prices were lower during the first half of 1995, and then began to rise. During the last half of the year, natural gas prices rose from around $1.20 per MCF to about $1.70 per MCF. Because some of Croff's natural gas production has been locked in at higher prices due to previous contracts, only a portion of Croff's natural gas production benefited because of this increase. The natural gas production for Croff was higher with the increase in coal seam gas which has been a lower priced product.

      Operating expenses including production taxes, in the fiscal year ending December 31, 1997, were $40,824 compared to $58,556 in 1996. This decrease was due to less workover expenses in 1997, the sale of higher cost wells, and the purchase of natural gas wells, which have lease operating expenses, at better prices than royalty interests, which do not have operating expenses, so management expects lease operating expenses to increase with more production. Currently production increases were being offset by lower prices.

      Operating costs increased from $55,584 in 1995 to $58,356 in 1996. This increase in lease operating expenses was due to higher costs in some of the Utah fields where Coastal completed workovers on wells acquired from Linmar Petroleum Company. The overall strategy of the Company in using its cash flow to purchase interests in oil and gas properties has resulted in gradual increases in total oil and gas production. The Company has attempted to sell or abandon its interest in wells with high operational costs, as a percent of revenues.

      General administration expenses increased from $73,673 in 1996 to $79,495 in 1997. The principal reason for this increase was a raise of $6,000 per year to the President. The President's salary had not been increased in over ten years and the Board of Directors raised it, effective April 1, 1997. Other income increased due to interest on cash and dividends on stock and lease bonus income.

      General and administrative expenses increased in the fiscal year ended December 31, 1996, to $73,673 from $66,698 in 1995. This increase was due to a higher legal, accounting and administrative expense incurred in designing, authorizing and delivering the new capital structure of the Company including the Preferred B shares which were issued in 1996. Other income also increased due to higher interest being paid on the Company's higher cash balances, and profits on sales of oil and gas properties.

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

      (b)   Capital Resources and Liquidity

      At December 31, 1997, the Company's current assets totaled $212,322 and the Company's current liabilities totaled $6,983, for a working capital position of $205,339. The Company has maintained approximately this liquid position for the last two years. This liquidity decreased from $231,191 at December 31, 1996, to the $205,339 at December 31, 1997. This decrease was due to the Company purchasing oil and gas wells during 1997. The Company is currently seeking to acquire a group of gas wells which will decrease its liquidity considerably. The Company's current ratio is still in excess of 30:1. The management of the Company has determined that it is advantageous to maintain a more liquid position during the time it seeks to reach a reverse acquisition with respect to the Company. In the meantime, the Company continues to seek to buy oil and gas properties.

      In 1996, the Company increased its current ratio by decreasing its current liabilities from $64,491 to $4,824, while increasing its current assets to $231,191. In 1996, the Company's current ratio increased as it paid off bank debt and paid down payables and utilized its cash flow to accumulate cash.

       The Company increased its current assets in 1995 to $90,948. However, its current liabilities increased from $11,471 to $64,491 due to investing in the promissory note secured by the coal mine in Indiana. The Company accumulated cash in order to pay off this note, which was paid off on March 1, 1996. Thus while the current ratio of the Company at the end of December, 1995 was approximately 3:2, the current ratio in early 1996, was approximately 3:1.

      The Company continues to enjoy a positive cash flow that it will utilize to invest. Because of the recent reorganization of the Company, the Company intends to use its cash flow for oil and gas purchases. The Company would expect that future cash positions and liquidity will be dependent upon its success in doing a merger, or reverse acquisition, and the amount of oil and gas properties it buys.

      Because the Company's revenues are primarily from royalty payments and the Company does not have significant operating expenses, inflation is favorable to the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See index to financial statements, financial statement schedules, and supplemental information, beginning with Page 22 (F-1) hereof.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a)(b)(c)   Identification of Directors, Officer and
Significant Employees.

      The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H. Mandel, Edwin W. Peiker, and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The following is provided with respect to each officer and director of the Company as of March 1, 1998.

GERALD L. JENSEN, 58, PRESIDENT AND DIRECTOR
      President of Croff Oil Company since October, 1985. Prior to this date, Mr. Jensen was Chairman of Petro-Silver, Inc., a public company, for over five years. Mr. Jensen was a director of Pyro Energy Corp., a public company engaged primarily in coal production, from 1978 until the Company was sold in 1989. Mr. Jensen is also an owner of private real estate, development, and oil and gas companies.

RICHARD H. MANDEL, JR., 68, DIRECTOR
      Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and gas producing company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado. Since July, 1994, he has been a Board Member of Wichita River Oil Company.

DILWORTH A. NEBEKER, 57, DIRECTOR
      Mr. Nebeker served as President of Croff from September 2, 1983 to June 24, 1985, and has been a director of Croff since December, 1981. He has been a lawyer in private practice for the past ten years. Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.

EDWIN W. PEIKER, JR., 66, DIRECTOR AND SECRETARY
      Mr. Peiker was President of Royal Gold, Inc., from 1988 through 1991, and continues to be a director. Since 1986, Mr. Peiker has been a Vice President and Director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities. Prior thereto he was involved in private investments in oil and gas exploration and production. Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983. AMAX is primarily engaged in mine evaluation and resource analysis.

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

ITEM 11     EXECUTIVE COMPENSATION

      (a)   Remuneration

      During the fiscal year ended December 31, 1997, there were no officers, employees or directors whose total cash or other remuneration exceeded
$60,000.

                           Summary Compensation Table
                         1997 Compensation of C.E.O. (1)
                                                                       Total All
     Salary        Bonus         Other         Stock Options        Compensation

     $52,500       0             0             0                    $52500
      per annum

(1) Gerald L. Jensen is employed part time as the President and C.E.O. of Croff Enterprises, Inc.

      Effective March 20, 1997, the President's salary was increased to $54,000 per year. In addition, the Company will contribute 3% of his salary to a Simple IRA Plan.

      Directors, excluding the President, are not paid a set salary by the Company, but are paid $350 for each half-day board meeting and $500 for each full-day board meeting. The increased compensation for the directors was approved at the Board of Directors meeting held on March 20, 1997, to be effective immediately.

      (b)   Proposed Remuneration

      During the current fiscal year, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $500 for a full day meeting.

      Based on the current remuneration, for the fiscal year ending December 31, 1997, no officer or director shall receive total cash remuneration in excess of $60,000.

      (c)   Options, Warrants or Rights

      Directors were authorized and issued stock warrants in 1991, that essentially provide each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant is for 20,000 shares. The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. The expiration date of the warrants is December 31, 1999. No stock options were granted in the fiscal year ending December 31, 1997.

      The chart below sets out the terms and value of the above warrants to all officers and directors, none of which have been exercised.


           Officers and Directors Warrants and Compensation (1997)

          Warrant to    Termination  Exercise  Current Value  Director
          Buy           Date         Price    (Estimated) (1) Compensation
Directors excluding
President:10,000 Shares 12/31/99     $1.00     $ 7,500        $  4,200

President:20,000 Shares 12/31/99     $1.00     $15,000        $54,000 as Pres.

(1) Based on a current stock price of $1.00 for Preferred B shares and $.75 for common shares for a total estimated value of $1.75, over option price of $1.00 per share. There is no market for the warrants and an extremely limited market for stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

      (a)(b)   Security Ownership of Certain Beneficial Owners and
               Management

      The following table sets forth the beneficial ownership of Common stock of the Company as of December 31, 1997, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its only class of outstanding voting securities, and (b) each director and nominee and all directors and officers as a group.


                                          Shares                   Percentage of
                                          Beneficially             Class of
                                          Owned                    Stock
Jensen Development Company                132,130 (1)              25.58%
      1675 Broadway, Suite 1030
      Denver, Colorado 80202
Gerald L. Jensen                           71,215 (2)              13.27%
      1675 Broadway, Suite 1030
      Denver, Colorado 80202
Edwin W. Peiker, Jr.                       14,000 (2)               2.66%
      550 Ord Drive
      Boulder, Colorado 80401
Dilworth A. Nebeker                        11,300 (2)               2.15%
      201 East Figueroa Street
      Santa Barbara, California 93101
Richard H. Mandel, Jr.                     10,100 (2)               1.92%
      3333 E. Florida #94
      Denver, Colorado 80210
Julian D. Jensen                           46,532 (2)(3)            8.84%
      311 South State Street, Suite 380
      Salt Lake City, Utah 84111
Directors as a Group                       285,277                 49.48%

(1)   Jensen Development Company is wholly owned by Gerald L. Jensen

(2) Includes a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share, expiring December 31, 1999. Mr.
      Gerald L. Jensen's warrant is for 20,000 shares. None of the warrants have been exercised.

(3) Includes shares held in Jensen Family Trust (31,532) in which Julian D. Jensen is the Trustee and approximate 43% beneficial owner. Mr. Gerald L. Jensen holds an approximate 38% beneficial interest in these Trusts.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company currently is in an office sharing arrangement with Jenex Corporation, hereafter "Jenex", a company in which the President, Gerald L. Jensen, is a 50% shareholder. Jenex provides offices, phones, office supplies, computers, photocopier, fax, and all normal and customary office services. In addition, the Company shares an accountant and two assistant secretaries who are paid by Jenex. Jenex also provides assistance from a geologist. Croff currently reimburses Jenex $1,600 per month for all of these expenses. This fee was increased from $1,400 to $1,600 to be retroactively effective October 1, 1997, by approval of the Directors at the Board meeting held on November 25, 1997. These arrangements were entered into in order to reduce the Company's overhead. The Company is currently continuing this arrangement on a month-to-month basis. In the opinion of management, the amounts paid by Croff to Jenex for the personnel, office, equipment use, and other services are below the cost for such items if independently obtained.

      The Company retains the legal services of Jensen, Duffin, Carman, Dibb & Jackson. Julian Jensen, a director, as a professional corporation, is part of this association. Legal fees paid to this law firm for the years ending 1997, 1996, and 1995 are, respectively, $2,086, $4,398, and $2,222.

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

      None

      (c)   Exhibit Index

      I.     Report of Independent Certified Public Accountants

      II.    Proxy Statement for Meeting on November 25, 1997.

      III.   Question and Answer Sheet for Shareholders on Preferred B
             Shares

      IV.    Copy of Preferred B Certificate

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                          REGISTRANT:

                                          CROFF ENTERPRISES, INC.


Date: March 31, 1998                      By: /S/Gerald L. Jensen
                                          Gerald L. Jensen, President,
                                          Chief Executive Officer

Date: March 31, 1998                      By: /S/ Beverly Licholat
                                          Beverly Licholat,
                                          Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: March 31, 1998                      By: /S/Gerald L. Jensen
                                          Gerald L. Jensen, President

Date: March 31, 1998                      By: /S/ Richard H. Mandel
                                          Richard H. Mandel, Jr., Director


Date: March 31, 1998                      By: /S/ Edwin Peiker
                                          Edwin Peiker, Jr., Director


Date: March 31, 1998                      By: /S/ Dilworth A. Nebeker
                                          Dilworth A. Nebeker, Director


Date: March 31, 1998                      By: /S/ Julian D. Jensen
                                          Julian D. Jensen, Director

                                 PROXY STATEMENT
                             CROFF ENTERPRISES, INC.
                       1997 ANNUAL MEETING OF SHAREHOLDERS
                                November 25, 1997

      THIS  PROXY  STATEMENT  IS BEING  MAILED  TO  SHAREHOLDERS  OF  RECORD  IN
CONNECTION WITH THE SOLICITATION OF THEIR VOTE BY THE BOARD OF DIRECTORS OF CROFF OIL COMPANY (the Company) with regard to the Annual Meeting to be held on November 25, 1997 at 10:00 a.m. at 1675 Broadway, Suite 1030, Denver, Colorado 80202, Telephone: (303) 628-1963. This Proxy Statement should be reviewed in connection with the enclosed copy of the Annual Reported filed on SEC Form 10-K dated December 31, 1996, and the most recent Statement of Operations for the quarter ending June 30, 1997.
      VARIOUS ITEMS OF IMPORTANT INFORMATION AND ACCOUNTING FOR THE COMPANY RELATED TO THIS PROXY STATEMENT ARE SET-OUT IN THE ENCLOSED ANNUAL REPORT ON FORM 10-K OR THE MOST RECENT STATEMENT OF OPERATIONS. SUCH DETAILED INFORMATION MAY BE RELEVANT IN REVIEWING THIS PROXY STATEMENT, BUT IS NOT REPEATED IN THIS DOCUMENT. ACCORDINGLY, EACH SHAREHOLDER SHOULD REFER TO THE FORM 10-K AND RECENT QUARTERLY FINANCIAL INFORMATION BEFORE COMPLETING THEIR PROXY BALLOT.
      Proxies voted in accordance with the accompanying ballot form which are properly executed and received by the Secretary to the Company prior to the Annual Meeting will be voted.
                              Revocability of Proxy
      A shareholder returning the enclosed proxy ballot has the power to revoke it at any time before it is exercised and may do so by written notice to the Secretary of the Company at the address set forth above, effective upon receipt of such written notice, or by voting in person at the Annual Meeting. Attendance at the Annual Meeting, in and of itself, will not constitute revocation of a proxy.
                                Voting Securities
      The record date for the determination of shareholders entitled to vote at the Annual Meeting is the close of business on October 10, 1997. There were issued, outstanding and entitled to vote on such date approximately 516,515 shares of the 20,000,000 authorized shares. The Company has authorized 5,000,000 shares of Class "A" preferred non-voting stock, none of which are issued; and 520,000 shares of Class "B" preferred non-voting stock of which 516,500 are presently issued and outstanding. The Company has only the one class of Common Shares, each of which is entitled to one vote. The Company does not have cumulative voting. Accordingly, each shareholder may vote all of his shares on each separate ballot proposal. The Company will bear all costs of this proxy solicitation.
      Shares entitled to vote will be determined based upon the official shareholder record of October 10, 1997. Actual votes cast will be determined by the physical counting of votes in person or proxy by the inspector of elections to be appointed prior to the meeting by the Board of Directors. Any dispute as to votes or entitlement to vote will be decided by majority vote of the Board of Directors. Abstentions and broker non-votes will not be counted for either quorum or ballot purposes.
      As to each item to be voted upon in this Proxy, a numerical majority of the issued and outstanding shares must be present, in person or by proxy, at the meeting. This means the shares required for a quorum will equal 258,259 shares. Each proposal to be voted upon will only be adopted by a majority vote of shares voted at the meeting, provided a quorum is present. That is, each item will be adopted by an affirmative vote of not less than 129,130 shares, or a greater majority of those shares as otherwise determined by the inspector of elections.
      There are no matters to be voted upon as described by this Proxy upon which management will proceed absent majority shareholder approval as described above.
      The Company knows of no person or group, except the
following, which, as of the date of this Proxy Statement,
beneficially owns and has the right to vote more than 5% of the
Company's Common Stock:
Names and Address of Beneficial Owner           Shares Beneficially Owned
Percent of Class
Jensen Development Company (1)                  132,130
   25.58%
      1675 Broadway, Suite 1030
      Denver, Colorado 80202
Gerald L. Jensen (2)                        71,215
   13.27%
Julian D. Jensen (2)&(3)                    46,532
   8.84%
      Jensen Revocable Trust
4.   Directors as a Group (2)                   285,277
49.48%
Jensen Development Company is wholly by Gerald L. Jensen.
Includes warrants to purchase 10,000 shares of the Company's stock by each director at $1.00 per share, expiring December
   31, 1998. Mr. Gerald L. Jensen's warrant is for 20,000 shares. None of the warrants have been exercised.
Mr. Julian D. Jensen owns 5,000 shares directly and holds a warrant for 10,000 shares (see Note 2, above); 21,432 are held by him as the Trustee of the Jensen Family Trust and 10,000 as the Trustee of the Jensen Revocable Trust. Mr.
   Julian D. Jensen has an approximate 43% beneficial interest in these Trusts and Mr. Gerald L. Jensen has an approximate
   38% beneficial interest.

                       MATTERS SUBJECT TO SHAREHOLDER VOTE
                                       I.
                              Election of Directors
      The Croff Board consists of Gerald L. Jensen, Dilworth A.
Nebeker, Richard H. Mandel, Jr., Edwin W. Peiker, Jr., and
Julian D. Jensen.  Each director will serve until the next
annual meeting of shareholders, or until his successor is duly elected and qualified.  Mr. Gerald L. Jensen is the only inside director, who also serves as President of the Company. The
following information is provided with respect to each officer and director of the Company who are current nominees for
re-election.  Management solicits your vote in favor of each of the following current members of the Board of Directors:
GERALD L. JENSEN, 57, PRESIDENT AND DIRECTOR
      President of Croff Oil Company on a part-time basis since
      October, 1985.  Prior to this date, Mr. Jensen was Chairman of Petro-Silver, Inc., a public company, for over five
      years.  Mr. Jensen was a director of Pyro Energy Corp., a
      public company engaged primarily in coal production from
      1978 until the company was sold in 1989.  Mr. Jensen is
      also an owner of private real estate, development, and oil and gas companies.
RICHARD H. MANDEL, JR., 67, DIRECTOR
      Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and gas producing company in Denver, Colorado. He is President and also a Board Member of Richard H. Mandel, Ltd., and oil and gas production company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado. Since May, 1988, he has been a Board Member of Richmond Exploration Company. Since July, 1990, he has been a Board Member of Pacific Petroleum, Ltd., an OTC Nevada Company.
DILWORTH A. NEBEKER, 56, DIRECTOR
      Mr. Nebeker served as President of Croff from September 2, 1983 to June 24, 1985, and has been a director of Croff since December, 1981. He has been a lawyer in private practice for the past seven years. Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.
EDWIN W. PEIKER, JR., 62, DIRECTOR AND SECRETARY
      Mr. Peiker was President of Royal Gold, Inc., from 1988
      through 1991, and continues to be a director.  Since 1986,
      Mr. Peiker has been a Vice President and Director of Royal
      Gold, Inc., a public company engaged in gold exploration
      and mining activities.  Prior thereto he was involved in
      private investments in oil and gas exploration and
      production.  Mr. Peiker was employed in responsible
      positions with AMAX, Inc., a public corporation, from 1963 to 1983.  AMAX is primarily engaged in mine evaluation and resource analysis.
JULIAN D. JENSEN, 49, DIRECTOR
      Mr. Jensen is the brother of the Company's president and
      has served as legal counsel to the Company for the past
      seven years.  Mr. Jensen has practiced law, primarily in
      the areas of corporate and securities law, in Salt Lake
      City, Utah, since 1975.  Mr. Jensen is currently associated with the firm of Jensen, Duffin, Carman, Dibb & Jackson,
      which acts as legal counsel for the Company.
                       SUMMARY INFORMATION AS TO DIRECTORS
                                          Number of Shares
Percentage of Issued
Name              Director Since          Compensation      (Beneficial &
Legal)      and Outstanding
GERALD L. JENSEN(1)     1985        Salary as               203,345
38.13%
                              President:        (See Principal
                              $54,000 -         Shareholder Chart,
                              Including   above)
                              simple IRA
                              plan-No
                              Director
                              Compensation
                                   (See Below)
DILWORTH A. NEBEKER   1981          Normal            11,300
2.11%
Director                      Director
                                  Stipend Only
                                   (See Below)
RICHARD MANDEL (2)       1985       Normal                  10,100
1.88%
                                    Director
                                  Stipend Only
                                   (See Below)
EDWIN PEIKER, JR. (2)        1985         Normal                  14,000
2.61%
                                    Director
                                  Stipend Only
                                   (See Below)
JULIAN D. JENSEN (2)&(3)  1990            Normal            46,532
8.68%
                              Director         (See Principal
                              Stipend Only           Shareholder Chart,
                              (See Below)            (above)
Includes shares held by Jensen Development Corporation (132,130) as wholly owned by Gerald L. Jensen. Effective March 20, 1997, the President's salary was increased $6,000 per year. In addition, the Company annually contributes 3% of his salary to a simple IRA plan.
Includes warrant expiring December 31, 1999, to acquire 10,000 shares by each Director, except Gerald L. Jensen, who holds a warrant for 20,000 shares. No warrant has been exercised to date. Warrants may be extended by majority vote of the Board.
Includes shares held in Jensen Family Trust (21,432) and Jensen  Revocable Trust
   (10,000) in which Julian D. Jensen is the sole Trustee and an approximate 43% beneficial owner. Mr. Gerald L. Jensen holds an approximate 38% beneficial interest in these Trusts.
      Outside Directors are paid a per diem fee of $500 for a full day meeting and $350 for each half-day session of directors meeting attended, plus any out of state travel costs. Directors receive no other compensation for their services, except the stock options described above. Directors have no liability insurance coverage.
      Other nominees by Shareholders may be made and seconded in writing on the Proxy Ballot or at the meeting in accordance with Standard rules of the meeting. The Company follows the current edition of the Standard Robert's Rules of Order pertaining to nominees and other business conducted at the meeting.
                                       II.
            Ratification of Appointment of Independent Accountants
      The Board of Directors has appointed Causey, Demgen & Moore as independent certified public accountants for the Company to examine the financial statements of the Company for the fiscal year ending December 31, 1998. The appointment of Causey, Demgen & Moore is subject to ratification of the shareholders and a resolution for such ratification will be offered at the Annual Meeting as is contained in the enclosed proxy ballot. Causey, Demgen & Moore have been acting as independent accountants for the Company for seven years and, both by virtue of its familiarity with the Company's affairs, its lower cost, and its ability, is considered by the Board as best qualified to continue its performance of these functions. The present Board of Directors recommends adoption of the resolution retaining the foregoing accounting firm as independent auditors for the Company. The foregoing accountants will not have a representative present at the Annual Meeting but have agreed to respond directly to any shareholder accounting questions sent to their office at 1801 California, Suite 4650, Denver, Colorado 80202.
                                  Other Matters
      The Annual Meeting is called for the purposes set forth in the notice thereof. The Board of Directors intends to be present, but has not been informed that any other person intends to present. The Board is not aware of any matters for action at the Annual Meeting other than those specifically referred to in the Notice of Meeting and this Proxy Statement. If any other matters are properly brought before the Annual Meeting, it is the intention of the proxyholders to vote on such matters in accordance with their judgment.
                              Stockholder Proposals
      There were no stockholders proposals submitted for consideration at the 1997 Annual Meeting. Stockholder proposals intended to be considered at the next Annual Meeting of Stockholders must be received by The Company no later than March 31, 1998. Such proposals may be included in next year's proxy statement if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.
                                Financial Reports
      The financial reports for the Company's operations ending December 31, 1996 as appended to the incorporated 10-K and the most recent Revenue Statements for the quarter ending June 30, 1997, are considered an integral part of this Proxy Statement and are incorporated by this reference. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pp. 16-19 of the enclosed 10-K Report which is also incorporated by this reference.

Dated: October 23, 1997.

                                    BY ORDER OF THE BOARD OF DIRECTORS




                                    Gerald L. Jensen

                             CROFF ENTERPRISES, INC.

                    INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                          AND SUPPLEMENTAL INFORMATION



                                                            Page Number
I.    Financial Statements

      Report of Independent Certified Public Accountants........F-2

      Balance Sheet - December 31, 1996 and 1997................F-3

      Statement of Operations - years ended December 31, 1995,
        1996 and 1997...........................................F-5

      Statement of Stockholders' Equity - years ended
        December 31, 1995, 1996 and 1997........................F-6

      Statement of Cash Flows - years ended December 31,
        1995, 1996 and 1997.....................................F-7

      Notes to Financial Statements.............................F-8

II.   Supplemental Information - Disclosures about Oil and
        Gas Producing Activities - Unaudited...................F-13

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Croff Enterprises, Inc.


We have audited the balance sheet of Croff Enterprises, Inc. at December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on them based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Denver, Colorado
February 18, 1998                           CAUSEY DEMGEN & MOORE INC.

                             CROFF ENTERPRISES, INC.

                                  BALANCE SHEET

                           December 31, 1996 and 1997

                                     ASSETS

                                                          1996        1997
Current assets:
   Cash and cash equivalents                             $ 184,565  $ 166,883
   Marketable equity securities                             10,500     15,687
   Accounts receivable:
    Oil and gas purchasers                                  31,764     26,552
    Refundable income taxes                                  4,362      3,200
                                                             ------     -----

    Total current assets                                   231,191    212,322

Oil and gas properties, at cost, successful efforts method:
    Proved properties                                      329,700    429,903
    Unproved properties                                    101,901     97,102
                                                           --------    ------

                                                           431,601    527,005
   Less accumulated depletion and depreciation            (229,621)  (250,729)
                                                          ---------  ---------

     Net property and equipment                            201,980    276,276

Coal investment (Note 2)                                    82,533     16,277
                                                            -------    ------

                                                         $ 515,704  $ 504,875
                                                         ========== =========

                             See accompanying notes.
                                       F-3

                             CROFF ENTERPRISES, INC.

                                  BALANCE SHEET

                           December 31, 1996 and 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             1996       1997

Current liabilities:
   Accounts payable                                        $ 3,164    $ 4,378
   Accrued liabilities                                       1,660      2,605
                                                             ------     -----

      Total current liabilities                              4,824      6,983

Contingencies (Note 2)

Stockholders' equity (Note 4):
   Class A preferred stock, no par value;
     5,000,000 shares authorized, none issue                     -          -
   Class B preferred stock, no par value;
    520,000 shares authorized, 516,505 shares
    issued and outstanding                                 233,744    364,328
   Common stock, $.10 par value; 20,000,000 shares
    authorized, 579,143 shares issued                       57,914     57,914
   Capital in excess of par value                          672,799    542,215
   Accumulated deficit                                    (370,931)  (383,669)
                                                          ---------  ---------

                                                           593,526    580,788

   Less treasury stock at cost, 62,628 shares (1996)
    and 62,828 shares (1997)                               (82,646)   (82,896)
                                                           --------   --------

      Total stockholders' equity                           510,880    497,892
                                                           --------   -------

                                                         $ 515,704  $ 504,875
                                                         ========== =========
                             See accompanying notes.
                                       F-4

                             CROFF ENTERPRISES, INC.

                             STATEMENT OF OPERATIONS

              For the years ended December 31, 1995, 1996 and 1997


                                                 1995       1996        1997
                                                 ----       ----        ----

Revenue:
   Oil and gas sales (Note 7)                 $ 195,834   $ 216,870   $ 193,099
   Gain on disposal of oil and gas properties     5,289      19,678           -
   Other income                                   4,307       7,503      14,790
                                                  ------      ------     ------

    Total revenue                               205,430     244,051     207,889

Costs and expenses:
   Lease operating expense                       44,954      47,759      26,966
   Production taxes                              10,630      10,597      13,858
   General and administrative (Note 3)           66,698      73,673      79,495
   Rent expense - related party (Note 3)         16,800      16,800      17,200
   Depreciation and depletion                    30,245      20,759      21,108
   Interest                                       4,592         670           -
   Write down of coal investment (Note 2)            -           -       62,000
                                                     --          --      ------

    Total costs and expenses                    173,919     170,258     220,627
                                                --------    --------    -------

Net income (loss) (Note 5)                       31,511      73,793     (12,738)

Net income applicable to preferred stock
  (Note 4)                                           -           -       49,262
                                                     --          --      ------

Net income (loss) applicable to common
   shareholders                                $ 31,511    $ 73,793   $ (62,000)
                                               =========   =========  ==========

Basic and diluted net income (loss)
   per common share (Note 6)                      $ .06       $ .14      $ (.12)
                                                  ======      ======     =======



                             See accompanying notes.
                                       F-5

                             CROFF ENTERPRISES, INC.

                        STAEMENT OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1995, 1996 and 1997

                                    Preferred stock      Common stock         Capital in
                                                                              excess of  Treasury  Accumulated
                                     Shares    Amount     Shares     Amount   par value    stock      deficit

Balance, December 31, 1994                         -$ -    579,143   $ 57,914  $ 909,983  $ (72,806) $ (476,235)

   Purchase of 9,840 shares of
     treasury stock                         -         -          -          -          -     (9,840)          -

   Net income for the year ended
     December 31, 1995                      -         -          -          -          -          -       31,511
                                            --        --         --         --         --         --      ------

Balance, December 31, 1995                  -         -    579,143     57,914    909,983    (82,646)   (444,724)

   Issuance of preferred
      stock (Note 4)                  516,505   233,744          -          -   (233,744)         -           -

   Costs of issuance of preferred
     stock                                  -         -          -          -     (3,440)         -           -

   Net income for the year ended
     December 31, 1996                     -         -          -           -          -          -      73,793
                                           --        --         --          --         --         --     ------

Balance, December 31, 1996            516,505   233,744    579,143     57,914    672,799    (82,646)   (370,931)

   Purchase of 200 shares of
     treasury stock                         -         -          -          -          -       (250)          -

   Net loss for the year ended
     December 31, 1997                      -         -          -          -          -          -     (12,738)

   Preferred stock reallocation
      (Note 4)                              -    130,584         -          -   (130,584)         -           -
                                            --   --------        --         --  ---------         --          -

Balance, December 31, 1997            516,505 $ 364,328    579,143   $ 57,914  $ 542,215  $ (82,896) $ (383,669)
                                      ==================   ========  ========= ========== ========== ===========

                             See accompanying notes.
                                       F-6

                             CROFF ENTERPRISES, INC.

                             STATEMENT OF CASHFLOWS

              For the years ended December 31, 1995, 1996 and 1997

                                                  1995       1996       1997
                                                  ----       ----       ----
Cash flows from operating activities:
   Net income (loss)                          $ 31,511   $ 73,793  $ (12,738)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation and depletion                 30,245     20,759     21,108
     Gain on disposal of properties             (5,289)   (19,678)         -
     Gain on marketable equity securities          (60)    (3,012)    (1,377)
     Loss on write down of investment                -          -     62,000
     Change in assets and liabilities:
       Decrease (increase) in accounts
        receivable                               4,022     (3,411)     6,374
       Increase (decrease) in accounts payable    (105)    (7,665)     1,214
       Increase (decrease) in accrued
         liabilities                             3,125     (2,002)       945
                                                 ------    -------       ---

            Total adjustments                   31,938    (15,009)    90,264
                                                -------   --------    ------

Net cash provided by operating activities       63,449     58,784     77,526

Cash flows from investing activities:
   Note receivable                                 700      4,800          -
   Proceeds from sale and leases of property    11,285    131,585          -
   Purchase of oil and gas interests           (10,557)   (15,875)   (95,404)
   Purchase of marketable equity securities          -          -     (3,810)
   Proceeds from sale of marketable equity
     securities                                  8,810      8,012          -
   Purchase of coal investment                (100,000)         -          -
   Distributions from coal investment            4,701     12,766      4,256
                                                 ------    -------     -----

     Net cash provided by (used in)
       investing activities                    (85,061)   141,288    (94,958)

Cash flows from financing activities:
   Purchase of treasury stock                   (9,840)         -       (250)
   Proceeds from note payable                   50,000          -          -
   Repayment of note payable                         -    (50,000)         -
   Cost of issuance of preferred stock               -     (3,440)         -
                                                     --    -------         -

    Net cash provided by (used in) financing
       activities                               40,160    (53,440)      (250)
                                                ------    --------      -----

Increase (decrease) in cash                     18,548    146,632    (17,682)

Cash and cash equivalents at beginning of year  19,385     37,933    184,565
                                                -------    -------   -------

Cash and cash equivalents at end of year      $ 37,933  $ 184,565  $ 166,883
                                              ========= ========== =========

Supplemental disclosure of cash information:

During the years ended December 31, 1995, 1996 and 1997, the Company paid cash for interest in the amount of $4,138, $1,115, and $0, respectively.

                             See accompanying notes.
                                       F-7

                             CROFF ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997




1.  Summary of significant accounting policies

Croff Enterprises, Inc. (the Company) is engaged primarily in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests in Utah, Colorado and New Mexico, and acquisition of oil and gas leases.

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

Marketable equity securities:

The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which provides for reporting certain equity securities at fair value, with unrealized gains and losses included in earnings. The aggregate cost of marketable equity securities at December 31, 1996 and 1997 was $4,295 and $5,958, respectively.

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

                             CROFF ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997

1.  Summary of significant accounting policies (continued)

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

Coal investment:

The investment was initially recorded at cost. Revenues and distributions are recorded using the cost recovery method (see Note 2).

Cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high quality financial institutions. At times during the year, the balance at any one financial institution may exceed FDIC limits. At December 31, 1997, the Company had cash reserves of $157,970 in a money market account at a brokerage firm..

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

                             CROFF ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997

2.  Coal investment (continued)

In December 1995, the major purchaser of coal from the mine, a utility, canceled the contract. In January 1996, creditors of the coal mine filed an involuntary petition under Chapter 7 of the Bankruptcy Code which, upon motion of the mining company was converted to a case under Chapter 11 of the Bankruptcy Code. The operations at the mine have subsequently been shut down and the assets were being liquidated while the LLC sued the utility. In July 1997, the trial court ruled against the LLC. As a result, the Company recorded a write down of $62,000 to adjust its carrying value of the investment to the estimated liquidation value of cash, land and equipment remaining.

3.  Related party transactions

The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 1995, 1996 and 1997 amounted to $2,222, $4,398, and $2,086, respectively.

The Company has a month-to-month agreement with an affiliated company to provide for office services and sublease office space for $1,600 per month.

4.    Stockholders' equity

On November 1, 1991, the Company's shareholders approved the issuance of warrants to purchase 60,000 shares of the Company's common stock at $1.00 per share to members of the Company's Board of Directors. During 1995, the warrants were extended and are exercisable at any time through December 31, 1999. The warrants must be exercised for not less than 5,000 shares at any time of exercise. As of December 31, 1997, no warrants have been exercised.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the warrants. Had compensation costs for the Company's warrants been determined based on the fair value at the extension date consistent with the provision of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1995     1996       1997
                                                  ----     ----       ----
Net earnings (loss) applicable to
   common shareholders - as reported            $ 31,511  $ 73,793   $ (62,000)
Net earnings (loss) applicable to
   common shareholders  - pro forma             $  8,111  $ 73,793   $ (62,000)
Earnings (loss) per common share - as reported  $    .06  $    .14   $    (.12)
Earnings (loss) per common share - pro forma    $    .02  $    .14   $    (.12)

                             CROFF ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997




4.    Stockholders' equity (continued)

The fair value of each warrant is estimated on the date of extension using the Black-Scholes option- pricing model with the following assumptions used for the warrants extended in 1995: dividend yield of 0%, expected volatility of 18.83%, risk-free interest rate of 7.875% and an expected life of 4 years.

On February 28, 1996, the shareholders of the Company approved the creation of 5,000,000 authorized Class A Preferred shares and 520,000 authorized Special Class B Preferred shares.

The Class A preferred stock was authorized for possible future capitalization and funding purposes of the Company and has not yet been designated as voting or non-voting. Presently, there are no plans or intentions to issue these shares.

The Class B preferred stock was authorized to protect the existing perpetual mineral interests and other oil and gas assets of the Company for the benefit of existing stockholders while the Company pursues other business ventures. In October 1996, the Company issued to its common shareholders one share of Class B preferred stock for every share of common stock held which totaled 516,505 shares. The Class B preferred stock has no par value and limited voting privileges. The Class B preferred stockholders are entitled exclusively to all dividends, distributions, and other income which are based directly or indirectly on the oil and natural gas assets of the Company. In addition, in the event of liquidation, distribution or sale of the Company, the Class B preferred stockholders have an exclusive preference to the net asset value of the natural gas and oil assets over all other classes of common and preferred stockholders.

The value of the Class B preferred shares was originally based on the book value of the oil and gas assets at December 31, 1996. Effective December 31, 1997, the Company's board of directors approved an allocation of oil and gas assets to the preferred shares totaling $364,328.

5.    Income taxes

At December 31, 1997, the Company had net operating loss carry-forwards of approximately $450,000, which, if not used, will expire as follows:

        Year of expiration             Amount

               1998                  $    3,000
               2000                     447,000
                                     ----------
                                     $  450,000
                                     ==========

In addition, the Company has a depletion carryover of approximately $512,000 which has no expiration date.

                             CROFF ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997





5.    Income taxes (continued)

The Company did not record an income tax provision for the years ended December 31, 1995 and 1996 due to the utilization of a tax loss carryforward for each of the years. The recognized tax benefit of the utilized carryforward was $8,400 and $15,600 for each of the years ended December 31, 1995 and 1996, respectively. The Company has a financial statement loss carryover of approximately $382,000 remaining at December 31, 1997. The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs. Income tax credit carryovers for financial and tax purposes approximate $2,700 from pre-1986 transactions.

As of December 31, 1996 and 1997, total deferred tax assets, liabilities and valuation allowance are as follows:

                                                           1996          1997
                                                           ----          ----
Deferred tax assets resulting from loss carryforwards     185,000     $ 168,000
Deferred tax liabilities                                  (47,000)      (21,000)
Valuation allowance                                      (138,000)     (147,000)
                                                         ---------     ---------
                                                         $      -      $      -
                                                         =========     ========


6. Basic and diluted income (loss) per common share

Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 521,000 shares in 1995 and 517,000 shares in 1996 and 1997. Outstanding warrants are not dilutive in any of the periods presented.

7.  Major customers

Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1995, 1996 and 1997:

                           1995          1996          1997
 Oil and gas:
  Customer A              25.3%         23.7%         23.0%
  Customer B              11.9%         11.1%         12.2%
  Customer C              15.6%             *             *
  Customer D                  *         10.5%         18.4%

  * -  less  than 10%

                             CROFF ENTERPRISES, INC.

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

                             CROFF ENTERPRISES, INC.

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

Oil prices

During the year ended December 31, 1997, crude oil prices decreased and natural gas prices were stable. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

                             CROFF ENTERPRISES, INC.

                     SUPPLEMENTAL INFORMATION - DISCLOSURES
               ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities, excluding capital expenditures, corporate overhead and interest costs, are as follows for the years ended December 31, 1995, 1996 and 1997:

                                               1995          1996          1997
                                               ----          ----          ----

Revenues                                  $ 195,834     $ 216,870     $ 193,099
                                          ----------    ----------    ---------

Lease operating costs                        44,954        47,759        26,966
Production taxes                             10,630        10,597        13,858
Depletion and depreciation                   30,245        20,759        21,108
                                             -------       -------       ------

                                             85,829        79,115        61,932
Income tax expense                                -             -             -
                                          ----------    -----------   ----------

Results of operations from producing
  activities (excluding corporate
  overhead and interest expense)          $ 110,005     $ 137,755     $ 131,167
                                          ==========    ==========    =========

                             CROFF ENTERPRISES, INC.

                     SUPPLEMENTARY INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING PRODUCTS - UNAUDITED


                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                       NET CASH FLOWS AND CHANGES THEREIN
                     RELATING TO PROVED OIL AND GAS RESERVES

                                                Year ended December 31,
                                              1995        1996        1997

Future cash inflows                         $1,480,000  $1,540,000 $1,487,000
Future production and development costs       (367,000)   (359,000)  (317,000)

                                             1,113,000   1,181,000  1,170,000

Future income tax expense                           -           -          -
                                                    --          --         -

Future net cash flows                        1,113,000   1,181,000  1,170,000

10% annual discount for estimated timing of
   cash flows                                 (377,000)   (415,000)  (411,000)
                                              ---------   ---------  ---------

      Standardized measure of discounted
        future net cash flows                $ 736,000   $ 766,000  $ 759,000
                                             =========   =========  =========
The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance                            $ 730,000   $ 736,000  $ 766,000

Evaluation of proved undeveloped
   reserves, net of future production
   and development costs                         6,000      (5,000)   (22,000)
Purchase of proved reserves                     10,000      16,000     95,000
Sales and transfer of oil and gas
   produced, net of production costs          (140,000)   (264,000)  (152,000)
Net increase (decrease) in prices and costs     81,000     204,000    (20,000)
Extensions and discoveries                       7,000      74,000     53,000
Revisions of previous quantity estimates        36,000      (7,000)    28,000
Accretion of discount                            6,000      12,000     11,000
Net change in income taxes                           -           -          -
Other                                                -           -          -
                                                     --          --         -

Ending balance                               $ 736,000   $ 766,000  $ 759,000
                                             ==========  ========== =========

                             CROFF ENTERPRISES, INC.

                     SUPPLEMENTARY INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING PRODUCTS - UNAUDITED

                      PROVED OIL AND GAS RESERVE QUANTITIES
                         (All within the United States)

                            Oil reserves Gas reserves
                                 (bbls.) (Mcf.)


Balance, December 31, 1994                      73,819     188,640

   Revisions of previous estimates               2,514      36,000
   Purchase of reserves                          2,500           -
   Extensions, discoveries and other additions       -      28,586
   Production                                   (8,278)    (35,250)
                                                -------    --------

Balance, December 31, 1995                      70,555     217,976

   Revisions of previous estimates              (2,493)     23,148
   Purchase of reserves                            700      26,000
   Extensions, discoveries and other additions     550      54,000
   Sale of reserves                            (12,414)          -
   Production                                   (5,886)    (46,000)
                                                -------    --------

Balance, December 31, 1996                      51,012     275,124

   Revisions of previous estimates                   -       7,000
   Purchase of reserves                          3,200      68,864
   Extensions, discoveries and other additions   3,034      10,000
   Sale of reserves                                  -           -
   Production                                   (5,295)    (46,222)
                                                -------    --------

Balance, December 31, 1997                      51,951     314,766
                                                =======    =======

   Proved developed reserves
    December 31, 1995                           53,508     204,865
    December 31, 1996                           38,101     265,748
    December 31, 1997                           39,339     301,343

Costs incurred in oil and gas producing activities for the years ended December 31, 1995, 1996, 1997 are as follows:
                                                  1995        1996       1997
                                                  ----        ----       ----

Property acquisition, exploration and
   development costs capitalized              $ 10,557    $ 15,875   $ 95,404
Production costs                                55,584      58,356     40,824
Depletion and depreciation                      30,245      20,759     21,108