Form 10-Q
period 1998-03-31
CROFF ENTERPRISES INC
filed 1998-05-15
CIK 25743

Page 6 of 10
                     FORM  10-Q.--QUARTERLY REPORT UNDER SECTION 13  OR
15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended          March 31, 1998
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________________
Commission File Number:                100

                          CROFF ENTERPRISES, INC.
        (Exact name of registrant as specified in its charter)
          Utah                                    87-0233535
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)
    1675 BROADWAY, SUITE 1030, Denver, CO             80202
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 516,315 shares, one class only.



                                INDEX

   INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED).


   _________________________________________________________________

   PART I.   FINANCIAL INFORMATION                   Page Number

   Balance Sheets as of December 31, 1997
         and March 31, 1998                               3

   Statements of Operations  for
        the Three Months Ended March 31, 1998 and 1997    5

   Statements of Cash Flows
        for the Three Months
        Ended March 31, 1998 and 1997                     6

   Notes to Financial Statements                          7

   Managements' Discussion and Analysis of Financial
        Condition and Results of Operations               7


   PART II.  OTHER INFORMATION

   ITEM 5    OTHER INFORMATION                            8

   Reports on Form 8-K                                    9

   Signatures.                                            10


   _________________________________________________________________

   The condensed financial statements included herein are for the Registrant, Croff Enterprises, Inc. The financial statements for the three months ended March 31, 1998 and 1997 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.






                      PART I:  FINANCIAL INFORMATION
                         CROFF ENTERPRISES, INC.
                              BALANCE SHEET

                                              Dec 31,      March 31,
                                               1997          1998

CURRENT ASSETS:
  Cash and Cash Equivalents:            $     166,883  $     264,438
  Marketable equity securities                 15,687         18,563
  Accounts receivable:
     Oil and gas purchasers                    26,552         22,654
     Refundable income taxes                    3,200          4,300

         Total current assets           $     212,322  $     309,955

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
      Proved properties                       429,903        432,014
      Unproved properties                      97,102         97,102
                                              527,005        529,116
   Less accumulated depletion and
    depreciation                             (250,729)      (256,886)

          Net Property Value                  276,276        272,230

   Coal investment                             16,277         16,277


                                        $     504,875  $     598,462
                                        =============  ==============
                      PART I:  FINANCIAL INFORMATION
                         CROFF ENTERPRISES, INC.
                              BALANCE SHEET

                                              Dec 31,      March 31,
                                               1997          1998


Current Liabilities:
  Accounts payable                      $      4,378   $       2,094
  Accrued Liabilities                          2,605           3,736
  Notes Payable (Union Bank and Trust)             0          90,000

     Total current liabilities                 6,983          95,830

Stockholders' equity:
  Class A Preferred, non issued

  Class B Preferred stock, no par
    value; 520,000 authorized,
    516,506 shares issued                     364,328        364,328

  Common stock, $.10 par value
    20,000,000 shares authorized
    579,143 shares issued                      57,914         57,914

  Capital in excess of par value              542,215        542,215
  Accumulated deficit                        (383,669)      (378,929)

                                              580,788        585,528

  Less treasury stock at cost,
    62,628 shares in 1996 and
    62,878 in 1997                            (82,896)       (82,896)

          Total stockholders' equity          497,892        502,632

                                        $     504,875  $     598,462
                                        =============  ==============




                    CROFF ENTERPRISES, INC.
                    Statement of Operations

              For the Three Months Ended March 31



                                         1997          1998

 Revenue:

   Oil and gas sales..............      $ 58,002       $ 42,730
   Other income (loss)............         1,222          4,723

   Total revenue                          59,224         47,453


Costs and expenses:
   Lease operating expense........      $  9,274       $ 11,052
   Depreciation and depletion.....         6,000          6,000
    General and administrative.....        19,017          22,721
Rent Expense - Related Party...            2,940          2,940

   Total cost and expenses                37,231         42,713

   Net income (loss)                    $ 21,993       $  4,740
                                        ========       ========


Earnings (Loss) Per Share               $    .04       $    .01
                                        =========      =========













                    CROFF ENTERPRISES, INC.
                    Statement of Cash Flows


                                               For  the  Three
                                                Months Ended
                                                  March 31,
                                               1997      1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                          $  21,993 $  4,740

  Adjustments to reconcile net loss to
   net cash provided by operating activities:
      Depreciation and depletion                 6,000      6,157
Change in assets and liabilities:                   (1,100)
      Decrease in accounts receivable            6,155      3,899
Decrease in other assets                    (368)   (2,111)
     Decrease in accounts payable                (898)   (2,284)
     Decrease in accrued liabilities                0     1,130
     Gain on marketable securities                  0    (2,876)

     Total adjustments                         10,889     2,815

  Net cash provided by operating activities:   32,882     7,555
                                             ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale/depreciation of marketable
    equity securities                             500         0
   Sale/purchase of producing properties       (16,575)         0
--------- ---------

                                              (16,075)        0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock                     (250)        0
  Note Payable-Union Bank and Trust                 0    90,000
                                             --------- ---------
                                                 (250)   90,000

Increase  (decrease) in cash:                   16,557     97,555
Cash at beginning of period:                 $184,565  $166,883
                                             ========  ========

Cash  at  end of period:                       $201,122  $264,438
========  ========


                    CROFF ENTERPRISES, INC.
                 NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

1.   BASIS OF PREPARATION.

      The condensed financial statements for the three month periods ended March 31, 1998 and 1997 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

            MANAGEMENTS' DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

            Three-Month Period Ended March 31, 1998, as Compared to the Three-Month Period Ended March 31, 1997.

OIL AND GAS OPERATIONS

     Oil and gas revenue, primarily from royalties, for the three months ended March 31, 1998, was $42,730 compared to $58,002 for the quarter ending March 31, 1997. The primary cause for this decrease was the drastic drop in oil prices, which declined over thirty percent, during the first quarter. In addition, natural gas sales were lower due to a warm winter. A more fundamental development was the completion of a pipeline from Canada, bringing cheaper Canadian oil south across Wyoming, which further decreased prices for oil in Northeast Utah and Wyoming.

      Production costs, which includes lease operating expenses and all production related taxes, for the three months ended March 31, 1998, increased slightly to $11,052 when compared to the production costs of $9,274 incurred during the quarter ended March 31, 1997. This increase was due to more workovers and the addition of three new working interests in wells, which incur expenses, in Michigan and Texas.

OTHER INCOME

      During the three month period ended March 31, 1998, the Company had other income of $4,723 from interest, capital gains, dividends, and lease payments. This was an increase from $1,222 in the same period in 1997. The increase was due to more interest and dividend income based on higher cash balances and a lease bonus payment.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for the quarter ending March 31, 1998, were $22,721 plus rent expense of $2,940 for a total of $25,661 compared to $19,017 plus $2,940 for a total of $21,957 in the same period in 1997. This increase was due primarily to an increase in the President's salary which had not been raised for the previous ten years. The Company expects general and administrative costs to remain stable this year.

FINANCIAL CONDITION

      As of March 31, 1998, the Company's current assets exceeded current liabilities by $214,125. As of December 31, 1997, the Company's current assets exceeded current liabilities by $205,339. The Company's current ratio is 3:1. On March 23, 1998, the Company borrowed $90,000 from its bank in order to provide sufficient cash to close on the purchase of working interests in six natural gas wells in Oklahoma. See Part II for a more complete description of this transaction.

      The Company expects to continue to operate at a positive cash flow for the next calendar year, even with low oil prices.
The Company intends to use its' cash flow to repay the bank loan.

PART II.  OTHER INFORMATION

ITEM 5    OTHER INFORMATION

      On April 8, 1998, Croff Oil Company purchased from Saint James Oil, Ltd., a working interest in six natural gas wells located in the state of Oklahoma. The purchase price for these six wells was $208,000. The Company purchased a 43.3% interest in the Mueggenborg and a 30.1% interest in the Dickerson well, both located in Kingfisher County, Oklahoma; a 32.9% interest in the Duncan well located in LeFlore County, Oklahoma; a 22.1% interest in the Fannie Brown well located in Caddo County, Oklahoma, and a 16.3% interest in the Miller well and a 13% interest in the Harper well both located in Woodward County, Oklahoma, plus some small royalties in the same wells. In order to extend the commercial operating life of the wells, Jenex Operating Company, the operator of the wells, agreed to credit a rebate against the operating charges of $150 per month for each well, as long as this interest in the wells is owned by Croff Oil Company. This will equal a credit of $900 per month on operating costs.

      The effective date of the purchase was April 1, 1998. The purchase was financed by a $90,000 bank loan from Union Bank and Trust of Denver, Colorado, and the balance from the cash funds of the Company. Saint James Oil, Ltd. is owned by the brother of Gerald L. Jensen, the President of the Company. The President of the Company owns, through a private oil company, working interests of approximately the same percentage in all of these wells, which the President intends to retain. James Jensen, who owned a 50% interest in Jenex Operating Company sold this interest to Gerald L. Jensen, the President of Croff, whose interest in the operating company increased from 50% to 100%. Because there is a two month lag in payment of revenues, the first full quarter of revenues from this purchase will be included in the Company's financial statements beginning in the third quarter of 1998.

ITEM 6(b).  REPORTS ON FORM 8-K.

      The registrant has filed no reports on Form 8-K for the period ending March 31, 1998.



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


Date:___________________, 1998