Form 10-Q
period 1998-06-30
CROFF ENTERPRISES INC
filed 1998-08-13
CIK 25743

10

      FORM 10-Q/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended          June 30, 1998
                                  or
[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For    the    transition    period   from   _______________    to
_____________________
Commission File Number:                     1-100

                                  CROFF ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)
            Utah                                    87-0233535
  (State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)
     1675 Broadway, Suite 1030,    Denver, CO             80202
 (Address of principal executive offices)            (Zip Code)
                                        (303)628-1963
                                -
         (Registrant's telephone number, including area code)
_________________________________________________________________
                             ______
 (Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   _____ Yes  ______ No
                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
516,265 shares, one class only, as of June 30, 1998.
                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO  THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND  SIX
MONTHS ENDED JUNE 30, 1998 (UNAUDITED).


_________________________________________________________________

PART I.   FINANCIAL INFORMATION                   Page Number

Balance Sheets as of December 31, 1997
      and June 30, 1998                                     3, 4

Statements of Operations for the Three and
     Six Months Ended June 30, 1997 and 1998                     5

Statements of Cash Flows
     for the Six Months
     Ended June 30, 1997 and 1998                      6

Notes to Financial Statements                               7

Management's' Discussion and Analysis of Financial
          Condition      and      Results      of      Operations
9


PART II.  OTHER INFORMATION

Changes in Securities                                       9

Other Information                                      9

Exhibits and Reports on Form 8-K                            10

Signatures.                                            10
_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Enterprises, Inc. The financial statements for the six months ended June 30, 1998 and 1997 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.
                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET

                                         December 31,        June
30,
                                              1997           1998

CURRENT ASSETS:
   Cash  and  Cash  Equivalents:                         $166,883
$48,459
              Marketable            equity             securities
15,687              3,125
  Accounts receivable:
      Oil  and gas purchasers                              26,552
22,970
       Refundable   income  taxes                           3,200
5,400

          Total  current  assets                         $212,322
$79,954

PROPERTY AND EQUIPMENT, AT COST:
  Oil & gas properties, successful
   efforts method:
        Proved   properties                              $429,903
$640,825
       Unproved  properties                                97,102
97,102

                                                          527,005
737,927

       Less     accumulated    depletion     and     depreciation
(250,729)       (263,544)

Net  property  and  equipment                             276,276
474,383
      Coal    Investment                                   16,277
16,277

            Total   Assets                          $     504,875
$570,614
                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET

                                          December 31        June
30,
                                               1997          1998

Current Liabilities:
    Accounts  payable                                   $   4,378
$14,247
   Accrued liabilities                                      2,605
2,839
                            Note                          payable
0                      68,402
              Total              current              liabilities
6,983          $85,488

Stockholders' equity:
   Class A Preferred, none issued
   Class B Preferred stock, no par value;
       520,000   authorized,  516,265  shares   issued   12/31/97
364,328
       520,000   authorized,  490,860  shares  issued     6/30/98
346,232

Common stock, $.10 par value 20,000,000 shares
           authorized        579,143        shares         issued
57,914                  57,914

Capital        in        excess        of        par        value
542,215               542,215
    Accumulated deficit                                 (383,669)
(378,339)
                                                          580,788
568,022
   Less common stock at cost,  62,628 shares
         in       1996       and       62,878       in       1997
(82,896)                 (82,896)

           Total  stockholders' equity                    497,892
485,126


                                                         $504,875
$570,614
                     CROFF ENTERPRISES, INC.
                     Statement of Operations

        For the Three And Six Months Ended June 30, 1998
                          (Unaudited)

                         For Three Months         For Six Months,
                         Ended                    Ended
                            6/30/97          6/30/98      6/30/97
6/30/98
                          ______          ______          _______
_______

Revenue:

   Oil  and  gas  sales........               $  47,515   $47,675
105,517          $90,405
   Other  income  (loss).....                               1,772
1,521         3,994              6,243
        Total  revenue                         $ 49,287   $49,196
$109,511          96,648
  Costs and expenses:
  Lease  operating expense..         $   8,897             10,179
18,171           21,252
  Depreciation  and  depletion              6,000           6,657
12,000           12,815
General and administrative            21,631               20,510
41,648           43,052
Interest                                                  Expense
2,228                                       2,228
    Rent  Expense - Related Party          2,940            2,940
5,880             5,880

                                                 $         39,468
$42,514     $77,699          $85,227

Net  income (loss)             $   9,819   $  6,682      $ 31,812
$11,421

Earnings  (Loss) Per Share          $        .01        $     .01
$        .06          $     .02

                     CROFF ENTERPRISES, INC.
                     Statement of Cash Flows

                                                For  the  Six
                                                Months Ended
                                                June 30,
                                          1997              1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net      income     (loss)                                $31,812
11,421


 Adjustments to reconcile net income to net cash
      provided    by   operating   activities   and    depletion:
12,000             12,815
   Change in assets and liabilities:
       Decrease(Increase)  in   Receivables                 4,041
1,382
      Decrease(Increase) in  other  assets                      0
(2,422)
           Decrease(Increase) in accounts payable           1,688
(9,869)
      Decrease(Increase) in accrued liabilities           (1,409)
(234)
      (Gains)  on  marketable securities                        0
(3,829)
        Total   adjustments                          16,320     )
(2,157)

Net  cash  provided by operating activities:               48,132
9,264


CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchase)Sale     of     oil     &     gas     properties:
(19,052)         (208,500)
           (Purchase)         of         Preferred          Stock
(24,188)
   Sale of marketable equity securities                       750
15,000
                                                         (18,302)
(217,688)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                           (250)
            Proceeds          from          Note          Payable
90,000
   Increase (decrease) in cash:                            29,580
(118,424)
   Cash  at  beginning of  period:                              $
184,565          $ 166,883

Cash  at  end of period:                                $ 214,145
$  48,459
                     CROFF ENTERPRISES, INC.
                  NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

BASIS OF PREPARATION

      The condensed financial statements for the three and six month periods ended June 30, 1998 and 1997 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

            MANAGEMENT'S' DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Three-Month Period Ended June 30, 1998,
   as Compared to the Three-Month Period Ended June 30, 1997.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the three months ended June 30, 1998 was $47,675 compared to $47,515 for the quarter ending June 30, 1997. This slight increase in revenue was caused by the drastic drop in oil prices and a smaller drop in natural gas prices, that offset the additional production from new leases. Prices for oil decreased from approximately $17-$18 per barrel in this quarter in 1997, to slightly over $12-$13 per barrel, this year. Natural gas prices declined by approximately ten percent. Production increased as the Company purchased five new producing leases this quarter which produce primarily natural gas.

     Production costs, which include lease operating expenses and all production related taxes, for the three months ended June 30, 1998, due to new operating leases, increased to $10,179 in 1998, compared to $8,897 during the same quarter year of 1997. The operating expenses increased on working interests, which were purchased. Overall, operating expenses are low due to the large amount of royalty income. Depletion increased due to the purchase of new wells.


OTHER INCOME

      During the three month period ended June 30, 1998, the Company had other income of $1,521 compared to $1,772 for the quarter ending June 30, 1997. This was due to higher interest income last year as the Company held accumulated cash which was used to purchase oil leases, reducing interest this year.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for the quarter ending June 30, 1998, were $20,510 plus rent expense of $2,940 for a total of $23,450 compared to $21,631, plus rent expense of $2,940, for a total of $24,571 in the same period in 1997. The Company expects general and administrative costs to remain stable this year.

             Six Month Period Ended June 30, 1998,
    as Compared to the Six Month Period Ended June 30, 1997.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the six months ending June 30, 1998, was $90,405 compared to $105,517 for the six months ended June 30, 1997. This decrease was caused by much lower prices for oil, approximately five dollars a barrel less this year, and a drop of about twenty-five cents per MCF for natural gas. This drastic drop in price was offset somewhat by higher oil and natural gas production, primarily increased natural gas from coal seam methane wells, and the new working interests in natural gas wells in Oklahoma.

     Production costs, which include lease operating expenses and all production related taxes, for the six months ended June 30, 1998, were $21,252 in 1998, an increase from $18,171 during the six months ended June 30, 1997. The higher production costs were due primarily to the purchase of working interests in five new wells in Oklahoma in 1998, and the purchase of working interests in Texas and Michigan in the fourth quarter of 1997.

OTHER INCOME.

     During the six month period ended June 30, 1998, the Company had other income of $6,243, primarily from interest, dividends, and lease bonuses. During the first six months of 1997, the Company had other income of $3,994, primarily from the dividends and interest. The increase was due to receiving a small bonus from leasing acreage during the first six months of 1998.

GENERAL AND ADMINISTRATIVE.

      General and administrative expenses for the period ending June 30, 1998, were $43,052 plus rent expense of $5,880, for a total of $48,932, compared to $41,648 plus rent expense of $5,880 for a total of $47,528 for the six month period ending June 30, 1997. There was no significant change in general and administrative expenses.


FINANCIAL CONDITION

      As of June 30, 1998, the Company's current assets were $79,954 which were exceeded by current liabilities of $85,488, for a negative ratio of .9 to 1. As of December 31, 1997, the Company's current assets were $212,322, and current liabilities were $6,983, giving the Company a working capital position of over $200,000, and a ratio of 30 to 1. This decrease was due to the Company spending much of its accumulated cash and borrowing an additional $90,000 to purchase oil and gas leases during late 1997 through April 1, 1998. The Company intends to repay its current bank debt during the next year. Although the current low energy prices greatly reduce the Company's cash flow, the Company expects to continue to operate at a positive cash flow for the calendar year.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

      For the last two years the Company has conducted a clearing house where it brings together buyers and sellers of its
Preferred B stock, which is not otherwise traded. At the conclusion of the trading period, one large purchaser was unable to complete its intended purchases, due to lack of financing. The Board of Directors discussed this matter, and determined to purchase the tendered shares at the request of the sellers. In April, 1998, the Company completed these transactions, purchasing 25,646 shares of the Preferred B stock for the purchase price of $24,188.20. This purchase reduced the issued and outstanding
Preferred B shares these 25,646 shares, leaving a balance of issued and outstanding Preferred B shares remaining of 490,860 shares. The Board of Directors did this as a response to a unique situation, and does not intend to be a bidder at the next clearing house.

ITEM 5.   OTHER INFORMATION

      On April 7, 1998, the Company purchased five working leasehold interests in oil and gas wells in Oklahoma. The Company paid the sum of $208,000 for the working and minor royalty interests in these leases. The wells are commonly known as the Harper #1 and Miller Wells in Woodward County, Oklahoma, the Fanny Brown Well in Caddo County, Oklahoma, the Dickerson and Mueggenborg Wells in Kingfisher County, Oklahoma, and the Duncan Well in LeFlore County, Oklahoma. In addition, Jenex Operating Company, which is owned by the President of Croff Enterprises, Inc., and which is the operator of these wells, agreed to provide a credit of $150 per month per well against the operating expenses of these wells for each month that Croff Oil Company was the owner of such wells. In order to complete this purchase the Company borrowed the sum of $90,000 from Union Bank and Trust Company on a one-year note payable monthly in twelve installments. The balance was paid from the Company's cash reserves. The effective date of this transfer was April 1, 1998.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      The registrant has filed no reports on Form 8-K for the period ending June 30, 1998.


EXHIBITS:

     A.   Purchase Agreement of April 7, 1998, with St. James Oil,
       Ltd.






                      S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      REGISTRANT:  CROFF
ENTERPRISES, INC.


                                                 By: ____________
                                            _____________________
                                                 Gerald L. Jensen
                                      Chief Executive Officer and
                                          Chief Financial Officer


                              By_________________________________
                                                 Beverly Licholat
                                         Chief Accounting Officer

Date: ___________________, 1998