Form 10-Q
period 1998-09-30
CROFF ENTERPRISES INC
filed 1998-11-17
CIK 25743

FORM 10-Q/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended                 September 30, 1998
                                  or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _______________ to _____________________
Commission File Number:                     1-100

                                      CROFF ENTERPRISES, INC.
         (Exact name of registrant as specified in its charter)
                Utah                                    87-0233535
      (State or other jurisdiction of              (I.R S. Employer
    incorporation or organization)                Identification No.)
         1675 Broadway, Suite 1030,    Denver, CO             80202
     (Address of principal executive offices)            (Zip Code)
                              (303)628-1963                            -
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   _____ Yes  ______ No
                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 516,265 shares, one class only, as of September 30, 1998.

                                  INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED).


    _________________________________________________________________

PART I.   FINANCIAL INFORMATION                   Page Number

Balance Sheets as of December 31, 1997
      and September 30, 1998                                     3, 4

Statements of Operations for the Three and
     Nine months ended September 30, 1998 and 1997                         5

Statements of Cash Flows
     for the Nine Months
     Ended September 30, 1998 and 1997                           6

Notes to Financial Statements                                    7

Management's' Discussion and Analysis of Financial
     Condition and Results of Operations                              9


PART II.  OTHER INFORMATION

Changes in Securities                                            9

Other Information                                           9

Exhibits and Reports on Form 8-K                                 10

Signatures.                                                 10
    _________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Enterprises, Inc. The financial statements for the nine months ended September 30, 1998 and 1997 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.

                     PART I:  FINANCIAL INFORMATION
                         CROFF ENTERPRISES, INC.
                              BALANCE SHEET


                                         Decembe     Septemb
                                          r 31,       er 30,
                                           1997        1998
CURRENT ASSETS:
   Cash and Cash Equivalents:           $ 166,883   $  23,858
   Marketable equity securities            15,687       2,500
   Accounts receivable:
     Oil and gas purchasers                26,552      35,096
     Refundable income taxes                3,200       3,131
          Total current assets          $ 212,322   $  64,585

PROPERTY AND EQUIPMENT, AT COST:
Oil   &   gas  properties,  successful
efforts method:
   Proved properties                      429,903     646,769
   Unproved properties                     97,102      97,102
                                        $ 527,005   $ 743,871

      Less  accumulated depletion  and    (250,72     (276,81
depreciation                                   9)          1)

Net property and equipment              $ 276,276     $467,06
                                                            0
Coal Investment                            16,277      16,277
          Total Assets                  $ 504,875   $ 547,922

                     PART I:  FINANCIAL INFORMATION
                         CROFF ENTERPRISES, INC.
                              BALANCE SHEET


                                         Decembe      Septemb
                                          r 31,       er 30,
                                           1997        1998
CURRENT LIABILITIES:
   Accounts payable                     $   4,378   $  11,890
   Accrued liabilities                      2,605       2,160
   Note payable - Union Bank                    0      46,215
          Total current liabilities     $   6,983   $  60,265

STOCKHOLDERS' EQUITY:
Class A Preferred, none issued
Class B Preferred stock, no par value:
    520,000 authorized, 516,265 shares    364,328
issued 12/31/97
    520,000 authorized, 490,860 shares                346,232
issued   9/30/98

Common    stock,   $.10   par    value
20,000,000 shares
authorized 579,143 shares issued           57,914      57,914

Capital in excess of par value            542,215     542,215
   Accumulated deficit                    (383,66     (375,80
                                               9)          8)
                                        $ 580,788   $ 570,553
    Less common stock at cost,  62,628
shares
   in 1996 and 62,878 in 1997             (82,896     (82,896
                                                )           )
          Total stockholders' equity    $ 497,892   $ 487,657

          Total Liabilities & Equity    $ 504,875   $ 547,922

                         CROFF ENTERPRISES, INC.
                         Statement of Operations

     For the Three And Nine Months Ended September 30, 1998
                          (Unaudited)

                          For Three Months Ended    For Nine Months
                                                         Ended

                            9/30/9      9/30/9      9/30/9     9/30/9
                               7           8          7           8
REVENUE:
   Oil and gas sales      $  45,537   $  51,485   $ 151,05   $  141,89
                                                         4           0
   Other income               4,120       (363)      7,364       5,880
(loss).....
          Total revenue   $  49,657   $  51,122   $ 158,41   $  147,77
                                                         8           0

COSTS AND EXPENSES:
   Lease operating            7,589      11,572     25,760      32,717
expense
   Depreciation and           6,000      13,000     18,000      25,500
depletion
   General and               17,668      19,441     58,584      62,015
administrative
   Interest Expense               0       1,638          0       4,766
   Rent Expense - Related     2,940       2,940      8,820       8,820
Party
   Write down of coal        62,000                 62,000
investment
          Total Expenses  $  96,215   $  48,591   $ 173,16   $  133,81
                                                         4           8

Net income (loss)         $  (46,55   $   2,531   $ (14,74   $  13,953
                                 8)                     6)

Earnings (Loss) Per Share $       (   $     .01   $      (   $     .02
                               .09)                   .03)

                         CROFF ENTERPRISES, INC.
                         Statement of Cash Flows


                                                For the Nine Months
                                                       Ended
                                                September 30, 1998

                                                  1997         1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $  (14,74   $  13,952
                                                      6)
Adjustments to reconcile net income to net
cash
 provided by operating activities and
depletion:
   Depreciation and depletion                     18,000      26,082
   Write down of coal investment                  62,000           0
   Decrease(Increase) in receivables              11,850      (8,475
                                                                   )
   Decrease(Increase) in other assets                  0       8,555
   Decrease(Increase) in accounts payable          1,713      (7,869
                                                                   )
   Decrease(Increase) in notes payable                        (46,21
                                                                  5)
   Decrease(Increase) in accrued liabilities         493         445
   (Gains) on marketable securities                           (1,813
                                                                   )
          Total adjustments                       90,630      (29,29
                                                                  0)
Net cash provided by operating activities:     $  75,884   $  (15,33
                                                                  7)


CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchase)Sale of oil & gas properties:           (38,49      (208,5
                                                      6)         00)
(Purchase) of Preferred Stock                                 (24,18
                                                                  8)
Sale of marketable equity securities              (4,750      15,000
                                                       )
                                               $  (43,24   $  (217,6
                                                      6)         88)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury stock                         (250)
   Proceeds from Note Payable                          0      90,000
   Increase (decrease) in cash:                   32,388      (143,0
                                                                 25)
   Cash at beginning of period:                   184,56      166,88
                                                       5           3

Cash at end of period:                         $  216,95   $  23,858
                                                       3

                         CROFF ENTERPRISES, INC.
                      NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998

BASIS OF PREPARATION

      The condensed financial statements for the three and nine month periods ended September 30, 1998 and 1997 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

            MANAGEMENT'S' DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Three Month Period Ended September 30, 1998, as Compared to the Three Month Period Ended September 30, 1997.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the three months ended September 30, 1998, was $51,485 compared to $45,537 for the quarter ending September 30, 1997. This small increase in revenue was caused by the increased production from new leases purchased during the last year, offset by the drastic drop in oil prices and a smaller drop in natural gas prices. Prices for oil decreased from approximately $17-$18 per barrel in this quarter in 1997, to slightly over $12-$13 per barrel, this year. Natural gas prices continued their decline to a level of more than twenty percent lower than one year ago. Production increased as the Company has added nine new producing leases this year, which produce primarily natural gas.

      Production costs, which include lease operating expenses and all production related taxes, for the three months ended September 30, 1998, due to new operating leases, increased to $11,572 in 1998, compared to $7,589 during the same quarter year of 1997. The operating expenses increased on the new working interests, which were purchased since last year. Overall, operating expenses are low due to the large amount of royalty income. Depletion doubled due to the purchase of the new wells.

          Nine Month Period Ended September 30, 1998, as Compared to the Nine Month Period Ended September 30, 1997.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the nine months ending September 30, 1998, was $141,890 compared to $151,054 for the same time period of the prior year. This decrease was due to the drastic drop in oil prices and significant drop in natural gas prices. During this nine month period some wells were shut-in, revenue dropped from all wells, and activity slowed. Because of the new leases, production increased, but with such low prices, overall revenue fell.

      Production costs, which include lease operating expenses and all production related taxes, for the nine months ended September 30, 1998, increased when compared to the same time period of the prior year, $32,717 in 1998 compared to $25,760 in 1997. This increase was due to the operating costs of the additional nine working interests purchased in late 1997 and in 1998.

OTHER INCOME

      During the three month period ended September 30, 1998, the Company had a loss on other income of ($363) compared to a gain of $4,120 for the quarter ending September 30, 1997. This was due to a loss on securities held in 1998, and a decrease in interest income because the Company invested the large cash balances it held in 1997 in new oil and gas leases, so interest income is now insignificant.

      During the nine month period ended September 30, 1998, the Company had other income of $5,880, primarily from interest, dividends, and lease bonuses. During the first nine months of 1997, the Company had other income of $7,364, primarily from the dividends and interest. The decrease was due to the Company's receiving lower interest in 1998 due to lower cash balances after buying leases.

GENERAL AND ADMINISTRATIVE.

     General and administrative expenses for the nine month period ending September 30, 1998, were $62,015 plus rent expense of $8,820, for a total of $70,835, compared to $58,584 plus rent expense of $8,820 for a total of $64,528 for the nine month period ending September 30, 1997. This increase was due to a small cost increase, reflecting inflation, of the Company's overhead payment for general and administrative expenses.


FINANCIAL CONDITION

     As of September 30, 1998, the Company's current assets were $64,585, which exceeded current liabilities of $60,265, for ratio of 1.1 to 1. As of December 31, 1997, the Company's current assets were $212,322, and current liabilities were $6,983, giving the Company a working capital position of over $200,000, and a ratio of 30 to 1. This decrease was due to the Company spending much of its accumulated cash and borrowing an additional $90,000 to purchase oil and gas leases during late 1997 through April 1, 1998. The

Company is repaying the $90,000 debt over one year, and expects its' current ratio to reach 2:1 by the end of the year. Although the current low energy prices greatly reduce the Company's cash flow, the Company expects to continue to operate at a positive cash flow for the calendar year, with the cash flow being used to repay bank debt.

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

ITEM 5.   OTHER INFORMATION

      On April 7, 1998, the Company purchased six working leasehold interests in oil and gas wells in Oklahoma. The Company paid the sum of $208,000 for the working and minor royalty interests in these leases. The wells are commonly known as the Harper #1 and Miller Wells in Woodward County, Oklahoma, the Fanny Brown Well in Caddo County, Oklahoma, the Dickerson and Mueggenborg Wells in Kingfisher County, Oklahoma, and the Duncan Well in LeFlore County, Oklahoma. In addition, Jenex Operating Company, which is owned by the President of Croff Enterprises, Inc., and which is the operator of these wells, agreed to provide a credit of $150 per month per well against the operating expenses of these wells for each month that Croff Oil Company was the owner of such wells. In order to complete this purchase the Company borrowed the sum of $90,000 from Union Bank and Trust Company on a one-year note payable monthly in twelve installments. The balance was paid from the Company's cash reserves. The effective date of this transfer was April 1, 1998.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      The registrant has filed no reports on Form 8-K for the period ending September 30, 1998.

                      S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     REGISTRANT:  CROFF ENTERPRISES, INC.


                                    By: _________________________________
                                                         Gerald L. Jensen
                                              Chief Executive Officer and
                                                  Chief Financial Officer


                                      By_________________________________
                                                         Beverly Licholat
                                                 Chief Accounting Officer

Date: ___________________, 1998