Form 10-K
period 1998-12-31
CROFF ENTERPRISES INC
filed 1999-04-01
CIK 25743

FORM 10K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

MARK ONE

      X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES
     EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                               OR
           TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                  COMMISSION FILE NUMBER: 1-100

                     CROFF ENTERPRISES, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            UTAH                          87-0233535
  STATE OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION
                             NUMBER)

                          1675 BROADWAY
                           SUITE 1030
                    DENVER, COLORADO    80202
                ADDRESS OF PRINCIPAL    ZIP CODE
                        EXECUTIVE OFFICES

Registrant's telephone number, including area code:    (303) 628-
1963

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

As of March 1, 1999, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $218,316.

As  of  March  1,  1999, the Registrant had  outstanding  516,315 shares of common stock ($0.10 par value)
                        TABLE OF CONTENTS

                             PART I
                                                          Page
ITEM 1         BUSINESS.........................  3

ITEM 2         PROPERTIES........................ 7

ITEM 3         LEGAL PROCEEDINGS.....................  14

ITEM  4          SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY
HOLDERS.. 14

                             PART II

ITEM  5          MARKET  FOR  REGISTRANT'S COMMON  EQUITY........
14

ITEM 6         SELECTED FINANCIAL DATA.................     16

ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...........    16

ITEM  8          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA......
20

ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES.......    20

                            PART III

ITEM  10    DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT..
21

ITEM 11   EXECUTIVE COMPENSATION..................     22

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT......................    22

ITEM 13   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.... 24

                             PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
          REPORTS ON FORM 8-K.................... 25

          SIGNATURES........................ 26

          FINANCIAL STATEMENTS..................  27
ITEM 1.   BUSINESS

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties; including without limitation to, the following:
(i) the Company's plans, strategies, objective, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward looking statements.

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

      Croff is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests. Over the past ten years, Croff's primary source of revenue has been oil and gas royalties from producing mineral interests. Croff participates as a working interest owner in approximately 40 wells. Croff holds small royalty interests in over 200 wells. In 1998, Croff purchased working interests in six natural gas wells in the state of Oklahoma. The Company began receiving revenue from these wells in the second half of the year. In 1997, Croff purchased working interests in five additional wells, three gas wells in Michigan, a gas well in Colorado, and an oil well in Texas. In 1996 Croff also purchased an additional interest in the Rentuer, a gas and oil well in Wyoming, and an oil well in Colorado. All of the wells from which Croff receives revenues are operated by other companies and Croff has no control over the factors which determine royalty or working interests revenues such as markets, prices and rates of production.

     In 1995, Croff purchased a two percent interest in a mortgage note secured by an equal interest in an Indiana Coal Mine. This venture failed when the utility canceled the coal contract and Croff had to write off most of this investment. In 1996, the Company sold its carved-out production interest in South Texas and purchased three interests in oil and gas wells in Wyoming and Colorado. In 1997, the Company leased several tracts of its perpetual mineral interests in Northeast Utah as drilling activity increased. Drilling and leasing activity nearly ceased on the Company's properties in 1998 as oil and natural gas prices dropped.

      Croff  has one part-time employee, the President,  and  two
Assistant Secretaries, who work for the Company as part of its contracted office space arrangement described in Item 13.

  (b)  Current Activities

      In 1998 the Company purchased six gas wells located in Oklahoma. The Company spent $208,000, primarily from its cash reserves, to buy these working interests. While the wells occasionally oil and condensate, these wells are all primarily gas wells. This purchase closed in April 1998, and the Company began receiving revenue from these wells during the last half of calendar year 1998. Because of the low prices of oil and natural gas, the effect of this greater production nearly offset a decline in the revenue from the existing wells in the Company.

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

      The Preferred B shares are not publicly traded, but are bought and sold by shareholders privately. The Company provides, each year, a clearinghouse to assist shareholders wishing to trade Preferred B shares. Any shareholder or any outsider is able to bid and ask for the Preferred B shares of the Company. This process first took place in January and February of 1997, again in 1998, and 1999. In 1997, the sale of the Preferred B shares were closed at prices ranging from $.75 to $.90 per share. In 1998, the average price is approximately $1.00 per share. In 1997, approximately 13,500 shares were traded, and in 1998 approximately 30,000 were traded. This system provides some liquidity to the Preferred B shareholders, and is paid for by the Company without charge or commission to the shareholders.

      In February of 1998, the Company completed its annual clearinghouse for the Preferred B stock. At the time of this clearinghouse, one purchaser had committed for the largest amount of the stock and the sellers had been notified of this purchase at a price of $0.95 per share. At the time for closing these purchases, this purchaser was unable to close and the sellers had no other purchaser. The Board of Directors determined that the Company would repurchase the agreed upon shares at the amount that had been bid by this purchaser. This allowed the sellers who had been told their shares would be purchased to complete their sales and at the same time allowed the Company to increase the per share value of the Preferred B shares by retiring 25,646 shares at an average price of $0.94 per share. The Company does not intend to purchase shares on a regular basis, and will not be purchasing shares in the clearinghouse in 1999.

      In 1997, the Company reported a small loss, which was the first loss reported by the Company in over five years. This loss was due to a write down of the Company's investment in Carbon Opportunities, L.L.C. The Company, in March of 1995, purchased a 2% interest in Carbon Opportunities, L.L.C. Carbon Opportunities, L.L.C. had purchased a non-performing $6,000,000 note secured by the Buck Creek Coal Mine. The only source of repayment of the note was from operations at the Buck Creek Coal Mine. In December 1995, the utility which was the major purchaser of coal from the mine, canceled the contract. Later, the mine filed a Chapter 11 bankruptcy. By the third quarter of 1997, it was clear that the mine would not be reopened, the lawsuit against the utility had been lost at the trial level, and liquidation of the equipment would not yield sufficient monies to recoup the investment. The Company determined that $62,000 of its original $100,000 investment would have to be written off. The Company had received $18,000 of its original investment and had written the investment down to approximately $82,000. Subsequently, the Company received $4,000, and there remains cash and equipment left to be liquidated of approximately $11,000, which is the remaining value of this asset on the Company's books. The Company now considers this a liquidated asset and expects to credit any monies received against its remaining value on the Company's books.

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

       The Company is currently continuing to pursue its acquisition/merger with a private group in a non oil and gas business which would have the potential to create a public trading market for the Company's shares in an expanding line of business. The Company has had negotiations, at this point, with several private companies which were interested in merging with Croff in order to become public. These negotiations occurred throughout 1997 and are continuing. . The Company has concentrated on meeting Companies in various high-tech areas, but has not yet completed any agreement. The Board has adopted an acquisitions strategy, however, as a long-term strategy, and intends to continue to search for a potential partner or acquisition, which would be of most benefit to the common shareholders and create a public market for the common shares.

     (c)  Major Customers

      Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1996, 1997 and 1998:
                              1996      1997      1998
     Oil and gas:
ANR Production Company *           23.7% *   23.0%          13.9%
Burlington Resources Oil and Gas Company     10.5%          18.4%
10.4%
Jenex  Petroleum Corp.                   --------        --------
21%
Pennzoil  Production  Company              11.1%            12.2%
--------
     *Includes Coastal Production Company

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

     (e)  Environmental and Employee Matters

      The Company's interest in oil and gas operations are indirectly subject to various laws and governmental regulations concerning environmental matters, as well as employee safety and health within the United States. The Company does not believe that it has any direct responsibility for or control over these matters, as it does not act as operator of any oil or gas wells.

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

      In 1998, there was a virtual halt to leasing on the Company's acreage due to declining petroleum prices. While the leasing had increased in 1996 and 1997, leasing activity came to a halt shortly after the first of the year. Croff participated in royalties on two wells which were drilled in Duchesne County, Utah and one well in Wyoming. In addition, three small leases of
15.66 net acres, 6.8 net acres, and 50.69 net acres were drilled late in 1997, and the early part of 1998. These leases were for mineral interests in Duchesne County, Utah. As prices continued to drop throughout the year, there was no further leasing or drilling activity on the Company's acreage.

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

      In 1996, the Company sold its carved-out production payment on 110 stripper wells in Medina County, Texas, which it had purchased in 1993. This carved-out production payment operated similarly to a royalty, with the Company receiving 200 barrels of oil a month, without operating expenses. The Company sold this interest for approximately $106,000 after owning this interest for approximately three years.

     As of December 31, 1998, the Company was receiving royalties from approximately 200 producing wells in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah. Because of the drastic drop in oil prices, there were only three wells started in 1998. Royalties also were received from scattered interests in Wyoming, Colorado, New Mexico, Alabama, and Texas. Oil and gas revenues to the Company, primarily from royalties, were approximately $194,000 in 1998, $193,000 in 1997, $216,000 in
1996, and $196,000 in 1995. Natural gas production to the Company increased by nearly one-third during the last half of the year, after the purchase of the Oklahoma gas wells, but the drop in prices offset the increase in production. Natural gas income increased in 1996 and 1997 with increased gas sales from royalties on coal bed methane gas in San Juan County, New Mexico, and new wells in Western Colorado and Wyoming. Royalty income is contingent upon market demand, prices, producing capacity, rate of production, and taxes, none of which are in the control of the Company.

      The most important factor to the Company's revenue and profit, is the price of oil and natural gas. Posted prices of oil continued to drop throughout 1998 from an already low average price of $15 per barrel in January to around $10 per barrel by June and ending the year with the Company's price averaging below $10 per barrel. Oil prices had dropped drastically during 1997 with posted prices for sweet oil in Utah dropping from around $23 per barrel in January to a low of less than $17 per barrel by the end of the year. The drop in prices has continued into 1999, with the first recovery occurring in March 1999. The market in oil prices, having declined from 1990 to 1993, turned around, and average oil prices increased from 1994 to 1996. In 1997, they started down and by 1999, they have declined to the lowest level, adjusted for inflation, since 1917. Most onshore U.S. production is uneconomic at these prices, so oil exploration in the continental U.S. has almost shut down. Natural gas prices sustained a continuing decline in 1998 due to warmer than average weather and cheaper fuel oil prices. Beginning the year over $2, they fell by over $0.60 to about $1.40 by September 1998. There was a small recovery in the winter of 1999, but currently prices are only 2/3 of the 1997 level. Natural gas prices in 1997 were stable at the higher level of $2-$3 per MCF achieved by the final two months of 1996. Natural gas prices averaged $2.03 for the Company in 1997, the average price being higher for the first half of the year. The average price in 1996 was $1.86 per MCF. The warm winter of 1998 contributed to the falling natural gas prices. Because much of Croff's natural gas is in the Rocky Mountains and Oklahoma, Croff's average price for natural gas was not as high as gas producers in Texas and the Gulf area received.

Oil and Gas Working Interests

      On April 7, 1998, the Company purchased six working leasehold interests in oil and gas wells in Oklahoma. These wells are primarily natural gas but occasionally produce a load of oil. The Company paid the sum of $208,000 for the minority working interests in each of the following leases. There are two wells in Woodward County, Oklahoma, a 13% working interest in the Harper #1 and a 16% working interest in the Miller well. There is one well in Caddo County, Oklahoma, a 22% working interest in the Fannie Brown well. In Kingfisher County, Oklahoma there are two wells, a 30% interest in the Dickerson and a 43% interest in the Mueggenborg. The sixth well in is LeFlore County, Oklahoma and is a 32% interest in the Duncan well. These wells were purchased from St. James Oil Company which is owned by the brother of the President of Croff. Jenex Operating Company which was owned one half by St. James Oil Ltd. was sold to Jenco Petroleum which is owned by Gerald Jensen, the President of Croff, in a separate transaction. Jenex Operating Company is the operator of the wells, and agreed to provide a credit of $150 per month per well against the operating expenses of these wells as a condition of purchase. The Dickerson and Mueggenborg sell natural gas through Conoco, and the Harper and Miller sell gas through KN Energy. The Fanny Brown sells its gas to Pan Energy Services, Inc., and the Duncan to AOG. The Company used approximately $120,000 of its own cash and borrowed the balance of $90,000 on a one year Bank Note. The purchase was completed effective April 1, 1998 and the Company began receiving revenues the second half of 1998.

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

      Except for purchasing a small interest in the drilling of one well in 1991, one well in 1995, and a well in 1997, the Company has not engaged in drilling activity. The Company has participated, in the last five years, in the reworking of four existing wells, three in Utah and one in North Dakota. The Company participates in new wells drilled by other operators as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells. In 1998 the Company participated in a tiny working interest in a new well; but until oil and natural gas prices improve, the Company does not anticipate participating in any further drilling.

ESTIMATED PROVED RESERVES,
FUTURE NET REVENUES AND PRESENT VALUES

      The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by management for the fiscal years ending December 31, 1998, 1997, and 1996. All of the Company's revenues are located within the continental United States. The following table summarizes the Company's estimate of proved oil and gas reserves at December 31, 1998, 1997, and 1996.


Reserve Category

As   of            Proved  Developed          Proved  Undeveloped
Total
12/31           Oil (Bbls)  Gas (Mcf)         Oil (Bbls)      Gas
(Mcf)          Oil (Bbls)  Gas (Mcf)

1996             38,101                265,748             13,011
9,376          51,012            275,124
1997             39,339                301,343             12,612
13,423         51,951            314,766
1998             36,686                410,651             12,612
13,423         49,298            424,074

The Company sold oil reserves in 1996, and purchased natural gas reserves in 1998.

      The estimated future net reserves (using December 31 prices and costs for each respective year), and the present value of future revenues (discounted at 10%); for the company's proved developed and proved undeveloped oil and gas reserves, for the years ended December 31, 1996, 1997, and 1998 are summarized as follows:

     Proved Developed         Proved Undeveloped            Total
                        Present                           Present
Present
       Future          Value           Future          Value   of
Future         Value of
As  of     Net       Future Net     Net       Future Net      Net
Future Net
12/31       Revenue     Revenue    Revenue    Revenue     Revenue
Revenue

1996   $942,653    $574,473    $238,347    $191,527    $1,181,000
$766,000
1997   $970,392    $629,784    $199,701    $129,606    $1,170,093
$759,390
1998   $892,795    $579,423   $147,038   $    95,428   $1,039,832
$674,851

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

      Since December 31, 1997, the Company's has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.

Oil and Gas Acreage

     During the last five fiscal years, the Company decreased its holdings in undeveloped oil and gas leases and generally retained its holdings in developed oil and gas leases. The Company's acreage position was relatively static during the fiscal years ending December 31, 1996, 1997, and 1998.

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

COMPANY'S INTEREST IN PRODUCTIVE WELLS
(Gross and Net)

       The following table shows the Company's interest in productive wells as of December 31, 1998.

               Oil Wells (1)            Gas Wells (2)
               Gross      Net           Gross       Net
               208        1.81               42              2.1

(1)    Primarily  located  in  the  Bluebell-Altamont  field   in
Northeastern  Utah.   These  wells  include  some   natural   gas
production, but are primarily oil wells.

(2)   Primarily  located  in  Rio Blanco  and  LaPlata  Counties,
Colorado, Beaver, Woodward and Kingfisher Counties, Oklahoma, San
Juan County, New Mexico, Otsego County, Michigan, and Duchesne and Uintah Counties, Utah.

HISTORICAL PRODUCTION TO COMPANY

      The following table shows approximate net production to the Company of crude oil and natural gas for the years ended December
31, 1996, 1997, and 1998:


                              Crude Oil      Natural Gas
                               (Barrels)      (Thousands of Cubic
Feet)
                                             MCF
Year Ended December 31, 1996:      5,886               44,938
Year Ended December 31, 1997:      5,295               46,222
Year Ended December 31, 1998:      5,278               65,673

      There are no delivery commitments with respect to the above production of oil and natural gas, since Croff is not the operator, but allows the operator to contract for delivery. The Company is unaware of the circumstances of any delivery commitments on royalty wells.

AVERAGE SALES PRICE AND COSTS BY GEOGRAPHIC AREA

      The following table shows the approximate average sales price per barrel (oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues for 1996, 1997, and 1998.

                                   1996      1997      1998
Average   sales   price   per   bbl   of   oil             $20.38
$18.55         $11.74
Average  production  cost  per  bbl                     $    5.90
$  4.24        $  5.57
Average  sales  price  per Mcf  of  natural  gas         $   1.86
$  2.03        $  1.81
Average production cost per Mcf of natural gas          $     .51
$    .40       $    .61

     The average production cost for oil was higher in 1998, when compared to 1997, $5.57 per barrel in 1998 and $4.24 per barrel in 1997. The Company had more workovers on its oil wells in 1998, and a greater percentage of income from working interests. In 1997 there were fewer workovers, but more production taxes due to higher oil prices.

      The average production cost for natural gas increased in 1998 due to more production from working interests in higher cost wells in Oklahoma. These Oklahoma wells added up to a third of natural gas production which was mostly from royalty wells in 1997.

     The average production cost for natural gas dropped in 1997, due to a large amount of royalty gas from San Juan County, New Mexico. The cost of production for natural gas was $ .61 in
1998,  $.40  in  1997,  and $.51 in 1996.   This  was  caused  by
increased sales of natural gas but with more production coming from working interest wells, resulting in a high production cost per MCF.

      The Company's oil and gas operations are conducted by the Company through its corporate headquarters in Denver, Colorado.

Mining Interests

      The Company formerly owned stock and a note in Carbon Opportunities, L.L.C. which was secured against the assets of Buck Creek Coal Company in Indiana. The Company thus had an indirect interest in coal leases in Sullivan County, Indiana. These coal leases were security for a promissory note owned by Carbon Opportunities, L.L.C., in which the Company holds a 2% interest. The leases were operated as the Buck Creek Coal Mine during 1995, but have since gone into bankruptcy and are currently in a Chapter 11 liquidation. The Company has not made any reserve estimates of coal in place on such leases as the value of the leases has been written off. The Company currently has no mining operations on its mineral interests.

Corporate Offices and Employees

      The corporate offices are located at 1675 Broadway, Suite 1030, Denver, Colorado 80202. The Company is not a party to any lease but currently pays $1,600 a month to Jenex Operating Company, which is owned by the Company's president, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services are approximately $20,000 per year. The Company is continuing this arrangement on a month-to-month basis. The Company believes this arrangement is below true market rate for equivalent facilities and services.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not hold a shareholder's meeting in 1998, due to a meeting being held late in the preceding year, on November 25, 1997. The results of this meeting are in the 10-K filed for December 31, 1997. The Company intends to hold a shareholder's meeting in 1999.

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED
STOCKHOLDER MATTERS

     On February 28, 1996, the shareholders approved the issuance of the Preferred B stock to be issued to each common shareholder on the basis of one share Preferred B for each share of common stock. The Company in the fourth quarter of 1996 issued all of the Preferred Shares and delivered the Preferred B shares to each of the shareholders for which it had a current address. The Preferred B shares have an extremely limited market, but are traded through a clearinghouse held by the Company from December through February of each year. The Company established a bid and ask format, whereby any shareholder could submit a bid or ask price for each Preferred B share. During the first bid and ask period in 1997, bids of $.75 were received and asked prices of $.75 and $.90 were received, and 13,365 Preferred B shares were traded at $.75 or $.90. In 1998, the bid prices received were
$.90-$1.00 and approximately 31,110 shares were traded at this price. The Company is acting as its own transfer agent, with respect to these Preferred B shares only. In the wake of the disastrous oil market in 1998, bids for only 550 shares were received to purchase the Preferred B shares in 1999.

     In November 1991, the Common Stock was reversed split, 1:10, and a trading range of approximately $1.00 bid to $1.10 was established and prevailed for approximately four years. A few transactions were conducted in the pink sheets, but the stock was not listed on any exchange and did not qualify to be listed on the NASDAQ small cap exchange. Therefore, there has been almost no trading in the Company's securities during the last five years. The Company has purchased common stock on an unsolicited basis during this period at a price of $1.00-$1.20 per share and certain limited transactions known to the Company were traded within this same range. The chart below shows the limited trading of which the Company is aware during the last three years.

      The trading range for 1998-1999 is shown for Preferred shares and common shares as a guide to the shareholders as to what transactions have either taken place or of which the Company is aware of the bid or ask price. One of the principal reasons for issuance of the Preferred B shares, was to attempt to use the common shares of the Company to grow the Company to a size whereby an active trading market will develop.

           COMMON SHARES - 516,315 SHARES OUTSTANDING
BID RANGE (1), (2), (3)

          Calendar Quarter                   Bid       Asked
        1996:       First   Quarter                         $1.10
$1.20
          Second Quarter                     $1.10          $1.20
          Third Quarter                      $1.10          $1.20
          Fourth Quarter                     $1.10          $1.20
       1997:      First  Quarter                       $.50   (4)
$.75 (4)
           Second Quarter                     $.50 (4)       $.75
(4)
           Third Quarter                      $.50 (4)       $.75
(4)
           Fourth Quarter                     $.50 (4)       $.75
(4)
       1998:      First  Quarter                       $.65   (4)
$.75 (4)
           Second Quarter                     $.65 (4)       $.75
(4)
           Third Quarter                      $.65 (4)       $.75
(4)
           Fourth Quarter                     $.75 (4)       $.85
(4)
     1999:     First Quarter
                                        $.75 (4)       $.85 (4)

Only a few transactions resulting in the transfer of stock took place in 1996, 1997 or 1998.

(1) In 1991, the Company tendered for its own 1:10 reverse split shares at $1.00 per share net to the shareholder. Approximately
29,000 shares were purchased by the Company. All prices shown are following the implementation of the reverse split.

(2) The Company repurchased approximately 10,000 of its common shares for its Treasury in 1995 at $1.00 and $1.05 per share from an estate and a bankruptcy trustee.

(3) (4) The restricted Preferred B shares were first issued in 1996, and trade in a Company sponsored clearinghouse from December-February of each year, so the 1997 and prices subsequent reflect the common share price to which the Preferred B price must be added to compare earlier periods.

      As  of  December  31, 1998, there were approximately  1,100 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

PREFERRED "B" SHARES- 490,859 SHARES OUTSTANDING

BID RANGE (1), (2), (3), (4)
          Calendar Quarter                   Bid       Asked
     1997:     First Quarter                      $.75-$.90 $.90
           Second  Quarter                     No Trading      No
Trading
           Third  Quarter                      No Trading      No
Trading
          Fourth Quarter                     $.75-$.90 $1.00
     1998:     First Quarter                      $.90      $1.00
           Second  Quarter                     No Trading      No
Trading                   Third  Quarter                       No
Trading   No Trading
          Fourth Quarter                     $.85      $.90
     1999:     First Quarter                      $.85      $.90

ITEM 6.   SELECTED FINANCIAL DATA

Fiscal Year Ended December 31:
               1994      1995      1996      1997      1998
REVENUES
Operations
   Oil  and  Gas       $196,780  $195,834  $216,870  $193.099   $
193,971
   Other  Revenues    $    6,139     $    9,596     $   27,181  $
14,790    $     7,505
Expenses       $167,080  $173,919  $170,258  $220.627  $ 213,970
   Net  Income         $   34,183 $  31,511 $   73,793  $(12,738)
$(15,582)
   Per  Common Share  $        .06   $        .06    $        .14
$      (.12)   $      (.01)
Working  capital          $  74,401 $  26,457 $226,367   $205,339
$     1,866
Long-term   debt           --                --                --
--            --
Total   assets         $430,327   $505,018   $515,704    $504,875
$508,847
Stockholders'  equity     $418,856  $440,527  $510,880   $497,892
$458,123
Dividends per share NONE      NONE      NONE      NONE      NONE


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

      This Form 10-K includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

Results of Operations

     Oil and gas sales in 1998 were aided by a slight increase in oil production and a 50% increase in natural gas production. However, total sales barely increased over the 1997 sales figures due to oil prices dropping nearly in half from late 1997 levels and natural gas prices dropping around 20%. Oil and gas sales were $193,971 in 1998, compared to $193,099 in 1997. The increased production came from purchased working interests with higher operating costs, so net income from oil and gas production fell. The share of production revenues from natural gas increased to about 65% of oil and gas revenues.

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

      Operating expenses increased significantly in 1998, when compared to 1997, due principally to two factors. The First was due to the purchase of six new wells in Oklahoma. Due to these new wells, depletion and depreciation almost doubled, from $21,108 in 1997, to $39,577 in 1998. The cost of operating these wells was also high, with production taxes and operating cost increases almost $30,000 from the six new wells, which was then offset by the operating expense rebate on these six wells. The remaining operating cost increases came from an increase in workover expenses, which were higher in 1998 than in 1997.

      Operating expenses, including production taxes, in the fiscal year ending December 31, 1997, were $40,824 compared to $58,356 in 1996. This decrease was due to less workover expenses in 1997, the sale of higher operating cost oil wells, and the purchase of lower operating cost natural gas wells. During 1997 production increases were being offset by lower prices.

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

      General and administrative expenses decreased slightly from $79,495 in 1997 to $75,467 in 1998. This small decrease was due to holding an annual meeting late in 1997, and deferring the next shareholder's meeting until 1999. The Company also incurred interest expense in 1998 of $5,745 due to the one year borrowing for the natural gas purchase, versus no interest expense in 1997. Other income in 1997 included interest from the Company's cash reserves which were expended for oil and gas purchases and Preferred B stock repurchases in 1998. The Company's other income of $7,505 in 1998 included lease bonus income, interest and dividends income, and gains on stock sales.

      General and administration expenses increased from $73,673 in 1996 to $79,495 in 1997. The principal reason for this increase was a raise of $6,000 per year to the President. The President's salary had not been increased in over ten years and the Board of Directors raised it, effective April 1, 1997. Other income increased due to interest on cash and dividends on stock and lease bonus income.

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

Year 2,000 Disclosure

      There has been increasing concern about the effect upon the financial results of all public companies due to the year 2000 problem. The year 2000 problem is based on the concern that certain computer programs and computers are not presently configured to recognize the year 2000 or succeeding years. This defect in computer functions could have an adverse impact upon our company and other industries in which we deal if the various programs and applications cease to function or function erroneously as we approach the year 2000. Programs dealing with accounting and financial functions of the Company could cease to function if they are not year 2000 compliant. This Company has viewed the year 2000 problem hereafter "Y2K" compliance, in three general categories. The first is the impact on the Company's own information technology system consisting of its computers, software, and financial records. The second is the possible failure of other equipment which the Company uses such as security systems, telephone systems, vehicles, and gas meters which rely on computer components The third potential adverse effect upon the Company would be third party service and product suppliers for which the Company depends including payment by the various companies which operate the wells in which the Company has interests in, and which provide the Company's cash flow.

      The Company has addressed the first of its systems, its own accounting and financial records, and its well records by confirming the software systems are Y2K compliant. The Company financial records are being transferred to the "Roughneck" system which has been Y2K compliant for two years and amply tested. This system is owned and operated by Jenex Petroleum Corp. which provides it to the Company as part of its overhead services. The Company intends to have its complete 1999 records on the Roughneck system and fully compliant by the second quarter of 1999. The previous records of the Company are also being kept on a Y2K compliant system, primarily on Excel, which has been upgraded to a Y2K compliant status. The Company anticipates no further problems with its own records in order to be fully Y2K compliant.

     With respect to other IT systems which may fail on or around the advent of the year 2000, the Company is conferring with its supplier of services, Jenex, and has confirmed that its telephone, fax, and email systems are Y2K compliant. The Company does not anticipate any major problems with these systems. Because the Company does not operate any of its oil or natural gas wells, it is in a position to withstand, without any material adverse consequences, a break down of days or even weeks in these systems.

      With respect to the third possibility, the third party suppliers from which the Company derives its cash flow being unable to operate wells and or pay timely for the Company's production, the Company has begun a program of reserving cash, as a contingency in the event of a disruption in its cash flow. The Company believes in its capacity as a low overhead company with no operations of its own, and that this problem can be addressed by simply having adequate cash reserves to replace at least two months of total revenue. The Company plans to be in this position by the end of 1999.

      Under the Company's agreements, the Company's costs to become Y2K compliant, will not increase its overhead from its normal operations. The Company feels its efforts are adequate to handle any Y2K problems that can be reasonably anticipated.

Capital Resources and Liquidity

      At December 31, 1998, the Company's current assets totaled $52,590 and its current liabilities totaled $50,724 for a working capital position of $1,866. This drastic decrease in the Company's working capital position was due to the use of cash to purchase the six natural gas wells, and the short term borrowing of $90,000. The final payment on this debt was made in March 1999, and the Company's current liabilities should drop, to less than half of the Company's current assets in 1999. The drop in oil and natural gas prices resulted in the Company depleting its cash resources to a greater extent than anticipated by management.

      At December 31, 1997, the Company's current assets totaled $212,322 and the Company's current liabilities totaled $6,983, for a working capital position of $205,339. This liquidity decreased from $226,367 at December 31, 1996, to the $205,339 at December 31, 1997. This decrease was due to the Company purchasing oil and gas wells during 1997. The Company's current ratio was in excess of 30:1 during 1996 and 1997. As the Company purchased oil and natural gas properties, the current ration dropped during 1998.

      In 1996, the Company increased its current ratio by decreasing its current liabilities from $64,491 to $4,824, while increasing its current assets to $231,191. In 1996, the Company's current ratio increased as it paid off bank debt and paid down payables and utilized its cash flow to accumulate cash.

      The Company, in March 1999, paid off the final installments of its' bank debt. The Company intends to pay down payables and accumulate cash during the next year. The Company would expect that future cash positions and liquidity will be dependent upon its success in doing a merger, acquisition, or reverse acquisition, and the amount of oil and gas properties it buys.

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

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a)(b)(c)    Identification  of  Directors,  Officer   and
Significant Employees.

      The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H. Mandel, Edwin W. Peiker, and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The following is provided with respect to each officer and director of the Company as of March 1, 1999.

GERALD L. JENSEN, 59, PRESIDENT AND DIRECTOR
President of Croff Oil Company since October 1985. Mr. Jensen has been an officer and director of Jenex Petroleum Corporation, a private oil and gas company for over ten years. Mr. Jensen was a director of Pyro Energy Corp., a public company (N.Y.S.E.) engaged primarily in coal production, from 1978 until the Company was sold in 1989. Mr. Jensen is also an owner of private real estate, development, and oil and gas companies.

RICHARD H. MANDEL, JR., 69, DIRECTOR
Since  1982, Mr. Mandel has been President and a Board Member  of
American Western Group, Inc., an oil and gas producing company in
Denver,  Colorado.   From  1977 to  1984,  he  was  President  of
Universal Drilling Co., Denver, Colorado.


DILWORTH A. NEBEKER, 58, DIRECTOR
Mr. Nebeker served as President of Croff from September 2, 1983 to June 24, 1985, and has been a director of Croff since December 1981. He has been a lawyer in private practice for the past ten years. Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.

EDWIN W. PEIKER, JR., 67, DIRECTOR AND SECRETARY
Mr. Peiker was President of Royal Gold, Inc., from 1988 through 1991, and continues to be a director. Since 1986, Mr. Peiker has been a Vice President and Director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities. Prior thereto he was involved in private investments in oil and gas exploration and production. Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983. AMAX is primarily engaged in mine evaluation and resource analysis.

JULIAN D. JENSEN, 50, DIRECTOR
Mr. Jensen is the brother of the Company's president and has served as legal counsel to the Company for the past seven years. Mr. Jensen has practiced law, primarily in the areas of corporate and securities law, in Salt Lake City, Utah, since 1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin, Carman, Dibb & Jackson, which acts as legal counsel for the Company.

      The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company.


ITEM 11   EXECUTIVE COMPENSATION

Remuneration

      During the fiscal year ended December 31, 1998, there were no officers, employees or directors whose total cash or other remuneration exceeded $60,000.

Summary Compensation Table
1998 Compensation of C.E.O. (1)
                         Total All
     Salary          Bonus          Other          Stock  Options
Compensation
     $53,625   0         0         No new options      $53,625
     per annum

Gerald L. Jensen is employed part time as the President and C.E.O. of Croff Enterprises, Inc.

      (1) Effective March 20, 1997, the President's salary was increased to $54,000 per year. In addition, the Company will contribute 3% of his salary to a Simple IRA Plan.

      Directors, excluding the President, are not paid a set salary by the Company, but are paid $350 for each half-day board meeting and $500 for each full-day board meeting.
Proposed Remuneration

      During the current fiscal year, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $500 for a full day meeting.

      Based on the current remuneration, for the fiscal year ending December 31, 1998, no officer or director shall receive total cash remuneration in excess of $60,000.

Options, Warrants or Rights

     Directors were authorized and issued stock warrants in 1991, that essentially provide each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant is for 20,000 shares. The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. The expiration date of the warrants is December 31, 1999. No stock options were granted in the fiscal year ending December 31, 1998.

      The chart below sets out the terms and value of the above warrants to all officers and directors, none of which have been exercised.


Officers and Directors Warrants and Compensation (1998)

                     Warrant  Terminat  Exerci   Current    Director
                        to       ion      se      Value    Compensati
                       Buy      Date    Price   (Estimate    on (2)
                                                  d) (1)

Directors (Excluding  10,000  12/31/99  $1.00   $  6,500   $  1,050
President):           Shares

President        and  20,000  12/31/99  $1.00   $13,000    $53,625
Director:             Shares

(1) Based on a current stock price of $1.00 for Preferred B shares and $.75 for common shares for a total estimated value of $1.65, over option price of $1.00 per share. There is no market for the warrants and an extremely limited market for stock.

(2) Director compensation based on holding three one half day meetings per year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(b)    Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      The following table sets forth the beneficial ownership of Common stock of the Company as of December 31, 1998, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.

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

  (1)  Jensen Development Company is primarily owned by Gerald L.
Jensen

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company currently is in an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", a company formerly owned 50% by the President, Gerald L. Jensen, which during the last year was acquired 100% by Mr. Jensen. Jenex provides offices, phones, office supplies, computers, photocopier, fax, and all normal and customary office services. In addition, the Company shares an accountant and two assistant secretaries who are paid by Jenex. Jenex also provides assistance from a geologist. Croff currently reimburses Jenex $1,600 per month for all of these expenses. These arrangements were entered into in order to reduce the Company's overhead. The Company is currently continuing this arrangement on a month-to-month basis. Jenex provides similar services to Jenex Operating Company of Texas, Inc. for $6,500 per month, a Company in which the President owns a 50% interest. In the opinion of management, the amounts paid by Croff to Jenex for the personnel, office, equipment use, and other services are below the cost for such items if independently obtained.

      The Company retains the legal services of Jensen, Duffin, Carman, Dibb & Jackson. Julian Jensen, a director, as a professional corporation, is part of this association. Legal fees paid to this law firm for the years ending 1998, 1997, and 1996 are, respectively, $525, $2,086, and $4,398.

      Effective April 1, 1998, the Company purchased six working interests in Oklahoma natural gas wells from St. James Oil Ltd. a company owned by a brother of the Company's President. The price of $208,000 was slightly less than an unaffiliated parties offer, to St. James Oil Ltd. which offer, however, included the third party taking over operations from Jenex. As part of this transaction, Gerald Jensen, the Company's President, purchased the one half ownership of Jenex which he did not already own, and Jenex then retained operations of these wells, but agreed to rebate to Croff $150 of the operating fees per well, each month, or a total of $900 per month as long as Jenex operated the wells and Croff retained its interest. Croff then agreed to purchase the wells for $208,000. This acquisition was approved by the Board of Directors in March 1998, with the President abstaining from the vote.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1) Financial Statements. See index to financial statements, financial statement schedules, and supplemental information as referenced in Part II, Item 8, and the financial index on Page F-1 hereof. These reports are attached as Exhibits and are incorporated herein.

Reports on Form 8-K

     None

Exhibit Index

Report of Independent Certified Public Accountants

Note Agreement with Union Bank

Croff Purchase Agreement

Assignment of Oil, Gas, and Mineral Lease

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


Date: March 31, 1998                         By: /S/ Edwin Peiker
                                   Edwin Peiker, Jr., Director


Date: March 31, 1998                         By: /S/ Dilworth  A.
Nebeker
                                   Dilworth A. Nebeker, Director


Date:  March 31, 1998                         By: /S/  Julian  D.
Jensen
                                   Julian D. Jensen, Director








                             CROFF ENTERPRISES, INC.
                    INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                          AND SUPPLEMENTAL INFORMATION




Page Number
I.    Financial Statements

      Report of Independent Certified Public Accountants
F-2

      Balance Sheet - December 31, 1997 and 1998
F-3

      Statement of Operations - years ended December 31, 1996,
        1997 and 1998
F-5

      Statement of Stockholders' Equity - years ended
        December 31, 1996, 1997 and 1998
F-6

      Statement of Cash Flows - years ended December 31,
        1996, 1997 and 1998
F-7

      Notes to Financial Statements
F-8

II.   Supplemental Information - Disclosures about Oil and
        Gas Producing Activities - Unaudited
F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Croff Enterprises, Inc.


We have  audited the balance  sheet of Croff  Enterprises,  Inc.
at December 31,
1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31,
1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on them based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff
Enterprises,  Inc. as of
December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Denver, Colorado
March 17, 1999                                        CAUSEY
DEMGEN & MOORE INC.

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEET
                           December 31, 1997 and 1998

                                     ASSETS

                                                           1997
1998
                                                          ------
------
Current assets:
   Cash and cash equivalents                             $166,883
$ 14,294
   Marketable equity securities                            15,687
3,125
   Accounts receivable:
    Oil and gas purchasers                                 26,552
32,271
    Refundable income taxes                                 3,200
2,900
                                                         --------
--------

    Total current assets                                  212,322
52,590

Oil and gas properties, at cost, successful
    efforts method:
    Proved properties                                     429,903
636,595
    Unproved properties                                    97,102
97,102
                                                         --------
--------

                                                          527,005
733,697
   Less accumulated depletion and depreciation
(250,729)  (288,717)
                                                         --------
--------

     Net property and equipment                           276,276
444,980

Coal investment (Note 2)                                   16,277
11,277
                                                         --------
--------
                                                         $504,875
$508,847
                                                         ========
========

                             See accompanying notes.
                                       F-3

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEET
                           December 31, 1997 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1997
1998
                                                         --------
--------
Current liabilities:
   Note payable - bank (Note 3)                          $      -
$ 23,369
   Accounts payable                                         4,378
19,290
   Accrued liabilities (Note 4)                             2,605
8,065
                                                         --------
--------

      Total current liabilities                             6,983
50,724

Contingencies (Note 2)

Stockholders' equity (Note 5):
   Class A preferred stock, no par value;
     5,000,000 shares authorized, none issued
-          -
   Class B preferred stock, no par value;
    520,000 shares authorized, 516,505 shares (1997)
    and 490,859 shares (1998) issued and outstanding
364,328    329,559
   Common stock, $.10 par value; 20,000,000 shares
    authorized, 579,143 shares issued
57,914     57,914
   Capital in excess of par value
542,215    552,797
   Accumulated deficit
(383,669)  (399,251)
                                                          -------
-   --------


580,788    541,019

   Less treasury common stock at cost, 62,828 shares
    (1997 and 1998)
(82,896)   (82,896)
                                                          -------
-   --------

      Total stockholders' equity
497,892    458,123
                                                          -------
-   --------


$504,875   $508,847

========   ========

                             See accompanying notes.
                                       F-4

                            CROFF ENTERPRISES, INC.
                             STATEMENT OF OPERATIONS
              For the years ended December 31, 1996, 1997 and
1998

                                                 1996       1997
1998
                                                 ----       ----
----

Revenue:
   Oil and gas sales (Note 8)                  $216,870
$193,099    $193,971
   Gain (loss) on disposal of oil and gas
     properties                                  19,678
-      (3,088)
   Other income                                   7,503
14,790       7,505
                                               --------    ------
--    --------

    Total revenue                               244,051
207,889     198,388

Costs and expenses:
   Lease operating expense and production taxes  58,356
40,824      68,981
   General and administrative (Note 4)           73,673
79,495      75,467
   Rent expense - related party (Note 4)         16,800
17,200      19,200
   Depreciation and depletion                    20,759
21,108      39,577
   Interest                                         670
-       5,745
   Write down of coal investment (Note 2)            -
62,000       5,000
                                               --------    ------
--    --------

    Total costs and expenses                    170,258
220,627     213,970
                                               --------    ------
--    --------

Net income (loss) (Note 6)                       73,793
(12,738)    (15,582)

Net income (loss) applicable to preferred
   stock (Note 5)                                    -
49,262     (10,582)
                                               --------    ------
--    --------

Net income (loss) applicable to common
   shareholders                                $ 73,793
$(62,000)   $ (5,000)
                                               ========
========    ========

Basic and diluted net income (loss)
   per common share (Note 7)                   $    .14    $
(.12)   $   (.01)
                                               ========
=======     =======

                             See accompanying notes.
                                       F-5


                            CROFF ENTERPRISES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1997 and
1998



Capital in
                                      Preferred stock
Common stock      excess of  Treasury   Accumulated
                                     Shares    Amount     Shares
Amount   par value    stock    deficit
                                     ------    ------     ------
------   ---------   -------   -----------

Balance, December 31, 1995                -   $     -    579,143
$ 57,914   $ 909,983  $ (82,646) $ (444,724)

   Issuance of preferred stock
     (Note 5)                       516,505    233,744         -
-    (233,744)         -           -

   Costs of issuance of preferred
     stock                                -          -         -
-      (3,440)         -           -

   Net income for the year ended
     December 31, 1996                    -          -         -
-           -          -      73,793
                                   --------   --------   -------
--------    --------   --------  ----------

Balance, December 31, 1996          516,505    233,744   579,143
57,914     672,799    (82,646)   (370,931)

   Purchase of 200 shares of
     treasury stock                       -          -         -
-          -       (250)          -

   Net loss for the year ended
     December 31, 1997                    -          -         -
-          -          -     (12,738)

   Preferred stock reallocation
     (Note 5)                             -    130,584         -
-    (130,584)         -           -
                                   --------   --------   -------
--------    --------   --------  ----------

Balance, December 31, 1997          516,505    364,328   579,143
57,914    542,215    (82,896)   (383,669)

   Purchase and retirement of 25,646
     shares of preferred stock      (25,646)   (24,187)        -
-          -          -           -

   Net loss for the year ended
     December 31, 1998                    -          -         -
-          -          -     (15,582)

   Preferred stock reallocation
     (Note 5)                             -    (10,582)        -
-     10,582          -           -
                                   --------   --------   -------
-------   --------   --------   ---------

Balance, December 31, 1998          490,859   $329,559   579,143
$57,914   $552,797   $(82,896)  $(399,251)
                                   ========   ========   =======
=======   ========   ========   =========

                             See accompanying notes.
                                       F-6

                            CROFF ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS
              For the years ended December 31, 1996, 1997 and
1998

                                                1996       1997
1998
                                                ----       ----
----
Cash flows from operating activities:
   Net income (loss)                            $ 73,793  $
(12,738) $ (15,582)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
       Depreciation and depletion                 20,759
21,108     39,577
       (Gain) loss on disposal of properties     (19,678)
-      3,088
       (Gain) loss on marketable equity
          securities                              (3,012)
(1,377)    (2,438)
       Loss on write down of investment                -
62,000      5,000
       Change in assets and liabilities:
         Decrease (increase) in accounts
           receivable                             (3,411)
6,374     (5,419)
       Increase (decrease) in accounts payable    (7,665)
1,214     14,912
       Increase (decrease) in accrued
          liabilities                             (2,002)
945      5,460
                                                --------    -----
--    -------

            Total adjustments                    (15,009)
90,264     60,180
                                                --------    -----
--    -------

Net cash provided by operating activities         58,784
77,526     44,598

Cash flows from investing activities:
   Note receivable                                 4,800
-          -
   Proceeds from sale and leases of property     131,585
-          -
   Purchase of oil and gas interests             (15,875)
(95,404)  (211,369)
   Purchase of marketable equity securities            -
(3,810)         -
   Proceeds from sale of marketable
     equity securies                               8,012
-     15,000
   Distributions from coal investment             12,766
4,256         -
                                                 --------    ----
---    -------

     Net cash provided by (used in)
       investing activities                      141,288
(94,958)  (196,369)

Cash flows from financing activities:
   Purchase of preferred stock                         -
-    (24,187)
   Purchase of treasury stock                          -
(250)         -
   Proceeds from note payable                          -
-     90,000
   Repayment of note payable                     (50,000)
-    (66,631)
   Cost of issuance of preferred stock            (3,440)
-          -
                                                --------    -----
--    -------

    Net cash provided by (used in) financing
     activities                                  (53,440)
(250)      (818)
                                                --------    -----
--    -------

Increase (decrease) in cash                      146,632
(17,682)  (152,589)

Cash and cash equivalents at beginning of year    37,933
184,565    166,883
                                                --------    -----
--    -------

Cash and cash equivalents at end of year        $184,565
$166,883    $14,294
                                                ========
========    =======

Supplemental disclosure of cash information:

During the years ended  December 31, 1996,  1997 and 1998, the
Company paid cash
   for interest in the amount of $1,115, $0 and $5,745, respectively.

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998




1.   Summary of significant accounting policies

     Croff Enterprises, Inc. (the Company) is engaged primarily in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests in Oklahoma, Utah, Colorado and New Mexico, and acquisition of oil and gas leases.

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

     Fair value of financial instruments:

     The carrying amount of cash, cash equivalents and note payable - bank is assumed to approximate fair value because of the short maturities of those instruments.

     Marketable equity securities:

     The Company has adopted  Statement of Financial  Accounting
Standards  No.
     115,  Accounting  for Certain  Investments  in Debt and
Equity  Securities,
     which provides for reporting certain equity securities at fair value, with unrealized gains and losses included in earnings. The aggregate cost of marketable equity securities at December 31, 1997 and 1998 was $5,958 and
     $1,663, respectively.

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

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998




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

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998




2.   Coal investment (continued)

     In December  1995,  the major  purchaser  of coal from the mine, a utility,
     canceled the contract. In January 1996, creditors of the
coal mine filed an
     involuntary  petition  under Chapter 7 of the Bankruptcy
Code which,  upon
     motion of the mining  company was  converted to a case under
Chapter 11 of
     the Bankruptcy Code. The operations at the mine have
subsequently been shut
     down and the assets were being  liquidated  while the LLC
sued the utility.
     In July 1997,  the trial  court ruled  against  the LLC.  As a result,  the
     Company recorded a write down of $62,000 in 1997, and an
additional  $5,000
     in 1998, to adjust its carrying value of the investment to the estimated liquidation value of cash, land and equipment remaining.

3.   Note payable - bank

     In connection with the purchase of certain producing oil and gas interests
     (see Note 4), the Company obtained a loan from a bank as evidenced by a promissory note dated March 23, 1998, in the principal amount of $90,000, with  interest at 2.0  percentage  points above the Norwest
Bank  Colorado,
     N.A. prime rate (9.75% at December 31, 1998). The loan is unsecured, guaranteed by an officer and shareholder of the Company as a co-borrower, and is due in twelve monthly installments of principal plus interest, with final  payment due March 23, 1999.  At December 31, 1998,
$23,369  remains
     outstanding under this obligation.

4.   Related party transactions

     The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 1996, 1997 and 1998 amounted to $4,398, $2,086 and
     $525, respectively.

     The Company has a month-to-month agreement with an affiliated company to provide for office services and sublease office space for $1,600 per month.
     Accrued  liabilities  at  December  31,  1998  include
$4,800  due  to the
     affiliated company pursuant to this agreement.

     Purchase of proved oil and gas properties:

     On April 7, 1998, the Company purchased certain working leasehold interests in oil and gas wells in Oklahoma, from an affiliated company, for cash in the amount of $208,000. Another affilated entity is the operator of these wells, and has offered to offset the Company's lease operating expenses on these wells in the amount of $150 per month per well (an aggregate of $900 per month) for as long as the Company  owns the wells.  In
October of 1998,
     this amount was increased to $180 per month per well (an aggregate of
     $1,080 per month). At December 31, 1998, $4,860 has been offset against lease operating expense, in this manner.

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998




5.   Stockholders' equity

     On November 1, 1991, the Company's shareholders approved the issuance of warrants to purchase 60,000 shares of the Company's common stock at $1.00 per share to members of the Company's Board of Directors.
During 1995, the
     warrants were extended and are exercisable at any time through December 31,
     1999. The warrants must be exercised for not less than 5,000 shares at any time of exercise. As of December 31, 1998, no warrants have been exercised.

     The Company has adopted the  disclosure-only  provisions  of
Statement  of
     Financial   Accounting   Standards  No.  123  "Accounting
for  Stock-Based
     Compensation". Accordingly, no compensation cost has been recognized for the warrants. Had compensation costs for the Company's warrants been determined based on the fair value at the extension date consistent with the provision of SFAS No. 123, the Company's net earnings and earnings per share would not be materially different from the amounts recorded on the accompanying statement of operations for the years ended
December 31, 1996,
     1997 or 1998

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

     The value of the Class B preferred shares was originally based on the book value of the oil and gas assets at December  31, 1996.
Effective  December
     31, 1997, the Company's board of directors approved an allocation of oil and gas assets to the preferred  shares  totaling  $364,328.
Subsequent to
     December 31, 1997, net oil and gas income after operating expenses and applicable general and administrative expense is allocated to the Class B preferred shares.

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998




5.   Stockholders' equity (continued)

     During 1997 and 1998, the Company conducted a clearing house where it brough together certain buyers and sellers of its Class B preferred stock, which is not otherwise traded. At the conclusion of the trading period in
     1998, one large purchaser was unable to complete its intended purchases, due to lack of financing. The Board of Directors determined to purchase and retire 25,646 shares. In April 1998, the Company completed the purchase of
     25,646 shares of the Class B preferred stock for the cash in the amount of
     $24,187, which reduced the issued and outstanding Class B preferred shares, leaving a remaining balance of 490,859 shares.

6.   Income taxes

     At December 31, 1998, the Company had net operating loss carry-forwards of approximately $501,000, which, if not used, will expire as follows:

             Year of expiration                    Amount
             ------------------                   --------
                     2000                         $471,000
                     2001                           23,000
                     2018                            7,000
                                                  --------
                                                  $501,000


     In addition, the Company has a depletion carryover of approximately
     $512,000 which has no expiration date.

     The Company did not record an income tax provision for the year ended
     December 31, 1996 due to the utilization of a tax loss carryforward for the year. The recognized tax benefit of the utilized carryforward was $15,600 for the year ended December 31, 1996. The Company has a financial statement loss carryover of approximately $399,000 remaining at December 31, 1998.
     The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs. Income tax credit carryovers for financial and tax purposes approximate $2,700 from pre-1986 transactions.

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998




6.   Income taxes (continued)

     As of December 31, 1997 and 1998, total deferred tax assets, liabilities and valuation allowance are as follows:

                                                          1997
1998
                                                          ----
----
        Deferred tax assets resulting from loss
          carryforward                                   $168,000
$ 187,000
        Deferred tax liabilities
(21,000)   (39,000)
        Valuation allowance
(147,000)  (148,000)
                                                         --------
--------
                                                         $      -
$      -
                                                         ========
========


7.   Basic and diluted income (loss) per common share

     Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately  517,000 shares in 1996, 1997 and 1998.
Outstanding warrants
     are not dilutive in any of the periods presented.

8.   Major customers

     Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1996, 1997 and 1998:

                                        1996          1997
1998
                                        ----          ----
----

       Oil and gas:
        Customer A                      23.7%         23.0%
13.9%
        Customer B                      11.1%         12.2%
10.4%
        Customer C                          *             *
21.0%
        Customer D                      10.5%         18.4%
*

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

     Oil prices

     During the year ended December 31, 1998, crude oil prices decreased and natural gas prices were stable. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

                             CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
               ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



               RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The results of operations for oil and gas producing activities, excluding capital expenditures, corporate overhead and interest costs, are as follows for the years ended December 31, 1996, 1997 and 1998:

                                                1996        1997
1998
                                                ----        ----
----
       Revenues                              $216,870    $193,099
$193,971
                                             --------    --------
--------

       Lease operating costs                   47,759      26,966
52,679
       Production taxes                        10,597      13,858
16,302
       Depletion and depreciation              20,759      21,108
39,577
                                              -------     -------
------

                                               79,115      61,932
108,558
       Income tax expense                           -           -
-
                                              -------     -------
------

       Results of operations from producing
         activities (excluding corporate
         overhead and interest expense)      $137,755    $131,167
$ 85,413
                                             ========    ========
========

                             CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
               ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED

                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                       NET CASH FLOWS AND CHANGES THEREIN
                     RELATING TO PROVED OIL AND GAS RESERVES

                                                  Year ended
December 31,
                                                  ---------------
--------
                                                1996       1997
1998
                                                ----       ----
----

Future cash inflows                         $1,540,000
$1,487,000 $1,346,000
Future production and development costs       (359,000)
(317,000)  (306,000)

                                             1,181,000
1,170,000  1,040,000

Future income tax expense                           -           -
-
                                                    --          -
-         -

Future net cash flows                        1,181,000
1,170,000  1,040,000

10% annual discount for estimated timing of
   cash flows                                 (415,000)
(411,000)  (365,000)
                                              ---------   -------
--  ---------

      Standardized measure of discounted
       future net cash flows                 $ 766,000   $
759,000  $ 675,000
                                             ==========
========== =========

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance                            $ 736,000   $
766,000  $ 759,000

Evaluation of proved undeveloped reserves, net
   of future production and development costs   (5,000)
(22,000)    (8,000)
Purchase of proved reserves                     16,000
95,000    211,000
Sales and transfer of oil and gas produced, net
   of production costs                        (264,000)
(152,000)  (166,000)
Net increase (decrease) in prices and costs    204,000
(20,000)  (151,000)
Extensions and discoveries                      74,000
53,000     12,000
Revisions of previous quantity estimates        (7,000)
28,000      8,000
Accretion of discount                           12,000
11,000     10,000
Net change in income taxes                           -
-          -
Other                                                -
-          -
                                             ---------   --------
-  ---------

Ending balance                               $ 766,000   $
759,000  $ 675,000
                                             ==========
========== =========

                             CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
               ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED

                      PROVED OIL AND GAS RESERVE QUANTITIES
                         (All within the United States)

                                          Oil reservesGas
reserves
                                             (bbls.)     (Mcf.)

Balance, December 31, 1995                      70,555
217,976

   Revisions of previous estimates              (2,493)
23,148
   Purchase of reserves                            700
26,000
   Extensions, discoveries and other additions     550
54,000
   Sale of reserves                            (12,414)
-
   Production                                   (5,886)
(46,000)
                                                -------    ------
--

Balance, December 31, 1996                      51,012
275,124

   Revisions of previous estimates                   -
7,000
   Purchase of reserves                          3,200
68,864
   Extensions, discoveries and other additions   3,034
10,000
   Sale of reserves                                  -
-
   Production                                   (5,295)
(46,222)
                                                -------    ------
--

Balance, December 31, 1997                      51,951
314,766

   Revisions of previous estimates                   -
3,000
   Purchase of reserves                          1,522
171,981
   Extensions, discoveries and other additions   1,103
-
   Production                                   (5,278)
(65,673)
                                                -------    ------
--

Balance, December 31, 1998                      49,298
424,074
                                                =======
=======

   Proved developed reserves
    December 31, 1996                           38,101
265,748
    December 31, 1997                           39,339
301,343
    December 31, 1998                           36,686
410,651

Costs incurred in oil and gas producing  activities for the years ended December
31, 1996, 1997, 1998 are as follows:
                                              1996        1997
1998
                                              ----        ----
----

Property acquisition, exploration and
   development costs capitalized              $ 15,875    $
95,404  $ 211,369
Production costs                                58,356
40,824     68,981
Depletion and depreciation                      20,759
21,108     39,577

CROFF ENTERPRISES, INC.

INDEX TO FINANCIAL STATEMENTS, SCHEDULES
AND SUPPLEMENTAL INFORMATION


                                                         Page No.
FINANCIAL STATEMENTS

REPORT    OF    INDEPENDENT    CERTIFIED    PUBLIC    ACCOUNTANTS
F-2

BALANCE      SHEET-DECEMBER      31,      1997      AND      1998
F-3

INCOME STATEMENT-YEARS ENDED DECEMBER 31, 1996,
1997 AND 1998                                          F-5

STATEMENT OF STOCKHOLDERS' EQUITY-YEARS ENDED
DECEMBER 31, 1996, 1997, AND 1998                           F-6

STATEMENT OF CASH FLOWS-YEARS ENDED DECEMBER 31,
1996,                1997,                AND                1998
F-7

NOTES TO FINANCIAL STATEMENTS                          F-8

SUPPLEMENTAL INFORMATION-DISCLOSURES ABOUT OIL
AND GAS PRODUCING ACTIVITIES-UNAUDITED                      F-14