Form 10-Q
period 1999-03-31
CROFF ENTERPRISES INC
filed 1999-05-14
CIK 25743

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

[X]   Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
Securities and Exchange Act of 1934
For the period ended     March 31, 1999
                               or
[    ]      Transition Report Pursuant to Section 13 or 15(d)  of
the Securities Exchange Act of 1934
For the transition period from to
Commission File Number:       100

                     CROFF ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)
                      Utah           87-0233535
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization           Identification No.)
        1675 Broadway, Suite 1030, Denver, Colorado 80202
  (Address of principal executive offices)          (Zip Code)
                         (303) 628-1963
      (Registrant's telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X Yes                No

               APPLICABLE ONLY TO ISSUERS INVOLVED
                IN BANKRUPTCY PROCEEDINGS DURING
                    THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    Yes            No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 516,315 shares, one class only as of May 1, 1999.
                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO  THE  SECURITIES AND EXCHANGE COMMISSION FOR THE THREE  MONTHS
ENDED MARCH 31, 1999(UNAUDITED).


PART   I.   FINANCIAL  INFORMATION                           Page
Number
Balance Sheets as of December 31, 1998
     and March 31, 1999                                     3
Statements of Operations for
     the Three Months
     Ended March 31, 1999 and 1998                          5
Statements of Cash Flows
     for the Three Months
     Ended March 31, 1999 and 1998                          6
Notes to Financial Statements                               7

Management's Discussion and Analysis of Financial
Condition and Results of Operations                         7

PART II.  OTHER INFORMATION
ITEM 5 OTHER INFORMATION                                    10
Reports on Form 8-K                                         10
Signatures                                                  10


     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties; including without limitation to, the following:
(i) the Company's plans, strategies, objective, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward-looking statements.

                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET

                                           Dec.       March
                                           31,         31,
                                           1998        1999
CURRENT ASSETS:
   Cash and Cash Equivalents:           $  14,294   $   6,639
   Marketable equity securities             3,125       2,813
   Accounts receivable:
     Oil and gas purchasers                32,271      39,380

     Refundable income taxes                2,900       3,600
          Total current assets          $  52,590   $  52,432

PROPERTY AND EQUIPMENT, AT COST:
Oil   &   gas  properties,  successful
efforts method:
   Proved properties                      636,595     636,595
   Unproved properties                     97,102      97,102
                                        $ 733,697   $ 733,697
   Less accumulated depletion and        (288,717)   (298,517)
depreciation

Net property and equipment              $ 444,980     435,180
Coal investment                            11,277      11,277
          Total assets                  $ 508,847   $ 498,889


                  PART I: FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET



                                           Dec.        March
                                           31,          31,
                                           1998        1999
CURRENT LIABILITIES:
   Accounts payable                     $  19,290   $  34,572
   Accrued liabilities                      8,065      13,627
   Note payable - Union Bank               23,369          00
          Total current liabilities     $  50,724   $  48,199

CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
Class A preferred stock, no par value;
   500,000 shares, none issue
Class B Preferred stock, no par value;
   520,000 authorized, 516,505 shares
(1997) and     490,859 shares (1998)      329,559     329,559
issued and outstanding

Common    stock,   $.10   par    value
20,000,000 shares
   authorized 579,143 shares issued        57,914      57,914

Capital in excess of par value            552,797     552,797
   Accumulated deficit                   (399,251)   (406,684)

                                        $ 541,019   $ 533,586
Less  treasury stock at cost,   62,628
shares (1997 and 1998)
   in 1996 and 62,828 in 1997             (82,896)   (82,896)

          Total stockholders' equity    $ 458,123   $ 450,143

          Total liabilities & equity    $ 508,847   $ 498,889


                     CROFF ENTERPRISES, INC.
                     Statement of Operations

            For months ended March 31, 1998, and 1999


                                     1998        1999
REVENUE:
   Oil and gas sales               $ 42,730   $  40,196
   Gain on disposal of oil and            -           -
gas properties
   Other income (loss).....           4,723          47
          Total revenue            $ 47,453   $  40,243

COSTS AND EXPENSES:
   Lease operating expense           11,052      12,397
   Depreciation and depletion         6,000       9,800
   General and administrative        22,721      22,539
   Rent Expense - Related Party       2,940       2,940
          Total cost and expenses  $ 42,713      47,676



Net Income (Loss)                  $  4,740   $  (7,433
                                                      )
Earning (Loss) Per Share           $    .01   $   (.01)


                     CROFF ENTERPRISES, INC.
                     Statement of Cash Flows


                                               1998         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                      $   4,740   $  (7,433)
     Adjustments to reconcile net income
(loss) to net cash
       provided by operating activities:
   Depreciation and depletion                   6,157        9,800
   Change in assets and liabilities:
     (Increase) decrease in accounts              688      (7,109)
     receivable
     (Increase) decrease in other assets                     (700)
     Increase (decrease) in notes payable                  (23,369)

     Increase (decrease) in accounts          (2,284)       15,282
     payable
     Increase (decrease) in accrued             1,130        5,562
     liabilities
     Increase (decrease) in marketable        (2,876)          312
     securities
          Total adjustments                 $   2,815   $    (222)
Net cash provided by operating activities:  $   7,555   $  (7,655)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale/depreciation of marketable equity                        -
securities
   Sale/purchase of producing properties                         -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                       -            -
   Note payable-Union Bank and Trust           90,000            -
Increase (decrease) in cash                    97,555      (7,655)
Cash and cash equivalents at beginning of     166,883       14,294
period
Cash and cash equivalents at end of period  $ 264,438   $    6,639






                     CROFF ENTERPRISES, INC.
                  NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

PART I    BASIS OF PREPARATION.

      The condensed financial statements for the three month periods ended March 31, 1999 and 1998 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior year's financial statements to conform to
the 1999 presentation.   Certain information in footnote
disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             Three-Month period Ended March 31, 1999
   as Compared to the Three-Month Period Ended March 31, 1998.

OIL AND GAS OPERATIONS

     Oil and gas revenue, primarily from royalties, for the three months ended March 31, 1999, was $40,196 compared to $42,730 for the quarter ending March 31, 1998. The primary cause for this decrease was the lower average price for oil, which remained at
historic low prices until just before the  quarter  ended.   In
1998,  the prices declined throughout the quarter, but  averaged
higher.   Natural  gas prices were also lower, declining in the
first quarter by over ten percent.   These decreases were
partially offset by an increase in natural gas production.

      Production costs, which includes lease operating expenses and all production related taxes, for the three months ended March 31, 1999, increased slightly to $12,397 when compared to the production costs of $11,052 incurred during the quarter ended March 31, 1998. This increase was due to the ownership of six larger working interests in Oklahoma natural gas wells that were acquired in the second quarter of 1998.

OTHER INCOME

      During the three month period ended March 31, 1999, the Company had other income of $47 from interest. This was a decrease from $4,723 in the same period in 1998. The decrease was due to less interest and dividend income, due to lower cash balances and no lease bonus income in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for the quarter ending March 31, 1999, were $22,539 plus rent expense of $2,940 for a total of $25,479 compared to $22,721 plus $2,940 for a total of $25,661 in the same period in 1998. These were essentially unchanged from one year ago. The Company expects general and administrative costs to remain stable this year.

YEAR 2,000 DISCLOSURE

      There has been increasing concern about the effect upon the financial results of all public companies due to the year 2000 problem. The year 2000 problem is based on the concern that certain computer programs and computers are not presently configured to recognize the year 2000 or succeeding years. This defect in computer functions could have an adverse impact upon our company and other industries in which we deal if the various programs and applications cease to function or function erroneously as we approach the year 2000. Programs dealing with accounting and financial functions of the Company could cease to function if they are not year 2000 compliant. Our Company has viewed the year 2000 problem hereafter "Y2K" compliance, in three general categories. The first is the impact on the Company's own
information  technology  system  consisting of  its   computers,
software, and financial records. The second is the possible failure of other equipment which the Company uses such as security systems, telephone systems, vehicles, and gas meters which rely on computer components. The third, are third party service and product suppliers, including payment by the various companies which operate oil and natural gas wells which pay the Company.

      The Company has addressed the first problem, its own accounting and financial records, and its well records by confirming the software systems are Y2K compliant. The Company financial records, are being transferred to the "Roughneck" system which has been Y2K compliant for two years and amply
tested.   This system is owned and operated by  Jenex Petroleum
Corp. which provides it to the Company as part of its overhead services. The Company intends to have its complete 1999 records on the Roughneck system and fully compliant by June 30, 1999. The previous records of the Company are also being kept on a Y2K compliant system, primarily on Excel, which has been upgraded to a Y2K compliant status. The Company anticipates no further problems with its own records in order to be fully Y2K compliant.

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

FINANCIAL RESOURCES AND LIQUIDITY

      As of March 31, 1999, the Company's current assets exceeded current liabilities by $4,233. As of December 31, 1998, the Company's current assets exceeded current liabilities by $1,866. The Company's current ratio is approximately 1:1. On March 23, 1998, the Company borrowed $90,000 from its bank in order to provide sufficient cash to close on the purchase of working interests in six natural gas wells in Oklahoma. The Company reduced its cash reserves in purchasing these working interests in April of 1998, but paid off its bank loan in March of 1999.

      The Company expects to continue to operate at a positive cash flow for the remainder of this year, even with low oil prices. The Company intends to use its' cash flow to achieve a more liquid position and improve its current ratio.

PART II.  OTHER INFORMATION

ITEM 6(B) REPORTS ON FORM 8-K

      The registrant has filed no reports on Form 8-K for the period ending March 31, 1999.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REGISTRANT:   CROFF  ENTERPRISES,
INC.


                         By:
                              Gerald L. Jensen
                               Chief Executive Officer and  Chief
Financial Officer


                         By:
                              Beverly Licholat
                              Chief Accounting Officer
Dated: