Form 10-Q
period 1999-06-30
CROFF ENTERPRISES INC
filed 1999-08-06
CIK 25743

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934For the period ended 	June 30, 1999
or
[   ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from to Commission File Number: 100

CROFF ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
	Utah			87-0233535
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization			Identification No.)
1675 Broadway, Suite 1030, Denver, Colorado 80202
(Address of principal executive offices)		(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 516,315 shares, one class only as of June 1, 1999.







INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE SIX MONTHS ENDED
JUNE 30, 1999(UNAUDITED).


PART I.  FINANCIAL INFORMATION					Page Number
Balance Sheets as of December 31, 1998
	and June 30, 1999	                           							3
Statements of Operations for 3 months &
	the Six Months
Ended June 30, 1999 and 1998             					      	5
Statements of Cash Flows
	for the Six Months
	Ended June 30, 1999 and 1998                  						6
Notes to Financial Statements						                 	7
Management's Discussion and Analysis of Financial
	Condition and Results of Operations            					7
PART II.  OTHER INFORMATION
ITEM 2 CHANGES IN SECURITIES               				      9
ITEM 5 OTHER INFORMATION					                     		10
ITEM 6 B REPORTS ON FORM 8-K		            				      11
Signatures								                                		11


	Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act
1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties; including without limitation to, the following: (i) the Company's plans, strategies, objective, expectations and intentions are subject to change at any time at the discretion of the Company plans and results of operations will be affected by the Company's ability to manage its growth and inventory (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Neither the Securities and nor any other regulatory body takes any position as to the accuracy of forward-looking statements.






                     PART I:  FINANCIAL INFORMATION
                       CROFF ENTERPRISES, INC.
                           BALANCE SHEET

                                                      DEC 31,          June 30,
                                                       1998              1999
 CURRENT ASSETS:
Cash and Cash Equivalents:	                           $14,294          $7,535
Marketable equity securities                            3,125           3,063
Accounts receivable:
Oil and gas purchasers 	                               32,271          46,796

Refundable income taxes                                 2,900           4,300
Total current assets                                  $52,590         $61,694


PROPERTY AND EQUIPMENT, AT COST:
Oil & gas properties, successful efforts method:
	Proved properties                                    636,595         636,595
	Unproved properties                                   97,102          97,102
                                                     $733,697        $733,697
 	less accumulated depletion and depreciation        (288,717)       (308,317)

Net property and equipment                          $ 444,980         425,380
Coal investment                                        11,277          11,277
			Total assets                                      $508,847        $498,351







PART I: FINANCIAL INFORMATION
CROFF ENTERPRISES, INC.
BALANCE SHEET


                                                    Dec. 31,      June 30,
                                                      1998          1999
CURRENT LIABILITIES:
      Accounts payable                              $19,290       $20,417
	Accrued liabilities                                  8,065        17,834
	Note payable - Union Bank                           23,369           -
			Total current liabilities                        $50,724       $38,251

CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
Class A preferred stock, no par value;
	500,000 shares, none issue

Class B Preferred stock, no par value;
	520,000 authorized, 516,505 shares (1997) and
	490,859 shares (1998) issued and outstanding      329,559        329,559

Common stock, $.10 par value 20,000,000 shares
	authorized 579,143 shares issued                   57,914         57,914

Capital in excess of par value                     552,797       552,797
	Accumulated deficit                               (399,251)     (397,274)
                                                   $541,019      $542,996

Less treasury stock at cost, 62,628 shares
(1997 and 1998)in 1996 and 62,828 in 1997            (82,896)       (82,896)
			Total stockholders' equity                       $458,123       $460,100

			Total liabilities & equity                       $508,847       $498,351










CROFF ENTERPRISES, INC.
Statement of Operations

For months ended June 30, 1998 and 1999

[S]

                          FOR THREE MONTHS ENDED    FOR SIX MONTHS ENDED

REVENUE:Oil and gas sales   $ 47,675      $46,929     $90,405    $87,437
Gain on disposal of oil and
gas  properties                    -            -          -          -

Other income (loss).....     1,521          271        6,243         6
		Total revenue             $ 49,196      $47,200      $96,648   $87,443


COSTS AND EXPENSES:
Lease operating expense        10,179         8,465       21,252    18,602
Depreciation and depletion      6,657         9,800       12,815    19,600
General and administrative     20,510        16,585       43,052    40,990
Interest                        2,228           -          2,228       395
Rent Expense - Related Party    2,940         2,940        5,880     5,880
	Total cost and expenses       $42,514       $37,790      $85,227   $85,467


Net Income (Loss)             $ 6,682        $9,410      $11,421    $1,976

Earning (Loss) Per Share       $.01           $.02         $.02      $.01
















CROFF ENTERPRISES, INC.
Statement of Cash Flows
For Six Month Ended
June 30, 1999


                                            1998        1999


CASH FLOWS FROM OPERATING ACTIVITIES:

Net INCOME (LOSS)                        $ 11,921      $1,976

Adjustments to reconcile net income
(loss) to net cash provided by
Operating activities:
Depreciation & deletion                   12,315       19,600
Change in assets and liabilities:
(Increase) decrease in accounts
receivable                                 1,382      (15,925)

(Increase) decrease in other assets       (2,422)            -

Increase (decrease) in notes payable       -          (23,369)

Increase (decrease) in accounts payable   (9,869)       1,127

Increase (decrease) in accrued liabilities  (234)       9,766

(Increase) decrease in marketable
securities                                (3,829)          62
			Total adjustments                      $(2,657)      $(8,735)

Net cash provided by operating activities $9,264       $(6,759)
CASH FLOWS FROM INVESTING ACTIVITIES:       -              -
Sale/depreciation of marketable equity securities
Sale/purchase of producing properties
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                 -               -
Note payable-Union Bank and Trust         90,000           -
Increase (decrease) in cash               97,555       (6,759)
Cash and cash equivalents at             166,883        14,294
beginning of period4,294

Cash and cash equivalents at end
of period                                48,459         $7,535

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999

PART I	FINANCIAL INFORMATION

BASIS OF PREPARATION.

The condensed financial statements for the three month periods ended June 30, 1999 and 1998 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior year's financial statements to conform to the 1999 presentan information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three-Month period Ended June 30, 1999
as Compared to the Three-Month Period Ended June 30, 1998.

OIL AND GAS OPERATIONS

Oil and gas revenue, primarily from royalties, for the three months ended June 30, 1999, was $46,929 compared to $47,675 for the quarter ending June 30 , 1998. This slight decrease in revenue reflected a rising price for oil and natural gas which was offset by lower production due to wells which were shut in, or sales which were held back, awaiting higher prices. Prices for oil increased from approximately $14-$15 per barrel from the March 31, 1999 quarter, to slightly over $16-$17 per barrel for the quarter June 30, 1999.
 Natural gas prices increased to over $2 per mcf by the end of the second quarter.
Production costs, which include lease operating expenses and all production related taxes, for the three months ended June 30, 1999, decreased from $10,179 in the quarter ending June 30, 1998, to $8,465 in the quarter ending June 30, 1999. The reason for this decrease was that operators were doing minimal work on the wells because of low prices, and no work-overs for the same reason. Overall, operating expenses are low due to the large amount of royalty income. Depletion increased due to the purchase of new well in 1998, which were not fully reflected one year ago.

OTHER INCOME
During the three month period ended June 30, 1999, the company had other income of $271 compared to $1,521 for the quarter ending June 30, 1998. This was a due to higher interest income last year as the Company held accumulated cash which was used to pay off bank debt, thus reducing other assets and cash, hence, reducing interest this year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the current quarter ending June 30, 1999, were $16,585 plus rent expense of $2,940 for a total of $19,525 compared to $20,510 plus rent expense of $2,940 for a total of $23,450 in the current quarter ending June 30, 1998. The Company expects general and administrative costs to remain stable this year.

Six-Month period Ended June 30, 1999
as Compared to the Six-Month Period Ended June 30, 1998

OIL AND GAS OPERATIONS
Oil and gas income, primarily from royalties, for the six months ending June 30, 1999, was $87,437 compared to $90,405 for the six months ended June 30, 1998. This slight decrease was caused, despite recovering prices, by lower oil and gas production. Production decreased due to wells being produced slower and product not being sold due to the long period of low prices. Oil prices and natural gas prices rose during the second quarter.

Production costs, which include lease operating expenses and all production related taxes, for the six months ended June 30, 1999, were $18,602 as compared to $21,252 in the same quarter of 1998. Less work on the wells in 1999 after a sustained period of low prices was the primary reason.



OTHER INCOME

During the six month period ended June 30, 1998, the Company had other income of $6,243, primarily from interest, dividends, and lease bonuses. During the first six months of 1999, the Company had other income of only $6 since cash reserves were low and interest was also low. The drop was also due to receiving a small bonus from leasing acreage during the fist six months of 1998.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the period ending June 30, 1999, were $40,990 plus rent expense of $5,880, for a total of $46,870, compared to $43,052 plus rent expense of $5,880 for a total of $48,932 for the six month period ending June 30, 1998. There was no significant change in general and administrative expenses.

FINANCIAL CONDITION
As of June 30, 1999, the Company's current assets were $61,694 while current liabilities were $38,251, for a ratio of 3 to 2. As of December 31, 1998 the Company's current assets were $52,590, and current liabilities were $50,724, giving the Company a working capital position of near zero, and a ratio of 1 to 1. This increase was due to paying off bank debt ad paying down other liabilities as cash flow increased. The Company has no current bank debt. The current recovering energy prices have increased the Company's cash flow, so the Company expects to continue to operate at a positive cash flow for the calendar year.


PART II.	OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

For the last two years the Company has conducted a clearinghouse where it brings together buyers and sellers of its Preferred B stock, which is not otherwise traded. Probably because of the low oil and natural gas prices, there were few purchasers this year and less than 1,000 shares were traded.



ITEM 5.	OTHER INFORMATION

YEAR 2,000 DISCLOSURE

There has been increasing concern about the effect upon the financial results of all public companies due to the year 2000 problem. The year 2000 problem is based on the concern that certain computer programs and computers are not presently configured to recognize the year 2000 or succeeding years. This defect in computer functions could have an adverse impact upon our company and other industries in which we deal if the various programs and applications cease to function or function erroneously as we approch year 2000. Programs dealing with accounting and financial functions of the Company could cease to function if they are not year 2000 compliant. Our Company has viewed the year 2000 problem hereafter "Y2K" compliance, in three general categories. The first is the impact on the Company's own information technology system consisting ofits computers, software, and financial records. The second is the possible failure of other equipment which the Company uses such as security systems, telephone systems, vehicles, and gas meters which rely on computer components. The third, are third party service and product suppliers, including payment by the various companies which operate oil and natural gas wells which pay the Company.
The Company has addressed the first problem, its own accounting and financial records, and its well records by confirming the software systems are Y2K compliant. The Company financial records, are being transferred to the "Roughneck" system which has been Y2K compliant for two years and amply tested. This system is owned and operated by Jenex Petroleum Corp. which provides it to the Company as part of its overhead services. The Company intends to have its complete 1999 records on the Roughneck system and fully compliant by September 30, 1999. The previous records of the Company are also being kept on a Y2K compliant system, primarily on Excel, which has been upgraded to a Y2K compliant status. The Company anticipates no further problems with its own records in order to be fully Y2K compliant.

With respect to other IT systems which may fail on or around the advent of the year 2000, the Company is conferring with its supplier of services, Jenex, and has confirmed that its telephone, fax, and email systems are Y2K compliant. The Company does not anticipate any major problems with these systems. Because the Company does not operate any of its oil or natural gas wells, it is in a position to withstand, without any material adverse consequences, a break down of days or even weeks in these systems.
With respect to the third possibility, the third party suppliers from which the Company derives its cash flow being unable to operate wells and or pay timely for the Company's production, the Company has begun a program of reserving cash, as a contingency in the event of a disruption in its cash flow. The Company believes in its capacity as a low overhead company with no operations of its own, and that this problem can be addressed by simply having adequate cash reserves to replace at least two months of. The Company plans to be in this position by the end of 1999.
Under the Company's agreements, the Company's costs to become Y2K compliant, will not increase its overhead from its normal operations. The Company feels its efforts are adequate to handle any Y2K problems that can be reasonably anticipated.


ITEM 6(B)	REPORTS ON FORM 8-K

The registrant has filed no reports on Form 8-K for the period ending
 June 30, 1999.

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			REGISTRANT:  CROFF ENTERPRISES, INC.


			By:
			Gerald L. Jensen
			Chief Executive Officer and Chief Financial Officer



			By:
			Beverly Licholat
			Chief Accounting Officer

Dated:__________________