Form 10-Q
period 1999-09-30
CROFF ENTERPRISES INC
filed 1999-11-16
CIK 25743

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934
For the period ended 	September  30 1999

[   ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from 			 to
Commission File Number: 		100

			     CROFF ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
	Utah			87-0233535
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization			Identification No.)
1675 Broadway, Suite 1030, Denver, Colorado 80202
(Address of principal executive offices)		(Zip Code)
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

	          APPLICABLE ONLY TO ISSUERS INVOLVED
                                   3
                     THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
							 Yes			 No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 526,315 shares, one class only as of September 30, 1999.
INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE NINE MONTHS ENDED
September 30, 1999 (UNAUDITED).


PART I.  FINANCIAL INFORMATION			        		Page Number
Balance Sheets as of December 31, 1998
	and September 30, 1999				                    		3
Statements of Operations for Three  months &
	Nine Months
Ended September 30, 1999 and 1998           					5
Statements of Cash Flows
	for the Nine Months
	Ended September 30, 1999 and 1998         			   	6
Notes to Financial Statements					               	7
Management's Discussion and Analysis of Financial
	Condition and Results of Operations          				7
PART II.  OTHER INFORMATION
ITEM 2 CHANGES IN SECURITIES                						9
ITEM 5 OTHER INFORMATION		                    				10
ITEM 6 B REPORTS ON FORM 8-K				                		11
Signatures			                          					      11


Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations,intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties;including without limitation to, the following:
 (i) the Company's plans, strategies,objective, expectations and intentions are subjectto change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory (iii)other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward-looking statements.


























                        PART I:  FINANCIAL INFORMATION
                        CROFF ENTERPRISES, INC.
                         BALANCE SHEET





                                              Dec. 31,         Sept 30,
                                                1998             1999
CURRENT ASSETS:

Cash and Cash Equivalents:                     $14,294         $25,811
     Marketable equity securities                3,125           3,438

        Accounts receivable:
		Oil and gas purchasers	                      32,271          48,470
        	Refundable income taxes                2,900           2,500
                Total current assets          $52,590         $80,219


PROPERTY AND EQUIPMENT, AT COST:
Oil & gas properties, successful
efforts method:
	Proved properties                            636,595         636,595
        Unproved properties                    97,102          97,102
                                             $733,697        $733,697
Less accumulated depletion and depreciation  (288,717)       (318,117)

Net property and equipment                   $444,980        $415,580
Coal investment                                11,277          11,277

		Total assets                               $508,847        $507,076






                            PART I: FINANCIAL INFORMATION
                            CROFF ENTERPRISES, INC.
                            BALANCE SHEET





                                              Dec. 31,       SEPT 30
                                                1998           1999


CURRENT LIABILITIES:                          $19,290       $21,095
	Accounts payable

	Accrued liabilities                            8,065         4,043
        Note payable - Union Bank              23,369            00
	Total current liabilities                    $50,724       $25,138

CONTINGENCIES (NOTE 2)


STOCKHOLDERS' EQUITY:

Class A preferred stock, no par value;
500,000 shares, none issue
Class B Preferred stock, no par value;         329,559         329,559
520,000 authorized,516,505shares(1997)and
490,859shares(1998)issued and outstanding


Common stock, $.10 par value 20,000,000         57,914          58,914
shares authorized 589,143 shares issued

Capital in excess of par value                  552,797         561,797
             Accumulated deficit               (399,251)       (385,435)
                                              $ 541,019        $564,834
Less treasury stock at cost, 62,628 shares
(1997 and 1998)in 1996 and 62,828 in 1997       (82,896)        (82,896)

	Total stockholders' equity                    $458,123        $481,938

	Total liabilities & equity                    $508.747        $507,076
































                          CROFF ENTERPRISES, INC.
                          Statement of Operations

               For Three and Nine months ended September 1998 and 1999

                          For Three Months        For Nine Months
                                Ended                   Ended
                          9/30/98   9/30/99        9/30/98    9/30/99
Revenue:
Oil & gas sales           $51,485    $58,113       $141,890   $145.550
Gain on disposal of Oil       -         -               -          -
Gas Properties               (363)       406          5,880        412
Other Income              $51,122    $58,519       $147,770   $145,962


Costs and Expenses:
Lease Operating Expense    11,572     15,584         32,717     36,718
Depreciation & Depletion   13,000      9,800         26,082     29,400
General & Adminstrative    19,441     18,087         61,433     56,813
Interest Expense            1,638         0           4,766        395
Rent Expense-related Party  2,940      2,940          8,820      8,820
Total cost and expenses    48,591     46,681        133,818    132,146

Net Income(Loss)            2,531     11,839         13,952     13,816
Earnings(loss) Per Share      .01        .02            .03        .03































                  			CROFF ENTERPRISES, INC.
                      Statement of Cash Flows
                       For Nine Month Ended
                          September 30, 1999




                                           1998       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $ 13,952     13,816

Adjustments to reconcile net income
loss) to net cash provided by
operating activities:

Depreciation and depletion                     26,082     29,400
Change in assets and liabilities:
(Increase) decrease in accounts receivable     (8,475)   (16,199)
(Increase) decrease in other assets             8,550        400
Increase  (decrease) in notes payable         (46,215)   (23,369)
Increase  (decrease) in accounts payable       (7,869)     1,805
Increase  (decrease) in accrued liabilities      (445)     4,023
(Increase) decrease in marketable securities   (1,813)      (313)
               Total adjustments             $(29,290)   (12,299)
Net cash provided by operating activities:   $(15,337)     1,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable equity securities           15,000         00
Sale/purchase of producing propertie        $(208,500)        00
(Purchase ) of Preferred Stock                (24,188)        00
Total cash flow change from Investing
Activities:                                  $(217,688)         00

CASH FLOWS FROM FINANCING ACTIVITIES:
	Exercise of Option
	Sale of Common Stock                              00        10,000
Note payable-Union Bank and Trust              90.000
Total cash flow change from financing          90,000        10,000

Increase (decrease) in cash                  (143,025)       11,517
Cash and cash equivalents at beginning
of period                                     166,883        14,294
Cash and cash equivalents at end of period     12,858        25,811











                   			CROFF ENTERPRISES, INC.
		                  	NOTES TO FINANCIAL STATEMENTS
        		FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

PART I	FINANCIAL INFORMATION

BASIS OF PREPARATION.

	The condensed financial statements for the three month periods ended September 30, 1999 and 1998 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior year's financial statements to conform to the 1999 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month period Ended September 30, 1999 as Compared to the Three-Month Period Ended September 30, 1998.

OIL AND GAS OPERATIONS

	Oil and gas revenue, primarily from royalties, for the three months ended Sept. 30, 1999, was $58,113 compared to $51,485 for the quarter ending Sept. 30, 1998. This increase in revenue was caused by the rising price for oil and natural gas. Prices for oil increased from approximately $12-$13 per barrel from the September 30, 1998 quarter, to slightly over $17-$18 per barrel for the quarter ending Sept 30, 1999. Natural gas prices increased to over $2.60 per mcf by the end of the third quarter, compared to approximately $1.80 one year ago.

	Production costs, which include lease operating expenses and all production related taxes, for the three months ended September 30, 1999, were $15,854, an increase from $11,572 for the quarter ending June 30, 1998. The reason for this increase was that operators were increasing workovers on wells which had been shut in or left alone during the period of low prices. Overall, operating expenses as a percent of revenue, are due to the large amount of royalty income. Depletion increased due to the new wells purchased in the second quarter of 1998 and which are included for the full nine months this year, and which were not owned for the entire period one year ago.



OTHER INCOME

	During the three month period ended September 30, 1999, the Company had other income of $406 compared to a loss of $(363) for the quarter ending September 30, 1998. This was a due to higher interest income this year as the Company began to accumulate cash since there is no bank debt and securities have increased, not decreased in value.

GENERAL AND ADMINISTRATIVE EXPENSES

	General and administrative expenses for the current quarter ending September 30, 1999, were $18,087 plus rent expense of $2,940 for a total of $21,027 compared to $19,441 plus rent expense of $2,940 for a total of $22,381 in the quarter ending September 30, 1998. The Company expects general and administrative costs to remain stable this year.

Nine-Month period Ended September 30, 1999
as Compared to the Nine-Month Period Ended September 30, 1998

OIL AND GAS OPERATIONS

	Oil and gas income, primarily from royalties, for the nine months ended September 30, 1999 was $145,550 compared to $141,890 for the nine
months ended September 30, 1998.   This was due to higher prices for oil and
natural gas during the last four months. Production was increasing following a period when the wells were being produced at a slower rate, and the product was not being sold due to the long period of low prices. Oil prices and natural gas prices rose during the third quarter.

	Production costs, which include lease operating expenses and all production related taxes, for the nine months ended Sept. 30, 1999, were $36,718 as compared to $32,717 in the same quarter of 1998. There was less workovers during early 1999 because of low prices. However, workovers increased the last three months. We expect more activity as prices rise.

OTHER INCOME

	  During the first nine months of 1999, the Company had other income of only $412, since cash reserves were low and interest was also low.
During the nine months ending September 30, 1998, we had other income of $5,880. This was due to higher interest, and the Company also received a small bonus from leasing acreage during the first nine months of 1998.

GENERAL AND ADMINISTRATIVE

	General and administrative expenses for the period ending Sept. 30, 1999, were $56,813 plus rent expense of $8.820, for a total of $65,633, compared to $61,433 plus rent expense of $8,820 for a total of $70,253 for the nine month period ending September 30, 1998. Most of this difference was due to not incurring expenses for the annual report, which will be in the fourth quarter. There was no significant change in general and administrative expenses.

FINANCIAL CONDITION

	As of Sept. 30, 1999, the Company's current assets were $80,219 while current liabilities were $25,138, for a ratio of 3 to 1. As of December 31, 1998 the Company's current assets were $52,590, and current liabilities were $50,724, giving the Company a working capital position of near zero, and a ratio of 1 to 1. This increase is due to paying off bank debt and paying down other liabilities as cash flow increased, an a director's stock option being exercised for $10,000. The Company has no current bank debt. The current recovering energy prices have increased the Company's cash flow, so the Company expects to continue to operate at a positive cash flow for the calendar year.

PART II.	OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

	For the last two years the Company has conducted a clearinghouse where it brings together buyers and sellers of its Preferred B stock, which is not otherwise traded. Probably because of the low oil and natural gas prices, there were few purchasers this year and less than 1,000 shares of Preferred B were traded.



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

	The Company has addressed the first problem, its own accounting and financial records, and its well records by confirming the software systems are Y2K compliant. The Company financial records, are being transferred to the "Roughneck" system which has been Y2K compliant for two years and amply tested. This system is owned and operated by Jenex Petroleum Corp., which provides it to the Company as part of its overhead services. The Company now has its completed accounting year for 1999 on the Roughneck system. The previous records of the Company are also being kept on a Y2K compliant system, primarily on Excel, which has been upgraded to a Y2K compliant status. The Company anticipates no further problems with its own records in order to be fully Y2K compliant.

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

	With respect to the third possibility, the third party suppliers from which the Company derives its cash flow being unable to operate wells and or pay timely for the Company's production, the Company has begun a program of reserving cash, as a contingency in the event of a disruption in its cash flow. The Company believes in its capacity as a low overhead company with only non-operated properties, that this problem can be addressed by simply having adequate cash reserves to replace at least two months of total revenue. The Company plans to be in this position by the end of 1999.

	Under the Company's agreements, the Company's costs to become Y2K compliant, will not increase its overhead from its normal operations. The Company feels its efforts are adequate to handle any Y2K problems that can be reasonably anticipated.


ITEM 6(B)	REPORTS ON FORM 8-K

	The registrant has filed no reports on Form 8-K for the period ending September 30, 1999.

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