Form 10-K
period 1999-12-31
CROFF ENTERPRISES INC
filed 2000-03-31
CIK 25743

FORM 10K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

MARK ONE

     X     	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE OF 1934

	FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
OR
        	TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

	FOR THE TRANSITION PERIOD FROM N/A TO N/A

COMMISSION FILE NUMBER: 1-100

CROFF ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

UTAH						87-0233535
STATE OF INCORPORATION		(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

621 17TH STREET
SUITE 830
DENVER, COLORADO	80293
ADDRESS OF PRINCIPAL    ZIP CODE
EXECUTIVE OFFICES

Registrant's telephone number, including area code: 	(303) 383-1555

Securities registered pursuant to Section 12(b) of the Act:
							Name of each exchange on
		Title of each class			        which registered
		Common - $0.10 Par Value			   None

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

As of March 1, 2000, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $220,000.

As of March 1, 2000, the Registrant had outstanding 526,315 shares of common stock ($0.10 par value)


TABLE OF CONTENTS

PART I
											Page
ITEM 1		BUSINESS----------------------------------------------3

ITEM 2		PROPERTIES--------------------------------------------6

ITEM 3		LEGAL PROCEEDINGS ------------------------------------12

ITEM 4		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..	12

PART II

ITEM 5		MARKET FOR REGISTRANT'S COMMON EQUITY-----------------12

ITEM 6		SELECTED FINANCIAL DATA-------------------------------14

ITEM 7		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS                       .	14

ITEM 8		FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA------      18

ITEM 9		CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES                       18

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    18

ITEM 11	EXECUTIVE COMPENSATION-------------                   19

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT-------------------------------------------     20

ITEM 13	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS---------21

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
		REPORTS ON FORM 8------------------------------------------ 22

		SIGNATURES--------------------------------------------------23

		FINANCIAL STATEMENTS----------------------------------------24


ITEM 1.	BUSINESS

 	Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties; including without limitation to, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange
Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward looking statements.

(a) 	Description of Business

	Croff Enterprises, Inc. (formerly Croff Oil Company) and hereafter "Croff" or "the Company, was incorporated in Utah in 1907 as Croff
Mining Company. The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company, however, continues to operate its oil and gas properties as Croff Oil Company. The principal office of the Company is located at 621 17th Street, Suite 830, Denver, Colorado 80293. The telephone number is (303) 383-1555.

	Croff is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests. Over the past ten years, Croff's primary source of revenue has been oil and gas royalties from producing mineral interests. Croff participates as a working interest owner in approximately 40 wells. Croff holds small royalty interests in over 200 wells. Croff did not buy any new production in 1999 as it had made significant purchases in 1998 and was repaying debt. In 1998, Croff purchased working interests in six natural gas wells in the state of Oklahoma. These wells now provide the largest source of revenue to Croff from any single operating company.
In 1997, Croff purchased working interests in three gas wells in Michigan, a gas well in Colorado, and an oil well in Texas. All of the wells from which Croff receives revenues are operated by other companies and Croff has no control over the factors which determine royalty or working interests revenues such as markets, prices and rates of production.

In 1995, Croff purchased a two percent interest in a mortgage note secured by an equal interest in an Indiana Coal Mine. This venture failed when the utility canceled the coal contract and Croff had to write off much of this investment in 1997, 1998 and 1999. In 1997, the Company leased several tracts of its perpetual mineral interests in Northeast Utah as drilling activity increased. Drilling and leasing activity nearly ceased on the Company's properties in 1998 and 1999 as oil and natural gas prices dropped.

	Croff has one part-time employee, the President, and two Assistant Secretaries, who work for the Company as part of its contracted office space arrangement described in Item 13.

(b) 	Current Activities

 	In 1999 the Company did not purchase any new properties as it paid off debt and replenished its cash reserves. In 1998, the Company purchased six gas wells located in Oklahoma. The Company spent $208,000, primarily from its cash reserves, to buy these working interests. While the wells occasionally produce oil or condensate, these wells are primarily natural gas wells. Because of the low prices of oil and natural gas through mid-1999, the effect of this greater production was offset by low prices. Currently the Company's natural gas production is the largest it ever has been, and the Company has a positive cash flow.

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

	The Preferred B shares are not publicly traded, but are bought and sold by shareholders privately. The Company provides, each year, a clearinghouse to assist shareholders wishing to trade Preferred B shares. Any shareholder or any outsider is able to bid and ask for the Preferred B shares of the Company. This process first took place in January and February of 1997, again in 1998, and 1999. In 1997, the sale of the Preferred B shares were closed at prices ranging from $.75 to $.90 per share. In 1998, the average price was approximately $1.00 per share. In 1997, approximately 13,500 shares were traded, and in 1998 approximately 30,000 were traded. In 2000, the clearinghouse was postponed until after the 1999 10-K was mailed to shareholders. This system provides some liquidity to the Preferred B shareholders, and is paid for by the Company without charge or commission to the shareholders.


	In 1997, the Company wrote off a portion of the investment it had made in 1995 in a limited liability company with a coal mine in Indiana. This write off more than offset the cash flow from oil and gas production, resulting in a loss for the year.

The Board has adopted a policy of seeking a reverse merger partner which would involve merging a larger private company with Croff. This, however, is a long-term strategy. The Board intends to continue to search for a potential partner or acquisition, which would be of benefit to the common shareholders and create a public market for the common shares.

	(c)	Major Customers

	Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1997, 1998 and 1999:
						1997		1998		1999
	Oil and gas:
Coastal Production Company *		          	23.0% *	13.9%		10.0%
Burlington Resources Oil and Gas Company 	18.4%		10.4%		13.2%
Jenex Petroleum Corp.			                  ----	   	21%		26.9%
Pennzoil Production Company            			12.2% 	----		  -----
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

Oil and Gas Mineral Interests and Royalties

	The Company owns perpetual mineral interests which total approximately 4,600 net mineral acres, of which approximately 1,100 net acres are producing. The mineral interests are located in 110,000 gross acres in Duchesne County, Utah, Wasatch and Carbon Counties in Utah, and approximately 40 net mineral acres in La Plata County, Colorado, and San Juan County, New Mexico.

	In 1998-1999, there was a virtual halt to leasing on the Company's acreage due to declining petroleum prices. While the leasing had increased in 1996 and 1997, leasing activity came to a halt shortly after the first of 1998. Croff participated in royalties on two wells which were drilled in Duchesne County, Utah and one well in Wyoming. In addition, three small leases of 15.66 net acres, 6.8 net acres, and 50.69 net acres were drilled late in 1997, and the early part of 1998. These leases were for mineral interests in Duchesne County, Utah. As prices continued to drop throughout 1998, there was no further leasing or drilling activity on the Company's acreage.

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

	As of December 31, 1999, the Company was receiving royalties from approximately 200 producing wells in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah. Because of the drastic drop in oil prices, there were only three wells started in 1998. Royalties also were received from scattered interests in Wyoming, Colorado, New Mexico, Alabama, and Texas. Oil and gas revenues to the Company, primarily from royalties, were approximately $214,000 in 1999, $194,000 in 1998 and $193,000 in 1997,. Natural gas production to the Company increased after the purchase of the Oklahoma gas wells, but the drop in prices offset the increase in production. Natural gas income increased from 1997, through 1998 to 1999 with increased gas sales from royalties on coal bed methane gas in San Juan County, New Mexico, and La Plata County, Colorado.
Royalty income is contingent upon market demand, prices, producing capacity, rate of production, and taxes, none of which are in the control of the Company.

	The most important factor to the Company's revenue and profit, is the price of oil and natural gas. Posted prices of oil dropped drastically during the period from late 1997 through mid-1999. Natural Gas prices were only about two-thirds of the 1997 price during 1998 and 1999. Most onshore U.S. production is uneconomic at these prices, so oil exploration in the continental U.S. was almost shut down. Oil and natural gas production is expected to expand in 2000 as drilling activity returns to pre-recession levels in the petroleum industry. Currently posted prices are over $25 a barrel for oil and over $2.00 an MCF for natural gas. Because much of Croff's natural gas is in the Rocky Mountains and Oklahoma, Croff's average price for natural gas is not as high as gas producers in Texas and the Gulf area receive.


Oil and Gas Working Interests

	In 1999, the Company realized its largest natural gas revenues from the working interests in six Oklahoma natural gas wells it purchased in 1998. These wells are primarily natural gas but occasionally produce a load of oil. The Company paid the sum of $208,000 for minority working interests in the following leases. There are two wells in Woodward County, Oklahoma, a 13% working interest in the Harper #1 and a 16% working interest in the Miller well. There is one well in Caddo County, Oklahoma, a 22% working interest in the Fannie Brown well. In Kingfisher County, Oklahoma there are two wells, a 30% interest in the Dickerson and a 43% interest in the Mueggenborg. The sixth well in is LeFlore County, Oklahoma and is a 32% interest in the Duncan well. These wells were purchased from St. James Oil Company which is owned by the brother of the President of Croff. Jenex Operating Company which was owned one half by St. James Oil Ltd. was sold to Jenco Petroleum which is owned by Gerald Jensen, the President of Croff, in a separate transaction. Jenex Operating Company is the operator of the wells, and agreed to provide a credit of $150 per month per well against the operating expenses of these wells as a condition of purchase. The Dickerson and Mueggenborg sell natural gas through Conoco, and the Harper and Miller sell gas through KN Energy. The Fanny Brown sells its gas to Pan Energy Services, Inc., and the Duncan to AOG. The Company did not purchase any new working interests in oil and gas wells in 1999, because of low prices reducing cash flow, and this large purchase in 1998.

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


	Except for purchasing a small interest in the drilling of one well in 1991, one well in 1995, and a well in 1997, the Company has not engaged in drilling activity. The Company has participated, in the last five years, in the reworking of four existing wells, three in Utah and one in North Dakota. The Company generally participates in new wells drilled by other operators as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells.




ESTIMATED PROVED RESERVES,
FUTURE NET REVENUES AND PRESENT VALUES

	The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by management for the fiscal years ending December 31, 1999, 1998, and 1997. All of the Company's revenues are located within the continental United States. The following table summarizes the Company's estimate of proved oil and gas reserves at December 31, 1999, 1998, and 1997.



Reserve Category

As of		Proved Developed	Proved Undeveloped		Total
12/31		Oil (Bbls) Gas (Mcf)    Oil (Bbls)Gas (Mcf)  Oil(Bbls)Gas
(Mcf)

1997		39,339	301,343	12,612	13,423     51,951	     314,766
1998		36,686	410,651	12,612	13,423     49,298	     424,074
1999		30,944	473,728	10,640	11,323     41,584	     485,051

The Company purchased natural gas reserves in 1998, and	 drilling activity
increased on the Company's coal gas methane acreage during 1996-1998.

	The estimated future net reserves (using December 31 prices and costs for each respective year), and the present value of future revenues (discounted at 10%); for the company's proved developed and proved undeveloped oil and gas reserves, for the years ended December 31, 1997,
                  1998, and 1999 are summarized as follows:

    Proved Developed     	Proved Undeveloped        	Total
	                Present		        	Present		          	Present
      Future    	Value  		Future 	Value of   	Future	  Value of
As of 	Net	     	Future    Net    NetFuture   Net	Net		Future Net
12/31	Revenue   	Revenue 	Revenue 	Revenue   	Revenue     	Revenue

1997	   $970,392	$629,784	$199,701	$129,606	$1,170,093	$ 759,390
1998	   $892,795	$579,423	$147,038	$  95,428	$1,039,83 $ 674,851
1999	$1,170,625	$759,735	$178,508	$115,852	$1,349,133 	$ 875,587

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

	Since December 31, 1998, the Company's has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.

Oil and Gas Acreage

	During the last five fiscal years, the Company decreased its holdings in undeveloped oil and gas leases and generally retained its holdings in developed oil and gas leases. The Company's acreage position was relatively static during the fiscal years ending December 31, 1997, 1998, and 1999.

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

	The following table shows the Company's interest in productive wells as of December 31, 1999.

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


HISTORICAL PRODUCTION TO COMPANY

	The following table shows approximate net production to the
Company of crude oil and natural gas for the years ended December 31,
1997, 1998, and 1999:
							Crude Oil 	Natural Gas
							(Barrels) 	(Thousands of Cubic Feet)
									MCF
Year Ended December 31, 1997:		5,295		46,222
Year Ended December 31, 1998:		5,278		65,673
Year Ended December 31, 1999:		4,610		74,300

	There are no delivery commitments with respect to the above production of oil and natural gas, since Croff is not the operator, but allows the operator to contract for delivery. The Company is unaware of the circumstances of any delivery commitments on royalty wells.

AVERAGE SALES PRICE AND COSTS BY GEOGRAPHIC AREA

	The following table shows the approximate average sales price per barrel (oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues for 1997, 1998, and 1999.

                                 		        					1997		1998   		1999
Average sales price per bbl of oil           		$18.55 	$11.74		$16.65
Average production cost per bbl		           		$  4.24		$ 5.57  $ 5.82
Average sales price per Mcf of natural gas	  	$  2.03		$ 1.81  $ 1.95
Average production cost per Mcf of natural gas	$  .40		$  .61		$  .53

	The average production cost for oil was higher in 1999, when compared to 1998, $5.82 per barrel in 1999 and $5.57 per barrel in 1998.
The Company had a greater percentage of income from working interests, resulting in the slightly higher price. In 1999, after oil prices increased, there were higher production taxes due to higher oil prices.

	The average production cost for natural gas decreased in 1999 due to higher production rates because of higher prices. This results in fixed monthly costs being spread over a greater flow reducing costs per MCF.
The increase in royalty gas reduces the average cost per MCF, as well.

	The average production cost for natural gas dropped in 1999, due in part to more royalty gas from San Juan County, New Mexico. The cost of production for natural gas was $ .53 in 1999, $ .61 in 1998, $ .40 in 1997. This was caused by increased sales of natural gas offset somewhat by more production coming from working interest wells.

	The Company's oil and gas operations are conducted by the Company through its corporate headquarters in Denver, Colorado.

Mining Interests

The Company currently has no mining operations on its perpetual mineral interests.

Corporate Offices and Employees

	The corporate offices are located at 621 17th Street, Suite 830, Denver, Colorado 80293. The Company is not a party to any lease but currently pays $1,600 a month to Jenex Operating Company, which is owned by the Company's president, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services are approximately $20,000 per year. The Company is continuing this arrangement on a month-to-month basis. The Company believes this arrangement is below true market rate for equivalent facilities and services.

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

	The Company did not to hold a shareholders meeting in 1999, thus there was no vote of securities holders in 1999.

ITEM 5. 	MARKET FOR REGISTRANT'S SECURITIES AND RELATED
STOCKHOLDER MATTERS

	On February 28, 1996, the shareholders approved the issuance of the Preferred B stock to be issued to each common shareholder on the basis of one share Preferred B for each share of common stock. The Company in the fourth quarter of 1996 issued all of the Preferred Shares and delivered the Preferred B shares to each of the shareholders for which it had a current address. The Preferred B shares have an extremely limited market, but are traded through a clearinghouse held by the Company from December through February of each year, except 1999-2000, when the clearinghouse will be held in May and June 2000. The Company established a bid and ask format, whereby any shareholder could submit a bid or ask price for each Preferred B share. During the first bid and ask period in 1997, bids of $.75 were received and asked prices of $.75 and $.90 were received, and 13,365 Preferred B shares were traded at $.75 or $.90. In 1998, the bid prices received were $.90-$1.00 and approximately 31,110 shares were traded at this price. The Company is acting as its own transfer agent, with respect to these Preferred B shares only. In the wake of the disastrous oil market in 1998, bids for only 550 shares were received to purchase the Preferred B shares in 1999. The clearinghouse for 2000 was postponed until May 1-June 30,2000.

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

COMMON SHARES - 526,315 SHARES OUTSTANDING
BID RANGE

		Calendar Quarter                  				Bid     		Asked
	1997:	First Quarter		              			$.50 (4)		$.75 (4)
		Second Quarter	                  				$.50 (4)		$.75 (4)
		Third Quarter	                   				$.50 (4)		$.75 (4)
		Fourth Quarter			                  		$.50 (4)		$.75 (4)
	1998:	First Quarter				              	$.65 (4)		$.75 (4)
		Second Quarter				                  	$.65 (4)		$.75 (4)
		Third Quarter		                   			$.65 (4)		$.75 (4)
		Fourth Quarter		                  			$.75 (4)		$.85 (4)
	1999:	First Quarter		              			$.75 (4)		$.85 (4)
		Second Quarter			                  		$.95 (4)		$1.00 (4)
		Third Quarter			                   		$.75 (4)		$.90 (4)
		Fourth Quarter		                  			$.65 (4)		$.80 (4)



Only a few transactions resulting in the transfer of stock took place in 1997, 1998 or 1999.


(1) The restricted Preferred B shares were first issued in 1996, and trade in a Company sponsored clearinghouse from December-February of each year, so the 1997 and prices subsequent reflect the common share price to which the Preferred B price must be added to compare earlier periods.

	As of December 31, 1999, there were approximately 1,100 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

	PREFERRED "B" SHARES- 500,659 SHARES OUTSTANDING

BID RANGE
		Calendar Quarter			             	Bid     	Asked
	1997:	First Quarter	        				$.75-$.90   $.90
		Second Quarter		           			No Trading 	No Trading
		Third Quarter				            	No Trading 	No Trading
		Fourth Quarter				           	$.75-$.90    	$1.00
	1998:	First Quarter		          			$.90	      	$1.00
		Second Quarter			            		No Trading 	No Trading
		Third Quarter			              	No Trading  No Trading
		Fourth Quarter				              	$.85	      	$.90
	1999:	First Quarter		             $.85	       $.90
		Second Quarter			           		No Trading   	No Trading
		Third Quarter		             		No Trading   	No Trading
		Fourth Quarter				            No Trading   	No Trading

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year Ended December 31:
			1995		1996		1997		1998		1999
REVENUES
Operations
  Oil and Gas	        	$195,834 	$216,870 	$193.099	$193,971 	$214,190
  Other Revenues      	$ 9,596     27,181  $ 14,790 $  4,417 	$  4,115
Expenses	             	$173,919 	$170,258 	$220.627	$ 213,970	$205,857
  Net Income<loss    >	$ 31,511 	$ 73,793 $(12,738)	$(15,582)	$ 12,430
  Per Common Share     $ .06	    $  .14   $   (.12) $   .01) 	$   *
Working capital        $  26,457	$226,367	$205,339 	$ 1,866  	$  90,697
Long-term debt		             --		   --		   --		   --		    --
Total assets         		$505,018 	$515,704	$504,875 	$508,847 	$498,162
Stockholders' equity   $440,527 	$510,880	$497,892 	$458,123	$480,353
Dividends per share    	NONE     		NONE   		NONE	    	NONE    		NONE

* - Less than .01 per share



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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



Results of Operations


Oil and gas sales in 1999 were $214,190 compared to $193,971 in 1998. This increase was due to a full year of natural gas production from the working interests purchased in Oklahoma in 1998. A second factor resulting in this increase was the higher prices for oil and natural gas which began in the second quarter of 1999 and increased through the fourth quarter of 1999. The average prices in the fourth quarter of 1999 were almost double the oil prices received in the first quarter of 1999. The natural gas prices increase moderately by approximately $ 0.50 per MCF during the year. The significant increase in oil and natural gas sales occurred during the latter half of 1999.

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


Lease operating expenses and production taxes decreased slightly from $68,981 in 1998 to $66,532 in 1999. Because of the low oil and gas prices there were no significant work-overs in 1999. However, during the latter half of 1999 production taxes increased significantly as the price of oil approximately doubled from the first quarter of 1999 to the final quarter of 1999. Thus, while there was some increase in the average cost of taxes in 1999, this was more than offset by the shut-in production during the first part of the year and the lower level of work-overs in maintenance on wells due to the low prices.


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

General and administrative expenses decreased in 1999 from $75,467 in 1998 to $68,264 in 1999. This decrease was due to not holding an annual meeting in 1999 and saving the expenses of the annual report and mailing during 1999. These expenses are expected to increase in the year 2000 as the annual report and annual meeting are held in the spring of year 2000. Other income decreased in 1999, due to lower interest income received in 1999 and no leasing income. Lease bonus income was flat for both years as leasing activity essentially ceased during 1998 and 1999.

	General and administrative expenses decreased slightly from $79,495 in 1997 to $75,467 in 1998. This small decrease was due to holding an annual meeting late in 1997, and deferring the next shareholder's meeting until 2000. The Company also incurred interest expense in 1998 of $5,745 due to the one year borrowing for the natural gas purchase, versus no interest expense in 1997. Other income in 1997 included interest from the Company's cash reserves which were expended for oil and gas purchases and Preferred B stock repurchases in 1998. The Company's other income of $7,505 in 1998 included lease bonus income, interest and dividends income, and gains on stock sales.

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











Year 2,000 Disclosure

The Company experienced no problems with respect to the year
2000 with its computer systems.


Capital Resources and Liquidity

	 At December 31, 1999, the Company's current assets totaled $108,506 compared to current liabilities of $17,809. This compared to current assets of $52,590 at December 31,1998, and current liabilities of $50,724. This increase in the Company's working capital position was due to the paying off of the Company's note in 1999 and the increased production from the natural gas wells which were purchased in 1998 using a significant portion of the Company's cash and a Bank Note. The
Company's current ratio of 6:1 and ratio of current assets to current liabilities is expected to increase as the Company continues to accumulate cash for its common stock account. This cash was utilized to purchase oil and gas assets in 1998 which were pledged to the preferred B stock.

	At December 31, 1998, the Company's current assets totaled $52,590 and its current liabilities totaled $50,724 for a working capital position of $1,866. This drastic decrease in the Company's working capital position in 1998 was due to the use of cash to purchase the six natural gas wells, and the short term borrowing of $90,000. The final payment on this debt was made in March 1999. The drop in oil and natural gas prices resulted in the Company depleting its cash resources to a greater extent than anticipated by management.

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

The Company intends to pay down payables and accumulate cash during year 2000. The Company would expect that future cash positions and liquidity will be dependent upon its success in doing a merger, acquisition, or reverse acquisition, and the amount of oil and gas properties it buys.

	Because the Company's revenues are primarily from royalty payments and the Company does not have significant operating expenses, inflation is favorable to the Company.




ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See index to financial statements, financial statement schedules, and supplemental information, beginning with Page 24 (F-1) hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officer and Significant Employees.

	The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H. Mandel, Edwin W. Peiker, and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The following is provided with respect to each officer and director of the Company as of March 1, 2000.

GERALD L. JENSEN, 60, PRESIDENT AND DIRECTOR
President of Croff Oil Company since October 1985. Mr. Jensen has been an officer and director of Jenex Petroleum Corporation, a private oil and gas company for over ten years. In 1999, Mr. Jensen became Chairman of Online Launch, Inc., a private internet incubator company. Mr. Jensen was a director of Pyro Energy Corp., a public company (N.Y.S.E.) engaged primarily in coal production, from 1978 until the Company was sold in 1989. Mr. Jensen is also an owner of private real estate, development, and oil and gas companies.

RICHARD H. MANDEL, JR., 70, DIRECTOR
Since 1982, Mr. Mandel has been President and a Board Member of
American Western Group, Inc., an oil and gas producing company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado.


DILWORTH A. NEBEKER, 59, DIRECTOR
Mr. Nebeker served as President of Croff from September 2, 1983 to June
24, 1985, and has been a director of Croff since December 1981. He has been a lawyer in private practice for the past ten years. Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange
Commission from 1967 to 1973.

EDWIN W. PEIKER, JR., 68, DIRECTOR AND SECRETARY
Mr. Peiker was President of Royal Gold, Inc., from 1988 through 1991, and continues to be a director. Since 1986, Mr. Peiker has been a Vice President and Director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities. Prior thereto he was involved in private investments in oil and gas exploration and production. Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983. AMAX is primarily engaged in mine evaluation and resource analysis.

JULIAN D. JENSEN, 52, DIRECTOR
Mr. Jensen is the brother of the Company's president and has served as legal counsel to the Company for the past seven years. Mr. Jensen has practiced law, primarily in the areas of corporate and securities law, in Salt Lake City, Utah, since 1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin, Carman, Dibb & Jackson, which acts as legal counsel for the Company.

	The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company.


ITEM 11	EXECUTIVE COMPENSATION

Remuneration

	During the fiscal year ended December 31, 1999, there were no officers, employees or directors whose total cash or other remuneration exceeded $60,000.

Summary Compensation Table
1999 Compensation of C.E.O. (1)
					Total All
Salary		Bonus		Other		Stock Options		Compensation
	$51,000	0		0		No new options		$51,000
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

	Based on the current remuneration, for the fiscal year ending December 31, 2000, no officer or director shall receive total cash remuneration in excess of $60,000.

Options, Warrants or Rights

	Directors were authorized and issued stock warrants in 1991, that essentially provide each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant is for 20,000 shares. The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995.
The warrants were again extended for two years at the Board Meeting on December 15, 1999. No stock options were granted in the fiscal year ending December 31, 1999. During 1999, warrants to purchase 10,000 shares were exercised.

	The chart below sets out the terms and value of the above warrants to all officers and directors, none of which have been exercised.


Officers and Directors Warrants and Compensation (1999)


Warrant to   Termination
Buy          date
Date
Exercise
Price
Current Value
(Estimated) (1)
Director
Compensation
(2)

Directors (Excluding President):


10,000
Shares

12/31/01

$1.00

$  9,500

$  1,050
President and Director:
20,000
Shares
12/31/01
$1.00
$19,000
$53,625

(1)	Based on a current stock price of $1.00 for Preferred B shares and $.95 for common shares for a total estimated value of $1.95, over option price of $1.00 per share. There is no market for the warrants and an extremely limited market for stock.

(2)	Director compensation based on holding three one half day meetings per year.




ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(b)	Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth the beneficial ownership of Common stock of the Company as of December 31, 1999, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its common voting securities, and
(b) each director and nominee and all directors and officers as a group.

				                           		Shares		   	Percentage of
						                        	Beneficially 		Class of
							Owned			Stock
Jensen Development Company				132,130 (1)	     	25.10%
	621 17th Street, Suite 830
	Denver, Colorado 80293
Gerald L. Jensen            				81,215 (2)	     	14.87%
	621 17th Street, Suite 830
	Denver, Colorado 80293
Edwin W. Peiker, Jr.		       			14,000 (2)      		2.61%
	550 Ord Drive
	Boulder, Colorado 80401
Dilworth A. Nebeker		          			1,300         			.25%
	201 East Figueroa Street
	Santa Barbara, California 93101
Richard H. Mandel, Jr.	      				10,100 (2)       		1.88%
	3333 E. Florida #94
	Denver, Colorado 80210
Julian D. Jensen	            				46,532 (2)(3)     		8.68%
	311 South State Street, Suite 380
	Salt Lake City, Utah 84111
Directors as a Group		         			285,277	           	49.5%

 (1)  Jensen Development Company is primarily owned by Gerald L. Jensen

 (2) Includes a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share, expiring December 31, 2001. Mr. Gerald L. Jensen's warrant is for 20,000 shares. On Nov,1999, the warrant of Dan Nebeker, which had been assigned to Gerald L. Jensen, was exercised..

 (3)  Includes shares held in Jensen Family Trust (31,532) in which Julian
D. Jensen is the Trustee and approximate 43% beneficial owner.  Mr.
Gerald L. Jensen holds an approximate 38% beneficial interest in these Trusts.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Company currently is in an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", a company formerly owned 50% by the President, Gerald L. Jensen, which in 1998 was acquired 100% by Mr. Jensen. Jenex provides offices, phones, office supplies, computers, photocopier, fax, and all normal and customary office services. In addition, the Company shares an accountant and two assistant secretaries who are paid by Jenex. Jenex also provides assistance from a geologist. Croff currently reimburses Jenex $1,600 per month for all of these expenses. These arrangements were entered into in order to reduce the Company's overhead. The Company is currently continuing this arrangement on a month-to-month basis. Jenex provides similar services to Jenex Operating Company of Texas, Inc. for $6,500 per month, a Company in which the President owns a 50% interest. In the opinion of management, the amounts paid by Croff to Jenex for the personnel, office, equipment use, and other services are below the cost for such items if independently obtained.

	The Company retains the legal services of Jensen, Duffin, Carman, Dibb & Jackson. Julian Jensen, a director, as a professional corporation, is part of this association. Legal fees paid to this law firm for the years ending 1999,1998, and 1997 are, respectively, $329, $525 and $2,086.

Effective April 1, 1998, the Company purchased six working interests in Oklahoma natural gas wells from St. James Oil Ltd. a company owned by a brother ofthe Company's President. The price of $208,000 was slightly less than an unaffiliated parties offer, to St. James Oil Ltd. which offer, however, included the third party taking over operations from Jenex. As part of this transaction, Gerald Jensen, the Company's President, purchased the one half ownership of Jenex which he did not already own, and Jenex then retained operations of these wells, but agreed to rebate to Croff $150 of the operating fees per well, each month, or a total of $900 per month as long as Jenex operated the wells and Croff retained its interest. Croff then agreed to purchase the wells for $208,000. This acquisition was approved by the Board of Directors in March 1998, with the President abstaining from the vote.



























































ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1) Financial Statements. See index to financial statements, financial statement schedules, and supplemental information as referenced in Part II,.
Item 8, and the financial index on Page F-1 hereof. These reports are attached as Exhibits and are incorporated herein.

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


							REGISTRANT:

							CROFF ENTERPRISES, INC.


Date: March 30, 2000					By: /S/Gerald L. Jensen
							Gerald L. Jensen, President,
							Chief Executive Officer

Date: March 30, 2000					By: /S/ Beverly Licholat
							Beverly Licholat,
							Chief Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: March 30, 2000					By: /S/Gerald L. Jensen
							Gerald L. Jensen, President

Date: March 30, 2000					By: /S/ Richard H. Mandel
							Richard H. Mandel, Jr., Director


Date: March 30, 2000					By: /S/ Edwin Peiker
							Edwin Peiker, Jr., Director


Date: March 30, 2000					By: /S/ Dilworth A. Nebeker
							Dilworth A. Nebeker, Director


Date: March 30, 2000					By: /S/ Julian D. Jensen
							Julian D. Jensen, Director

                           CROFF ENTERPRISES, INC.

                             FINANCIAL STATEMENTS

                          December 31, 1998 and 1999

                                     WITH
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            CROFF ENTERPRISES, INC.
                   INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                         AND SUPPLEMENTAL INFORMATION



                                                                    Page
Number
I.    Financial Statements

      Report of Independent Certified Public Accountants                   F-2

      Balance Sheet - December 31, 1998 and 1999                           F-3

      Statement of Operations - years ended December 31, 1997,
        1998 and 1999                                                      F-5

      Statement of Stockholders' Equity - years ended
        December 31, 1997, 1998 and 1999                                   F-6

      Statement of Cash Flows - years ended December 31,
        1997, 1998 and 1999                                                F-7

      Notes to Financial Statements                                        F-8

II.   Supplemental Information - Disclosures about Oil and
        Gas Producing Activities - Unaudited                              F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Croff Enterprises, Inc.


We have  audited the balance  sheet of Croff  Enterprises,  Inc. at December
31,
1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31,
1999. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of
December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



Denver, Colorado
March 17, 2000                                        CAUSEY DEMGEN & MOORE
INC.

                             CROFF ENTERPRISES, INC.
                                  BALANCE SHEET
                           December 31, 1998 and 1999

                                     ASSETS

                                                           1998        1999
                                                           ----        ----
Current assets:
   Cash and cash equivalents                              $ 14,294   $ 57,716
   Marketable equity securities                              3,125      4,375
   Accounts receivable:
    Oil and gas purchasers                                  32,271     43,915
    Refundable income taxes                                  2,900      2,500
                                                          --------   --------

    Total current assets                                    52,590    108,506

Oil and gas properties, at cost, successful efforts method:
    Proved properties                                      636,595    628,560
    Unproved properties                                     97,102     97,102
                                                          --------   --------

                                                           733,697    725,662
   Less accumulated depletion and depreciation            (288,717)  (336,006)
                                                          --------   --------

     Net property and equipment                            444,980    389,656

Coal investment (Note 2)                                    11,277          -
                                                          --------   --------

                                                          $508,847   $498,162
                                                          ========   ========

                             See accompanying notes.
                                       F-3

                             CROFF ENTERPRISES, INC.
                                  BALANCE SHEET
                           December 31, 1998 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1998        1999
                                                            ----        ----
Current liabilities:
   Note payable - bank (Note 3)                           $ 23,369   $     -
   Accounts payable                                         19,290     14,451
   Accrued liabilities (Note 4)                              8,065      3,358
                                                          --------   --------

      Total current liabilities                             50,724     17,809

Stockholders' equity (Note 5):
   Class A preferred stock, no par value;
     5,000,000 shares authorized, none issued                    -          -
   Class B preferred stock, no par value;
    520,000 shares authorized, 490,859 shares (1998)
    and 500,659 shares (1999) issued and outstanding       329,559    350,359
   Common stock, $.10 par value; 20,000,000 shares
    authorized, 579,143 shares (1998) and 589,143
    shares (1999) issued                                    57,914     58,914
   Capital in excess of par value                          552,797    540,797
   Accumulated deficit                                    (399,251)  (386,821)
                                                          --------   --------

                                                           541,019    563,249

   Less treasury common stock at cost, 62,828 shares
    (1998 and 1999)                                        (82,896)   (82,896)
                                                          --------    -------

      Total stockholders' equity                           458,123    480,353
                                                          --------   --------

                                                          $508,847   $498,162
                                                          ========   ========

                             See accompanying notes.
                                       F-4

                             CROFF ENTERPRISES, INC.
                             STATEMENT OF OPERATIONS
              For the years ended December 31, 1997, 1998 and 1999

                                                  1997       1998        1999
                                                  ----       ----        ----

Revenue:
   Oil and gas sales (Note 8)                   $193,099    $193,971
$214,190
   Gain (loss) on disposal of oil and gas
     properties                                        -      (3,088)
2,563
   Other income                                   14,790       7,505
1,552
                                                --------    --------   -------
-

    Total revenue                                207,889     198,388
218,305

Costs and expenses:
   Lease operating expense and production taxes   40,824      68,981
66,532
   General and administrative (Note 4)            79,495      75,467
68,264
   Rent expense - related party (Note 4)          17,200      19,200
19,200
   Depreciation and depletion                     21,108      39,577
48,665
   Interest                                            -       5,745
395
   Write down of coal investment (Note 2)         62,000       5,000
2,819
                                                --------    --------   -------
-

    Total costs and expenses                     220,627     213,970
205,875
                                                --------    --------   -------
-

Net income (loss) (Note 6)                       (12,738)    (15,582)
12,430

Net income (loss) applicable to preferred stock
   (Note 5)                                       49,262     (10,582)
14,000
                                                --------    --------   -------
-

Net loss applicable to common shareholders      $(62,000)   $ (5,000)
(1,570)
                                                ========    ========
========

Basic and diluted net loss per common share
   (Note 7)                                     $   (.12)   $   (.01)  $
(*)
                                                ========    ========
========

* - less than $.01 per share

                             See accompanying notes.
                                       F-5



                             CROFF ENTERPRISES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1998 and 1999


Capital in
                                       Preferred stock        Common stock
excess of  Treasury  Accumulated
                                      Shares     Amount     Shares     Amount
par value    stock     deficit
                                      ------     ------     ------     ------
---------- --------  -----------

Balance, December 31, 1996             516,505  $233,744    579,143   $57,914
$672,799   $(82,646) $(370,931)

   Purchase of 200 shares of
     treasury stock                          -         -          -         -
-       (250)         -

   Net loss for the year ended
     December 31, 1997                       -         -          -         -
-          -    (12,738)

   Preferred stock reallocation
    (Note 5)                                 -   130,584          -         -
(130,584)         -          -
                                       -------  --------    -------   -------
--------  ---------  ---------

Balance, December 31, 1997             516,505   364,328    579,143    57,914
542,215   (82,896)   (383,669)

   Purchase and retirement of 25,646
     shares of preferred stock         (25,646)  (24,187)         -         -
-         -           -

   Net loss for the year ended
     December 31, 1998                       -         -          -         -
-         -     (15,582)

   Preferred stock reallocation
      (Note 5)                               -   (10,582)         -         -
10,582         -           -
                                       -------  --------    -------   -------
--------  --------    --------

Balance, December 31, 1998             490,859   329,559    579,143    57,914
552,797   (82,896)   (399,251)

   Stock warrants exercised             10,000     7,000     10,000     1,000
2,000         -           -

   Purchase and retirement of shares
     of preferred stock                   (200)     (200)         -         -
-         -           -

   Net income for the year ended
     December 31, 1999                       -         -          -         -
-         -      12,430

   Preferred stock reallocation
     (Note 5)                                -     14,000         -         -
(14,000)        -           -
                                       -------  ---------   -------   -------
--------  --------   ---------

Balance, December 31, 1999             500,659  $ 350,359   589,143   $ 58,914
$540,797  $(82,896)  $(386,821)
                                       =======  =========   =======   ========
========  ========   =========

                             See accompanying notes.
                                       F-6

                            CROFF ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS
              For the years ended December 31, 1997, 1998 and 1999

                                                1997       1998       1999
                                                ----       ----       ----

Net income (loss)                             $(12,738)  $(15,582)  $ 12,430
Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
    Depreciation and depletion                  21,108     39,577     48,665
    (Gain) loss on disposal of properties            -      3,088     (2,563)
    (Gain) loss on marketable equity
      securities                                (1,377)    (2,438)    (1,250)
    Loss on write down of investment            62,000      5,000      2,819
    Change in assets and liabilities:
     Accounts receivable                         6,374     (5,419)   (11,244)
     Accounts payable                            1,214     14,912      4,383
     Accrued liabilities                           945      5,460     (4,707)
                                              --------   --------   --------

           Total adjustments                    90,264     60,180     36,103
                                              --------   --------   --------

                                                77,526     44,598     48,533


Purchase of oil and gas interests              (95,404)  (211,369)         -
Purchase of marketable equity securities        (3,810)         -          -
Proceeds from sale of marketable equity
  securities                                         -     15,000          -
Distributions from coal investment               4,256          -      8,458
                                              --------   --------   --------

    Net cash provided by (used in)
     investing activities                      (94,958)  (196,369)     8,458


Exercise of stock warrant                            -          -     10,000
Purchase of preferred stock                          -    (24,187)      (200)
Purchase of treasury stock                        (250)         -          -
Proceeds from note payable                           -     90,000          -
Repayment of note payable                            -    (66,631)   (23,369)
                                              --------   --------   --------

   Net cash used in financing activities          (250)      (818)   (13,569)
                                              --------   --------   --------

Increase (decrease) in cash                    (17,682)  (152,589)    43,422

Cash and cash equivalents at beginning of
  year                                         184,565    166,883     14,294
                                             ---------  ---------   --------

Cash and cash equivalents at end of year     $ 166,883   $ 14,294   $ 57,716
                                             =========   ========   ========

Supplemental disclosure of cash information:

During the years ended December 31, 1997, 1998 and 1999, the Company paid cash for interest in the amount of $0, $5,745 and $395, respectively.

                             See accompanying notes.
                                       F-7

                            CROFF ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1998 and 1999




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

     Marketable equity securities:

     The Company has adopted  Statement of Financial  Accounting  Standards
No.
     115,  Accounting  for Certain  Investments  in Debt and Equity
Securities,
     which provides for reporting certain equity securities at fair value, with unrealized gains and losses included in earnings. The aggregate cost of marketable equity securities was $1,663 at December 31, 1998 and 1999, respectively.

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

                            CROFF ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1998 and 1999




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

                            CROFF ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1998 and 1999




2.   Coal investment (continued)

     In December  1995,  the major  purchaser  of coal from the mine, a utility,
     canceled the contract. In January 1996, creditors of the coal mine filed an
     involuntary  petition  under Chapter 7 of the Bankruptcy  Code which, upon
     motion of the mining  company was  converted to a case under  Chapter 11 of
     the Bankruptcy Code. The operations at the mine have subsequently been shut
     down and the assets were being  liquidated  while the LLC sued the utility.
     In July 1997,  the trial  court ruled  against  the LLC.  As a result, the
     Company recorded a write down of $62,000 in 1997, and an additional
$5,000
     in 1998, to adjust its carrying value of the investment to the estimated liquidation value of cash, land and equipment remaining. During 1999, the
     Company received a final payment of $8,458, and wrote-off the remaining balance of $2,819.

3.   Note payable - bank

     In connection with the purchase of certain producing oil and gas interests
     (see Note 4), the Company obtained a loan from a bank as evidenced by a promissory note dated March 23, 1998, in the principal amount of $90,000, with  interest at 2.0  percentage  points above the Norwest Bank
Colorado,
     N.A. prime rate. The loan was unsecured, guaranteed by an officer and shareholder of the Company as a co-borrower, and was due in twelve monthly installments  of principal plus interest,  with final payment due March
23,
     1999. The loan was paid in full in 1999.

4.   Related party transactions

     The Company  retains  the  services of a law firm in which a partner of the
     firm is a  director  of the  Company.  Legal fees paid to this firm for the
     years ended December 31, 1997,  1998 and 1999 amounted to $2,086,  $525
and
     $329, respectively.

     The Company has a month-to-month agreement with an affiliated company to provide for office services and sublease office space for $1,600 per month.
     Accrued liabilities at December 31, 1999 include $1,600 due to the affiliated company pursuant to this agreement.

     Purchase of proved oil and gas properties:

     On April 7, 1998, the Company purchased certain working leasehold interests
     in oil and gas wells in Oklahoma,  from an affiliated company,  for cash in
     the amount of $208,000.  Another affiliated entity is the operator of these
     wells, and has offered to offset the Company's lease operating  expenses on
     these wells in the amount of $150 per month per well (an  aggregate of
$900
     per month) for as long as the Company owns the wells. In October of 1998, this amount was increased to $180 per month per well (an aggregate of
     $1,080 per month). During the years ending December 31, 1998 and 1999,
     $4,860 and $10,720, respectively, has been offset against lease operating expense, in this manner.

                            CROFF ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1998 and 1999




5.   Stockholders' equity

     On November 1, 1991,  the Company's  shareholders  approved the issuance of
     warrants to purchase  60,000 shares of the Company's  common stock at
$1.00
     per share to members of the Company's Board of Directors. In conjunction with the issuance of Class B preferred stock in 1996, the warrants were modified to provide one share of common and one share of Class B preferred at $1.00. During 1999, the warrants were extended and are exercisable at any time through December 31, 2001. The warrants must be exercised for not less than 5,000 shares at any time of exercise. As of December 31, 1999, warrants to purchase 10,000 common shares and 10,000 preferred shares have been exercised.

     The Company has adopted the  disclosure-only  provisions  of  Statement of
     Financial   Accounting   Standards  No.  123  "Accounting  for  Stock-
Based
     Compensation".  Accordingly,  no compensation  cost has been recognized for
     the  warrants.  Had  compensation  costs for the  Company's  warrants been
     determined  based on the fair value at the extension date  consistent with
     the  provision of SFAS No. 123, the Company's net earnings and earnings per
     share would not be materially  different  from the amounts  recorded on the
     accompanying statement of operations for the years ended  December 31,
1997
     or 1998; however, for 1999, the Company's net earnings would decrease by
     $50,000 to a loss of $(37,570) or $(.10) per share. The fair value is estimated on the date the warrants were extended in 1999 using the Black-
     Scholes option pricing model, using an expected life of 2 years, a risk-
     free interest rate of 6.29% and expected volatility of 28%.

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

                            CROFF ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1998 and 1999




5.   Stockholders' equity (continued)

     During 1997, 1998 and 1999, the Company conducted a clearing house where it
     brought together certain buyers and sellers of its Class B preferred stock,
     which is not otherwise  traded.  At the conclusion of the trading period in
     1998,  one large  purchaser was unable to complete its intended purchases,
     due to lack of financing. The Board of Directors determined to purchase
and
     retire 25,646 shares. In 1998, the Company completed the purchase of
25,646
     shares of the Class B preferred stock for the cash in the amount of
     $24,187, which reduced the issued and outstanding Class B preferred shares.
     In 1999, the Company acquired 200 shares of the Class B preferred stock for cash of $200, and issued 10,000 shares upon exercise of stock warrants, resulting in a balance of 500,659 shares at December 31, 1999.

6.   Income taxes

     At December 31, 1999, the Company had net operating loss carry-forwards of approximately $538,000, which, if not used, will expire as follows:

             Year of expiration                    Amount
             ------------------                    ------
                     2000                         $469,000
                     2001                           23,000
                     2018                           46,000
                                                  --------
                                                  $538,000
                                                  ========

     In addition, the Company has a depletion carryover of approximately
     $512,000 which has no expiration date.

     The  Company  did not  record an income  tax  provision  for the year ended
     December 31, 1999 due to the utilization of a tax loss carryforward for the
     year.  The  recognized  tax  benefit  of  the  utilized   carryforward
was
     approximately $1,000 for the year ended December 31, 1999. The Company has a financial statement loss carryover of approximately $387,000 remaining at
     December 31, 1999. The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs. Income tax credit carryovers for financial and tax purposes approximate $2,700 from pre-1986 transactions.

                            CROFF ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997, 1998 and 1999




6.   Income taxes (continued)

     As of December 31, 1998 and 1999, total deferred tax assets, liabilities and valuation allowance are as follows:

                                                          1998        1999
                                                          ----        ----
        Deferred tax assets resulting from loss
          carryforward                                   $187,000   $201,000
        Deferred tax liabiles                             (39,000)   (56,000)
        Valuation allowance                              (148,000)  (145,000)
                                                         --------   --------
                                                         $      -   $      -
                                                         ========   ========


7. Basic and diluted income (loss) per common share

   Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 517,000 shares in 1997 and 1998, and 518,000 shares in 1999.
   Outstanding warrants are not dilutive in any of the periods presented.

8. Major customers

   Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1997, 1998 and 1999:

                                        1997          1998           1999
                                        ----          ----           ----

      Oil and gas:
        Customer A                      23.0%         13.9%          10.0%
        Customer B                      12.2%            *              *
        Customer C (related party)          *         21.0%          26.9%
        Customer D                      18.4%         10.4%          13.2%

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

     Oil prices

     During the year ended December 31, 1999, both crude oil and natural gas prices increased. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

                            CROFF ENTERPRISES, INC.
                    SUPPLEMENTAL INFORMATION - DISCLOSURES
              ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



               RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The results of operations for oil and gas producing activities, excluding capital expenditures, corporate overhead and interest costs, are as follows for the years ended December 31, 1997, 1998 and 1999:

                                          1997        1998       1999
                                          ----        ----       ----
  Revenues                              $193,099    $193,971   $214,190
                                        --------    --------   --------

  Lease operating costs                   26,966      52,679     42,829
  Production taxes                        13,858      16,302     23,703
  Depletion and depreciation              21,108      39,577     48,665
                                        --------    --------   --------

                                          61,932     108,558    115,197
  Income tax expense                           -           -          -
                                        --------    --------   --------

  Results of operations from producing
    activities (excluding corporate
    overhead and interest expense)      $131,167    $ 85,413   $ 98,993
                                        ========    ========   ========

                            CROFF ENTERPRISES, INC.
                    SUPPLEMENTAL INFORMATION - DISCLOSURES
              ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED




                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                       NET CASH FLOWS AND CHANGES THEREIN
                     RELATING TO PROVED OIL AND GAS RESERVES


                                                   Year ended December 31
                                                1997        1998       1999
                                                ----        ----       ----

Future cash inflows                         $1,487,000  $1,346,000  $1,777,000
Future production and development costs       (317,000)   (306,000)
(428,000)
                                            ----------  ----------  ----------
                                             1,170,000   1,040,000   1,349,000

Future income tax expense                            -           -           -
                                            ----------  ----------  ----------

Future net cash flows                        1,170,000   1,040,000   1,349,000

10% annual discount for estimated timing of
   cash flows                                 (411,000)   (365,000)
(473,000)
                                            ----------  ----------  ----------

      Standardized measure of discounted
       future net cash flows                $  759,000  $  675,000  $  876,000
                                            ==========  ==========  ==========

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance                            $ 766,000   $ 759,000   $ 675,000

Evaluation of proved undeveloped reserves,
   net of future production and development
   costs                                       (22,000)     (8,000)      9,000
Purchase of proved reserves                     95,000     211,000           -
Sales and transfer of oil and gas produced,
   net of production costs                    (152,000)   (166,000)
(214,000)
Net increase (decrease) in prices and costs    (20,000)   (151,000)    406,000
Extensions and discoveries                      53,000      12,000           -
Revisions of previous quantity estimates        28,000       8,000
(10,000)
Accretion of discount                           11,000      10,000      10,000
Net change in income taxes                           -           -           -
Other                                                -           -           -
                                             ---------   ---------   ---------

Ending balance                               $ 759,000   $ 675,000   $ 876,000
                                             =========   =========   =========

                            CROFF ENTERPRISES, INC.
                    SUPPLEMENTAL INFORMATION - DISCLOSURES
              ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED

  PROVED OIL AND GAS RESERVE QUANTITIES
      (All within the United States)

                                           Oil reserves    Gas reserves
                                               (bbls.)       (Mcf.)

Balance, December 31, 1996                      51,012       275,124

   Revisions of previous estimates                   -         7,000
   Purchase of reserves                          3,200        68,864
   Extensions, discoveries and other
    additions                                    3,034        10,000
   Sale of reserves                                  -             -
   Production                                   (5,295)      (46,222)
                                                ------       -------

Balance, December 31, 1997                      51,951       314,766

   Revisions of previous estimates                   -         3,000
   Purchase of reserves                          1,522       171,981
   Extensions, discoveries and other
     additions                                   1,103             -
   Production                                   (5,278)      (65,673)
                                                ------       -------

Balance, December 31, 1998                      49,298       424,074

   Revisions of previous estimates              (3,104)      135,277
   Purchase of reserves                              -             -
   Extensions, discoveries and other
     additions                                       -             -
   Sale of reserves                                  -             -
   Production                                   (4,610)      (74,300)
                                                ------       -------

Balance, December 31, 1999                      41,584       485,051
                                                ======       =======

   Proved developed reserves
    December 31, 1997                           39,339       301,343
    December 31, 1998                           36,686       410,651
    December 31, 1999                           30,944       473,728

Costs incurred in oil and gas producing  activities for the years ended
December
31, 1997, 1998, 1999 are as follows:
                                              1997        1998        1999
                                              ----        ----        ----

Property acquisition, exploration and
  development costs capitalized             $ 95,404   $ 211,369    $     -
Production costs                              40,824      68,981     66,532
Depletion and depreciation                    21,108      39,577     48,665

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


23

45