Form 10-Q
period 2000-03-31
CROFF ENTERPRISES INC
filed 2000-05-15
CIK 25743

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934
For the period ended 	March 31, 2000
or[   ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from 			 to
Commission File Number: 		100

                  CROFF ENTERPRISES, INC.
         (Exact name of registrant as specified in its charter)
                     Utah		87-0233535
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization			Identification No.)
        621 17th St., Suite 830, Denver, Colorado 80293
       (Address of principal executive offices)		(Zip Code)
                      (303) 383-1555
(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 526,515 shares, one class only as of May 1, 2000.


INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED
MARCH 31, 2000(UNAUDITED).


PART I.  FINANCIAL INFORMATION					Page Number
Balance Sheets as of December 31, 1999
and March 31, 2000	                          							3&4
Statements of Operations for
	the Three Months
Ended March 31, 1999 and 2000                  						5
Statements of Cash Flows
	for the Three Months
	Ended March 31, 1999 and 2000                 						6
Notes to Financial Statements						                		7
Management's Discussion and Analysis of Financial
	Condition and Results of Operations            					7
PART II.  OTHER INFORMATION
ITEM 5 OTHER INFORMATION			                      				10
Reports on Form 8-K								                         	10
Signatures			                                 							10


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



                              PART I:  FINANCIAL INFORMATION
                              CROFF ENTERPRISES, INC.
                              BALANCE SHEET
                                 (Unaudited)

                                      Dec. 31,         March 31,
                                        1999            2000
CURRENT ASSETS:
Cash and Cash Equivalents:	           $ 57,716         $ 80,098

Marketable equity securities             4,375            5,500
Accounts receivable:
Oil and gas purchasers	                 43,915           47,331
Refundable income taxes                  2,500            3,125

Total current assets                   108,506          136,054


PROPERTY AND EQUIPMENT, AT COST:
Oil & gas properties, successful
efforts method:
Proved properties                       628,560         628,560
Unproved properties                      97,102          97,102
                                      $ 725,662       $ 725,662
Less accumulated depletion and         (336,006)       (346,506)
depreciation

Net property and equipment            $389,656         $379,156

              Total assets            $498,162         $515,210


                   PART I: FINANCIAL INFORMATION
                    CROFF ENTERPRISES, INC.
                         BALANCE SHEET
                          (Unaudited)

                                        Dec. 31,       March 31,
                                         1999          2000

CURRENT LIABILITIES:
Accounts Payable                        $14,451        $18,604

Accured Liabilities                       3,358          5,323

Total current liabilities              $ 17,809         $23,927

CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
Class A preferred stock, no par
value; 	5,000,000 shares, none
issue
Class B Preferred stock, no par
value;	520,000 authorized, 500,659
shares (1999 and 2000)issued and
outstanding                             350,359          359,659

Common stock, $.10 par value
20,000,000 shares authorized
589,143 shares issued
1999 and 2000)                           58,914           58,914

Capital in excess of par value          540,797          540,797
	Accumulated deficit                   (386,821)        (385,191)
                                       $563,249         $574,179

Less treasury stock at cost,
62,628 shares (1999 and 2000)           (82,896)        (82,896)

        	Total stockholders' equity    $480,353        $491,283

       		Total liabilities & equity    $498,162        $515,210


                      CROFF ENTERPRISES, INC.
                      Statement of Operations
           For the three months ending March 31,1999 and 2000
                            (Unaudited)

                                        1999        2000

REVENUE:
Oil and gas sales                   $ 40,196       $68,266
Gain on disposal of oil and
gas properties
Other income(loss)                        47         1,647

Total revenue                         $40,243      $69,913

COSTS AND EXPENSES:
Lease operating expense                12,397       19,821
Depreciation and depletion              9,800       10,500
General and administrative             20,679       23,862
Rent Expense - Related Party            4,800        4,800
Total cost and expenses               $47,676       58,983

Net income (loss)                     $(7,433)     $10,930
Net income (loss) applicable
to preferred stock                      6,000        9,300

Net income (loss) applicable to
common shareholders                    $1,433       $1,630

Basic and diluted net loss per
common share                            $(*)        $*
*-Less than .01 per share


                        CROFF ENTERPRISES, INC.
                       Statement of Cash Flows
           For the three months ending March 31,1999 and 2000
                              (Unaudited)

                                            1999       2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                          $(7,433)   $10,930

Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
Depreciation and depletion                   9,800     10,500
Change in assets and liabilities:
(Increase) decrease in accounts receivable  (7,109)    (3,417)
(Increase) decrease in other assets           (700)      (625)
Increase (decrease) in accounts payable      15,282     4,154
Increase (decrease) in accrued liabilities    5,562     1,965
Increase (decrease) in marketable securities    312    (1,125)
          			Total adjustments              $23,147   $11,452
Net cash provided by operating activities:  $15,714   $22,382

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable
Union Bank and Trust                        $(23,369)
Net cash used in financing                  $(23,369)

Increase (decrease) in cash                   (7,655)   22,382
Cash and cash equivalents at beginning
of period                                     14,294    57,716
Cash and cash equivalents at end of period    $6,639   $80,098


                    CROFF ENTERPRISES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

PART I	BASIS OF PREPARATION.

	The condensed financial statements for the three month periods ended March 31, 2000 and 1999 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

               Three-Month period Ended March 31, 2000
       as Compared to the Three-Month Period Ended March 31, 1999.

OIL AND GAS OPERATIONS

Oil and gas revenue, about equally divided between royalties and working interest, for the three months ended March 31, 2000, was $68,266 compared to $40,196 for the quarter ending March 31, 1999. The primary cause for this increase was due primarily to the large increase in oil prices which increased almost 100% between the first quarter of 1999 and the first quarter of 2000. There was no additional production of oil. Natural gas prices were also higher, increasing approximately ten percent over the year earlier period.


	Production costs, which includes lease operating expenses and all production related taxes, for the three months ended March 31, 2000, increased significantly to $19,821 when compared to the production costs of $12,397 incurred during the quarter ended March 31, 1999. This increase was due to wells that were shut in or workovers that were postponed during the period of lower prices, being put back in production, and higher production taxes.

OTHER INCOME

	During the three month period ended March 31, 2000, the Company had other income of $1647. This was a increase from $47 in the same period in 1999. The increase was due to higher interest on larger deposits and an increase in the value of the securities held.

GENERAL AND ADMINISTRATIVE EXPENSES

	General and administrative expenses for the quarter ending March 31, 2000, were $23,862 plus rent expense of $4,800 for a total of $28,662 compared to $20,679 plus $4,800 for a total of $25,479 in the same period in 1999. The reason for this increase was primarily due to all auditing expenses for 2000 being booked in this quarter, and moving expenses for the Company. The Company expects general and administrative costs to remain stable this year.

YEAR 2,000 DISCLOSURE

	The Company incurred no significant expenditures or problems due to the year 2000 compliance.

FINANCIAL RESOURCES AND LIQUIDITY

As of March 31, 2000, the Company's current assets exceeded current liabilities by $112,127. As of December 31, 1999, the Company's current assets exceeded current liabilities by $90,697. The Company's current ratio is approximately 6:1. The Company is currently accumulating cash and liquid assets to build the current liquid accounts of the Company to the $150,000 level to prepare for a possible reverse merger of the Company.

The Company expects to continue to operate at a positive cash flow for the remainder of this year and to accumulate cash and securities.

PART II.	OTHER INFORMATION

ITEM 6(B)	REPORTS ON FORM 8-K

The registrant has filed no reports on Form 8-K for the period ending March 31, 2000.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						REGISTRANT:  CROFF ENTERPRISES, INC.


					By:
						Gerald L. Jensen
						Chief Executive Officer and Chief Financial Officer


					By:
						Beverly Licholat
						Chief Accounting Officer
Dated: 				5/12/1\2000