Form 10-Q
period 2000-06-30
CROFF ENTERPRISES INC
filed 2000-08-14
CIK 25743

1

      FORM 10-Q/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended          June 30, 2000
                                  or
[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For    the    transition    period   from   _______________    to
_____________________
Commission File Number:                     1-100

                                  CROFF ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)
            Utah                                    87-0233535
  (State or other jurisdiction of              (I.R S. Employer
incorporation or organization)                Identification No.)
     621 17th Street, Suite 830,    Denver, CO             80293
 (Address of principal executive offices)            (Zip Code)
                                        (303) 383-1555
                                -
         (Registrant's telephone number, including area code)
_________________________________________________________________
                             ______
 (Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                   _____ Yes  ______ No
                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
516,265 shares, one class only, as of June 30, 2000.
                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO  THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND  SIX
MONTHS ENDED JUNE 30, 2000 (UNAUDITED).


_________________________________________________________________

PART I.   FINANCIAL INFORMATION                   Page Number

Balance Sheets as of December 31, 1999
      and June 30, 2000                                     3, 4

Statements of Operations for the Three and
     Six Months Ended June 30, 1999 and 2000                     5

Statements of Cash Flows
     for the Six Months
     Ended June 30, 1999 and 2000                      6

Notes to Financial Statements                               7

Management's' Discussion and Analysis of Financial
          Condition      and      Results      of      Operations
7

PART II.  OTHER INFORMATION

Changes in Securities                                       9

Other Information                                      9

Exhibits and Reports on Form 8-K                            9

Signatures.                                            10
_________________________________________________________________

The condensed financial statements included herein are for the Registrant, Croff Enterprises, Inc. The financial statements for the six months ended June 30, 2000 and 1999 are unaudited; however, they reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods. All adjustments necessary to a fair representation of the financial statements are of a normal recurring nature.
                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET
                           (Unaudited)



                                               December       31,
June 30,
                                                             1999
2000

CURRENT ASSETS:
      Cash  and Cash Equivalents:                    $     57,716
$   98,654

      Marketable equity securities                          4,375
5,250
     Accounts receivable:
           Oil  and gas purchasers                         43,915
51,745

       Refundable   income  taxes                           2,500
3,950
           Total  current  assets                     $   108,506
$ 159,599

PROPERTY AND EQUIPMENT, AT COST:
     Oil & gas properties, successful efforts method:

        Proved    properties                              628,560
628,560
      Unproved  properties                                 97,102
97,102
                                          $   725,662           $
725,662
         Less     accumulated    depletion    and    depreciation
(336,006)      (357,006)

      Net  property  and  equipment                    $  389,656
$ 368,656

           Total  Assets                       $  498,162       $
528,255
                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET
                           (Unaudited)


                                               December       31,
June 30,
                                                             1999
2000

CURRENT LIABILITIES:
       Accounts   payable                          $       14,451
$      18,125

      Accrued liabilities                                   3,358
3,814

           Total  current liabilities               $      17,809
$      21,939

CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
Class A Preferred stock, no par value;
     5,000,000 shares authorized, none issue
Class B Preferred stock, no par value;
     520,000 shares authorized, (1999-2000)
      (500,659 shares for 1999 and 2000)                  350,359
350,359
     issued and outstanding

Common stock, $.10 par value 20,000,000 shares
     authorized 589,143 shares issued
        (1999   and   2000)                                58,914
58,914

Capital in excess of par value                            540,797
540,797
           Accumulated  deficit                         (386,821)
     (360,858)
                                          $  563,249            $
     589,212

Less treasury stock at cost,  62,628 shares
       (1999   and   2000)                               (82,896)
(82,896)
           Total  stockholders'  equity               $   480,353
$  506,316


           Total  liabilities & equity               $    498,162
$  528,255
                     CROFF ENTERPRISES, INC.
                     Statement of Operations

        For the Three And Six Months Ended June 30, 2000
                          (Unaudited)

                         For Three Months         For Six Months,
                         Ended                    Ended
                              6/30/99         6/30/00     6/30/99
6/30/00

Revenue:

Oil  and  gas sales             $  46,929 $  77,604 $   87,437  $
145,870
Other  income (loss)                          271             774
6            2,421
Total  revenue                 $  47,200 $  78,378  $   87,443  $
148,291

Costs and expenses:

Lease  operating expense       $    8,465     $  25,812 $  18,602
$   45,630
Depreciation  and  depletion                9,800          10,500
19,600         21,000
General  and  administrative              16,585           24,092
40,990         49,818
Interest Expense                     0          0             395
0
     Rent  Expense - Related Party          2,940           2,940
5,880            5,880
Total  costs and expenses      $  37,790 $  63,344  $   85,467  $
122,328

Net income (loss)             $    9,410     $  15,034 $    1,976
$   25,963

Net Income(loss) applicable to
     Preferred stock               $   8,000 $ 12,800           0
$  22,100

Net Income (loss) applicable to
      common  shareholder       $   1,410  $   2,234       $1,976
$    3,863
Basic and diluted net loss per
        Common    share                      *                  *
*                 .01
     * less than .01 per share

                     CROFF ENTERPRISES, INC.
                     Statement of Cash Flows

        For the Six Months ending June 30, 1999 and 2000
                           (Unaudited)


                                                  1999
2000

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net  income                                   $    1,976  $
25,963
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation and depletion                           19,600
21,000
     Change in assets and liabilities:
           (Increase)    decrease    on    accounts    receivable
(15,923)           (7,830)
             (Increase)     decrease     in     other      assets
(1,450)
            Increase     (decrease)    in    accounts     payable
1,127               3,674
           Increase    (decrease)    in    accrued    liabilities
9,768                  456
           (Increase)    decrease   in   marketable    securities
62             (875)
           Total adjustments                             $ 14,634
$        14,975
Net      cash      provided     by     operating      activities:
$ 16,610       $        40,938


CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment   of   note   payable-Union   Bank   and   Trust
(23,369)

Net           cash           used          in           financing
(23,369)

Increase             (decrease)              in              cash
(6,759)                     40,938
Cash    and    cash   equivalents   at   beginning   of    period
14,294               57,716
Cash and cash equivalents at end of period:                     $
7,535     $         98,654

                     CROFF ENTERPRISES, INC.
                  NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE AND SIX MONTH UNAUDITED
                   PERIODS ENDED JUNE 30, 2000


BASIS OF PREPARATION
     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties; including without limitation to, the following:
(i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward looking statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

            MANAGEMENT'S' DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Three-Month Period Ended June 30, 2000,
   as Compared to the Three-Month Period Ended June 30, 1999.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the three months ended June 30, 2000 was $77,604 compared to $46,929 for the quarter ending June 30, 1999. This significant increase in revenue was caused by the increase in the price of crude oil, which increased by approximately 50%, and the increase in natural gas prices, which increased by around 35%. Prices for oil increased from approximately $18 per barrel in this quarter in 1999, to around $27 per barrel, average for sweet and sour oil this year. Natural gas prices increased by approximately one dollar per MCF. There was no material increase in production and no wells were purchased.
     Production costs, which include lease operating expenses and all production related taxes, for the three months ended June 30, 2000, were significantly higher, increasing to $25,812 compared to $8,465 in the same quarter in 1999. The operating expenses increased due to much larger production taxes, based on the new higher prices, and increased workover expenses due to a larger amount of workovers on wells to improve production during a time of higher prices. Overall, operating expenses are low due to the large amount of royalty income. Depletion increased slightly.


OTHER INCOME

      During the three month period ended June 30, 2000, the Company had other income of $774 compared to $271 for the quarter ending June 30, 1999. This was due to higher interest income this year as the Company accumulated cash to restore the cash used to purchase oil and gas assets in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for the quarter ending June 30, 2000, were $24,092 plus rent expense of $2,940 for a total of $27,032 compared to $16,585, plus rent expense of $2,940, for a total of $19.525 in the same period in 1999. This increase was due to not holding an annual meeting in 1999 and higher printing costs, legal costs, and directors costs for the annual meeting in 2000. The Company expects general and administrative costs to remain stable the balance of this year.

             Six Month Period Ended June 30, 2000,
    as Compared to the Six Month Period Ended June 30, 1999.

OIL AND GAS OPERATIONS

      Oil and gas income, primarily from royalties, for the six months ending June 30, 2000, was $145,870 compared to $87,437 for the six months ended June 30, 1999. This significant increase was caused by much higher prices for oil, the price increased by approximately ten dollars a barrel and an increase in natural gas prices of approximately one dollar per MCF. Production was stable, so the increase was due to higher commodity prices. The increase in oil and natural gas prices seems to have topped out in the third quarter of 2000, so we do not expect further increases in revenues, but do expect revenue for the remainder of the year to be in line with the first six months.
     Production costs, which include lease operating expenses and all production related taxes, for the six months ended June 30, 2000, were $45,630, an increase from $18,602 during the six months ended June 30, 1999. The higher production costs were due primarily to higher production taxes which are in proportion to the higher revenue, and to higher workover costs, as wells are reworked to take advantage of the higher prices.

OTHER INCOME.

     During the six month period ended June 30, 2000, the Company had other income of $2,421, primarily from interest and dividends. During the first six months of 1999, the Company had other income of $6, from interest. The difference was due to the higher cash balances on which interest was earned in 2000, and the increase in value of securities.

GENERAL AND ADMINISTRATIVE.

      General and administrative expenses for the period ending June 30, 2000, were $49,818 plus rent expense of $5,880, for a total of $55,698, compared to $40,990 plus rent expense of $5,880 for a total of $46,870 for the six month period ending June 30, 1999. This increase was due to the annual meeting not being held in 1999, and the printing, legal and director expenses being incurred in 2000 for the annual meeting.

FINANCIAL CONDITION

      As of June 30, 2000, the Company's current assets were $159,599 and current liabilities were $21,939, giving the Company working capital of approximately $137,000 and a current ratio of 7:1. As of December 31, 1999, the Company's current assets were $108,506, and current liabilities were $17,809, giving the Company a working capital position of about $90,000, and a ratio of 6 to 1. The Company intends to accumulate cash and investments during the year 2000 to restore to the Companys' common share position the money that was utilized to buy oil and gas assets. The Companys' liquidity should continue to improve during the year 2000.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

      On June 20, 2000, the annual meeting of shareholders was held. The shareholders authorized the increase in the number of Preferred B shares authorized from 520,000 shares to 1,000,000 Preferred B shares. The Board authorized the issuance of 50,000 of these Preferred B shares to the Board of Directors to be issued upon the exercise and payment for the existing stock options on the common shares. These options had been issued originally before the Preferred B shares were authorized and while it had been intended that the options would include the Preferred B shares, the amount authorized was not sufficient to do this. Of 60,000 common and Preferred B shares available in options to the Board of Directors, 10,000 have been exercised and 50,000 remain unexercised.


ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K.

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

Date: ___________________, 2000