Form 10-Q
period 2000-09-30
CROFF ENTERPRISES INC
filed 2000-11-14
CIK 25743

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                             FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
 Exchange Act of 1934 For the period ended 	September, 30 2000

[   ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For the transition period from to
Commission File Number:	1-100

                   CROFF ENTERPRISES, INC.
         (Exact name of registrant as specified in its charter)
               Utah			            87-0233535
(State or other jurisdiction of			(I.R.S. Employer
Incorporation or organization			    Identification No.)
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding, of each of the issuer's class of common stock, as of the latest practicable date: 526,260 shares, one class only, as of September 30, 2000.
INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE
MONTH PERIODS ENDED September 30, 2000 (UNAUDITED).


PART I.  FINANCIAL INFORMATION					Page Number

Balance Sheets as of December 31, 1999
and September 30, 2000					                       		3
Statements of Operations for Three Months &
Nine Months
Ended September 30, 1999 and 2000              					5
Statements of Cash Flows
for the Nine Months
Ended September 30, 1999 and 2000              					6
Notes to Financial Statements
Management's Discussion and Analysis of Financial
Condition and Results of Operations	            				7
PART II.  OTHER INFORMATION
ITEM 2 CHANGES IN SECURITIES                  						9
ITEM 5 OTHER INFORMATION						                     10
ITEM 6 B REPORTS ON FORM 8-K	                 					11
Signatures							                                 	11


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



                          PART I:  FINANCIAL INFORMATION
                           CROFF ENTERPRISES, INC.
                                BALANCE SHEET
                                 (UNAUDITED)



                                        Dec. 31,       Sept 30,
                                         1999           2000

CURRENT ASSETS:

	Cash and Cash Equivalents:
                                        $57,716       140,246
	Marketable equity securities             4,375         6,250
	Accounts receivable:
	Oil and gas purchasers                  43,915        53,309

	Refundable income taxes                  2,500           4,297
	Total current assets                  $108,506        $204,102



PROPERTY AND EQUIPMENT, AT COST:
Oil & gas properties, successful
 efforts method:	Proved properties      628,560        628,560

        Unproved properties              97,102         97,102

                                       $725,662      $725,662
Less accumulated depletion and
depreciation                           (336,006)     (367,506)


Net property and equipment             $389,656       358,156


	Total assets                          $498,162       $562,258






                               PART I: FINANCIAL INFORMATION
                               CROFF ENTERPRISES, INC.
                                   BALANCE SHEET
                                   (UNAUDITED)







                                    Dec. 31,        Sept, 30
CURRENT LIABILITIES                   1999             2000
ACCOUNT PAYABLE                      $14,451          15,433
Accrued liabilities                    3,358           3,812


	Total current liabilities             $17,809         $19,245
ONTINGENCIES (NOTE 2)


STOCKHOLDERS' EQUITY:

Class A preferred stock, no par value;
	5,000,000 shares, none issue


Class B Preferred stock, no par value;
1,000,000 shares authorized, 500,659
shares (1999 and 2000) issued
and outstanding                          350,359         350,359


Common stock, $.10 par value,
20,000,000 shares                         58,914          58,914
authorized 589,143 shares issued

Capital in excess of par value           540,797        540,797
Accumulated deficit
                                        (386,821)      (324,106)

                                        $563,249      $625,964

Less treasury stock at cost,
62,828 shares in 1999 and
62,883 in 2000                          $(82,896)      (82,951)

Total stockholders' equity               $480,353     $543,013

Total liabilities & equity               $498,162     $562,258








                              CROFF ENTERPRISES, INC.
                               Statement of Operations

      For Three and Nine Months ended September 30, 1999 and 2000



                           For Three Month Ended    For Nine Month Ended
                           9/30/99      9/30/00      9/30/99    9/30/00
REVENUE:
Oil and gas sales         $ 58,113       91,586    $145,550      237,456
Gain on disposal
of oil and gas properties

Other income.                  406        2,399         412        4,821
Total revenue             $ 58,519       93,985     145,962     $242,277


COSTS AND EXPENSES:

Lease operating expense     15,854       23,472      36,718       69,101
Depreciation and depletion   9,800       10,500      29,400       31,500
General and administrative  18,087       20,323      56,813       70,141
Interest Expenses                0           0          395            0
Rent Expense-Related Party   2,940        2,940       8,820        8,820
 Total cost and expenses   $46,681       57,234     132,146      179,562

Net Income                 $11,839       36,751      13,816       62,715

Net Income applicable to
Preferred stock             11,433       35,794      13,404       57,894

Net-Income-applicable-to
common shareholders            406          957          412       4,821

Basic and diluted net income
per common share
                              *           *              *           .01
*Less than .01 Per share





                         CROFF ENTERPRISES, INC.
                         Statement of Cash Flows
                         For Nine Month Ended
                         September 30, 2000
                             (UNAUDITED)




                                           1999         2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                $13,816       $62,715

Adjustments to reconcile net income
to net cash	provided by operating
activities:
Depreciation and depletion                  29,400       31,500
Change in assets and liabilities:
Accounts receivable                        (16,199)      (9,394)
Other assets                                   400       (1,797)
Notes payable                              (23,369)
Accounts payable                             1,805          982
Accrued liabilities                         (4,023)         454
Marketable securities                         (313)      (1,875)

Total adjustments                         $(12,299)      19,870

Net cash provided by operating activities:  $1,517       82,585


CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/depreciation of marketable equity        0             0
securities
Sale/purchase of producing properties         0             0

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                 (55)

Exercise of Option Sale of Common Stock     10,000           0

Net cash provided by and used in
financing acct                              10,000         (55)

Increase in cash                            11,517       82,530

Cash and cash equivalents at beginning      14,294       57,716
Of period
Cash and cash equivalents at end of
period
                                           $25,811      140,246






                       CROFF ENTERPRISES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

PART I FINANCIAL INFORMATION

BASIS OF PREPARATION.

	The condensed financial statements for the three month and nine month periods ended September 30, 2000 and 1999 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             Three-Month Period Ended September 30, 2000 as Compared to the Three-Month Period Ended September 30, 1999.

OIL AND GAS OPERATIONS

	Oil and gas revenue, primarily from royalties, for the three months ended September 30, 2000, was $91,586 compared to $58,113 for the quarter ending September 30, 1999. Overall revenues were approximately fifty percent higher. This significant increase in revenue resulted from natural gas prices rising from around $2.20 an MCF one year ago to approximately $3.70 an MCF in the current quarter. Prices for oil increased from approximately $21 per barrel during the September 30, 1999 quarter, to over $30 per barrel for the quarter ending September 30, 2000.
	Production costs include lease operating expenses and all production related taxes. Comparing the three months ended September 30, 2000, with the quarter ending September 30, 1999, production costs increased from $15,854 to $23,472. The primary reason for this increase was that production taxes, which are based on the sales price of oil and natural gas, greatly increased. In addition, operators were doing less work on the wells because of lower prices during 1999, and doing more workovers in 2000. Depletion increased slightly due to additional leases.

OTHER INCOME

	During the three month period ended September 30, 2000, the Company had other income of $2,399 compared to $406 for the quarter ending September 30, 1999. This was a due to higher interest income in the current year as the Company built up cash.

GENERAL AND ADMINISTRATIVE EXPENSES

	General and administrative expenses for the current quarter ending September 30, 2000, were $20,323 plus rent expense of $2,940 for a total of $23,263 compared to $18,087 plus rent expense of $2,940 for a total of $21,027 in the quarter ending September 30, 1999. This increase was due to costs of the annual meeting, review fees to auditors, and higher fees to the transfer agent. The Company expects general and administrative costs to increase moderately this year.

          Nine-Month Period Ended September 30, 2000
as Compared to the Nine-Month Period Ended September 30, 1999

OIL AND GAS OPERATIONS

	Oil and gas income, primarily from royalties, for the nine months ending September 30, 2000, was $237,456 compared to $145,550 for the nine months ended September 30, 1999. This significant increase was due to oil prices rising from approximately $20 per barrel to approximately $29 per barrel, and natural gas prices increasing from just over $2.20 per MCF to approximately $3.70 per MCF. Production increased slightly due to wells being put on line and workovers increasing production.

	Production costs, which include lease operating expenses and all production, related taxes, for the nine months ended September 30, 2000, were $69,101 as compared to $36,718 in the first nine months of 1999. This was due primarily to much higher production taxes, which are levied as a percentage of the revenues paid for oil and natural gas. The other factor was the increase in workovers on wells as better prices encouraged more oilfield activity.

OTHER INCOME

	During the nine month period ended June 30, 2000, the Company had other income of $4,821, from interest and dividends. During the first nine months of 1999, the Company had other income of only $412 since cash reserves were low and consequently, interest was also low. Despite higher prices, the Company has not yet seen any new leasing on its perpetual mineral interests, which would result in lease bonus income.

GENERAL AND ADMINISTRATIVE

	General and administrative expenses for the nine month period ending September 30, 2000, were $70,141 plus rent expense of $8,820, for a total of $78,961, compared to $56,813 plus rent expense of $8,820 for a total of $65,633 for the nine month period ending September 30, 1999. This increase was due to higher charges from the transfer agent, costs of the annual meeting, and review fees to the auditors.

FINANCIAL CONDITION

	As of September 30, 2000, the Company's current assets were $204,102 while current liabilities were $19,245, providing working capital of $185,000, and a ratio of over 10 to 1. As of December 31, 1999 the Company's current assets were $108,506, and current liabilities were $17,809, giving the Company a working capital position of about $90,000, and a ratio of 6 to 1. This increase was due to the strong cash flow the Company has received this year. The Company has no current bank debt.
The current excellent energy prices have increased the Company's cash flow. The Company expects in the fourth quarter, 2000 to have accumulated all of the cash necessary to repay the common stock for the money borrowed in 1998 to purchase producing leases. At this time the Company may resume purchasing oil and natural gas interests which benefit the Preferred B shareholders.

PART II.	OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

	For the last several years the Company has conducted a clearinghouse where it brings together buyers and sellers of its Preferred B stock, which is not otherwise publicly traded. This year the clearinghouse traded almost 7,000 shares of the Preferred B stock at a price of $1.05 per share. The Company is currently working on putting this clearinghouse on the Internet, which would allow the clearinghouse to be conducted on the Internet on a year round basis.


ITEM 6(B)	REPORTS ON FORM 8-K

	The registrant has filed no reports on Form 8-K for the period ending September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:  CROFF ENTERPRISES, INC.


By:
Gerald L. Jensen
Chief Executive Officer and Chief Financial Officer


By:
Beverly Licholat
Chief Accounting Officer
Dated: