Form 10-K
period 2000-12-31
CROFF ENTERPRISES INC
filed 2001-03-30
CIK 25743

1
                            FORM 10K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
MARK ONE

     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               OR
                TRANSITION REPORT pursuant to section 13 or 15(d) of
               the Securities Exchange Act of 1934


     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                  COMMISSION FILE NUMBER: 1-100

                   CROFF ENTERPRISES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
      STATE OF INCORPORATION             IRS FEDERAL INDENTICATION NUMBER
          UTAH                              87-0233535
                    621 17TH STREET
                    SUITE 830
                    DENVER, COLORADO         80293
                    ADDRESS OF PRINCIPAL    ZIP CODE
                    EXECUTIVE OFFICES

Registrant's telephone number, including area code:303)383-1555

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
          Title of each class          which registered
          Common-$0.10 Par Value              None

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

As of March 1, 2001, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $301,265.

As of March 1, 2001, the Registrant had outstanding 526,265 shares of common stock ($0.10 par value)
                        TABLE OF CONTENTS

PART I
                                                          Page
ITEM 1 BUSINESS                                              3

ITEM 2 PROPERTIES                                            7

ITEM 3 LEGAL PROCEEDINGS...                                  ..13

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS  ..13

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY                .14

ITEM 6 SELECTED FINANCIAL DATA                               16

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS              ..16

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA          ..19

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURES               19

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  .19

ITEM 11 EXECUTIVE COMPENSATION                             ..20

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT                                     ..22

ITEM 13 CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS       .23

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
        REPORTS ON FORM 8-K                                 .24

        SIGNATURES                                           25

        FINANCIAL STATEMENTS                                 26
ITEM 1.   BUSINESS

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties; including without limitation to,the following:
(i)the Company's plans, strategies,objectives,expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory(iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward-looking statements.

     (a)  Description of Business

      Croff Enterprises, Inc. (formerly Croff Oil Company)and hereafter"Croff" or "the Company, was incorporated in Utah in 1907 as Croff Mining Company. The Company changed its name to Croff Oil Company in 1952,and in 1996 changed its name to Croff Enterprises,Inc. The Company, however, continues to operate its oil and gas properties as Croff Oil Company. The principal office of the Company is located at 621 17th Street, Suite 830, Denver,Colorado 80293. The telephone number is (303) 383-1555.

      Croff is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company also acquires, owns,and sells, producing and non-producing leases and perpetual mineral interests. Over the past ten years, Croff's primary source of revenue has been oil and gas production from leases and producing mineral interests. Croff participates as a working interestowner in approximately
42 wells.  Croff holds small royalty interests in over 200 wells.

      Croff primarily accumulated cash in the year 2000,but did invest about $28,000 for a 5% working interest in a test well in Leflore County, Oklahoma, in January 2001. Croff did not buy any new production in 1999 as it had made significant purchases in 1998 and was repaying debt incurred to pay for those purchases. In 1998, Croff purchased working interests in six natural gas wells in the State of Oklahoma. These wells now provide the largest source of revenue to Croff from any single operating company. In 1997, Croff purchased working interests in three gas wells in Michigan, a gas well in Colorado, and an oil well in
Texas.   All of the wells from which Croff receives revenues are
operated by other companies and Croff has no control over the factors which determine royalty or working interest revenues such as markets, prices and rates of production.

     In 1995, Croff purchased a two percent interest in a mortgage note secured by an equal interest in an Indiana Coal
Mine.   This venture failed when the utility canceled the coal
contract,and after a partial recovery, Croff wrote off the balance of this investment in 1999. In 1997, the Company leased several tracts of its perpetual mineral interests in Northeast
Utah as drilling activity increased.   Drilling and leasing
activity nearly ceased on the Company's properties in 1998 and 1999 as oil and natural gas prices dropped. In late 2000,the Company again leased a tract of its' perpetual mineral interests.

      Please see Item2, Properties, for charts showing the Company's sales, production and cost of production of Oil and Natural Gas.

      Croff has one part-time employee, the President, and  two
Assistant Secretaries,who work for the Company as part of its contracted office space arrangement described in Item 13.

     (b)  Current Activities

      In the year 2000, the Company's policy was to accumulate cash from its existing producing wells in order to repay monies that had been borrowed from the common stock cash position and used for the benefit of Preferred B shareholders to purchase certain gas wells in 1998. Therefore, the Company did not actively pursue purchasing new properties in the year 2000. The Company did participate in the work over of several wells, and in December,2000, after the cash reserves had been restored,the Company participated as a 5% working interest owner in a new well drilled by Chesapeake Energy in Leflore County, Oklahoma. This well was completed,but has not established commercial
production.   In 2000, the Company continued to actively search
for acquisitions or a possible merger partner.

      In 1999 the Company did not purchase any new properties as it paid off debt and replenished its cash reserves. In 1998, the Company purchased six gas wells located in Oklahoma. The Company spent $208,000, primarily from its cash reserves, to buy these working interests. While the wells occasionally produce oil or condensate, these wells are primarily natural gas wells. Because of the low prices of oil and natural gas through mid-1999, the effect of this greater production to the Company was offset by
low prices.   Currently the Company's natural gas and oil
production is the largest it ever has been, and the Company produced the highest revenues in its recent history.

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

      The Preferred B shares are not publicly traded, but are bought and sold by shareholders privately. The Company provides, each year, a clearinghouse to assist shareholders wishing to trade Preferred B shares. Any shareholder or any outsider is able to bid and ask for the Preferred B shares of the Company. This process first took place in January and February of 1997, again in 1998, and 1999. In 1997, the sale of the Preferred B shares were closed at prices ranging from $.75 to $.90 per share. In 1998, the average price was approximately $1.00 per share. In 1997, approximately 13,500 shares were traded, and in 1998 approximately 30,000 were traded. In 1999, the clearinghouse was postponed until after the 1999 10-K was mailed to shareholders,
but  resulted  in 7,370 shares traded at $1.05 per share.   This
system provides some liquidity to the Preferred B shareholders, and the Clearinghouse is paid for by the Company without charge or commission to the shareholders.

     The  Board has adopted a policy of seeking a reverse  merger partner which would involve merging a larger private company with
Croff.   The Board intends to continue to search for a  potential
acquisition or possible merger partner.

     (c)  Major Customers

      Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1998, 1999 and 2000:

                                             1998      1999    2000
     Oil and natural gas:
Coastal  Production  Company                  13.9%    10.0%   11.0%
Burlington Resources Oil and Gas Company      10.4%    13.2%   13.2%
Jenex    Petroleum   Corp.                    21%     26.9%    28.9%

     (d)  Financial Information About Industry Segments

      The Company's operations presently consist of oil and gas production. During previous years the Company has generated revenues through the purchase and resale of oil and gas leasehold interests, however, no significant revenues were generated from this source for the last five years. Further information concerning the results of the Company's operations in this one industry segment can be found in the Financial Statements.
      The following chart shows the Company's production of oil and natural gas by State:

           STATE GEOGRAPHIC DISTRIBUTION OF PRODUCTION
                                Oil            Natural Gas
         State            BBLS Produced       MCF Produced

     Alabama                   --                  411
     Colorado                 170                 4087
     Michigan                   2                 7083
     Montana                  269                   --
     New Mexico                --                16078
     North                    744                  224
     Dakota
     Oklahoma                 712                31109
     Texas                      8                 2320
     Utah                    2061                 4733
     Wyoming                  934                 5455

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

      As indicated above, the Company does not have any direct control over or responsibility for insuring compliance with such environmental or employee regulations as they primarily pertain to the operator of oil and gas wells and leases. In no instances does the Company act as the operator of the oil and gas wells from which it receives revenues. The effect of a violation by an Operator of a well in which the Company had a working interest would be that the Company may incur its pro-rata share of the cost of the violation.

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

      In 2000, the Company expected an increase in leasing of its perpetual mineral interests as the price of oil and natural gas increased. This was not the case. The Company had no new requests for leasing its minerals until December 2000. In December 2000 the Company leased approximately 50 acres of its gross mineral interests in Duchesne County, Utah. There was also increased production from the Company's perpetual mineral interests in San Juan County, New Mexico, as in field drilling continued on the coal bed methane gas. The Company also received revenues which had been suspensed, from the Company's holdings in La Plata County, Colorado. These leases were part of a group of patented mineral rights being challenged by the Colorado Ute Indian Tribe as being invalid because they were in an Indian reservation. This lawsuit eventually reached the US Supreme
Court where the Court ruled in favor of the holders of the mineral interests. Upon this decision, Amoco released suspensed royalties to numerous companies, among them Croff Oil Company. The Company expects that its leasing should increase in the year 2001.

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

      After a period of approximately four years in which there was minimal leasing, the Company entered into four leases on acreage in Duchesne County, Utah, in 1997. This generated several thousand dollars in lease bonus revenue and new production on some of the acreage.

      The Companies revenues from oil and natural gas royalties increased materially in the year 2000. This increase was due to the substantial increase in the price of oil and natural gas. Actual production of natural gas only increased slightly, primarily in San Juan County, New Mexico. Almost the entire increase in the oil and gas revenues was due to higher prices and not increased production. Oil and gas revenues reached over $3687,000 in the year 2000, compared to $214,000 in 1999 and
$194,000 in 1998.

     As of December 31, 1999, the Company was receiving royalties from approximately 200 producing wells in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah. Because of the drastic drop in oil prices in 1998, there were only three wells drilled. Royalties also were received from scattered interests in Wyoming, Colorado, New Mexico, Alabama, and Texas. Natural gas royalty income increased from 1997, to 1999 with increased gas  sales  from royalties on coal bed methane gas  in  San  Juan
County,  New  Mexico, and La Plata County, Colorado.   Royalty
income is contingent upon market demand, prices, producing capacity, rate of production, and taxes, none of which are in the control of the Company.

      The most important factor to the Company's revenue and profit, is the price of oil and natural gas. Posted prices of oil dropped drastically during the period from late 1997 through mid-1999. Natural Gas prices were only about two-thirds of the 1997 price during 1998 and 1999. Most onshore U.S. production is uneconomic at these prices, so oil exploration in the continental U.S. was almost shut down. Drilling Activity is expected to expand in 2001. Currently Croff's prices are over $25 a barrel for oil and over $4.00 an MCF for natural gas. Because much of Croff's natural gas is in the Rocky Mountains and Oklahoma, Croff's average price for natural gas is not as high as gas producers in Texas and the Gulf area receive.

Oil and Gas Working Interests

      In 2000, the Company received more than half of its total oil and natural gas revenues from working interests, for the first time. The Company has sought to increase its production of oil and natural gas through the purchase of producing leases. The Company has found, in general, that it is able to purchase working interests at a more reasonable price than royalty interests. A working interest requires the owner to pay its proportionate share of the costs of producing the well, while a royalty is paid out of the revenues without a deduction for the operating costs of the well. When oil or natural gas prices drop, the proportion of the revenues going to pay the expense of operating the well increases, and when oil and natural gas prices are rising, expenses decrease as a percentage of total revenues. The Company did not purchase any material working interest in the year 2000, except for its participation as a five percent owner in a well in Leflore County, Oklahoma. The Company purchased minor interests in existing wells, which did not significantly increase revenue. The Company intends to purchase working interests in oil and natural gas wells in the year 2001. The
Companies purchase of working interests are intended to offset the normal decline of the Companies current oil and natural gas wells and, hopefully, increase its production over time.

      In  1999,  the  Company realized its  largest  natural  gas revenues from the working interests in six Oklahoma natural gas wells it purchased in 1998. These wells are primarily natural gas, but occasionally produce oil. The Company paid the sum of $208,000 for minority working interests in the following leases. Two wells in Woodward County, Oklahoma; a 13% working interest in the Harper #1 and a 16% working interest in the Miller well. One well in Caddo County, Oklahoma; a 22% working interest in the Fannie Brown well. In Kingfisher County, Oklahoma, there were two wells; a 30% working interest in the Dickerson and a 43% working interest in the Mueggenborg. The sixth well, in LeFlore County, Oklahoma, is a 32% working interest in the Duncan well.

     These wells were purchased from St. James Oil Company, which is owned by the brother of the President of Croff. Jenex Operating Company, which was owned one half by St. James Oil Ltd. was sold to Jenco Petroleum which is owned by Gerald Jensen, the President of Croff, in a separate transaction. Jenex Operating Company is the operator of the wells, and agreed to provide a credit of $150 per month per well against the operating expenses of these wells as a condition of purchase. The Dickerson and Mueggenborg sell natural gas through Conoco, and the Harper and Miller sell gas through Oneok, Inc. The Fanny Brown sells its gas to Pan Energy Services, Inc., and the Duncan to AOG. The Company did not purchase any new working interests in oil and gas wells in 1999, because of low prices reducing cash flow, and this large purchase in 1998.

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

      The  Company  participated as a five percent  (5%)  working interest  owner  in  the  drilling of a well  in  Leflore  County
Oklahoma,  on  acreage  current  held  by  production  from   the
Company's Duncan well, in December, 2000.

      Except for purchasing a small interest in the drilling of one well in 1991, one well in 1995, one well in 1997, and one well in 2000, the Company has not engaged in drilling activity. The Company has participated, in the last five years, in the reworking of four existing wells, three in Utah and one in North Dakota. The Company generally participates in new wells drilled by other operators as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells.

ESTIMATED PROVED RESERVES,
FUTURE NET REVENUES AND PRESENT VALUES

      The Company's interests in proved developed and undeveloped oil and gas properties have been evaluated by management for the fiscal years ending December 31, 2000, 1999, and 1998. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's estimate of proved oil and gas reserves at December 31, 2000, 1999, and 1998.

Reserve Category

As      Proved Developed     Proved Undeveloped          Total
of
12/3   Oil        Gas       Oil         Gas        Oil        Gas
1     (Bbls)     (Mcf)     (Bbls)     (Mcf)      (Bbls)     (Mcf)

1998    36,686    410,651    12,612     13,423     49,298    424,074

1999    30,944    473,728    10,640     11,323     41,584    485,051

2000    31,099    460,124     9,045      9,625     40,144    469,749


      The estimated future net reserves (using adjusted December 31 prices and costs for each respective year),and the present value of future revenues (discounted at 10%); for the company's proved developed and proved undeveloped oil and gas reserves, for the years ended December 31, 1998, 1999,and 2000 are summarized as follows:


              Proved Developed     Proved Undeveloped    Total

                 Present             Present             Present
                 Value    Future     Value of            Value
As    Future     Future   Net        Future    Future    of
of    Net        Net      Revenue    Net       Net       future
12/31 Revenue    Revenue             Revenue   Revenue   Net
                                                         Revenue

1998  $892,795  $579,423   $147,038   $95,428 $1,039,832 $674,851

1999  $1,170,62 $759,735   $178,508  $115,852 $1,349,133 $875,587

2000  $1,867,09 $1,113,293 $205,698  $127,986 $2,072,789 $1,241,279


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

      Since December 31, 1999, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.

Oil and Gas Acreage

     During the last five fiscal years, the Company decreased its holdings in undeveloped oil and gas leases and generally increased its holdings in developed oil and gas leases. The Company increased its acreage position in 1998, but its holdings have remained relatively static during the fiscal years ending December 31, 1999, and 2000.

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

COMPANY'S INTEREST IN PRODUCTIVE WELLS
(Gross and Net)

       The following table shows the Company's interest in productive wells as of December 31, 2000.

               Oil Wells (1)            Gas Wells (2)
               Gross      Net           Gross       Net

               208       1.81          42          2.1

(1)    Primarily  located  in  the  Bluebell-Altamont  field   in
Northeastern  Utah.   These  wells  include  some   natural   gas
production, but are primarily oil wells.

(2)   Primarily  located  in  Rio Blanco  and  LaPlata  Counties,
Colorado, Beaver, Woodward and Kingfisher Counties, Oklahoma, San
Juan  County,  New  Mexico,  Otsego  County,  Michigan,  Campbell
County, Wyoming, and Duchesne County, Utah.



HISTORICAL PRODUCTION TO COMPANY

      The following table shows approximate net production to the Company of crude oil and natural gas for the years ended December 31,1998, 1999, and 2000:
                                   Crude Oil      Natural Gas
                                    (Barrels)      (Thousands  of
Cubic Feet)

Year Ended December 31, 1998:      5,278          65,673
Year Ended December 31, 1999:      4,610          74,300
Year Ended December 31, 2000:      4,909          71,487

      Croff has no delivery commitments with respect to the above production of oil and natural gas, since Croff is not the operator, but allows the operator to contract for delivery. The Company is unaware of the circumstances of any delivery commitments on royalty wells.

AVERAGE SALES PRICE AND COSTS BY GEOGRAPHIC AREA

      The following table shows the approximate average sales price per barrel (oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues for 1998, 1999, and 2000.

                                              1998   1999      2000

Average sales price per bbl of oil            $11.74 $16.65   $27.73
Average production  cost  per  bbl            $ 5.57 $ 5.82   $ 6.59
Average sales price per Mcf of natural gas    $ 1.81 $ 1.95   $ 3.27
Average production cost per Mcf of natural gas$  .61 $  .53   $  .83

     The average production cost for oil increased in 2000 due to higher taxes on oil wells when compared to 1999, because of higher oil prices.
The average production cost for oil was higher in 1999, when compared to 1998, $5.82 per barrel in 1999 and $5.57 per barrel in 1998. Production costs per barrel of oil increased due to an increase in the price of oil which increased the amount of production taxes and higher prices for goods and services in the oilfield.

      The average production cost for natural gas increased in 2000 due to higher production taxes because of much higher natural gas prices. To a lesser extent, the costs of goods and services in the oilfield also increased.

     The average production cost for natural gas dropped in 1999, due in part to more royalty gas from San Juan County, New Mexico.
The cost of production for natural gas was $.83 in 2000, $ .53 in 1999, and $ .61 in 1998.

      The Company's oil and gas operations are conducted by the Company from its corporate headquarters in Denver, Colorado.

Mining Interests

The Company currently has no mining operations on its perpetual mineral interests.

Corporate Offices and Employees

      The corporate offices are located at 621 17th Street, Suite 830, Denver, Colorado 80293. The Company is not a party to any lease, but during 2000 paid $1,600 per month to Jenex Petroleum Corporation, which is owned by the Company's president, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services were approximately $20,000 per year for the last five years. Beginning in 2001, the fee increased to $2,000 per month. The Board, with the President abstaining, voted to continue this arrangement at the higher price on a month-to-month basis. The Company believes this arrangement is below true market rate for equivalent facilities and services.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 20, 2000, the annual meeting of shareholders was held. The shareholders authorized an increase in the number of Preferred B shares authorized from 520,000 shares to 1,000,000 Preferred B shares. The Board authorized the issuance of 60,000 of these Preferred B shares to the Board of Directors to be issued upon the exercise and payment for the existing stock warrants on the common shares. These warrants had been issued originally before the Preferred B shares were authorized and while it had been intended that the warrants would include the Preferred B shares, the amount authorized was not sufficient to do this. Of 60,000 common and Preferred B shares available in warrants to the Board of Directors, 10,000 have been exercised and 50,000 remain unexercised. The shareholders also elected the five board members listed under Item 10, and ratified Causey, Demgen and Moore as auditors of the Company.

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED
          STOCKHOLDER MATTERS

     On February 28, 1996, the shareholders approved the issuance of the Preferred B stock to be issued to each common shareholder on the basis of one share Preferred B for each share of common stock. The Company in the fourth quarter of 1996 issued all of the Preferred Shares and delivered the Preferred B shares to each of the shareholders for which it had a current address. The Preferred B shares have an extremely limited market, but are traded through a clearinghouse held by the Company from December through February of each year, until 2000 and 2001, when the clearinghouse was and will, be held in May and June. The Company established a bid and ask format, whereby any shareholder could submit a bid or ask price for each Preferred B share. During the first bid and ask period in 1997, bids of $.75 were received and asked prices of $.75 and $.90 were received, and 13,365 Preferred B shares were traded at $.75 or $.90. In 1998, the bid prices received were $.90-$1.00 and approximately 31,110 shares were traded at this price. In 1999, only 550 shares were traded. In 2000, the Company traded 7,370 shares at a price of $1.05 per share. The Company is acting as its own transfer agent, with respect to these Preferred B shares only. The clearinghouse for 2001 will be held in May and June, after which the Company intends to establish a bid and ask market full time on the Internet at www.croff.com.

     In November 1991, the Common Stock was reversed split, 1:10, and a trading range of approximately $1.00 bid to $1.10 was established and prevailed for approximately four years. A few transactions were conducted in the pink sheets, but the stock was not listed on any exchange and did not qualify to be listed on the NASDAQ small cap exchange. Therefore, there has been almost no trading in the Company's securities during the last five years. The Company has purchased common stock on an unsolicited basis during this period at a price of $.80 to $1.20 per common share and certain limited transactions known to the Company were traded within this same range. The chart below shows the limited trading of which the Company is aware during the last three years.

     The trading range for 2000 is shown for Preferred shares and common shares as a guide to the shareholders as to what transactions have either taken place or of which the Company is aware of the bid or ask price. One of the principal reasons for issuance of the Preferred B shares, was to attempt to use the common shares of the Company to grow the Company to a size whereby an active trading market will develop.
           COMMON SHARES - 526,315 SHARES OUTSTANDING
      (The following data is generated solely from private
       transactions or internal purchases by the Company)

BID RANGE
          Calendar Quarter                   Bid       Asked

        1998: First Quarter                  $.65       $.75
          Second Quarter                     $.65       $.75
          Third Quarter                      $.65       $.75
          Fourth Quarter                     $.75       $.85
        1999: First Quarter                  $.75       $.85
          Second Quarter                     $.95       $1.00
          Third Quarter                      $.75       $.90
          Fourth Quarter                     $.65       $.80
        2000: First Quarter                  $.90       $1.00
          Second Quarter                     $.90       $1.00
          Third Quarter                      $.90       $1.00
          Fourth Quarter                     $.90       $1.00

Only a few transactions resulting in the transfer of stock took place in 1998, 1999 or 2000. In 2000, the Company repurchased less than 1,000 shares at the request of estates or widows at a price of $1.00.

(1) The restricted Preferred B shares were first issued in 1996, and trade in a Company sponsored clearinghouse each year. The 1998 and subsequent prices subsequent reflect the common share price to which the Preferred B price must be added to compare earlier periods. The last traded price for the Preferred B shares was $1.05.

      As  of  December  31, 2000, there were approximately  1,100 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

PREFERRED "B" SHARES- 500,659 SHARES OUTSTANDING

BID RANGE
          Calendar Quarter                   Bid       Asked

     1998: First  Quarter                    $.90     $1.00
           Second Quarter              No Trading     No Trading
           Third Quarter               NO Trading     No Trading
           Fourth Quarter                    $.85      $.90
     1999: First  Quarter                    $.85      $.90
           Second Quarter              No Trading     NO Trading
           Third Quarter               No Trading     No Trading
           Fourth Quarter              No Trading     No Trading
     2000: First  Quarter              No Trading     No Trading
           Second Quarter                    $1.05    $1.05
           Third Quarter                     $1.05    $1.05
           Fourth Quarter                    $1.05    $1.05

ITEM 6.   SELECTED FINANCIAL DATA

Fiscal Year Ended December 31:

                       1996      1997     1998   1999       2000

REVENUE DATA
Operations
   Oil  and  Gas    $216,870  $193.099   $193,971 $214,190 $368,022
  Other Revenues    $ 27,181  $ 14,790   $  4,417 $  4,115 $  1,347
Expenses            $170,258  $220.627   $213,970 $205,857 $237,701
   Net Income<loss> $ 73,793  $(12,738)  $(15,582)$ 12,430 $131,668
   Per Common Share $.14      $  .12)    $ (.01)  $ *      $  .01
Working capital     $226,367  $205,339   $  1,866 $ 90,697 $273,295
Dividends per share NONE      NONE       NONE      NONE      NONE
* - Less than .01 per share

BALANCE SHEET
Total assets        $515,704   $504,875   $508,847 $498,162 $628,172
Long-term debt**    --          --         --       --        --
Stockholders'equity $510,880   $497,892   $458,123 $480,353 $611,966

** - There were no long term obligations from 1996-2000.

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

Results of Operations

      Oil and natural gas sales in 2000 were $368,022 compared to $214,190 in 1999. The major factor in this increase in revenue was the higher prices for oil and natural gas. The average sale price of oil in 2000 for the Company was $27.73 compared to $16.65 in 1999. The average sale price of natural gas in 2000 was $3.27 per MMBTU, compared to $1.95 per MMBTU in 1999. This material increase in price resulted in the higher revenues and the higher profits for the Company. Actual production of oil in 2000 was approximately equal to that of 1999 while actual production of natural gas showed a slight decrease.

Oil and gas sales in 1999 were $214,190 compared to $193,971 in 1998. This increase was due to a full year of natural gas production from the working interests purchased in Oklahoma in 1998. A second factor resulting in this increase was the higher prices for oil and natural gas which began in the second quarter of 1999 and increased through the fourth quarter of 1999. The average prices in the fourth quarter of 1999 were almost double the oil prices received in the first quarter of 1999. The natural gas prices increased moderately by approximately $ 0.50 per MCF during the year. The significant increase in oil and natural gas sales occurred during the latter half of 1999.

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

      Lease operating expenses and production taxes increased significantly in 2000, to $87,921 compared to $66,532 in 1999. Most of this increase was due to the increase in production taxes, which are based upon a percentage of total revenues.
Theses taxes, generally known as severance taxes, increased proportionally with the revenues. In addition, after the period of lower oil prices in 1998 and 1999, there were more workovers and reworks on existing wells in the year 2000 than during the previous two years.

     Lease operating expenses and production taxes decreased slightly from $68,981 in 1998 to $66,532 in 1999. Because of the low oil and gas prices there were no significant work-overs in 1999. However, during the latter half of 1999 production taxes increased significantly as the price of oil approximately doubled from the first quarter of 1999 to the final quarter of 1999. Thus, while there was some increase in the average cost of taxes in 1999, this was more than offset by the shut-in production during the first part of the year and the lower level of work-overs and maintenance on wells due to the low prices.

      Operating expenses increased significantly in 1998, when compared to 1997, due principally to two factors. The First was due to the purchase of six new wells in Oklahoma. Due to these new wells, depletion and depreciation almost doubled, from $21,108 in 1997, to $39,577 in 1998. The cost of operating these wells was also high, with production taxes and operating cost increases almost $30,000 from the six new wells, which was offset somewhat by the operating expense rebate on these six wells. The remaining operating cost increases came from an increase in workover expenses, which were higher in 1998 than in 1997.

      General and administrative expenses increased to $86,745 in 2000 from $68,264 in 1999. This increase was due to the Company holding an annual meeting in 2000, which it did not do in 1999. These expenses primarily relate to the cost of the proxy and annual meeting. In addition the Company expended additional monies for legal work in order to qualify the Company to go on the NASDQ bulletin board market. In 2000 the Company also paid the Company's contribution to the President's retirement account, which had been deferred in 1999 due to low prices. Other income increased in 2000 to $6,970 from $1,552 in 1999. This was due to additional interest earned from the Company's larger accumulated cash position.

General and administrative expenses decreased in 1999 from $75,467 in 1998 to $68,264 in 1999. This decrease was due to not holding an annual meeting in 1999. These expenses increased in the year 2000 as the annual report and annual meeting were held. Other income decreased in 1999, due to lower interest income received in 1999 and no leasing income. Lease bonus income was flat for both years as leasing activity essentially ceased during 1998 and 1999.

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

Capital Resources and Liquidity

      At December 31, 2000, the Company's current assets totaled $289,501 compared to current liabilities of $16,206. At December 31,1999, the Company's current assets totaled $108,506 compared to current liabilities of $17,809. This results in the Company having a current asset to current liabilities ratio of approximately 18:1. This increase in the Company's working capital position was due to the Boards decision to accumulate cash to repay the money in the Company's general account for the benefit of the common shareholders. These monies were spent in 1998 to purchase oil and gas assets for the benefit of the Preferred B shareholders. In 2001, the Company intends to resume purchasing oil and natural gas leases rather than continue to accumulate cash. However this may be modified if oil and natural properties are too high priced to be purchased using the Company's criteria. The Company has no current bank or other debt.

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

      Because the Company's revenues are based primarily  on  the commodity price of oil and natural gas, and, because the  Company
does   not   have  significant  operating  expenses,   inflation,
generally, is favorable to the Company.

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

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officer and Significant Employees.

      The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H. Mandel, Edwin W. Peiker, and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The following is provided with respect to each officer and director of the Company as of March 1, 2001.

GERALD L. JENSEN, 61, PRESIDENT AND DIRECTOR
President of Croff Oil Company since October 1985. Mr. Jensen has been an officer and director of Jenex Petroleum Corporation, a private oil and gas company for over ten years, and an officer and director of other Jenex companies. In 2000, Mr. Jensen became Chairman of Provisor Capital Inc., a private finance company. Mr. Jensen was a director of Pyro Energy Corp., a public company (N.Y.S.E.) engaged in coal production and oil and gas, from 1978 until the Company was sold in 1989. Mr. Jensen is also an owner of private real estate development, and oil and gas companies.

RICHARD H. MANDEL, JR., 71, DIRECTOR
Mr.  Mandel has been a director of Croff Enterprises, Inc.  since
1986.
Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and gas producing company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado.

DILWORTH A. NEBEKER, 60, DIRECTOR
Mr. Nebeker served as President of Croff from September 2, 1983 to June 24, 1985, and has been a director of Croff since December 1981. He has been a lawyer in private practice for the past ten years. Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.

EDWIN W. PEIKER, JR., 69, DIRECTOR AND SECRETARY
Mr. Peiker was President of Royal Gold, Inc., from 1988 through 1991, and continues to be a director. Since 1986, Mr. Peiker has been a Vice President and Director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities. Prior thereto he was involved in private investments in oil and gas exploration and production. Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983.

JULIAN D. JENSEN, 53, DIRECTOR
Mr. Jensen is the brother of the Company's president and has served as legal counsel to the Company for the past eight years. Mr. Jensen has practiced law, primarily in the areas of corporate and securities law, in Salt Lake City, Utah, since 1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin, Carman, Dibb & Jackson, which acts as legal counsel for the Company.

      The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company.

ITEM 11   EXECUTIVE COMPENSATION

Remuneration

      During the fiscal year ended December 31, 1999, there were no officers, employees or directors whose total cash or other remuneration exceeded $80,000.

Summary Compensation Table
2000 Compensation  Gerald  L.  Jensen,  President.  (No   other
executive salaries)
                                                      Long   Term
                                                       Compensation
                    Annual Compensation     Awards
                  Payouts


Name and Prin,. Yr.Salary Bonus Other Restricted Number  Long   All
Position                        Annual Stock     Shares  Term   Other
                                Comp   Awards    Covered Incet .Cpmp.
                                                 by      Plan
                                                 Option  Payout
                                                 Grant
Gerald L.      2000 $54,000 $0   $0   $21,000(2)  20,000   $0   1,620(1)
Jensen                                            Pfd. B
President and
Chairman
Gerald L.      1999 $51,000 $0  $0     $0        $0       $0
Jensen
President and
Chairman
Gerald L.      1998 $52,000 $0  $0     $0       $0      $0    $1,620(1)
Jensen
President and
Chairman

(1)  Company IRA Contribution
(2) The preferred B warrants were added to existing common warrants in 1996.

Gerald L. Jensen is employed part time as the President and C.E.O. of Croff Enterprises, Inc.

      Directors, excluding the President, are not paid a set salary by the Company, but are paid $350 for each half-day board meeting and $500 for each full-day board meeting.
Proposed Remuneration:

      During the current fiscal year, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $500 for a full day meeting.

      Based on the proposed remuneration, for the fiscal year ending December 31, 2001, no officer or director shall receive total cash remuneration in excess of $60,000.

Options, Warrants or Rights

     Directors were authorized and issued stock warrants in 1991, that essentially provide each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant is for 20,000 shares. The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. The warrants were again extended for two years to expire December 31, 2001. In 1996, the warrants were modified to include an equal number of Preferred B shares for each common share grantor. During 1999, warrants to purchase 10,000 shares were exercised. In 2000 no warrants were exercised.

      The chart below sets out the terms and value of the above warrants to all officers and directors, none of which have been exercised.

Officers and Directors Warrants and Compensation (2000)

Preferred B share warrants:

                 Warrant  Termination  Exercise Current  Director
                 to                             Value    Compensation
                 Buy      Date      Price     (Estimate)1)(2)
                10,000
Directors   each shares   12/31/01  $ 0    $ 10,500     (See chart
Excluding                                                 below)
President):
President:     20,000     12/31/01  $ 0    $ 21,000     (See chart
               Shares                                      below)

(1)Director's Preferred B share cost of $1 per common share includes a Preferred B share so this cost is shown under common share option, as is Director's pay.

Common Share warrants:

              Warrant  Termination  Exercise  Current     Director
              to       Date          Price    Value      Compensation
              Buy                             (Estimate)
                                                 (1)         (2)


Directors each 10,000  12/31/01       $1.00   $  0       $  1,050
(Excluding     Shares
President):

President:      20,000  12/31/01      $1.00   $  0       $ 53,625
                Shares

(1)Based on a current share price of $1.05 for Preferred B shares and $1.00 for common shares for a total estimated value of $2.05, over option price of $1.00 per share. There is no market for the warrants and an extremely limited market for both common and Preferred B shares.
(2)Director compensation based on holding three one half day meetings per year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

(b)    Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      The following table sets forth the beneficial ownership of Common stock of the Company as of December 31, 2000, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.

                 Shares of     Percentage of    Shares of    Percentage
                 Common Stock  Class of Common  Perferred B  of Class B
                 Owned         Common           Stock Owned  Perferred
                 Beneficially  Stock            Beneficially  Stock


Jensen
Development Co.  132,130(1)      22.93%         132,130       23.98%
621 17th Street,
Suite 830
Denver, Co.80293

Gerald L            81,215 (2)     14.09%       100,892          18.31%
Jensen
621 17th Street,
Suite 830
Denver, Co.80293

Edwin W.
Peiker, Jr.       14,000(2)       2.43%         14,000          2.54%
550 Ord Drive
Boulder,Co.80401

Dilworth A.
Nebeker              2,900         .50%          2,900            .53%
201 EastFigueroa St.
Santa Barbara,
California 93101

Richard H.
Mandel, Jr.        10,100 (2)       1.75%        16,202          2.94%
3333E. Florida
 #94
Denver, Co.80210

Julian D.Jensen     46,532 (2)(3)    8.07%        46,532          8.45%
311 South State
Street, Suite 380
Salt Lake City,
Utah 84111

Directors as a Group 286,877       49.8%          312,656          56.75%

 (1)  Jensen  Development Company is primarily owned by Gerald  L.
   Jensen.

 (2) Includes a warrant to purchase 10,000 shares of the Company's common stock at $1.00 per share, expiring December 31, 2001. This warrant also includes the right to 10,000 Preferred B shares, at no additional cost. Mr. Gerald L. Jensen's warrant is for 20,000 shares. On November 1999, the warrant of Dan Nebeker, which had been assigned to Gerald L. Jensen, was exercised.

 (3) Includes shares held in Jensen Family Trust (31,532) in which Julian D. Jensen is the Trustee and approximate 43% beneficial owner. Mr. Gerald L. Jensen holds an approximate 38% beneficial interest in these Trusts.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company currently is in an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", a company formerly owned 50% by the President, Gerald L. Jensen, which in 1998 was acquired 100% by Mr. Jensen. Jenex provides offices, phones, office supplies, computers, photocopier, fax, and all normal and customary office services. In addition, the Company shares an accountant and two assistant secretaries who are paid by Jenex. Jenex also provides assistance from a geologist. Croff currently reimburses Jenex $2,000 per month for these expenses. These arrangements were entered into in order to reduce the Company's overhead. The Company is currently continuing this arrangement on a month-to-month basis. During 2000, Jenex provided similar services to Jenex Operating Company, Jenex Acquisition Company, and Jenex Operating Company of Texas, Inc. companies in which the President indirectly owns a 50% interest. In the opinion of management, the amounts paid by Croff to Jenex for the personnel, office, equipment use, and other services are below the cost for such items if independently obtained.

      The Company retains the legal services of Jensen, Duffin, Carman, Dibb & Jackson. Julian Jensen, a director, as a professional corporation, is part of this association. Legal fees paid to this law firm for the years ending 2000, 1999, and 1998 are, $2,375, $329 and $525, respectively.

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


                                   REGISTRANT:

                                   CROFF ENTERPRISES, INC.


Date:  March  25,  2001                         By:  /S/Gerald  L.
Jensen
                                   Gerald L. Jensen, President,
                                   Chief Executive Officer

Date:  March  25,  2001                          By:  /S/  Beverly
Licholat
                                   Beverly Licholat,
                                   Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:  March  25,  2001                         By:  /S/Gerald  L.
Jensen
                                   Gerald L. Jensen, President

Date:  March 25, 2001                         By: /S/  Richard  H.
Mandel
                                     Richard   H.   Mandel,   Jr.,
Director


Date: March 25, 2001                         By: /S/ Edwin Peiker
                                   Edwin Peiker, Jr., Director


Date:  March 25, 2001                         By: /S/ Dilworth  A.
Nebeker
                                   Dilworth A. Nebeker, Director


Date:  March  25, 2001                         By: /S/  Julian  D.
Jensen
                                   Julian D. Jensen, Director






C





                             CROFF ENTERPRISES, INC.

                              FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            CROFF ENTERPRISES, INC.
                   INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                         AND SUPPLEMENTAL INFORMATION







                                                                     Page Number
I.    Financial Statements

      Report of Independent Certified Public Accountants                   F-2

      Balance Sheet - December 31, 1999 and 2000                           F-3

      Statement of Operations - years ended December 31, 1998,
        1999 and 2000                                                      F-5

      Statement of Stockholders' Equity - years ended
        December 31, 1998, 1999 and 2000                                   F-6

      Statement of Cash Flows - years ended December 31,
        1998, 1999 and 2000                                                F-7

      Notes to Financial Statements                                        F-8

II.   Supplemental Information - Disclosures about Oil and
        Gas Producing Activities - Unaudited                              F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Croff Enterprises, Inc.


We have audited the balance sheet of Croff Enterprises, Inc. at December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



Denver, Colorado
March 17, 2001                                        CAUSEY DEMGEN & MOORE INC.

                             CROFF ENTERPRISES, INC.
                                  BALANCE SHEET
                           December 31, 1999 and 2000

                                     ASSETS

                                                             1999        2000
                                                             ----        ----
Current assets:
   Cash and cash equivalents                              $ 57,716    $191,634
   Marketable equity securities                              4,375       6,125
   Accounts receivable:
    Oil and gas purchasers                                  43,915      88,242
    Refundable income taxes                                  2,500       3,500
                                                          --------    --------

    Total current assets                                   108,506     289,501

Oil and gas properties, at cost,
  successful efforts method:
    Proved properties (Note 3)                             628,560     611,960
    Unproved properties                                     97,102      97,102
                                                          --------    --------

                                                           725,662     709,062
   Less accumulated depletion and depreciation            (336,006)   (370,391)
                                                          --------    --------

     Net property and equipment                            389,656     338,671
                                                          --------    --------

                                                          $498,162    $628,172
                                                          ========    ========

                            See accompanying notes.
                                      F-3

                             CROFF ENTERPRISES, INC.
                                  BALANCE SHEET
                           December 31, 1999 and 200

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1999        2000

Current liabilities:
   Accounts payable                                       $ 14,451    $ 10,838
   Accrued liabilities (Note 3)                              3,358       5,368
                                                          --------    --------

      Total current liabilities                             17,809      16,206

Stockholders' equity (Note 4):
   Class A preferred stock, no par value;
     5,000,000 shares authorized, none issued                    -           -
   Class B preferred stock, no par value;
    1,000,000 shares authorized, 500,659 shares
    issued and outstanding (1999 and 2000)                 350,359     475,359
   Common stock, $.10 par value; 20,000,000 shares
    authorized, 589,143 shares issued and outstanding
    (1999 and 2000)                                         58,914      58,914
   Capital in excess of par value                          540,797     415,797
   Accumulated deficit                                    (386,821)   (255,153)
                                                          --------    --------

                                                           563,249     694,917

   Less treasury common stock at cost, 62,828 shares
    (1999) and 62,883 shares (2000)                        (82,896)    (82,951)
                                                           -------     -------

      Total stockholders' equity                           480,353     611,966
                                                          --------    --------

                                                          $498,162    $628,172
                                                          ========    ========


                            See accompanying notes.
                                      F-4

                             CROFF ENTERPRISES, INC.
                             STATEMENT OF OPERATIONS
              For the Years ended December 31, 1998, 1999 and 2000

                                                 1998        1999       2000
                                                 ----        ----       ----

Revenue:
   Oil and gas sales (Note 7)                   $193,971   $214,190    $368,022
   Gain (loss) on disposal of oil and gas
     properties                                   (3,088)     2,563      (5,623)
   Other income                                    7,505      1,552       6,970
                                                --------   --------    --------

    Total revenue                                198,388    218,305     369,369

Costs and expenses:
   Lease operating expense and production taxes   68,981     66,532      87,921
   General and administrative (Note 3)            75,467     68,264      86,745
   Rent expense - related party (Note 3)          19,200     19,200      19,200
   Depreciation and depletion                     39,577     48,665      43,835
   Interest                                        5,745        395           -
   Write down of coal investment (Note 2)          5,000      2,819           -
                                                --------   --------   ---------

    Total costs and expenses                     213,970    205,875     237,701
                                                --------   --------   ---------

Net income (loss) (Note 5)                       (15,582)    12,430     131,668

Net income (loss) applicable to preferred stock
   (Note 4)                                      (10,582)    14,000     125,000
                                                --------   --------   ---------

Net income (loss) applicable to common
  shareholders                                  $ (5,000)  $ (1,570)  $   6,668
                                                ========   ========   =========

Basic and diluted net income (loss) per
   common share (Note 6)                        $   (.01)  $     (*)  $     .01
                                                ========   ========   =========

* - less than $.01 per share

                            See accompanying notes.
                                      F-5




                             CROFF ENTERPRISES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the Years ended December 31, 1998, 1999 and 2000

                                                                            Capital in
                                    Preferred stock        Common stock     excess of  Treasury  Accumulated
                                   Shares     Amount     Shares     Amount  par value   stock       deficit
                                   ------     ------     ------     ------  ---------  --------  -----------

Balance, December 31, 1997         516,505   $364,328    579,143   $ 57,914  $542,215  $(82,896) $ (383,669)

 Purchase and retirement of 25,646
  shares of preferred stock        (25,646)   (24,187)         -          -         -         -           -

 Net loss for the year ended
  December 31, 1998                      -          -          -          -         -         -     (15,582)

 Preferred stock reallocation
  (Note 4)                               -    (10,582)         -          -    10,582         -           -
                                   -------   --------    -------   --------  --------  --------    --------

Balance, December 31, 1998         490,859    329,559    579,143     57,914   552,797   (82,896)   (399,251)

 Stock warrants exercised           10,000      7,000     10,000      1,000     2,000

 Purchase and retirement of
  shares of preferred stock           (200)      (200)         -          -         -         -           -

 Net loss for the year ended
  December 31, 1999                      -          -          -          -         -         -      12,430

 Preferred stock reallocation
  (Note 4)                               -     14,000          -          -    (14,000)       -           -
                                   -------   --------    -------   --------   --------  -------   ---------

Balance, December 31, 1999         500,659    350,359    589,143     58,914    540,797  (82,896)   (386,821)

 Purchase of 55 shares of
  treasury stock                         -          -          -          -          -      (55)          -

 Net income for the year ended
  December 31, 2000                      -          -          -          -          -        -     131,668

 Preferred stock reallocation
  (Note 4)                               -    125,000          -          -   (125,000)       -           -
                                   -------   --------    -------   --------   -------- --------   ---------

Balance, December 31, 2000         500,659   $475,359    589,143   $ 58,914   $415,797 $(82,951)  $(255,153)
                                   =======   ========    =======   ========   ======== ========   =========

                            See accompanying notes.
                                      F-6

                             CROFF ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS
              For the Years ended December 31, 1998, 1999 and 2000

                                                  1998       1999        2000
                                                  ----       ----        ----
Cash flows from operating activities:
   Net income (loss)                           $(15,582)   $12,430    $131,668
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and depletion                 39,577     48,665      43,835
      (Gain) loss on disposal of properties       3,088     (2,563)      5,623
      (Gain) loss on marketable equity
        securities                               (2,438)    (1,250)     (1,750)
      Loss on write down of investment            5,000      2,819           -
      Other items net                                 -          -       1,527
      Change in assets and liabilities:
       Accounts receivable                       (5,419)   (11,244)    (45,327)
       Accounts payable                          14,912      4,383      (3,613)
       Accrued liabilities                        5,460     (4,707)      2,010
                                               --------   --------    --------

            Total adjustments                    60,180     36,103       2,305
                                               --------   --------    --------

Net cash provided by operating activities        44,598     48,533     133,973

Cash flows from investing activities:
   Purchase of oil and gas interests           (211,369)         -           -
   Proceeds from sale of marketable
    equity securities                            15,000          -           -
   Distributions from coal investment                 -      8,458           -
                                               --------   --------    --------

      Net cash provided by (used in)
       investing activities                    (196,369)     8,458           -

Cash flows from financing activities:
   Exercise of stock warrant                          -     10,000           -
   Purchase of preferred stock                  (24,187)      (200)          -
   Purchase of treasury stock                         -          -         (55)
   Proceeds from note payable                    90,000          -           -
   Repayment of note payable                    (66,631)   (23,369)          -
                                               --------    -------    --------

    Net cash used in financing activities          (818)   (13,569)        (55)
                                               --------    -------    --------

Increase (decrease) in cash                    (152,589)    43,422     133,918

Cash and cash equivalents at beginning
  of year                                       166,883     14,294      57,716
                                               --------   --------    --------

Cash and cash equivalents at end of year       $ 14,294   $ 57,716    $191,634
                                               ========   ========    ========

Supplemental disclosure of cash information:

During the years ended December 31, 1998, 1999 and 2000, the Company paid cash for interest in the amount of $5,745, $395 and $0, respectively.

                            See accompanying notes.
                                      F-7

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000



1.   Summary of significant accounting policies

     Croff Enterprises, Inc. (the Company) is engaged primarily in the business of oil and gas exploration and production, primarily through ownership of producing leases and perpetual mineral interests in Oklahoma, Utah, Colorado and New Mexico, and acquisition of oil and gas leases.

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

     Marketable equity securities:

     The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which provides for reporting certain equity securities at fair value, with unrealized gains and losses included in earnings. The aggregate cost of marketable equity securities was $3,810 at December 31, 1999 and 2000, respectively.

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

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


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

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000

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

3.   Related party transactions

     The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 1998, 1999 and 2000 amounted to $525, $329 and $2,375, respectively.

     The Company has a month-to-month agreement with an affiliated company to provide for office services and subleased office space for $1,600 per month through December 31, 2000 and increasing to $2,000 per month on January 1, 2001. Accrued liabilities at December 31, 1999 and 2000 include $1,600 due to the affiliated company pursuant to this agreement.

     Purchase of proved oil and gas properties:

     On April 7, 1998, the Company purchased certain working leasehold interests in oil and gas wells in Oklahoma, from an affiliated company, for cash in the amount of $208,000. Another affiliated entity is the operator of these wells, and has offered to offset the Company's lease operating expenses on these wells in the amount of $150 per month per well (an aggregate of $900 per month) for as long as the Company owns the wells. In October 1998, this amount was increased to $180 per month per well (an aggregate of $1,080 per month). In January 2000, the offset was returned to the original $900 per month aggregate ($150 per well). During the years ending December 31, 1998, 1999 and 2000, $4,860, $10,720 and $10,800, respectively, has been offset against lease operating expense, in this manner.

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


4.   Stockholders' equity

     On November 1, 1991, the Company's shareholders approved the issuance of warrants to purchase 60,000 shares of the Company's common stock at $1.00 per share to members of the Company's Board of Directors. In conjunction with the issuance of Class B Preferred stock in 1996, the warrants were modified to provide one share of common and one share of Class B Preferred at $1.00. During 1999, the warrants were extended and are exercisable at any time through December 31, 2001. The warrants must be exercised for not less than 5,000 shares at any time of exercise. As of December 31, 2000, warrants to purchase 10,000 common shares and 10,000 preferred shares have been exercised.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the warrants. Had compensation costs for the Company's warrants been determined based on the fair value at the extension date consistent with the provision of SFAS No. 123, the Company's net earnings and earnings per share would not be materially different from the amounts recorded on the accompanying statement of operations for the year ended December 31, 1998 and 2000; however, for 1999, the Company's net earnings would decrease by $50,000 to a loss of $(37,570) or $(.10) per share. The fair value is estimated on the date the warrants were extended in 1999 using the Black-Scholes option pricing model, using an expected life of 2 years, a risk-free interest rate of 6.29% and expected volatility of 28%.

     On February 28, 1996, the shareholders of the Company approved the creation of 5,000,000 authorized Class A Preferred shares and 520,000 authorized Class B Preferred shares. In June 2000, the Company approved the increase in the authorized Class B Preferred stock to 1,000,000 shares.

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

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


4.   Stockholders' equity (continued)

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

     During 1998, 1999 and 2000, the Company conducted a clearing house where it brought together certain buyers and sellers of its Class B Preferred stock, which is not otherwise traded. At the conclusion of the trading period in 1998, one large purchaser was unable to complete its intended purchases, due to lack of financing. The Board of Directors determined to purchase and retire 25,646 shares. In 1998, the Company completed the purchase of 25,646 shares of the Class B Preferred stock for the cash in the amount of $24,187, which reduced the issued and outstanding Class B Preferred shares. In 1999, the Company acquired 200 shares of the Class B Preferred stock for cash of $200, and issued 10,000 shares upon exercise of stock warrants, resulting in a balance of 500,659 shares at December 31, 1999 and 2000.

5.   Income taxes

     At December 31, 2000, the Company had net operating tax loss carry-forwards of approximately $69,000, which, if not used, will expire as follows:

                     Year of expiration                Amount
                     ------------------                ------

                          2001                        $23,000
                          2018                         46,000
                                                      -------
                                                      $69,000
                                                      =======

     In addition, the Company has a depletion carryover of approximately $512,000 which has no expiration date.

     The Company did not record an income tax provision for the years ended December 31, 1998, 1999 or 2000 due to the utilization of a tax loss carryforward. The recognized tax benefit of the utilized carryforward was approximately $1,000 and $34,000 respectively, for the years ended December 31, 1999 and 2000. The Company has a financial statement loss carryover of approximately $255,000 remaining at December 31, 2000. The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs.

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1999 and 2000


5.   Income taxes (continued)

     As of December 31, 1999 and 2000, total deferred tax assets, liabilities and valuation allowance are as follows:

                                                             1999        2000
                                                             ----        ----
       Deferred tax assets resulting from loss
        carryforwards                                     $201,000    $ 95,000
       Deferred tax liabilities                            (56,000)          -
       Valuation allowance                                (145,000)    (95,000)
                                                          --------    --------

                                                          $      -    $      -
                                                          ========    ========

6. Basic and diluted income (loss) per common share

     Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 517,000 shares in 1998, 518,000 shares in 1999 and 526,000 shares in 2000. Outstanding warrants are not dilutive in any of the periods presented.

7.   Major customers

     Customers which accounted for over 10% of revenues were as follows for the years ended December 31, 1998, 1999 and 2000:

                                            1998         1999        2000
                                            ----         ----        ----
       Oil and gas:
          Customer A                        13.9%        10.0%       11.0%
          Customer B (related party)        21.0%        26.9%       28.9%
          Customer C                        10.4%        13.2%       13.2%

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

     Oil prices

     During the year ended December 31, 2000, both crude oil and natural gas prices increased. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

                             CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
               ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities, excluding capital expenditures, corporate overhead and interest costs, are as follows for the years ended December 31, 1998, 1999 and 2000:

                                            1998        1999        2000
                                            ----        ----        ----

Revenues                                  $193,971    $214,190    $368,022
                                          --------    --------    --------

Lease operating costs                       52,679      42,829      61,202
Production taxes                            16,302      23,703      26,719
Depletion and depreciation                  39,577      48,665      43,835
                                          --------    --------    --------

                                           108,558     115,197     131,756
Income tax expense                               -           -           -
                                          --------    --------    --------

Results of operations from producing
  activities (excluding corporate
  overhead and interest expense)          $ 85,413    $ 98,993   $ 236,266
                                          ========    ========   =========

                             CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
               ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                       NET CASH FLOWS AND CHANGES THEREIN
                     RELATING TO PROVED OIL AND GAS RESERVES

                                                   Year ended December 31,
                                               1998        1999         2000
                                               ----        ----         ----

Future cash inflows                         $1,346,000  $1,777,000  $2,507,000
Future production and development costs       (306,000)   (428,000)   (434,000)
                                            ----------  ----------  ----------

                                             1,040,000   1,349,000   2,073,000

Future income tax expense                            -           -           -
                                            ----------   ---------   ---------

Future net cash flows                        1,040,000   1,349,000   2,073,000

10% annual discount for estimated timing
  of cash flows                               (365,000)   (473,000)   (832,000)
                                            ----------   ---------   ---------

      Standardized measure of discounted
       future net cash flows                $  675,000   $ 876,000  $1,241,000
                                            ==========   =========  ==========

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance                            $ 759,000   $ 675,000   $ 876,000

Evaluation of proved undeveloped reserves,
  net of future production and development
  costs                                         (8,000)      9,000      12,000
Purchase of proved reserves                    211,000           -           -
Sales and transfer of oil and gas produced,
  net of production costs                     (166,000)   (214,000)   (280,000)
Net increase (decrease) in prices and costs   (151,000)    406,000     695,000
Extensions and discoveries                      12,000           -      20,000
Revisions of previous quantity estimates         8,000     (10,000)    154,000
Accretion of discount                           10,000      10,000    (236,000)
Net change in income taxes                           -           -           -
Other                                                -           -           -
                                            ----------  ----------  ----------

Ending balance                              $  675,000  $  876,000  $1,241,000
                                            ==========  ==========  ==========

                             CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
               ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                      PROVED OIL AND GAS RESERVE QUANTITIES
                         (All within the United States)

                                               Oil reserve  Gas reserves
                                                  (bbls.)      (Mcf.)

Balance, December 31, 1997                       51,951        314,766

   Revisions of previous estimates                    -          3,000
   Purchase of reserves                           1,522        171,981
   Extensions, discoveries and other additions    1,103              -
   Production                                    (5,278)       (65,673)
                                                 ------        -------

Balance, December 31, 1998                       49,298        424,074

   Revisions of previous estimates               (3,104)       135,277
   Production                                    (4,610)       (74,300)
                                                 ------        -------

Balance, December 31, 1999                       41,584        485,051

   Revisions of previous estimates                2,660         46,000
   Extensions, discoveries and other additions      800         10,198
   Production                                    (4,900)       (71,500)
                                                 ------        -------

Balance, December 31, 2000                       40,144        469,749
                                                 ======        =======

   Proved developed reserves
    December 31, 1998                            36,686        410,651
    December 31, 1999                            30,944        473,728
    December 31, 2000                            31,099        460,124

Costs incurred in oil and gas producing activities for the years ended December 31, 1998, 1999, 2000 are as follows:
                                                  1998       1999        2000
                                                  ----       ----        ----

Property acquisition, exploration and
  development costs capitalized                $211,369    $     -     $     -
Production costs                                 68,981     66,532      87,921
Depletion and depreciation                       39,577     48,665      43,835