Form 10-Q
period 2001-03-31
CROFF ENTERPRISES INC
filed 2001-05-17
CIK 25743

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

[X] Quarterly  Report Pursuant to Section 13 or  15(d)  of  the
Securities and Exchange Act of 1934
For the period ended     March 31, 2001
                               or
[] Transition Report Pursuant to Section 13 or 15(d)  of
the Securities Exchange Act of 1934
For the transition period from                to
Commission File Number:       100

                     CROFF ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)
                      Utah           87-0233535
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization           Identification No.)
         621 17th St., Suite 830, Denver, Colorado 80293
  (Address of principal executive offices)          (Zip Code)
                         (303) 383-1555
      (Registrants telephone number, including area code)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers class of common stock, as of the latest practicable date: 526,060 shares, one class only as of May 1, 2001.
                              INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO  THE  SECURITIES AND EXCHANGE COMMISSION FOR THE THREE  MONTHS
ENDED MARCH 31, 2001(UNAUDITED).


PART   I.   FINANCIAL  INFORMATION                           Page
Number
Balance Sheets as of December 31, 2000
     and March 31, 2001                                     3&4
Statements of Operations for
     the Three Months
     Ended March 31, 2000 and 2001                          5
Statements of Cash Flows
     for the Three Months
     Ended March 31, 2000 and 2001                          6
Notes to unaudited Financial Statements                     7
Managements Discussion and Analysis of Financial
Condition and Results of Operations                         7

PART II. OTHER INFORMATION

ITEM 6(b)Reports on Form  8-K                                9

Signatures                                                   9


     Forward-looking statements in this report, including without
limitation,   statements  relating  to   the   Companys   plans,
strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties; including without limitation to, the following:
(i) the Companys plans, strategies, objective, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Companys plans and results of operations will be affected by the Companys ability to manage its growth and inventory (iii) other risks and uncertainties indicated from time to time in the Companys filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward-looking statements.

                 PART I:  FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET
                           (Unaudited)

                                           Dec.       March
                                           31,         31,
                                           2000        2001
CURRENT ASSETS:
   Cash and Cash Equivalents            $191,634    $238,725

   Marketable equity securities           6.125        5,750

   Accounts receivable:
     Oil and gas purchasers              88,242       88,181

     Refundable income taxes              3,500       5,378

          Total current assets           289,501     338.034


PROPERTY AND EQUIPMENT, AT COST:
Oil   &   gas  properties,  successful
efforts method:
   Proved properties
                                        611,960     617,165
   Unproved properties
                                         97,102     97,102

                                        709,062     714,267
Less accumlulated depletion &
depreciation                           (370,391)   (380,391)


Net property and Equipment              338,671    333,876
                    Total Assets      $628,172    $671,910












                  PART I: FINANCIAL INFORMATION
                     CROFF ENTERPRISES, INC.
                          BALANCE SHEET
                           (Unaudited)


                                           Dec.        March
                                           31,          31,
                                           2000        2001
CURRENT LIABILITIES:
   Accounts payable                     $ 10,838    $ 16,958

   Accrued liabilities
                                          5,368       3,892
          Total current liabilities
                                          16,206      20,850


STOCKHOLDERS EQUITY:
Class A preferred stock, no par value;
 5,000,000 shares, none issue
Class B Preferred stock, no par value;
   1,000,000 authorized 500,659 shares
(2000 and  2001) issued and               475,359      475,359
outstanding
Common    stock,   $.10   par    value
20,000,000 shares
    authorized, 589,143 shares  issued
(2000 and 2001)                           58,914      58,914
Capital in excess of par value
                                         415,797      415,797
   Accumulated deficit
                                         (255,153)   (215,859)

Less treasury stock at  cost, 62,883
shares (2000)
and 63,083 shares (2001)
                                         (82,951)      (83,151

          Total stockholders equity
                                         611,966      651,060

          Total liabilities & equity    $           $
                                         628,172      671,910



                     CROFF ENTERPRISES, INC.
                     Statement of Operations
       For the three months ending March 31, 2000 and 2001
                           (Unaudited)

                                     2000          2001
REVENUE:
   Oil and gas sales             $   68,266    $  122,361

         Other income
                                     1,647         3,026
          Total revenue              69,913       125,387


COSTS AND EXPENSES:
   Lease operating expense           19,821       46,752

   Depreciation and depletion        10,500       10,000

   General and administrative        23,862       23,341

   Rent Expense Related Party         4,800        6,000

Total cost and                       58,983       86,093
expenses

Net income                           10,930    $  39,294
                                 $

Net income applicable to              9,300    $  37,883
preferred stock                  $

Net income applicable to common       1,630    $   1,411
shareholders                     $
Basic and diluted net per        $        *    $      01
common share

     *-Less than .01 per share



                     CROFF ENTERPRISES, INC.
                     Statement of Cash Flows
       For the three months ending March 31, 2000 and 2001
                           (Unaudited)


                                               2000         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $           $
                                              10,930      39,294
Adjustments to reconcile net income to net
cash
    provided by operating activities
Depreciation and depletion
                                              10,500      10,000
Change in assets and liabilities
Accounts receivable
                                             (3,417)      (1,817)
Other assets
                                              (625)       (5,205)
Accounts payable
                                              4,154       6,120
Accrued liabilities
                                              1,965       (1,476)
Marketable securities
                                             (1,125)       375

          Total adjustments
                                              11,452      7,997
Net cash provided by operating activities
                                              22,382       47,291


CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchase of treasury stock
                                                          (200)
Net cash used in financing
                                                          (200)
Increase in cash
                                             22,382       47,091
Cash and cash equivalents at beginning of
period                                      $ 57,716     $  191,634
Cash and cash equivalents at end of period
                                            $ 80,098     $  238,725






                     CROFF ENTERPRISES, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

PART I    BASIS OF PREPARATION.

      The condensed financial statements for the three month periods ended March 31, 2001 and 2000 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior years financial statements to conform to
the   2001   presentation.   Certain  information in footnote
disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Companys Annual Report on Form 10-K for the year ended December 31, 2000, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

             MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             Three-Month period Ended March 31, 2001
   as Compared to the Three-Month Period Ended March 31, 2000

OIL AND GAS OPERATIONS

     Oil and gas revenue, about equally divided between royalties and working interest, for the three months ended March 31, 2001, was $122,361 compared to $68,266 for the quarter ending March 31, 2000. The primary cause for this increase was the large run up in natural gas prices, which increased from the range of $2.50 per MCF in 2000, to as high as $9.00 per MCF in 2001. This increase in natural gas prices has reversed but the current prices are in the $4 to $5 an MCF range. Oil prices also increased slightly from one year ago. Natural gas production is up about five percent and oil production declined a few percent, so production is essentially stable.

Production costs, which includes lease operating expenses, unsuccessful drilling expense, and all production related taxes, for the three months ended March 31, 2001, increased significantly to $46,752 when compared to the production costs of $19,821 incurred during the quarter ended March 31, 2000. The primary reason for this increase was the expenditure of $22,000 incurred in a five percent participation in an unsuccessful new well in Oklahoma. The well was completed but has not produced. The remaining increase is due to higher production taxes due to higher prices and inflation in oil field costs.

OTHER INCOME

      During the three month period ended March 31, 2001, the Company had other income of $3,026. This was a increase from $1,647 in the same period in 2000. The increase was due to higher interest on larger deposits.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for the quarter ending March 31, 2001, were $23,341 plus rent expense of $6,000 for a total of $29,341 compared to $23,862 plus $4,800 rent expense for a total of $28,622 in the same period in 2000. The rent expense from a related party increased from $1,600 a month to $2,000 a month beginning in 2001. The overhead expenses were stable and should remain stable this year.

FINANCIAL RESOURCES AND LIQUIDITY

      As of March 31, 2001, the Companys current assets exceeded current liabilities by $317,184. As of December 31, 2000, the
Companys   current  assets  exceeded  current   liabilities   by
$273,295.   The  Companys current ratio is  approximately  16:1.
The  Company is currently looking to purchase producing  oil  and gas assets after rebuilding its cash reserves last year. The Company expects to remain in a strong liquid position.







PART II.  OTHER INFORMATION

ITEM 6(B) REPORTS ON FORM 8-K

      The registrant has filed no reports on Form 8-K for the period ending March 31, 2001.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 REGISTRANT:   CROFF  ENTERPRISES,Inc


                         By:
                              Gerald L. Jensen
                               Chief Executive Officer and  Chief
                              Financial Officer


                         By:
                              Beverly Licholat
                              Chief Accounting Officer
                          Dated: