Form 10-Q
period 2001-06-30
CROFF ENTERPRISES INC
filed 2001-08-15
CIK 25743

FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the period ended June 30, 2001
or                                        -------------
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from        to
Commission File Number:  100                        -------   -------
                        -----

                            CROFF ENTERPRISES, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                        Utah                          87-0233535
            -------------------------------      --------------------
            (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization       Identification No.)
             621 17th St., Suite 830, Denver, Colorado     80293
            -----------------------------------------   -------------
             (Address of principal executive offices)    (Zip Code)
                                 (303) 383-1555
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

            ---------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirementsts for the past 90 days.
                              X    Yes             No
                           -------         -------


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
                                   Yes             No
                           -------         -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 526,060 shares, one class only as of July 31, 2001.


                                    INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2001(UNAUDITED).
-------------------------------------------------------------------------------

                                                                  Page
                                                                 Number
                                                                -------

PART I.  UNAUDITED FINANCIAL INFORMATION

  Balance Sheets as of December 31, 2000 and
    June 30, 2001                                                   3,4

  Statements of Operations for the three and
    six months ended June 30, 2000 and 2001                           5

  Statements of Cash Flows for the three and
    six months ended June 30, 2000 and 2001                           6

  Notes to Unaudited Condensed Financial Statements                   7

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     8


PART II.  OTHER INFORMATION

  ITEM 5 OTHER INFORMATION                                            9

  Reports on Form 8-K                                                 9

  Signatures                                                          9

-------------------------------------------------------------------------------


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


PART I.  UNAUDITED FINANCIAL INFORMATION

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)



                                                  December 31,       June 30,
                                                      2000             2001
                                                  ------------     ------------


                    ASSETS

Current assets:
  Cash and cash equivalents                        $ 191,634        $ 293,337
  Marketable equity securities                         6,125            5,750
  Accounts receivable                                 91,742           66,384
  Note receivable, related party                           -           15,062
                                                   ----------       ----------
                                                     289,501          380,533
                                                   ----------       ----------

Oil and gas properties, successful
  efforts method:
  Proved properties                                  611,960          617,165
  Unproved properties                                 97,102           97,102
                                                   ----------       ----------
                                                     709,062          714,267
  Accumulated depreciation and depletion            (370,391)        (390,391)
                                                   ----------       ----------
                                                     338,671          323,876
                                                   ----------       ----------
      Total assets                                 $ 628,172        $ 704,409
                                                   ==========       ==========



















       See accompanying notes to unaudited condensed financial statements.



                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)



                                                  December 31,       June 30,
                                                      2000             2001
                                                  ------------     ------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  10,838        $  17,412
  Accrued liabilities                                  5,368            3,898
                                                   ----------       ----------
                                                      16,206           21,310
                                                   ----------       ----------

Stockholders' equity:
  Class A Preferred stock, no par value;
    5,000,000 shares authorized,
    none issued or outstanding                             -                -
  Class B Preferred stock, no par value;
    1,000,000 shares authorized,
    500,659 shares issued and outstanding            475,359          475,359
  Common stock, $.10 par value
    20,000,000 shares authorized,
    589,143 shares issued and outstanding             58,914           58,914
  Capital in excess of par value                     415,797          415,797
  Accumulated deficit                               (255,153)        (183,820)
  Treasury stock, at cost 62,883
    and 63,083 shares, respectively                  (82,951)         (83,151)
                                                   ----------       ----------
                                                     611,966          683,099
                                                   ----------       ----------
      Total liabilities and
        stockholders' equity                       $ 628,172        $ 704,409
                                                   ==========       ==========













       See accompanying notes to unaudited condensed financial statements.



                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                       Three months ended     Six months ended
                                            June 30,              June 30,
                                       ------------------    ------------------
                                         2000      2001        2000      2001
                                       --------  --------    --------  --------


Revenues
  Oil and gas sales                    $ 77,604  $ 93,143    $145,870  $215,504
  Other income                              774     2,768       2,421     5,794
                                       --------  --------    --------  --------
                                         78,378    95,911     148,291   221,298
                                       --------  --------    --------  --------

Expenses
  Lease operating expense                25,812    27,555      45,630    74,307
  Depreciation and depletion             10,500    10,000      21,000    20,000
  General and administrative             24,092    25,117      49,818    48,458
  Rent expense - related party            2,940     1,200       5,880     7,200
                                       --------  --------    --------  --------
                                         63,344    63,872     122,328   149,965
                                       --------  --------    --------  --------
      Net income                       $ 15,034  $ 32,039    $ 25,963  $ 71,333
                                       ========  ========    ========  ========


Net income applicable to
  Class B Preferred stockholders'      $ 12,800  $ 29,877    $ 22,100  $ 67,760
                                       ========  ========    ========  ========
Net income applicable to
  Common stockholders'                 $  2,234  $  2,162    $  3,863  $  3,573
                                       ========  ========    ========  ========

Basic and diluted net income
  per common share                            *         *    $    .01  $    .01
                                       ========  ========    ========  ========

*-Less than $.01 per share









       See accompanying notes to unaudited condensed financial statements.



                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       Six months ended
                                                            June 30,
                                                  -----------------------------
                                                      2000             2001
                                                  ------------     ------------


Cash flows from operating activities:
  Net income                                       $  25,963        $  71,333
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and depletion                        21,000           20,000
    Changes in operating assets and liabilities:
      (Increase) decrease in marketable securities      (875)             375
      (Increase) decrease in accounts receivable      (7,830)          25,358
      (Increase) decrease in other assets             (1,450)             (62)
      Increase (decrease) in accounts payable          3,674            6,574
      Increase (decrease) in accrued liabilities         456           (1,470)
                                                   ----------       ----------
        Net cash provided by operating activities     40,938          122,108
                                                   ----------       ----------

Cash flows from investing activities:
  Purchased working interest in proved properties          -           (5,205)
  Issuance of short term note receivable                   -          (15,000)
                                                   ----------       ----------
        Net cash (used in) investing activities            -          (20,205)
                                                   ----------       ----------

Cash flows from financing activities:
  Purchase of treasury stock                               -             (200)
                                                   ----------       ----------
        Net cash (used in) financing activities            -             (200)
                                                   ----------       ----------

Increase in cash and cash equivalents                 40,938          101,703

Cash and cash equivalents at beginning of period      57,716          191,634
                                                   ----------       ----------
Cash and cash equivalents at end of period         $  98,654        $ 293,337
                                                   ----------       ----------






       See accompanying notes to unaudited condensed financial statements



                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of preparation

     The condensed financial statements for the three and six month periods ended June 30, 2001 and 2000 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior year's condensed financial statements to conform to the 2001 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which report has been filed with the Securities and Exchange Commission, and is available from the Company.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000.


     Revenues for the second quarter of 2001 totaled $95,911, a 22% increase from the prior year period. Net income for the second quarter of 2001 totaled $32,039, an increase of 113% compared to the second quarter of 2000. Oil and gas sales for the second quarter totaled $93,143, a 20% increase from the prior year period. This increase was primarily attributable to higher oil and gas prices. There were minimal changes in the levels of production. The Company's oil and gas revenues are generally divided equally between royalties and working interest. Other income for the second quarter of 2001 totaled $2,768, a 258% increase from the prior year period. This increase was due to higher interest and dividend income due to an increase in the value of the Company's cash and cash equivalents as well as marketable securities held.

     Lease operating expense, which includes all production related taxes for the second quarter of 2001, totaled $27,555, an increase of 6% compared to the second quarter of 2000. This increase was due to wells being put back into production, and higher production taxes.

     Depreciation and depletion expense for the second quarter of 2001 totaled $10,000, a 5% decrease from the prior year period.

     General and administrative expense, including rent for the second quarter of 2001 totaled $26,317, a 3% decrease from the prior year period.




Six months ended June 30, 2001 compared to six months ended June 30, 2000.


     Revenues for the six months ended June 30, 2001 totaled $221,298, a 50% increase from the prior year period. Net income for the six months ended
June 30, 2001 totaled $71,333, an increase of 175% compared to the prior year period. Oil and gas sales for the six months ended June 30, 2001 totaled $215,504, a 48% increase from the prior year period. This increase was primarily attributable to higher oil and gas prices. There were only slight increases in the levels of production, primarily from coalbed methane gas in New Mexico. The Company's oil and gas revenues are generally divided equally between royalties and working interest. Other income for the six months ended June 30, 2001, totaled $5,794, a 139% increase from the prior year period.
This increase was due to higher interest and dividend income due to an increase in the value of the Company's cash and cash equivalents as well as marketable securities held.

     Lease operating expense, which includes all production related taxes for the six months ended June 30, 2001, totaled $74,307, an increase of 63% compared to the prior year period. The primary reason for this increase was the expenditure of $22,000 incurred in a five percent participation in an unsuccessful new well in Oklahoma. The well was completed but has not produced. The remaining increase was due to higher production taxes due to higher prices and inflation in oil field costs.

     Depreciation and depletion expense for the six months ended June 30, 2001 totaled $20,000, a 5% decrease from the prior year period.

     General and administrative expense, including rent for the six months ended June 30, 2001 totaled $55,658, compared to $55,698 from the prior year period. The Company expects general and administrative costs to remain stable this year.


Financial condition and capital resources


     At June 30, 2001, the Company had $704,409 of assets and $683,099 of stockholders' equity. In the first six months of 2001, net cash provided by operations totaled $122,108 as compared to $40,908 for the prior year period. Working capital at June 30, 2001 totaled $359,223, an increase of 31% compared to $273,295 at June 30, 2000. The Company's current ratio at June 30, 2001 is approximately 18:1. At June 30, 2001, there were no significant commitments for capital expenditures. The Company is currently accumulating cash and liquid assets to prepare for a possible reverse merger of the Company. The Company expects to continue to operate at a positive cash flow for the remainder of this year and resume buying producing oil and natural gas properties.

     In the first six months 2001, the Company repurchased 200 shares of its common stock for $200.

     On June 15, 2001, the Company loaned $15,000 to a related party corporation, whose President is also the President of the Company. This short-term secured note bears interest at 10% per annum.





PART II.	OTHER INFORMATION


ITEM 6(B)	REPORTS ON FORM 8-K

     The registrant has filed no reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            REGISTRANT:  CROFF ENTERPRISES, INC.


                       By:  /s/ Gerald L. Jensen
                          -----------------------------------------------------
                            Gerald L. Jensen
                            Chief Executive Officer and Chief Financial Officer

                       By:  /s/ Stuart D. Kroonenberg
                          -----------------------------------------------------
                            Stuart D. Kroonenberg
                            Chief Accounting Officer

Dated: August 10,2001
      ----------------