Form 10-Q
period 2001-09-30
CROFF ENTERPRISES INC
filed 2001-11-14
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the period ended September 30, 2001
or                                       -------------------
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from              to
Commission File Number:  100	                    ------------    ------------
                       -------

                            CROFF ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
	                  Utah                        87-0233535
             -------------------------------      -------------------
            (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)      Identification No.)
             621 17th St., Suite 830, Denver, Colorado     80293
             -----------------------------------------   ----------
             (Address of principal executive offices)    (Zip Code)
                                 (303) 383-1555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 526,060 shares, one class only as of October 31, 2001.
================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2001(UNAUDITED).
--------------------------------------------------------------------------------

                                                                Page Number
                                                                -----------

PART I.  UNAUDITED FINANCIAL INFORMATION

  Balance Sheets as of December 31, 2000 and
    September 30, 2001                                              3,4

  Statements of Operations for the three and
    nine months ended September 30, 2000 and 2001                     5

  Statements of Stockholders' Equity for the year
    ended December 31, 2000 and the nine months
    ended September 30, 2001                                          6

  Statements of Cash Flows for nine months ended
    September 30, 2000 and 2001                                       7

  Notes to Unaudited Condensed Financial Statements                   8

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     8


PART II.  OTHER INFORMATION

  ITEM 6(B) REPORTS ON FORM 8-K                                      10

  Signatures                                                         10

--------------------------------------------------------------------------------

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

PART I.  UNAUDITED FINANCIAL INFORMATION

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                  December 31,    September 30,
                                                      2000             2001
                                                 --------------   --------------


                    ASSETS
Current assets:
  Cash and cash equivalents                        $ 191,634        $ 269,246
  Marketable equity securities                         6,125           62,892
  Accounts receivable                                 91,742           53,724
  Note receivable, related party                           -           15,446
                                                   ----------       ----------
                                                     289,501          401,308
                                                   ----------       ----------

Oil and gas properties, successful
  efforts method:
  Proved properties                                  611,960          633,665
  Unproved properties                                 97,102           97,102
                                                   ----------       ----------
                                                     709,062          730,767
  Accumulated depreciation and depletion            (370,391)        (400,391)
                                                   ----------       ----------
                                                     338,671          330,376
                                                   ----------       ----------
      Total assets                                 $ 628,172        $ 731,684
                                                   ==========       ==========

















       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                                  (Continued)

                                                  December 31,    September 30,
                                                      2000             2001
                                                 --------------   --------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  10,838        $  14,419
  Accrued liabilities                                  5,368           17,848
                                                   ----------       ----------
                                                      16,206           32,267
                                                   ----------       ----------

Stockholders' equity:
  Class A Preferred stock, no par value;
    5,000,000 shares authorized,
    none issued or outstanding                             -                -
  Class B Preferred stock, no par value;
    1,000,000 shares authorized,
    500,659 shares issued and outstanding            475,359          475,359
  Common stock, $.10 par value
    20,000,000 shares authorized,
    589,143 shares issued and outstanding             58,914           58,914
  Capital in excess of par value                     415,797          415,797
  Treasury stock, at cost 62,883
    and 63,083 shares, respectively                  (82,951)         (83,151)
  Accumulated other comprehensive income                   -            3,700
  Accumulated deficit                               (255,153)        (171,202)
                                                   ----------       ----------
                                                     611,966          699,417
                                                   ----------       ----------
      Total liabilities and
        stockholders' equity                       $ 628,172        $ 731,684
                                                   ==========       ==========










       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three months ended    Nine months ended
                                          September 30,         September 30,
                                        ------------------    ------------------
                                          2000      2001        2000      2001
                                        --------  --------    --------  --------

Revenues
  Oil and gas sales                     $ 91,586  $ 71,073    $237,456  $286,577
  Other income                             2,399     2,022       4,821     7,816
                                        --------  --------    --------  --------
                                          93,985    73,095     242,277   294,393
                                        --------  --------    --------  --------

Expenses
  Lease operating expense                 23,472    23,827      69,101    98,134
  Depreciation and depletion              10,500    10,000      31,500    30,000
  General and administrative              20,323    23,050      70,141    71,508
  Rent expense - related party             2,940     3,600       8,820    10,800
                                        --------  --------    --------  --------
                                          57,235    60,477     179,562   210,442
                                        --------  --------    --------  --------
      Net income                        $ 36,750  $ 12,618    $ 62,715  $ 83,951
                                        ========  ========    ========  ========


Net income applicable to
  Class B Preferred stockholders'       $ 35,794  $ 11,243    $ 57,894  $ 79,003
                                        ========  ========    ========  ========
Net income applicable to
  Common stockholders'                  $    956  $  1,375    $  4,821  $  4,948
                                        ========  ========    ========  ========

Basic and diluted net income
  per common share                             *<F1>     *<F1>$    .01  $    .01
                                        ========  ========    ========  ========
<F1>
*-Less than $.01 per share






       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                          Accumulated
                         Preferred Stock        Common Stock      Capital in                  other
                        ------------------   ------------------   excess of    Treasury   comprehensive   Accumulated
                        Shares     Amount    Shares     Amount    par Value     stock        income         deficit      Total
                        -------   --------   -------   --------   ----------   --------   -------------   -----------   --------
Balance,
  December 31, 1999     500,659   $350,359   589,143   $ 58,914     $540,797   $(82,286)   $       -        $(386,821)  $480,353

Purchase of 55 shares
  of treasury stock           -          -         -          -            -        (55)           -                -        (55)

Net income for the year
ended December 31, 2000       -          -         -          -            -          -            -          131,668    131,668

Preferred stock
  reallocation                -    125,000         -          -     (125,000)         -            -                -          -
                        -------   --------   -------   --------   ----------   --------   ----------      -----------   --------
Balance,
  December 31, 2000     500,659    475,359   589,143     58,914      415,797    (82,951)           -         (255,153)   611,966

Purchase of 200 shares
  of treasury stock           -          -         -          -            -       (200)           -                -       (200)

Unrealized gain on
  marketable equity
  securities                  -          -         -          -            -          -        3,700                -      3,700

Net income for the nine
  months ended
  September 30, 2001          -          -         -          -            -          -            -           83,951     83,951
                        -------   --------   -------   --------   ----------   --------   ----------      -----------   --------
Balance,
  September 30, 2001    500,659   $475,359   589,143   $ 58,914     $415,797   $(83,151)   $   3,700        $(171,202)  $699,417
                        =======   ========   =======   ========   ==========   ========   ==========      ===========   ========









See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   For the nine months ending
                                                         September 30,
                                                 -------------------------------
                                                      2000             2001
                                                 --------------   --------------
Cash flows from operating activities:
  Net income                                       $  62,715        $  83,951
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and depletion                        31,500           30,000
    Changes in operating assets and liabilities:
      (Increase) decrease in marketable securities    (1,875)               -
      (Increase) decrease in accounts receivable      (9,394)          38,018
      (Increase) decrease in other assets             (1,797)            (446)
      Increase (decrease) in accounts payable            982            3,581
      Increase (decrease) in accrued liabilities         454           12,480
                                                   ----------       ----------
        Net cash provided by operating activities     82,585          167,584
                                                   ----------       ----------

Cash flows from investing activities:
  Purchased working interest in proved properties          -          (21,705)
  Purchase of marketable equity securities                 -          (53,067)
  Issuance of short-term note receivable                   -          (15,000)
                                                   ----------       ----------
        Net cash used in investing activities              -          (89,772)
                                                   ----------       ----------

Cash flows from financing activities:
  Purchase of treasury stock                             (55)            (200)
                                                   ----------       ----------
        Net cash used in financing activities            (55)            (200)
                                                   ----------       ----------

Increase in cash and cash equivalents                 82,530           77,612

Cash and cash equivalents at beginning of period      57,716          191,634
                                                   ----------       ----------
Cash and cash equivalents at end of period         $ 140,246        $ 269,246
                                                   ----------       ----------




       See accompanying notes to unaudited condensed financial statements

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of preparation

     The condensed financial statements for the three and nine month periods ended September 30, 2001 and 2000 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the nterim periods presented herein. Certain reclassifications have been made to the prior year's condensed financial statements to conform to the 2001 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which report has been filed with the Securities and Exchange Commission, and is available from the Company.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

     Revenues for the third quarter of 2001 totaled $73,095, a 22% decrease from the prior year period. Net income for the third quarter of 2001 totaled $12,618, a decrease of 66% compared to the third quarter of 2000. Oil and gas sales for the third quarter totaled $71,073, a 22% decrease from the prior year period. This decrease was attributable to declines in both oil and natural gas prices as well as lower demand for natural gas. The Company's oil and gas revenues are generally divided approximately equally between royalties and working interest. Other income for the third quarter of 2001 totaled $2,022, a 16% decrease from the prior year period. This decrease is primarily a result of lower rates of return earned on the Company's money market investments.

     Lease operation expense, which includes all production related taxes for the third quarter of 2001, totaled $23,827, approximately equal with the third quarter of 2000, which totaled $23,472.

     Depreciation and depletion expense for the third quarter of 2001 totaled $10,000, a 5% decrease from the prior year period, which totaled $10,500.

     General and administrative expense, including rent for the third quarter of 2001 totaled $26,650, a 15% increase from the prior year period. This increase is attributable to the fact that costs associated with the Company's annual report were incurred in the third quarter this year verses the second quarter last year.

Nine months ended September 30, 2001 compared to nine months ended\ September 30, 2000.

     Revenues for the nine months ended September 30, 2001 totaled $294,393, a 22% increase from the prior year period. Net income for the nine months ended September 30, 2001 totaled $83,951, an increase of 34% compared to the prior year period. Oil and natural gas sales for the nine months ended September 30, 2001 totaled $286,577, an 21% increase from the prior year period. This increase was primarily attributable to higher oil and natural gas prices.
The Company's oil and gas revenues are divided approximately equally between royalties and working interest. Other income for the nine months ended September 30, 2001, total $7,816, a 62% increase from the prior year period. The Company earned higher interest and dividend income due to an increase in the value of the Company's cash and cash equivalents.

     Lease operating expense, which includes all production related taxes for the nine months ended September 30, 2001, totaled $98,134, an increase of 42% compared to the prior year period. The primary reason for this increase was the expenditure of $22,000 incurred in a five percent participation in an unsuccessful new well in Oklahoma. The well was completed but has produced a minimal amount. The remaining increase was due to higher production taxes due to higher prices and inflation in oil field costs.

     Depreciation and depletion expense for the nine months ended September 30, 2001 totaled $30,000, a 5% decrease from the prior year period.

     General and administrative expense, including rent for the nine months ended September 30, 2001 totaled $82,308, compared to $78,961 from the prior year period. The Company expects general and administrative costs to remain stable this year.

Financial condition and capital resources

     At September 30, 2001, the Company had $731,684 of assets and $699,417 of stockholders' equity. In the first nine months of 2001, net cash provided by operations totaled $167,584 as compared to $82,585 for the prior year period. Working capital at September 30, 2001 totaled $369,041, an increase of 100% compared to $184,857 at September 30, 2000. The Company's current ratio at September 30, 2001 is approximately 12:1. At September 30, 2001, there were no significant commitments for capital expenditures. The Company is currently accumulating cash and liquid assets to prepare for a possible reverse merger of the Company. The Company expects to continue to operate at a positive cash flow for the remainder of this year and resume buying producing oil and natural gas properties.

     In the first nine months 2001, the Company repurchased 200 shares of its common stock for $200.

     On June 15, 2001, the Company loaned $15,000 to a related party corporation, the President of which is also the President of the Company. This short-term secured note bears interest at 10% per annum.

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

Dated: November 14, 2001
      ------------------