Form 10-K
period 2001-12-31
CROFF ENTERPRISES INC
filed 2002-03-29
CIK 25743

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                   FORM 10-K
(Mark one)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                      OR
[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transaction period from _______ to _________

                         Commission file number 1-100

                           CROFF ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)
               Utah                                         87-0233535
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)

         621 17th Street                                      80293
         Denver, Colorado                                   (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (303) 383-1515
          Securities registered pursuant to Section 12(b) of the Act

      Title of each class            Name of each exchange on which registered
  ----------------------------       -----------------------------------------
  Common Stock, $.10 par value                          None
          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [_] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of March 18, 2002, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $352,266.
     As of March 18, 2002, the Registrant had outstanding 566,060 shares of common stock ($0.10 par value)
================================================================================

                            CROFF ENTERPRISES, INC.
                           Annual Report on Form 10-K
                               December 31, 2001

                                TABLE OF CONTENTS

PART I
                                                                           Page
ITEM 1  BUSINESS..............................................................3

ITEM 2  PROPERTIES............................................................7

ITEM 3  LEGAL PROCEEDINGS....................................................13

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

PART II

ITEM 5  MARKET FOR REGISTRANT'S SECURITIES AND RELATED
        STOCKHOLDER MATTERS..................................................13

ITEM 6  SELECTED FINANCIAL DATA..............................................15

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................................16

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................19

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES..............................19

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................19

ITEM 11	EXECUTIVE COMPENSATION...............................................20

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT.......................................................21

ITEM 13	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS........................22

PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
	REPORTS ON FORM 8-K..................................................23

	SIGNATURES...........................................................24

	FINANCIAL STATEMENTS............................................25(F-1)

ITEM 1.  BUSINESS

   Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC"), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Gathering, Processing and Marketing, Competition, and Regulation sections in this Form 10-K and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

     With the previous paragraph in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company or on its behalf.

Description of Business

     Croff Enterprises, Inc. (formerly Croff Oil Company and hereafter "Croff" or "the Company"), was incorporated in Utah in 1907 as Croff Mining Company. The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company, however, continues to operate its oil and gas properties as Croff Oil Company. The principal office of the

Company is located at 621 17th Street, Suite 830, Denver, Colorado 80293. The telephone number is (303) 383-1555.

     Croff is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah and Wyoming. Over the past ten years, the Company's primary source of revenue has been oil and gas production from leases and producing mineral interests. Croff participates as a working interest owner in approximately 42 wells. Croff holds small royalty interests in over 200 wells.

     Croff primarily accumulated cash in the year 2001, but did invest about $28,000 for a 5% working interest in a test well in Leflore County, Oklahoma, in January 2001. Croff did not buy any new production in 1999 as it had made significant purchases in 1998 and was repaying debt incurred to pay for those purchases. In 1998, Croff purchased working interests in six natural gas wells in the State of Oklahoma. These wells now provide the largest source of revenue to Croff from any single operating company. In 1997, Croff purchased working interests in three gas wells in Michigan, a gas well in Colorado, and an oil well in Texas. Other companies operate all of the wells from which Croff receives revenues and Croff has no control over the factors, which determine royalty or working interest revenues such as markets, prices and rates of production.

     In 1997, the Company leased several tracts of its perpetual mineral interests in Northeast Utah as drilling activity increased. Drilling and leasing activity nearly ceased on the Company's properties in 1998 and 1999, as oil and natural gas prices dropped. In late 2000, the Company again leased a tract of its' perpetual mineral interests.

     Please see Item 2, Properties, for charts showing the Company's sales, production and cost of production of oil and natural gas.

     Croff has one part-time employee, the President, and two part-time contract workers, who work for the Company as part of its contracted office space arrangement described in Item 13.

Current Activities

     During 2001, Croff's primary goal was to increase the cash available for the benefit of common stockholders to make itself a more attractive merger partner. The Board determined that the cash of the Company, which had been building during a period of high oil prices, should be formally allocated between the common stock and the preferred B stock. This allocation was accomplished in the year 2001 with $250,000 being allocated to the common stock and the balance of cash remaining with the preferred B stock. The Board then determined that all future oil and gas cash flow would be allocated solely to the preferred B for use in acquiring additional oil and gas assets. The cash attributable to the common stock would be invested until such time as a merger may take place. Under this separate allocation, the preferred B and common stock cash investment accounts were separated. The Company ended the year with a balance of approximately $275,000 allocated to the common stockholders.

     The oil and gas activities suffered from the rapid drop in oil and natural gas prices throughout 2001. Nevertheless, the cash flow of the Company, especially during the first half of the year, was sufficient to allow the balance to the common share account as described above. The preferred B account available for purchasing producing oil and gas leases, ended the year with a balance of approximately $60,000. While the Company looked at several potential purchases, it did not complete any oil and gas purchases during 2001. The Company expects to invest this and other future cash flows in oil and gas producing leases in 2002.

     During 2001, the Company considered acquiring a company with oil and gas development prospects in the Illinois Basin, a former prolific oil production area. The Company evaluated preliminary reports from a development project with this company during the second and third quarters of the year. After considerable due diligence, the Board of Directors determined that Croff was not interested in a merger with this prospect and terminated the negotiations. Croff also met and negotiated on a possible merger with a manufacturer of petroleum equipment in China. These negotiations did not result in an agreement and these negotiations have now ceased. The Company intends to explore other potential mergers in the coming year.

     During the year 2001, the Company concentrated on the accumulation of cash from its existing producing wells as well as through returns on its existing cash and cash equivalents. The Company continued to actively search for acquisitions or a possible merger. The Company postponed purchasing new oil or natural properties until the year 2002.

     In the year 2000, the Company's policy was to accumulate cash from its existing producing wells in order to repay monies that had been borrowed from the common stock cash position and used for the benefit of preferred B shareholders to purchase certain gas wells in 1998. Therefore, the Company did not actively pursue purchasing new properties in the year 2000. The Company did participate in the workover of several wells, and in December, 2000, after the cash reserves had been restored, the Company participated as a 5% working interest owner in a new well drilled by Chesapeake Energy in Leflore County, Oklahoma. This well was completed, but has not established commercial production. In 2000, the Company continued to actively search for acquisitions or a possible merger partner.

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

     The shareholders voted in 1996 to adopt changes in the capital structure of the Company in order to provide more liquidity to the shareholders. The purpose of this recapitalization was to allow the Company to pursue ventures outside of the oil and gas business while retaining the Company's core oil and natural gas assets. In order to do this, the Company created a class of preferred B stock to which the entire perpetual mineral interests and other oil and gas assets were pledged. Thus the preferred B stock represents the oil and gas assets of the Company and all other assets are represented by the common stock. Each common shareholder received an equal number of preferred B shares, one for one, at the time of this restructuring of the capital of the Company.

     The preferred B shares are not publicly traded, but are bought and sold by shareholders privately. The Company has provided, each year, a Clearinghouse to assist shareholders wishing to trade preferred B shares. Any shareholder or any outsider is able to bid and ask for the Preferred B shares of the Company. This system provides some liquidity to the preferred B shareholders. The Company operates the Clearinghouse without charge or commission.

     The Board intends to continue to search for a potential acquisition or possible merger partner.

Major Customers

     Customers, which accounted for over 10% of oil and natural gas revenues, were as follows for the years ended December 31, 1999, 2000 and 2001:

                                                   1999      2000      2001
                                                  ------    ------    ------
     Burlington Resources Oil and Gas Company      13.2%     13.2%     13.2%
     El Paso Production                            10.0%     11.0%     10.6%
     Jenex Petroleum Corp.                         26.9%     28.9%     24.3%

Financial Information About Industry Segments

     The Company's operations presently consist of oil and gas production. During previous years the Company has generated revenues through the purchase and resale of oil and gas leasehold interests; however, no significant revenues were generated from this source for the last five years. Further information concerning the results of the Company's operations in this one industry segment can be found in the Financial Statements. The following chart shows the Company's production of oil and natural gas by State:

                  STATE GEOGRAPHIC DISTRIBUTION OF PRODUCTION

                                       Oil                   Natural Gas
            State                 Bbls Produced              Mcf Produced
       -----------------         ---------------            --------------
          Alabama                          -                       378
          Colorado                       101                     4,327
          Michigan                         2                     6,684
          Montana                        264                         -
          New Mexico                       -                    13,648
          North Dakota                   729                       179
          Oklahoma                       610                    22,863
          Texas                            5                     2,044
          Utah                         2,379                     4,354
          Wyoming                        670                     3,327

Environmental and Employee Matters

     The Company's interests in oil and gas operations are indirectly subject to various laws and governmental regulations concerning environmental matters, as well as employee safety and health within the United States. The Company does not believe that it has any direct responsibility for or control over these matters, as it does not act as operator of any oil or gas wells.

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

    In addition, various state and local authorities and agencies, such as The Railroad Commission of Texas, also impose and regulate environmental and employee concerns pertaining to oil and gas production. Often, though not exclusively, compliance with state environmental and employee regulations constitutes an exemption or compliance with federal mandates and regulations.

     As indicated above, the Company does not have any direct control over or responsibility for insuring compliance with such environmental or employee regulations as they primarily pertain to the operator of oil and gas wells and leases. In no instances does the Company act as the operator of the oil and gas wells from which it receives revenues. The effect of a violation by an Operator of a well in which the Company had a working interest would be that the Company might incur its pro-rata share of the cost of the violation.

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

     In 2001, the Company executed a few new leases or renewals on its perpetual mineral interests. Overall, however, the amount of new leasing was slight. In December 2000, the Company leased approximately 50 acres of its gross mineral interests in Duchesne County, Utah. There was also increased production from the Company's perpetual mineral interests in San Juan County, New Mexico, due to the fact that field drilling continued on the coal bed methane gas. The Company also received revenues, which had been suspensed, from the Company's holdings in La Plata County, Colorado. These leases were part of a group of patented mineral rights being challenged by the Colorado Ute Indian Tribe as being invalid because they were on an Indian reservation. This lawsuit eventually reached the US Supreme Court where the Court ruled in favor of the holders of the mineral interests. Upon this decision, Amoco released suspensed royalties to numerous companies, among them Croff Oil Company.

     In 1998-1999, there was a virtual halt to leasing on the Company's acreage due to declining petroleum prices. While the leasing had increased in 1996 and 1997, leasing activity came to a halt shortly after the first of 1998. Croff participated in royalties on two wells, which were drilled in Duchesne County, Utah, and one well in Wyoming. In addition, three small leases of 15.66 net acres, 6.8 net acres, and 50.69 net acres were drilled late in 1997, and the early part of 1998. These leases were for mineral interests in Duchesne County, Utah.

     After a period of approximately four years in which there was minimal leasing, the Company entered into four leases on acreage in Duchesne County, Utah, in 1997. This generated several thousand dollars in lease bonus revenue and new production on some of the acreage.

     The Company's revenues from oil and natural gas royalties decreased in the year 2001 compared to the year 2000. This decrease was due to the substantial decrease in the price of oil and natural gas during the second half of the year. Oil and gas revenues were approximately $333,000 in 2001, compared to $368,000 in the year 2000 and $214,000 in 1999.

     As of December 31, 2001, the Company was receiving royalties from approximately 200 producing wells, primarily in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah. Royalties also were received from scattered interests in Alabama, Colorado, New Mexico, Texas, and Wyoming. Natural gas royalty income increased from 1997 to 1999 with increased gas sales from royalties on coal bed methane gas in San Juan County, New Mexico, and La Plata County, Colorado. Royalty income is contingent upon market demand, prices, producing capacity, rate of production, and taxes, none of which are in the control of the Company.

     The most important factor to the Company's revenue and profit is the price of oil and natural gas. Posted prices of oil dropped drastically during the period from late 1997 through mid-1999. Prices increased dramatically in 2000 from both oil and natural gas but began falling again during the third and fourth quarters of 2001. Natural Gas prices were only about two-thirds of the 1997 price during 1998 and 1999. Most onshore U.S. production is uneconomic at those prices, so oil exploration in the continental U.S. was greatly reduced. Currently Croff's prices are approximately $20 a barrel for oil and approximately $2.20 an Mcf for natural gas. Because much of Croff's natural gas is in the Rocky Mountains and Oklahoma, Croff's average price for natural gas is not as high as gas producers in Texas and the Gulf area receive.

Oil and Gas Working Interests

     The Company has sought to increase its production of oil and natural gas through the purchase of producing leases. The Company has found, in general, that it is able to purchase working interests at a more reasonable price than royalty interests. A working interest requires the owner to pay its proportionate share of the costs of producing the well, while a royalty is paid out of the revenues without a deduction for the operating costs of the well. When oil or natural gas prices drop, the proportion of the revenues going to pay the expense of operating the well increases, and when oil and natural gas prices are rising, expenses decrease as a percentage of total revenues. The Company did not purchase any material working interest in the year 2001.
In late 2000, the Company participated as a five percent owner in a well in Leflore County, Oklahoma. This well was completed, but has not established commercial production. The Company intends to purchase working interests in oil and natural gas wells in the year 2002. The Company's purchase of working interests are intended to offset the normal decline of the Company's current oil and natural gas wells and, hopefully, increase its production over time.

     In 1999, the Company realized its largest natural gas revenues from the working interests in six Oklahoma natural gas wells it purchased in 1998. These wells are primarily natural gas, but occasionally produce oil. The Company paid the sum of $208,000 for minority working interests in the following leases: a 13% working interest in the Harper #1(Woodward County, Oklahoma), a 16% working interest in the Miller well (Woodward county, Oklahoma), a 22% working interest in the Fannie Brown well (Caddo county, Oklahoma), a 30% working interest in the Dickerson (Kingfisher County, Oklahoma), a 43% working interest in the Mueggenborg (Kingfisher County, Oklahoma), and a 32% interest in the Duncan well (LeFlore County, Oklahoma).

     These wells were purchased from St. James Oil Company, which is owned by the brother of the President of Croff. Jenex Operating Company, which was owned one half by St. James Oil Ltd., was sold to Jenco Petroleum, which is owned by Gerald Jensen, the President of Croff, in a separate transaction. Jenex Operating Company is the operator of the wells, and agreed to provide a credit of $150 per month per well against the operating expenses of these wells as a condition of purchase, as long as Croff owned the wells. The Dickerson, Fannie Brown and Mueggenborg sell natural gas through Duke Energy, and the Harper and Miller sell gas through Oneok, Inc. The Duncan sells gas through Webb Energy.

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

     Except for purchasing a small interest in the drilling of one well in 1991, one well in 1995, one well in 1997, and one well in 2000, the Company has not engaged in drilling activity. The Company participated in the last six years, in the reworking of five existing wells, three in Utah, one in Oklahoma and one in North Dakota. The Company historically preferred to participate in new wells drilled by other operators as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells.

ESTIMATED PROVED RESERVES,
FUTURE NET REVENUES AND PRESENT VALUES

     Management for the fiscal years ending December 31, 2001, 2000, and 1999 has evaluated the Company's interests in proved developed and undeveloped oil and gas properties. All of the Company's reserves are located within the continental United States. The following table summarizes the Company's estimate of proved oil and gas reserves at December 31, 2001, 2000, and 1999.

Reserve Category

           Proved Developed        Proved Undeveloped              Total
As of    ---------------------    ---------------------    ---------------------
12/31    Oil (Bbls)  Gas (Mcf)    Oil (Bbls)  Gas (Mcf)    Oil (Bbls)  Gas (Mcf)
-----    ----------  ---------    ----------  ---------    ----------  ---------

2001       26,223     387,974        8,920       9,492       35,143     397,466
2000       31,099     460,124        9,045       9,625       40,144     469,749
1999       30,944     473,728       10,640      11,323       41,584     485,051

     The estimated future net reserves (using adjusted December 31 prices and costs for each respective year), and the present value of future revenues (discounted at 10%) for the Company's proved developed and proved undeveloped oil and gas reserves, for the years ended December 31, 2001, 2000, and 1999 are summarized as follows:

             Proved Developed            Proved Undeveloped                Total
         -------------------------    -------------------------    -------------------------
         Future Net  of Future Net    Future Net  of Future Net    Future Net  of Future Net
12/31     Revenue       Revenue        Revenue       Revenue        Revenue       Revenue
-----    ----------  -------------    ----------  -------------    ----------  -------------

2001     $1,102,845       $737,171      $160,679       $108,180    $1,263,524       $845,351
2000     $1,867,091     $1,113,293      $205,698       $127,986    $2,072,789     $1,241,279
1999     $1,170,625       $759,735      $178,508       $115,852    $1,349,133       $875,587

     "Proved developed" oil and gas reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relative major expenditure is required for recompletion.

     For additional information concerning oil and gas reserves, see Supplemental Information - Disclosures about Oil and Gas Producing Activities
- Unaudited, included with the Financial Statements filed as a part of this report.

     Since December 31, 2001, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.

Oil and Gas Acreage

     During the last five fiscal years, the Company decreased its holdings in undeveloped oil and gas leases and generally increased its holdings in developed oil and gas leases. The Company increased its acreage position in 1998, but its holdings have remained relatively static during the fiscal years ending
December 31, 2001 and 2000.

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

     The acreage is concentrated in Alabama, Michigan, Oklahoma, Texas, and Utah and is widely dispersed in Colorado, Montana, New Mexico, North Dakota, and Wyoming.

COMPANY'S INTEREST IN PRODUCTIVE WELLS
(Gross and Net)

     The following table shows the Company's interest in productive wells as of December 31, 2001.

                    Oil Wells (1)              Gas Wells (2)
                    -------------              -------------
                    Gross     Net              Gross     Net
                    -----   -----              -----   -----

                     206     1.81                42      2.1

(1) Primarily located in the Bluebell-Altamont field in Northeastern Utah. These wells include some natural gas production, but are primarily oil wells.

(2) Primarily located in Rio Blanco and LaPlata Counties, Colorado; Beaver, Woodward and Kingfisher Counties, Oklahoma; San Juan County, New Mexico; Otsego County, Michigan; Campbell County, Wyoming; and Duchesne County, Utah.

HISTORICAL PRODUCTION TO COMPANY

     The following table shows approximate net production to the Company of crude oil and natural gas for the years ended December 31, 2001, 2000 and 1999:

                                  Crude Oil           Natural Gas
                                  (Barrels)    (Thousands of Cubic Feet)
                                  ---------    -------------------------
Year Ended December 31, 2001:       4,760                57,804
Year Ended December 31, 2000:       4,909                71,487
Year Ended December 31, 1999:       4,610                74,300

     Croff has no delivery commitments with respect to the above production of oil and natural gas, since Croff is not the operator, but allows the operator to contract for delivery. The Company is unaware of the circumstances of any delivery commitments on royalty well.

AVERAGE SALES PRICE AND COSTS

     The following table shows the approximate average sales price per barrel
(oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues for 1999, 2000, and 2001.

                                                 1999      2000      2001
                                                ------    ------    ------

Average sales price per Bbl of oil              $16.65    $27.73    $22.42
Average production cost per Bbl                 $ 5.82    $ 6.59    $ 7.82
Average sales price per Mcf of natural gas      $ 1.95    $ 3.27    $ 3.50
Average production cost per Mcf of natural gas  $  .53    $  .83    $  .95

     The average production cost for oil increased in 2001 due to higher taxes on oil wells when compared to 2000, because of higher oil prices.

     The average production cost for oil was higher in 1999, when compared to 1998; $5.82 per barrel in 1999 and $5.57 per barrel in 1998. Production costs per barrel of oil increased due to an increase in the price of oil, which increased the amount of production taxes, and higher prices for goods and services in the oilfield.

     The average cost for natural gas increased in 2001 due to higher workover expenses on the wells, as well as higher production taxes because of much higher natural gas prices. To a lesser extent, the costs of goods and services in the oilfield also increased.

     The average cost for natural gas increased in 2000 due to higher production taxes because of much higher natural gas prices. To a lesser extent, the costs of goods and services in the oilfield also increased.

     The Company conducts its oil and gas operations from Denver, Colorado.

Corporate Offices and Employees

     The corporate offices are located at 621 17th Street, Suite 830, Denver, Colorado 80293. The Company is not a party to any lease, but during 2001 paid $2,000 per month to Jenex Petroleum Corporation, which is owned by the Company's President, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. Jenex Petroleum Corporation also provides assistance from a geologist. The Company's expenses for these services were approximately $20,000 per year for the previous five years.

     The Company currently has five (5) directors. The Company has one part-time employee, the President, and two part-time contract workers. The part-time contract workers are provided to the Company as part of its office lease and overhead agreement. The President and the contract workers work from the Company's corporate offices. None of the officers or employees are represented by a union.

Foreign Operations and Subsidiaries

     The Company has no foreign operations, exports, or subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal actions of a material nature in which the Company is engaged.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 9, 2001, the annual meeting of shareholders was held. The shareholders elected the five board members listed under Item 10, and ratified Causey Demgen & Moore, Inc. as independent auditors of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

     On February 28, 1996, the shareholders approved the issuance of the preferred B stock to be issued to each common shareholder on the basis of one share preferred B for each share of common stock. The Company in the fourth quarter of 1996 issued all of the preferred shares and delivered the preferred B shares to each of the shareholders for which it had a current address. The preferred B shares have an extremely limited market, but are traded from time to time through a Clearinghouse held by the Company. The Company established a bid and ask format, whereby any shareholder may submit a bid or ask price for each preferred B share. During the first bid and ask period in 1997, bids of $.75 were received and asked prices of $.75 and $.90 were received, and 13,365 preferred B shares were traded at $.75 or $.90. In 1998, the bid prices received were $.90-$1.00 and approximately 31,110 shares were traded at this price. In 1999, only 550 shares were traded. In 2000, the Company traded
7,370 shares at a price of $1.05 per share. The Company is acting as its own transfer agent; with respect to these preferred B shares only. The Company plans to launch, during the second quarter of 2002, an Internet based Clearinghouse at www.croff.com that will operate 365 days a year.

     In November 1991, the common stock was reversed split, 1:10, and a trading range of approximately $1.00 to $1.10 per bid was established and prevailed for approximately four years. A few transactions were conducted in the pink sheets, but the stock was not listed on any exchange and did not qualify to be listed on the NASDAQ small cap exchange. Therefore, there has been almost no trading in the Company's securities during the last five years. The Company has purchased common stock on an unsolicited basis during this period at a price of $.80 to $1.00 per common share and certain limited transactions known to the Company were traded within this same range. The chart below shows the limited trading of which the Company is aware during the last three years.

     The trading range for 2001 is shown for preferred shares and common shares as a guide to the shareholders as to what transactions have either taken place or of which the Company is aware of the bid or ask price. One of the principal reasons for issuance of the Preferred B shares was to attempt to use the common shares of the Company to grow the Company to a size whereby an active trading market will develop. The Company qualified the stock for over the counter trading in 2000, and obtained a symbol "CRFF" from NASDAQ.


COMMON SHARES - 566,060 SHARES OUTSTANDING FOR 2001
                (The following data is generated solely from private
                 transactions or internal purchases by the Company)

BID RANGE
                Calendar Quarter                   Bid         Asked
                ----------------                 ------       ------

        1999:   First Quarter                     $ .75        $ .85
                Second Quarter                    $ .95        $1.00
                Third Quarter                     $ .75        $ .90
                Fourth Quarter                    $ .65        $ .80
        2000:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.00
        2001:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.00


     Only a few transactions resulting in the transfer of stock took place in 1999, 2000 or 2001. In 2001, the Company repurchased less than 1,000 shares at the request of estates or widows at a price of $1.00.

     As of December 31, 2001, there were approximately 1,100 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

PREFERRED "B" SHARES- 540,659 SHARES OUTSTANDING
                      (The following data is generated solely from private
                       transactions or internal purchases by the Company)

BID RANGE
                Calendar Quarter                   Bid         Asked
                ----------------                 ------       ------

        1999:   First Quarter                     $ .85        $ .90
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading
        2000:   First Quarter                  No Trading   No Trading
                Second Quarter                    $1.05        $1.05
                Third Quarter                     $1.05        $1.05
                Fourth Quarter                    $1.05        $1.05
        2001:   First Quarter                  No Trading   No Trading
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading

</TABLE

ITEM 6.  SELECTED FINANCIAL DATA

Fiscal Year Ended December 31:

                          1997        1998        1999        2000        2001
                        --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA

Operations
  Oil and Gas           $193,099    $193,971    $214,190    $368,022    $332,573
  Other Revenues        $ 14,790    $  4,417    $  4,115    $  1,347    $ 32,652
Expenses                $220,627    $213,970    $205,875    $237,701    $303,690
  Net Income<loss>      $(12,738)   $(15,582)   $ 12,430    $131,668    $ 61,535
  Per Common Share      $ (.12)	    $ (.01)     $    *	    $  .01	$  .06
Working capital         $205,339    $  1,866    $ 90,697    $273,295    $385,816
Dividends per share       NONE        NONE         NONE	       NONE        NONE
* - Less than .01 per share

BALANCE SHEET DATA

Total assets            $504,875    $508,847    $498,162    $628,172    $695,124
Long-term debt*           NONE        NONE         NONE	       NONE        NONE
Stockholders' equity    $497,892    $458,123    $480,353    $611,966    $672,085

** - There were no long-term obligations from 1997-2001.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   The Company's discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows. The Company accounted for its Oil and gas properties under the successful efforts method of accounting. The Company periodically evaluates its Oil and gas properties for possible impairment. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

Results of Operations

     Oil and natural gas sales in 2001 were $332,573 compared to $368,022 in 2000. The major factors in this decrease in revenue was the combination of price and production for oil and natural gas. The average sale price of oil in 2001 for the Company was $22.42 compared to $27.73 in 2000. The average sale price of natural gas in 2001 for the Company was $3.50 per Mcf, compared to $3.27 per Mcf in 2000. Production of oil decreased approximately 3% in 2001, while production of natural gas decreased approximately 19%. Natural gas production decreased primarily for two reasons. The Company's Fannie Brown well located in Oklahoma was shut down during a workover during the last two quarters of the year 2001. In addition, natural gas production was decreased as the operators of the Company's wells slowed production due to low demand during the fourth quarter of 2001. During 2001, the Company realized a gain on the sale of marketable equity securities totaling $22,193. Interest and dividend income increased approximately 50% during 2001 to $10,459 from $6,970 in 2000. The Company earned higher interest and dividend income due to an increase in the value of the Company's cash and cash equivalents.

     Oil and natural gas sales in 2000 were $368,022 compared to $214,190 in 1999. The major factor in this increase in revenue was the higher prices for oil and natural gas. The average sale price of oil in 2000 for the Company was

$27.73 compared to $16.65 in 1999. The average sale price of natural gas in 2000 for the Company was $3.27 per Mcf, compared to $1.95 per Mcf in 1999. This material increase in price resulted in the higher revenues and the higher profits for the Company. Actual production of oil in 2000 was approximately equal to that of 1999 while actual production of natural gas showed a slight decrease. Other income increased in 2000 to $6,970 from $1,552 in 1999. This was due to additional interest earned from the Company's larger accumulated cash position.

     Lease operating expense, which includes all production related taxes increased by approximately $28,000 in 2001, to $116,190 compared to $87,921 in 2000. The primary reason for this increase was the expenditure of $22,000 incurred in a five percent participation in an unsuccessful new well in Oklahoma. In addition to the lease operating expenses, there was an impairment loss during 2001 in the amount of $34,107 due to the significant decrease in production of the Fannie Brown well in Oklahoma.

     Lease operating expenses, which includes all production related taxes, increased significantly in 2000 to $87,921 compared to $66,532 in 1999. Most of this increase was due to the increase in production taxes, which are based upon a percentage of total revenues. Theses taxes, generally known as severance taxes, increased proportionally with the revenues. In addition, after the period of lower oil prices in 1998 and 1999, there were more workovers and reworks on existing wells in the year 2000 than during the previous two years.

     General and administrative expense increased approximately $7,400 to $113,393 in 2001 from $105,945 in 2000. This increase was due in part to an increase of $400 per month in overhead paid to Jenex Petroleum Corporation, which is owned by the Company's President, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting, and additional expenses for boards meetings and shareholder meetings.

     General and administrative expenses, including certain overhead expenses paid to a related party, increased to $105,945 in 2000 from $87,464 in 1999. This increase was primarily due to expenses associated with the annual meeting in 2000, which it did not do in 1999. In addition the Company expended additional monies for legal work in order to qualify the Company to go on the NASDQ bulletin board market. In 2000 the Company also paid the Company's contribution to the President's retirement account, which had been deferred in 1999 due to low prices.

Capital Resources and Liquidity

     At December 31, 2001, the Company's current assets totaled $408,855 compared to current liabilities of $23,039. At December 31, 2000, the Company's current assets totaled $289,501 compared to current liabilities of $16,206. Working capital at December 31, 2001 totaled $385,816, an increase of 41% compared to $273,295 at December 31, 2000. The Company had a favorable current ratio at December 31, 2001 of approximately 18:1. On June 15, 2001, the Company loaned $15,000 to Reef Energy Corporation, a company in which Croff's President owns approximately one-fourth interest. This short-term secured note bears interest at 10% per annum. In December 2001, the Company loaned three of its Directors a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due December 31, 2002 bear interest at 6% per
annum.   For 2002, the Company expects to continue to operate at a positive cash flow and intends to resume purchasing oil and natural gas leases. The Company has no short-term or long-term debt at this time.

     At December 31, 2000, the Company's current assets totaled $289,501 compared to current liabilities of $16,206. At December 31,1999, the Company's current assets totaled $108,506 compared to current liabilities of $17,809.
This resulted in the Company having a current asset to current liabilities ratio of approximately 18:1, in 2000.

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

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officer and Significant Employees.

     The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard
H. Mandel, Edwin W. Peiker, and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The following is provided with respect to each officer and director of the Company as of March 22, 2002.

GERALD L. JENSEN, 62, PRESIDENT AND DIRECTOR

     President of Croff Oil Company since October 1985. Mr. Jensen has been an officer and director of Jenex Petroleum Corporation, a private oil and gas company, for over ten years, and an officer and director of other Jenex companies. In 2000, Mr. Jensen became Chairman of Provisor Capital Inc., a private finance company. Mr. Jensen was a director of Pyro Energy Corp., a public company (N.Y.S.E.) engaged in coal production and oil and gas, from 1978 until it was sold in 1989. Mr. Jensen is also an owner of private real estate, finance, and oil and gas companies.

STUART D. KROONENBERG, 33, CHIEF FINANCIAL OFFICER

     Mr. Kroonenberg has been the Company's Chief Financial Officer since
May 2001.   Mr. Kroonenberg has over ten years experience as a CPA, including two years as an Assurance Services Manager, for a large international CPA firm. Mr. Kroonenberg has extensive experience working with small and mid-size public and privately held companies. Mr. Kroonenberg is a contract employee of the company described in Item 13.

RICHARD H. MANDEL, JR., 72, DIRECTOR

     Mr. Mandel has been a director of Croff Enterprises, Inc. since 1986.
Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and gas producing company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado.

DILWORTH A. NEBEKER, 61, DIRECTOR

     Mr. Nebeker served as President of Croff from September 2, 1983 to June 24, 1985, and has been a director of Croff since December 1981. He has been a lawyer in private practice for more than ten years. Prior thereto, he was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.

EDWIN W. PEIKER, JR., 70, DIRECTOR AND SECRETARY

     Mr. Peiker currently serves as director and secretary of Croff. He was President of Royal Gold, Inc., from 1988 through 1991, and continues to be a director. Since 1986, Mr. Peiker has been a Vice President and Director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities. Prior thereto he was involved in private investments in oil and gas exploration and production. Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983.

JULIAN D. JENSEN, 54, DIRECTOR

     Mr. Jensen is the brother of the Company's president and has served as legal counsel to the Company for the past eight years. Mr. Jensen has practiced primarily in the areas of corporate and securities law, in Salt Lake City, Utah, since 1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin, Carman, Dibb & Jackson, which acts as legal counsel for the Company.

     The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Remuneration

     During the fiscal year ended December 31, 2001, there were no officers, employees or directors whose total cash or other remuneration exceeded $80,000.

<CAPATION>









     Summary Compensation Table

     2001 Compensation Gerald L. Jensen, President. (No other executive salaries)

                               Annual Compensation     Awards    Long Term Compensation Payouts
                             ----------------------  ----------  ------------------------------
                                                                    Number     Long
                                                                    Shares     Term
                                              Other  Restricted    Covered    Incen.
       Name and                              Annual    Stock      by Option    Plan   All Other
       position         Year  Salary  Bonus   Comp.    Awards       Grant     Payout    Comp.
----------------------  ----  ------  -----  ------  ----------  ----------   ------  ---------

Gerald L. Jensen
President and Chairman  2001 $54,000   $0      $0        $0        20,000        $0    $1,620(1)

                        2000 $54,000   $0      $0    $21,000(2)    20,000        $0    $1,620(1)
                                                                   Pfd. B(2)
                        1999 $51,000   $0      $0        $0        20,000        $0       $0

     (1) Company IRA Contribution
     (2) The preferred B warrants were added to existing common warrants in 1996.


     Gerald L. Jensen is employed part time as the President and Chairman of Croff Enterprises, Inc. Directors, excluding the President, are not paid a set salary by the Company, but are paid $350 for each half-day board meeting and $500 for each full-day board meeting.

Proposed Remuneration:

     During 2002, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $500 for a full day meeting. Based on the proposed remuneration, for the fiscal year ending December 31, 2002, no officer or director shall receive total cash remuneration in excess of $80,000.

Options, Warrants or Rights

     The Company has no outstanding stock options, warrants or rights as of December 31, 2001. During 2001, 40,000 warrants were exercised and 10,000 warrants expired. In December 2001, the Company loaned three of its directors a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due December 31, 2002 bear interest at 6% per annum.

     Directors were authorized and issued stock warrants in 1991, that essentially provide each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant is for 20,000 shares. The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. In 1996, the warrants were modified to include an equal number of preferred B shares for each common share grantor. During 1999, warrants to purchase 10,000 shares, of both common and preferred B stock, were exercised, respectively. Also in 1999, the Board extended the expiration date for the warrants to purchase common stock and preferred B stock to December 31, 2001. Currently, the Company has no outstanding options or warrants. In 2001, 40,000 warrants were exercised and 10,000 warrants expired.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(b)	Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of Common stock and preferred B stock of the Company as of December 31, 2001, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.

<CAPTION
                                         Shares of     Percentage of    Shares of     Percentage
                                           Owned          Common       Stock Owned    Preferred
                                        Beneficially       Stock       Beneficially     Stock
                                        ------------   -------------   ------------   ----------

Gerald L. Jensen                         213,345(1)        37.7%          233,022        43.1%
  621 17th Street, Suite 830
  Denver, Colorado 80293

Edwin W. Peiker, Jr.                       4,000            0.7%            4,000         0.7%
  550 Ord Drive
  Boulder, Colorado 80401

Dilworth A. Nebeker                        2,900            0.5%            2,900         0.5%
  309 Samarkand Drive
  Santa Barbara, California 93105


Richard H. Mandel, Jr.                    10,100            1.8%           16,202         3.0%
  3333 E. Florida #94
  Denver, Colorado 80210

Julian D. Jensen                          46,532 (2)        8.2%	   46,532         8.6%
  311 South State Street, Suite 380
  Salt Lake City, Utah 84111

Directors as a Group                     276,877            48.9%         302,656        56.0%

  (1) Includes 132,130 shares of Common and 132,130 shares preferred B held by Jensen Development Company which is primarily owned by Gerald L. Jensen.

  (2) Includes shares held in Jensen Family Trust (31,532) in which Julian D.
      Jensen is the Trustee and approximate 43% beneficial owner.  Mr. Gerald
      L. Jensen holds an approximate 38% beneficial interest in these Trusts.


Rule 405 Disclosures

     The registrant, in accordance with the requirements of the SEC Rule 405 of Regulation S-K, discloses that it has become aware that certain 5% or greater shareholders of its outstanding stock did not timely file reports on Forms 4 and 5 for the calendar year ending December 31, 2001. Set out below is the shares, which should have been subject to the Form 4 and 5 filings by the respective shareholders. The Company is contemporaneously filing these forms with this report and has implemented procedures to attempt to prevent any delinquency in these types of reports in the future. The Company wishes to also note that a full and accurate description of all shares held by principal officers and each of the following parties has been contained in the description of security ownership by all persons owning 5% or more of the shares of the Company in the above tables under this section. Based upon the foregoing, the Company now represent as follows:

  (1) Mr. Gerald L. Jensen, President of the Company, exercised a warrant in December 2001 to acquire 20,000 shares of the Company's preferred B stock and 20,000 shares of the Company's common stock, which increased his beneficial ownership in the Company's preferred B stock from 42.5% to 43.1% and increased his beneficial ownership in the Company's common stock from 36.8% to 37.7%; as reported above.

  (2) Mr. Julian D. Jensen, a Director, exercised a warrant in December 2001 to acquire 10,000 shares of the Company's preferred B stock and 10,000 shares of the Company's common stock, which increased his beneficial ownership in the Company's preferred B stock from 7.3% to 8.6% and increased his beneficial ownership in the Company's common stock from 6.9% to 8.2%; as reported above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently is in an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", which is owned by the Company's

President. The Company is not a party to any lease, but during 2001 paid $2,000 per month to Jenex, which is owned by the Company's president, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. Mr. Stuart Kroonenberg, the Chief Financial Officer of the Company, is paid by Jenex pursuant to this arrangement, but serves as an officer of Croff. These arrangements were entered into in order to reduce the Company's overhead. The Company is currently continuing this arrangement on a month-to-month basis. During 2001, Jenex provided similar services to another two companies in which the Company's President has a direct ownership interest. In the opinion of management, the amounts paid by Croff to Jenex for the personnel, office, equipment use, and other services are below the cost for such items if independently obtained.

     On June 15, 2001, the Company loaned $15,000 to a related party corporation, who's President is also the President of the Company. This short-term secured note bears interest at 10% per annum.

     In December 2001, the Company loaned Messrs.Gerald Jensen, Julian Jensen and Richard Mandel, three of its Directors, a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due December 31, 2002 bear interest at 6% per annum.

     The Company retains the legal services of Jensen, Duffin, Carman, Dibb & Jackson. Julian Jensen, a Director of the Company, is part of this professional corporation. Legal fees paid to this law firm for the years ending 2001, 2000, and 1999 are $1,800, $2,375 and $329, respectively.

     In 2001 the Company considered acquiring in Reef Energy Corporation, a private oil and gas firm, in which the Company's President had purchased approximately one-fourth interest. The Company loaned Reef Energy, as part of a larger loan, $15,000 secured by assets of Reef Energy. Reef Energy is currently attempting to sell assets to repay this loan.

     Effective April 1, 1998, the Company purchased six working interests in Oklahoma natural gas wells from St. James Oil Ltd. a company owned by a brother of the Company's President. The price of $208,000 was slightly less than an unaffiliated parties offer, to St. James Oil Ltd., which offer, however, included the third party taking over operations from Jenex. As part of this transaction, Gerald Jensen, the Company's President, purchased the one half ownership of Jenex which he did not already own, and Jenex then retained operations of these wells, but agreed to rebate to Croff $150 of the operating fees per well, each month, or a total of $900 per month as long as Jenex operated the wells and Croff retained its interest. Croff then agreed to purchase the wells for $208,000. The Board of Directors approved this acquisition in March 1998, with the President abstaining from the vote.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. See index to financial statements, financial statement schedules, and supplemental information as referenced in Part II, Item 8, and the financial index on Page F-1 hereof. These reports are attached as Exhibits and are incorporated herein.
Reports on Form 8-K: None
Exhibit Index
Index & Financial statements, schedules, and supplemented information.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                        REGISTRANT:

                                        CROFF ENTERPRISES, INC.

Date: March 22, 2002                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: March 22, 2002                    By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.



Date: March 22, 2002                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President


Date: March 22, 2002                    By: /S/Richard H. Mandel, Jr.
     ----------------                      ------------------------------
                                           Richard H. Mandel, Jr., Director


Date: March 22, 2002                    By: /S/Edwin Peiker, Jr.
     ----------------                      ------------------------------
                                           Edwin Peiker, Jr., Director


Date: March 22, 2002                    By: /S/Dilworth A. Nebeker
     ----------------                      ------------------------------
                                           Dilworth A. Nebeker, Director


Date: March 22, 2002                    By: /S/Julian D. Jensen
     ----------------                      ------------------------------
                                           Julian D. Jensen, Director

                            CROFF ENTERPRISES, INC.
                  INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                          AND SUPPLEMENTAL INFORMATION



                                                                    Page Number
                                                                    -----------

I.   Financial Statements


     Report of Independent Certified Public Accountants.................F-2


     Balance Sheets as of December 31, 2000 and 2001....................F-3


     Statements of Operations for the years ended December 31,
     1999, 2000 and 2001................................................F-4


     Statements of Stockholders' Equity for the years ended
     December 31, 1999, 2000 and 2001...................................F-5


     Statements of Cash Flows for the years ended December 31,
	  1999, 2000 and 2001...........................................F-6


     Notes to Financial Statements......................................F-7




II.  Supplemental Information - Disclosures About Oil and
	  Gas Producing Activities - Unaudited..........................F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Croff Enterprises, Inc.


     We have audited the balance sheets of Croff Enterprises, Inc. at December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Denver, Colorado
March 21, 2002	                                      CAUSEY DEMGEN & MOORE INC.

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                            December 31, 2000 and 2001

                                                          2000          2001
                                                       ----------    ----------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  191,634    $  338,870
  Marketable equity securities, available for sale          6,125         4,600
  Accounts receivable                                      91,742        49,226
  Notes receivable, related parties                             -        16,159
                                                       ----------    ----------
                                                          289,501       408,855
                                                       ----------    ----------
Oil and gas properties, at cost, successful efforts method:
  Proved properties                                       611,960       578,091
  Unproved properties                                      97,102        97,102
                                                       ----------    ----------
                                                          709,062       675,193
  Accumulated depletion and depreciation                 (370,391)     (388,924)
                                                       ----------    ----------
                                                          338,671       286,269
                                                       ----------    ----------
    Total assets                                       $  628,172    $  695,124
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   10,838    $   17,568
  Accrued liabilities                                       5,368         5,471
                                                       ----------    ----------
                                                           16,206        23,039
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 500,659 and 540,659 shares
    issued and outstanding                                475,359       397,085
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 589,143 and 629,143 shares issued
    and outstanding                                        58,914        62,914
  Capital in excess of par value                          415,797       530,071
  Treasury stock, at cost, 62,883 and 63,083
    shares issued and outstanding                         (82,951)      (83,151)
  Accumulated other comprehensive loss                          -        (1,150)
  Accumulated deficit                                    (255,153)     (193,618)
  Notes receivable from directors                               -       (40,066)
                                                       ----------    ----------
                                                          611,966       672,085
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  628,172    $  695,124
                                                       ==========    ==========

               See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1999, 2000 and 2001

                                            1999          2000          2001
                                         ----------    ----------    ----------

Revenues
  Oil and gas sales                      $  214,190    $  368,022    $  332,573
  Gain on disposal of oil and gas
    properties                                2,563        (5,623)            -
  Gain on sale of marketable equity
    securities                                    -             -        22,193
  Other income                                1,552         6,970        10,459
                                         ----------    ----------    ----------
                                            218,305       369,369       365,225
                                         ----------    ----------    ----------

Expenses
  Lease operating expense including
    production taxes                         66,532        87,921       116,190
  General and administrative                 68,264        86,745        89,393
  Overhead expense, related party            19,200        19,200        24,000
  Impairment of oil and gas properties        2,819             -        34,107
  Depletion and depreciation                 48,665        43,835        40,000
  Interest                                      395             -             -
                                         ----------    ----------    ----------
                                            205,875       237,701       303,690
                                         ----------    ----------    ----------

  Net income                                 12,430       131,668        61,535
  Net income applicable to
    preferred B shareholders                 14,000       125,000        30,000
                                         ----------    ----------    ----------
  Net income (loss) applicable to
    common shareholders                  $   (1,570)   $    6,668    $   31,535
                                         ==========    ==========    ==========
  Basic and diluted net income (loss)
    per common share                     $   (*)       $   .01       $   .06
                                         ==========    ==========    ==========

*less than $.01 per share





               See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 2000 and 2001

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 1998                490,859  $329,559   579,143  $ 57,914  $  552,797  $(82,896) $           -   $ (399,251)

  Stock warrants exercised                   10,000     7,000    10,000     1,000       2,000         -              -            -
  Purchase and retirement of
    shares of preferred B stock                (200)     (200)        -         -           -         -              -            -
  Net income for the year ended
    December 31, 1999                             -         -         -         -           -         -              -       12,430
  Preferred stock reallocation                    -    14,000         -         -     (14,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at December 31, 1999                500,659   350,359   589,143    58,914     540,797   (82,896)             -     (386,821)
  Purchase of 55 shares of
    treasury stock                                -         -         -         -           -       (55)             -            -
  Net income for the year ended
    December 31, 2000                             -         -         -         -           -         -              -      131,668
  Preferred stock reallocation                    -   125,000         -         -    (125,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance	 at December 31, 2000               500,659   475,359   589,143    58,914     415,797   (82,951)             -     (255,153)

  Stock warrants exercised                   40,000    28,000    40,000     4,000       8,000         -              -            -
  Purchase of 200 shares of
    treasury stock                                -         -         -         -           -      (200)             -            -
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -         (1,150)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       61,535
  Stock reallocation                              -  (136,274)        -         -     136,274         -              -            -
  Preferred stock reallocation                    -    30,000         -         -     (30,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

              See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 2000 and 2001

                                            1999          2000          2001
                                         ----------    ----------    ----------
Cash flows from operating activities:
  Net income                             $   12,430    $  131,668    $   61,535
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation               48,665        43,835        40,000
    Loss on disposal or impairment of
      property                                  256         5,623        34,107
    Realized gain on marketable equity
      securities                             (1,250)       (1,750)      (22,193)
    Other items, net                              -         1,527           375
    Changes in operating assets and
      liabilities:
      Accounts receivable                   (11,244)      (45,327)       42,516
      Accrued interest on notes receivable        -             -        (1,225)
      Accounts payable                        4,383        (3,613)        6,730
      Accrued liabilities                    (4,707)        2,010           103
                                         ----------    ----------    ----------
  Net cash provided by operating
    activities                               48,533       133,973       161,948
                                         ----------    ----------    ----------
Cash flows from investing activities:
  Purchase of marketable equity securities        -             -       (72,931)
  Proceeds from sale of marketable equity
    securities                                    -             -        95,124
  Notes receivable issued                         -             -       (15,000)
  Additions to oil and gas properties             -             -       (21,705)
  Distribution from a coal investment         8,458             -             -
                                         ----------    ----------    ----------
  Net cash provided by (used in)
    investing activities                      8,458             -       (14,512)
                                         ----------    ----------    ----------
Cash flows from financing activities:
  Exercise of stock warrant                  10,000             -             -
  Purchase of preferred B stock                (200)            -             -
  Purchase of treasury stock                      -           (55)         (200)
  Repayment of note payable                 (23,369)            -             -
                                         ----------    ----------    ----------
  Net cash (used in) financing activities   (13,569)          (55)         (200)
                                         ----------    ----------    ----------
Net increase in cash and
  cash equivalents                           43,422       133,918       147,236
Cash and cash equivalents
  at beginning of year                       14,294        57,716       191,634
                                         ----------    ----------    ----------
Cash and cash equivalents
  at end of year                         $   57,716    $  191,634    $  338,870
                                         ==========    ==========    ==========
Supplemental disclosure of non-cash investing and financing activities:
     In December 2001, the Company received notes from certain Directors associated with the exercise of $40,000 in stock warrants.  During the year ended December 31, 2001, the Company has unrealized losses on available for sale securities in the amount of $1,150.

               See accompanying notes to the financial statements.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 1999, 2000 and 2001



1. ORGANIZATIONS AND NATURE OF BUSINESS

     Croff Enterprises, Inc. (the Company) is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, and Wyoming. Over the past ten years, the Company's primary source of revenue has been oil and gas production from leases and producing mineral interests. Croff participates as a working interest owner in approximately 42 wells. Croff holds small royalty interests in over 200 wells.

     The Company was incorporated in Utah in 1907 as Croff Mining Company.
The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company, however, continues to operate its oil and gas properties as Croff Oil Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing activities

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

     Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

Lease bonuses

     The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income). The Company received no lease bonuses in 1999 and 2000. In 2001, the Company received lease bonuses totaling $2,220, which was included in other income.

                            CROFF ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
               For the years ended December 31, 1999, 2000 and 2001



Depreciation and depletion

     The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

Impairment of assets

     Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. There was no impairment loss during 1999 and 2000.
There was an impairment loss during 2001 in the amount of $34,107 due to the significant decrease in production from the Fannie Brown well in Oklahoma.

     In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long- Lived Assets. This standard addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Lon-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of the sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position, result of operations, or cash flows.

Revenue recognition

     Oil and gas revenues are accounted for using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced. Oil and gas imbalances and related value at December 31, 1999, 2000 and 2001 were insignificant.

Risks and uncertainties

     Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in prices received could have a significant impact on future results.

                             CROFF ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                For the years ended December 31, 1999, 2000 and 2001



Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of other comprehensive income net of the related tax effects for the twelve months ended December 31, 2001 totaled $1,150 are related to a net unrealized loss on the Company's marketable equity securities, which are available for sale.

Fair value of financial instruments

     The carrying amounts of financial instruments including cash and cash equivalents, marketable equity securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as of December 31, 2000 and 2001.

Concentrations of credit risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions. At times during the year, the balance at any one financial institution may exceed FDIC limits.

Derivative instruments and hedging activities

     The Company has not entered into commodity derivative contracts or fixed-price physical contracts to manage its exposure to oil and gas price volatility, the Company's principal activity is oil and gas production from non-operated properties.

Stock warrants

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" related to its stock warrants.

Cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

                              CROFF ENTERPRISES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 1999, 2000 and 2001



Marketable equity securities

     The Company has designated its marketable equity securities as "securities available for sale" pursuant to Statement of Financial Accounting Standards
No. 115, Accounting for Certain Investments in Debt and Equity Securities. The net unrealized gain related to these securities before taxes were $0 and $1,150 at December 31, 2000 and 2001 and is reflected as another comprehensive loss. During 2001, a portion of the available-for-sale securities was sold for $95,124 resulting in a net gain before taxes of $22,193 based upon historical cost.

Accounts receivable

     The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become un-collectible, they will be charged to operations when that determination is made.

Income taxes

     The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided using a liability approach based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Net income (loss) per common share

     In accordance with the provisions of SFAS No. 128, "Earnings per Share," basic income (loss) per common share amounts were computed by dividing net income (loss) after deduction of the net income attributable to the preferred B shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share assumes the conversion of all securities that are exercisable or convertible into either preferred B or common shares that would dilute the basic earnings per common share during the period. The increase in potential shares used to determine dilutive income (loss) per share for the years ended December 31, 1999 and 2000 is attributable to dilutive stock warrants. All of the Company's outstanding stock warrants were either exercised or expired on or prior to December 31, 2001.

Use of estimates

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

                          CROFF ENTERPRISES, INC.
                       NOTES TO FINANCIAL STATEMENTS
             For the years ended December 31, 1999, 2000 and 2001



3. RELATED PARTY TRANSACTIONS

     The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 1999, 2000 and 2001 amounted to $329, $2,375 and $1,800, respectively.

     The Company has a month-to-month agreement with an affiliated company to provide for office services and subleased office space for $1,600 per month through December 31, 2000 and increasing to $2,000 per month on January 1, 2001. Accrued liabilities at December 31, 1999, 2000 and 2001 included $1,600, $1,600 and $0 due to the affiliated company pursuant to this agreement.

     On June 15, 2001, the Company loaned $15,000 to a related Corporation who's President is also the President of the Company. The short-term secured note bears interest at 10% per annum.

Purchase of proved oil and gas properties

     On April 7, 1998, the Company purchased certain working leasehold interests in oil and gas wells in Oklahoma, from an affiliated company, for cash in the amount of $208,000. Another affiliated entity is the operator of these wells, and has offered to offset the Company's lease operating expenses on these wells in the amount of $150 per month per well (an aggregate of $900 per month) for as long as the Company owns the wells. In October 1998, this amount was increased to $180 per month per well (an aggregate of $1,080 per month). In January 2000, the offset was returned to the original $900 per month aggregate ($150 per well). During the years ending December 31,1999, 2000 and 2001, $10,720, $10,800 and $10,800, respectively, has been offset against lease operating expense, in this manner.

4. STOCKHOLDERS' EQUITY

     During 2001, the Board determined that the cash of the Company, which had been building during a period of high oil prices, should be formally allocated between the common stock and the preferred B stock. The Board decided to allocated $250,000 cash to the common stock and the balance of cash remaining with the preferred B stock. The Board then determined that all future oil and gas cash flow would be allocated solely to the preferred B stock. The Company established separate investment accounts for the preferred B and common stock investments.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 1999, 2000 and 2001



     The Company has no outstanding stock options, warrants or rights as of December 31, 2001. During 2001, warrants to purchase 40,000 common shares and 40,000 Class B Preferred shares were exercised by the Directors providing full recourse notes receivable to the Company for $40,000 and 10,000 warrants to purchase 10,000 common shares and 10,000 Class B Preferred shares expired.

     Directors were authorized and issued stock warrants in 1991 that essentially provide each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant is for 20,000 shares. The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. The warrants were again extended for two years to expire December 31, 2001. In 1996, the warrants were modified to include an equal number of Preferred B shares for each common share grantor. During 1999, warrants to purchase 10,000 shares were exercised.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the warrants. Had compensation costs for the Company's warrants been determined based on the fair value at the extension date consistent with the provision of SFAS No. 123, the Company's net earnings and earnings per share for 1999 would have decreased by $50,000 to a loss of $37,570 or $.10 per share. The
Company's net earnings and earnings per share for 2000 and 2001 would not be materially different. The fair value is estimated on the date the warrants were extended in 1999 using the Black-Scholes option-pricing model, using an expected life of 2 years, a risk-free interest rate of 6.29% and expected volatility of 28%.

     In June 2000, the Company approved the increase in the authorized Class B Preferred stock to 1,000,000 shares.

     The Class A Preferred stock was authorized for possible future capitalization and funding purposes of the Company and has not yet been designated as voting or non-voting. Presently, there are no plans or intentions to issue these shares.

     The Class B Preferred stock was authorized to allocate the existing perpetual mineral interests and other oil and gas assets of the Company for the benefit of existing stockholders while the Company pursues other business ventures. The Class B Preferred stock has no par value and limited voting privileges. The Class B Preferred stockholders are entitled exclusively to all dividends, distributions, and other income, which are based directly, or indirectly on the oil and natural gas assets of the Company. In addition, in the event of liquidation, distribution or sale of the Company, the Class B Preferred stockholders have an exclusive preference to the net asset value of the natural gas and oil assets over all other classes of common and preferred stockholders.

                            CROFF ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
               For the years ended December 31, 1999, 2000 and 2001



     The Class B Preferred shares have an extremely limited market, but are traded from time to time through a clearinghouse held by the Company. The Company established a bid and ask format, whereby any shareholder could submit a bid or ask price for each Class B Preferred share. In 1999, only 550 shares were traded. In 2000, the Company traded 7,370 shares at a price of $1.05 per share. In 2001, no shares of Class B Preferred were traded. The Company is acting as its own transfer agent, with respect to these Class B Preferred shares only.

5. INCOME TAXES

     At December 31, 2001, the Company had net tax capital loss carry-forwards
of approximately $48,300.   In addition, the Company has a depletion carryover
of approximately $400,000, which has no expiration date.

     The Company did not record an income tax provision for the years ended December 31, 1999, 2000 or 2001 due to the utilization of a tax loss carry forward. The recognized tax benefit of the utilized carry forward was approximately $1,000, $34,000 and $17,100 respectively, for the years ended December 31, 1999, 2000 and 2001. The Company has a financial statement loss carryover of approximately $159,500 remaining at December 31, 2001. The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs as well as from expired and unused tax net operating losses.

     As of December 31, 2000 and 2001, total deferred tax assets; liabilities and valuation allowance are as follows:

		                                 2000		 2001
                                               --------        --------
	Deferred tax assets resulting
	  from loss carry forwards	       $ 95,000	      $ 175,400
	Valuation allowance	                (95,000)       (175,400)
                                               --------        --------
		                               $      -       $       -
                                               ========       =========

7. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 518,000 shares in 1999, 526,000 shares in 2000 and 527,000 in 2001. Outstanding warrants were not dilutive in any of the periods presented.

                              CROFF ENTERPRISES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 1999, 2000 and 2001



8. MAJOR CUSTOMERS

     Customers, which accounted for over 10% of oil and natural gas revenues, were as follows for the years ended December 31, 1999, 2000 and 2001:

		                                1999    2000	2001
                                               ------  ------  ------
Burlington Resources Oil and Gas Company	13.2%	13.2%	13.2%
El Paso Production 	                        10.0%   11.0%	10.6%
Jenex Petroleum Corp.	                        26.9%	28.9%	24.3%


     Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

                               CROFF ENTERPRISES, INC.
                      SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



     In November, 1982, the Financial Accounting Standards Board issued and the SEC adopted Statement of Financial Accounting Standards No. 69 (SFAS 69) "Disclosures about Oil and Gas Producing Activities". SFAS 69 requires that certain disclosures be made as supplementary information by oil and gas producers whose financial statements are filed with the SEC. The Company bases these disclosures upon estimates of proved reserves and related valuations. Management of the Company, none of whom are licensed as either a petroleum reservoir engineer or geologist, compiled these estimates. No attempt is made in this presentation to measure "income" from the changes in reserves and costs.


     The standardized measure of discounted future net cash flows relating to proved reserves as computed under SFAS 69 guidelines may not necessarily represent the fair value of the Company's oil and gas properties in the market place. Other factors, such as changing prices and costs and the likelihood of future recoveries differing from current estimates, may have significant effects upon the amount of recoverable reserves and their present value.

     The standardized measure does not include any "probable" and "possible" reserves, which may exist and may become available through additional drilling activity.

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

OIL AND GAS PRICES

     During the year ended December 31, 2001, crude oil and natural gas prices were highly volatile. The average sale price of oil in 2001 for the Company was $22.42, compared to $27.73 in 2000. The average sale price of natural gas in 2001 for the Company was $3.50 per Mcf, compared to $3.27 per Mcf in 2000. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

                            CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



                   RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The results of operations for oil and gas producing activities, excluding capital expenditures, impairment charges, corporate overhead and interest expense, are as follows for the years ended December 31, 1999, 2000 and 2001:

			                   1999	       2000         2001
                                          ------      ------       ------
Revenues                                 $214,190    $368,022     $332,573
                                         --------    --------     --------

Lease operating costs                      42,829      61,202       83,700
Production taxes                           23,703      26,719       32,490
Depletion and depreciation                 48,665      43,835       40,000
                                         --------    --------     --------

                                          115,197     131,756      156,190
Income tax expense		                -	    -		 -
                                         --------    --------     --------

Results of operations from producing
  Activities (excluding capital
  expenditures, impairment charges
  corporate overhead, and interest
  expense)		                 $ 98,993     $236,266     $176,383
                                         ========     ========     ========

                             CROFF ENTERPRISES, INC.
                      SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                       NET CASH FLOWS AND CHANGES THEREIN
                     RELATING TO PROVED OIL AND GAS RESERVES

					          Year ended December 31,
                                                  -----------------------
	                                     1999	   2000	         2001
                                            ------        ------        ------
Future cash inflows                      $1,777,000    $2,507,000    $1,486,000
Future production and development costs    (428,000)     (434,000)     (223,000)
                                         ----------    ----------    ----------
					  1,349,000     2,073,000     1,263,000
Future income tax expense                         -             -      (210,000)
                                         ----------    ----------    ----------
Future net cash flows                     1,349,000     2,073,000     1,053,000

10% annual discount for
  estimated timing of cash
  flows                                    (473,000)     (832,000)     (418,000)
                                         ----------    ----------    ----------
Standardized measure of
  discounted future net
  cash flows                             $  876,000    $1,241,000    $  635,000
                                         ==========    ==========    ==========


The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance                         $675,000       $876,000    1,241,000

Evaluation of proved undeveloped
  reserves, net of future production
  and development costs                      9,000         12,000       14,000
Purchase of proved reserves                      -              -            -
Sales and transfer of oil and gas
  produced, net of production costs       (214,000)      (280,000)    (218,000)
Net increase (decrease) in prices
  and costs                                406,000        695,000     (663,000)
Extensions and discoveries                       -         20,000            -
Revisions of previous quantity estimates   (10,000)       154,000	57,000
Accretion of discount                       10,000       (236,000)     414,000
Net change in income taxes                       -              -     (210,000)
Other                                            -              -            -
                                          --------     ----------     --------
Ending balance                            $876,000     $1,241,000     $635,000
                                          ========     ==========     ========


                         CROFF ENTERPRISES, INC.
                SUPPLEMENTAL INFORMATION - DISCLOSURES
           ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                 PROVED OIL AND GAS RESERVE QUANTITIES
                     (All within the United States)

                                                      Oil        Gas
                                                   reserves   reserves
                                                    (bbls)      (mcf)
                                                   --------   --------
Balance at December 31, 1998                         49,298    424,074

  Revisions of previous estimates                    (3,104)   135,277
  Production                                         (4,610)   (74,300)
	                                           --------   --------
Balance at December 31, 1999                         41,584    485,051

  Revisions of previous estimates                     2,660     46,000
  Extensions, discoveries and other additions           800	10,198
  Production                                         (4,900)   (71,500)
	                                           --------   --------
Balance at December 31, 2000	                     40,144    469,749

  Revisions of previous estimates	               (241)   (12,479)
  Extensions, discoveries and other additions             -     (2,000)
  Production                                         (4,760)   (57,804)
                                                   --------   --------

Balance at December 31, 2001                         35,143    397,466
                                                   ========   ========

Proved developed reserves
  December 31, 1999                                  30,944    473,728
  December 31, 2000                                  31,099    460,124
  December 31, 2001                                  26,223    387,974


Costs incurred in oil and gas producing
  activities for the ended December 31,
  1999, 2000, and 2001 are as follows:

                                                1999       2000       2001
                                               ------     ------     ------
Property acquisition, exploration and
     development costs capitalized            $     -    $     -    $(21,705)
Impairment of property                          2,819          -      34,107
Production costs                               66,532	  87,921     116,190
Depletion and depreciation                     48,665     43,835      40,000


