Form 10-Q
period 2002-03-31
CROFF ENTERPRISES INC
filed 2002-05-14
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 For the period ended   March 31, 2002
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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 566,060 shares, one class only as of May 10, 2002.
================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE NINE MONTHS ENDED
MARCH 31, 2002 (UNAUDITED).
--------------------------------------------------------------------------------

                                                                Page Number
                                                                -----------

PART I.  UNAUDITED FINANCIAL INFORMATION

  Balance Sheets as of December 31, 2001 and
    March 31, 2002                                                    3

  Statements of Operations for the three months
    ended March 31, 2001 and 2002                                     4

  Statements of Stockholders' Equity for the year
    ended December 31, 2001 and the three months
    ended March 31, 2002                                              5

  Statements of Cash Flows for three months ended
    March 31, 2001 and 2002                                           6

  Notes to Unaudited Condensed Financial Statements                   7

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     7


PART II.  OTHER INFORMATION

  ITEM 5  OTHER INFORMATION                                           9

  ITEM 6(B) REPORTS ON FORM 8-K                                       9

  Signatures                                                          9

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

PART I.  UNAUDITED FINANCIAL INFORMATION

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,    March 31,
                                                          2001          2002
                                                      -----------    ----------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  338,870    $  378,361
  Marketable equity securities, available for sale          4,600         4,000
  Accounts receivable                                      49,226        35,704
  Notes receivable, related parties                        16,159        16,893
                                                       ----------    ----------
                                                          408,855       434,958
                                                       ----------    ----------
Oil and gas properties, at cost, successful efforts method:
  Proved properties                                       578,091       578,091
  Unproved properties                                      97,102        97,102
                                                       ----------    ----------
                                                          675,193       675,193
  Accumulated depletion and depreciation                 (388,924)     (396,924)
                                                       ----------    ----------
                                                          286,269       278,269
                                                       ----------    ----------
    Total assets                                       $  695,124    $  713,227
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   17,568    $   17,082
  Accrued liabilities                                       5,471         2,439
                                                       ----------    ----------
                                                           23,039        19,521
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares issued and
    outstanding                                           397,085       396,428
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 629,143 shares issued and outstanding      62,914        62,914
  Capital in excess of par value                          530,071       530,728
  Treasury stock, at cost, 63,083 shares issued and
    outstanding                                           (83,151)      (83,151)
  Accumulated other comprehensive loss                     (1,150)       (1,750)
  Accumulated deficit                                    (193,618)     (170,800)
  Notes receivable from directors                         (40,066)      (40,663)
                                                       ----------    ----------
                                                          672,085       693,706
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  695,124    $  713,227
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2002
                                  (Unaudited)

                                                          2001          2002
                                                      ----------    ----------

Revenues
  Oil and gas sales                                    $  122,361    $   49,321
  Gain on sale of marketable equity
    securities                                                  -        23,026
  Other income                                              3,026         1,891
                                                       ----------    ----------
                                                          125,387        74,238
                                                       ----------    ----------

Expenses
  Lease operating expense including
    production taxes                                       46,752        14,014
  General and administrative                               23,341        23,406
  Overhead expense, related party                           6,000         6,000
  Depletion and depreciation                               10,000         8,000
                                                       ----------    ----------
                                                           86,093        51,420
                                                       ----------    ----------

  Net income                                               39,294        22,818
  Net income (loss) applicable to
    preferred B shareholders                               37,883          (657)
                                                       ----------    ----------
  Net income applicable to
    common shareholders                                $    1,411    $   23,475
                                                       ==========    ==========
  Basic and diluted net income
    per common share                                   $   .01       $   .04
                                                       ==========    ==========

  Weighted average common shares outstanding              526,060       566,060
                                                       ==========    ==========





       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2001 and
                 the three month period ened March 31, 2002
                                  (Unaudited)

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance	 at December 31, 2000               500,659  $475,359   589,143  $ 58,914  $  415,797  $(82,951)  $          -  $  (255,153)

  Stock warrants exercised                   40,000    28,000    40,000     4,000       8,000         -              -            -
  Purchase of 200 shares of
    treasury stock                                -         -         -         -           -      (200)             -            -
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -         (1,150)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       61,535
  Stock reallocation                              -  (136,274)        -         -     136,274         -              -            -
  Preferred stock reallocation                    -    30,000         -         -     (30,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -           (600)           -
  Net income for the three months
    ended March 31, 2002                          -         -         -         -           -         -              -       22,818
  Preferred stock reallocation                    -      (657)        -         -         657         -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at March 31, 2002                   540,659  $396,428   629,143  $ 62,914  $  530,728  $(83,151) $      (1,750) $  (170,800)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 2001 and 2002
                                  (Unaudited)

                                                           2001          2002
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   39,294    $   22,818
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation                             10,000         8,000
    Realized (gain) loss on marketable
      equity securities                                       375       (23,026)
    Changes in operating assets and
      liabilities:
      Accounts receivable                                  (1,817)       13,522
      Accrued interest on notes receivable                      -        (1,331)
      Other assets                                         (5,205)            -
      Accounts payable                                      6,120          (486)
      Accrued liabilities                                  (1,476)       (3,032)
                                                       ----------    ----------
  Net cash provided by operating
    activities                                             47,291        16,465
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of marketable equity securities                      -      (165,502)
  Proceeds from sale of marketable equity
    securities                                                  -       188,528
                                                       ----------    ----------
  Net cash provided by investing activities                     -        23,026
                                                       ----------    ----------

Cash flows from financing activities:
  Purchase of treasury stock                                 (200)            -
                                                       ----------    ----------
  Net Cash used in financing activities                      (200)            -
                                                       ----------    ----------
Net increase in cash and
  cash equivalents                                         47,091        39,491
Cash and cash equivalents
  at beginning of period                                  191,634       338,870
                                                       ----------    ----------
Cash and cash equivalents
  at end of period                                     $  238,725    $  378,361
                                                       ==========    ==========

Supplemental disclosure of non-cash investing and financing activities:

     During the three month period ended March 31, 2002, the Company had unrealized losses on available for sale securities in the amount of $600.

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of preparation

     The condensed financial statements for the three month periods ended March 31, 2002 and 2001 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company accounted for its oil and gas properties under the successful efforts method of accounting. The
Company periodically evaluates its oil and gas properties for possible impairment. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

     Revenues for the first quarter of 2002 totaled $74,238, a 41% decrease from the prior year period. Net income for the first quarter of 2002 totaled $22,818, a decrease of 42% compared to the first quarter of 2001. Oil and gas sales for the first quarter totaled $49,321, a 60% decrease from the prior year period. The major factor in this decrease in revenue was the combination of price and production for oil and natural gas. The average sale price of oil in 2002 for the Company was approximately $17 compared to $25 in 2001. The average sale price of natural gas in 2002 for the Company was $1.80 per Mcf, compared to $5.80 per Mcf in 2001. Production of both oil and gas decreased during the first quarter of 2002 compared to the first quarter of 2001 as the operators of the Company's wells slowed production due to low prices and reduced demand. During 2002, the Company realized a gain on the sale of marketable equity securities totaling $23,026.

     Lease operation expense, which includes all production related taxes for the first quarter of 2002, totaled $14,014 compared to the first quarter of 2001, which totaled $46,752. This decrease was attributable to the decrease in oil and gas production and lower taxes for 2002.

     Depreciation and depletion expense for the first quarter of 2002 totaled $8,000, a 20% decrease from the prior year period, which totaled $10,000.

     General and administrative expense, including rent for the first quarter of 2002 totaled $29,406, which is comparable to the prior year period.

Financial condition and capital resources

     At March 31, 2002, the Company had $713,227 of assets and $693,706 of stockholders' equity. In the first three months of 2002, net cash provided by operations totaled $16,465 as compared to $47,291 for the prior year period. Working capital at March 31, 2002 totaled $415,437, an increase of 8% compared to $385,816 at December 31, 2001. The Company had a favorable current ratio at March 31, 2002 of approximately 22:1. For the remainder of 2002, the Company expects to continue to operate at a positive cash flow and intends to resume purchasing oil and natural gas leases. The Company has no short-term or long-term debt at this time.

     Because the Company's revenues are based primarily on the commodity price of oil and natural gas, and, because the Company does not have significant operating expenses, inflation, generally, is favorable to the Company.

PART II.	OTHER INFORMATION

ITEM 5	OTHER INFORMATION

     On June 15, 2001, the Company loaned $15,000 to Reef Energy Corporation, a company in which Croff's President owns approximately a one-fourth interest. This short-term secured note bears interest at 10% per annum. In December 2001, the Company loaned three of its Directors a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due December 31, 2002 bear interest at 6% per annum.

ITEM 6(B)	REPORTS ON FORM 8-K

     The registrant has filed no reports on Form 8-K for the quarter ended March 31, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            REGISTRANT:  CROFF ENTERPRISES, INC.


                       By:  /s/ Gerald L. Jensen
                          --------------------------------------
                            Gerald L. Jensen
                            Chief Executive Officer

                       By:  /s/ Stuart D. Kroonenberg
                          --------------------------------------
                            Stuart D. Kroonenberg
                            Chief Financial Officer

Dated: May 14, 2002
      ------------------

</SEC-DOCUMENT>