Form 10-Q
period 2002-06-30
CROFF ENTERPRISES INC
filed 2002-08-14
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 For the period ended   June 30, 2002
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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 566,060 shares, one class only as of August 10, 2002.
================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2002 (UNAUDITED).
--------------------------------------------------------------------------------

                                                                Page Number
                                                                -----------

PART I.  UNAUDITED FINANCIAL INFORMATION

  Item 1.      Unaudited financial statements                         3

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations          7

  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section
               1350; as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002                         9

  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section
               1350; as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002                         9

PART II.  OTHER INFORMATION                                          10

  ITEM 6 Exhibits and reports on Form 8-K                            10

Signatures                                                           10

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

                    PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,    June 30,
                                                          2001          2002
                                                      -----------    ----------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  338,870    $  247,267
  Marketable equity securities, available for sale          4,600        72,920
  Accounts receivable                                      49,226        34,702
  Notes receivable, related parties                        16,159        16,893
                                                       ----------    ----------
                                                          408,855       371,782
                                                       ----------    ----------
Oil and gas properties, at cost, successful efforts method:
  Proved properties                                       578,091       627,676
  Unproved properties                                      97,102        97,102
                                                       ----------    ----------
                                                          675,193       724,778
  Accumulated depletion and depreciation                 (388,924)     (404,924)
                                                       ----------    ----------
                                                          286,269       319,854
                                                       ----------    ----------
    Total assets                                       $  695,124    $  691,636
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   17,568    $   14,837
  Accrued liabilities                                       5,471         2,136
                                                       ----------    ----------
                                                           23,039        16,973
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares issued and
    outstanding                                           397,085       412,414
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 629,143 shares issued and outstanding      62,914        62,914
  Capital in excess of par value                          530,071       514,742
  Treasury stock, at cost, 63,083 shares                  (83,151)      (83,151)
  Accumulated other comprehensive loss                     (1,150)      (36,803)
  Accumulated deficit                                    (193,618)     (154,177)
  Notes receivable from directors                         (40,066)      (41,276)
                                                       ----------    ----------
                                                          672,085       674,663
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  695,124    $  691,636
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three months ended     Six months ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                          2001      2002        2001      2002
                                        --------  --------    --------  --------

Revenues
  Oil and gas sales                     $ 93,143  $ 65,537    $215,504  $114,858
  Gain on sale of marketable
    equity securities                          -         -           -    23,026
  Other income                             2,768     1,465       5,794     3,356
                                        --------  --------    --------  --------
                                          95,911    67,002     221,298   141,240
                                        --------  --------    --------  --------

Expenses
  Lease operating expense including
    production taxes                      27,555    14,571      74,307    28,585
  General and administrative              20,317    21,808      43,658    45,214
  Overhead expense, related party          6,000     6,000      12,000    12,000
  Depreciation and depletion              10,000     8,000      20,000    16,000
                                        --------  --------    --------  --------
                                          63,872    50,379     149,965   101,799
                                        --------  --------    --------  --------
      Net income                        $ 32,039  $ 16,623    $ 71,333  $ 39,441
                                        ========  ========    ========  ========


Net income applicable to
  Class B Preferred stockholders'       $ 29,877  $ 15,986    $ 67,760  $ 15,329
                                        ========  ========    ========  ========
Net income applicable to
  Common stockholders'                  $  2,162  $    637    $  3,573  $ 24,112
                                        ========  ========    ========  ========

Basic and diluted net income
  per common share                             *<F1>     *<F1>$    .01  $    .04
                                        ========  ========    ========  ========
<F1>
*-Less than $.01 per share



       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2001 and
                 the six month period ened June 30, 2002
                                  (Unaudited)

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance	 at December 31, 2000               500,659  $475,359   589,143  $ 58,914  $  415,797  $(82,951)  $          -  $  (255,153)

  Stock warrants exercised                   40,000    28,000    40,000     4,000       8,000         -              -            -
  Purchase of 200 shares of
    treasury stock                                -         -         -         -           -      (200)             -            -
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -         (1,150)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       61,535
  Stock reallocation                              -  (136,274)        -         -     136,274         -              -            -
  Preferred stock reallocation                    -    30,000         -         -     (30,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -        (35,653)           -
  Net income for the six months
    ended June 30, 2002                           -         -         -         -           -         -              -       39,441
  Preferred stock reallocation                    -    15,329         -         -     (15,329)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at June 30, 2002                    540,659  $412,414   629,143  $ 62,914  $  514,742  $(83,151) $     (36,803) $  (154,177)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2002
                                  (Unaudited)

                                                           2001          2002
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   71,333    $   39,441
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation                             20,000        16,000
    Realized (gain) loss on marketable
      equity securities                                       375       (23,026)
    Changes in operating assets and
      liabilities:
      Accounts receivable                                  25,358        14,524
      Accrued interest on notes receivable                      -        (1,944)
      Other assets                                            (62)            -
      Accounts payable                                      6,574        (2,731)
      Accrued liabilities                                  (1,470)       (3,335)
                                                       ----------    ----------
  Net cash provided by operating
    activities                                            122,108        38,929
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of marketable equity securities                      -      (269,475)
  Proceeds from sale of marketable equity
    securities                                                  -       188,528
  Purchased working interest in proved properties          (5,205)      (49,585)
  Issuance of short-term note receivable                  (15,000)            -
                                                       ----------    ----------
  Net cash used in investing activities                 (20,205)     (130,532)
                                                       ----------    ----------

Cash flows from financing activities:
  Purchase of treasury stock                                 (200)            -
                                                       ----------    ----------
  Net Cash used in financing activities                      (200)            -
                                                       ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                                        101,703       (91,603)
Cash and cash equivalents
  at beginning of period                                  191,634       338,870
                                                       ----------    ----------
Cash and cash equivalents
  at end of period                                     $  293,337    $  247,267
                                                       ==========    ==========

Supplemental disclosure of non-cash investing and financing activities:

     During the six month period ended June 30, 2002, the Company had unrealized losses on available for sale securities in the amount of $35,653.

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of preparation

     The condensed financial statements for the three and six month periods ended June 30, 2002 and 2001 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior year's condensed financial statements to conform to the 2002 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company accounted for its oil and gas properties under the successful efforts method of accounting. The
Company periodically evaluates its oil and gas properties for possible impairment. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

Results of Operations


Three months ended June 30, 2002 compared to three months ended June 30, 2001.

     Revenues for the second quarter of 2002 totaled $67,002, a 30% decrease from the prior year period. Net income for the second quarter of 2002 totaled $16,623, a decrease of 48% compared to the second quarter of 2001. Oil and gas sales for the second quarter totaled $65,537, a 30% decrease from the prior year period. The major factor in this decrease in revenue was primarily a large drop in the price for oil and natural gas. The average sale price of oil in 2002 for the Company was approximately $22 compared to $25 in 2001. The average sale price of natural gas in 2002 for the Company was approximately $2.45 per Mcf, compared to $5.80 per Mcf in 2001. The secondary reason for the drop was that production of both oil and gas decreased during the first quarter of 2002 compared to the first quarter of 2001 as the operators of the Company's wells slowed production due to low prices and reduced demand. The Company's oil and gas revenues are approximately divided equally between royalties and working interest. Other income for the second quarter of 2002 totaled $1,465, a 47% decrease from the prior year period.

     Lease operation expense, which includes all production related taxes for the second quarter of 2002, totaled $14,571, a decrease of 47% compared to the second quarter of 2001, which totaled $27,555. This decrease was attributable primarily to the decrease in oil and gas prices, which lowered production for 2002.

     Depreciation and depletion expense for the first quarter of 2002 totaled $8,000, a 20% decrease from the prior year period, which totaled $10,000.

     General and administrative expense, including overhead, related party for the second quarter of 2002 totaled $27,808, which is comparable to the prior year period.


Six months ended June 30, 2002 compared to six months ended June 30, 2001.

     Revenues for the six months ended June 30, 2002 totaled $141,240, a 36% decrease from the prior year period. Net income for the six months ended
June 30, 2002 totaled $39,441, a decrease of 45% compared to the same period in 2001. Oil and gas sales for the six months ended June 30, 2002 totaled $114,858, a 47% decrease from the same period in 2001. The major factor in this decrease in revenue was the combination of price and production for oil and natural gas. The Company's oil and gas revenues are approximately divided equally between royalties and working interest. During 2002, the Company realized a gain on the sale of marketable equity securities totaling $23,026. Other income for the six months ended June 30, 2002, total $3,356, a 42% decrease from the prior year period. The decrease in other income is attributable to the Company's increased investments in marketable equity securities and decreased investment in interest bearing money market accounts.

     Lease operating expense, which includes all production related taxes for the six months ended June 30, 2002, totaled $28,585, a decrease of 62% compared to the $74,307 spent in the same period in 2001. In 2001, the Company spent approximately $22,000 on an unsuccessful well and production taxes were also higher in 2001. The remaining decrease was due to lower production taxes due to lower prices and less production.

     Depreciation and depletion expense for the six months ended June 30, 2002 totaled $16,000, a 20% decrease from the same period in 2001.

     General and administrative expense, including overhead, related party for the six months ended June 30, 2002 totaled $57,214, compared to $55,658 from the prior year period. The Company expects general and administrative costs to remain stable this year.


Financial condition and capital resources

     At June 30, 2002, the Company had $691,636 of assets and $674,663 of stockholders' equity. In the first six months of 2002, net cash provided by operations totaled $38,929 as compared to $122,108 for the prior year period. Working capital at June 30, 2002 totaled $354,809, and is comparable to the December 31, 2001 working capital, which totaled $385,816. The Company's current ratio at June 30, 2002 is approximately 22:1. At June 30, 2002, there were no significant commitments for capital expenditures. In June 2002, the Company purchased working interests in producing leases in Michigan and Texas, investing a total of $49,585. The Company is currently accumulating cash and liquid assets to prepare for a possible reverse merger of the Company. The Company expects to continue to operate at a positive cash flow for the remainder of this year and continue buying producing oil and natural gas properties. The Company has no short-term or long-term debt at this time. However, on June 11, 2002, the Company entered into a one-year variable rate revolving line of credit agreement whereby the Company could borrow up to $100,000 for working capital support to fund investments in oil and gas properties. The variable rate is based on Prime plus 1.5%, subject to a floor of 7% and a ceiling of 12%.


EXHIBIT 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350; AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


EXHIBIT 99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350; AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

     The registrant has filed no exhibits or reports on Form 8-K for the quarter ended June 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            REGISTRANT:

                                 CROFF ENTERPRISES, INC.


Date:   August 14, 2002             By:  /s/ Gerald L. Jensen
     --------------------              -------------------------------
                                       Gerald L. Jensen
                                       Chief Executive Officer

Date:   August 14, 2002             By:  /s/ Stuart D. Kroonenberg
      --------------------              -------------------------------
                                       Stuart D. Kroonenberg
                                       Chief Financial Officer