Form 10-Q
period 2002-09-30
CROFF ENTERPRISES INC
filed 2002-11-15
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the period ended September 30, 2002
or                                       --------------------
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from              to
Commission File Number:  100	                    ------------    ------------
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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 566,060 shares, one class only as of November 12, 2002.
================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2002 (UNAUDITED).
--------------------------------------------------------------------------------

                                                                Page Number
                                                                -----------

PART I.  UNAUDITED FINANCIAL INFORMATION

  Item 1.      Unaudited financial statements                         3

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations          7

  Item 4.      Controls and Procedures                                9


  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section
               1350; as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002                        10

  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section
               1350; as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002                        10

PART II.  OTHER INFORMATION                                          10

  Item 5 Other Information                                           10

  Item 6 Exhibits and reports on Form 8-K                            10

Signatures                                                           10

Certifications Pursuant to Securities Exchange Act of 1934:
    Rules 13a-14, 13a-15, 15d-14 and 15d-15 Section 302 of
    The Sarbanes-Oxley Act of 2002                                   11


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

                    PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,  September 30,
                                                          2001          2002
                                                      -----------    ----------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  338,870    $  267,074
  Marketable equity securities, available for sale          4,600        59,210
  Accounts receivable                                      49,226        46,851
  Notes receivable, related parties                        16,159        17,070
                                                       ----------    ----------
                                                          408,855       390,205
                                                       ----------    ----------
Oil and gas properties, at cost, successful efforts method:
  Proved properties                                       578,091       627,676
  Unproved properties                                      97,102        97,102
                                                       ----------    ----------
                                                          675,193       724,778
  Accumulated depletion and depreciation                 (388,924)     (412,924)
                                                       ----------    ----------
                                                          286,269       311,854
                                                       ----------    ----------
    Total assets                                       $  695,124    $  702,059
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   17,568    $   15,881
  Accrued liabilities                                       5,471         2,437
                                                       ----------    ----------
                                                           23,039        18,318
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares issued and
    outstanding                                           397,085       435,255
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 629,143 shares issued and outstanding      62,914        62,914
  Capital in excess of par value                          530,071       491,901
  Treasury stock, at cost, 63,083 shares                  (83,151)      (83,151)
  Accumulated other comprehensive loss                     (1,150)      (50,512)
  Accumulated deficit                                    (193,618)     (130,761)
  Notes receivable from directors                         (40,066)      (41,905)
                                                       ----------    ----------
                                                          672,085       683,741
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  695,124    $  702,059
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three months ended    Nine months ended
                                          September 30,         September 30,
                                        ------------------    ------------------
                                          2001      2002        2001      2002
                                        --------  --------    --------  --------

Revenues
  Oil and gas sales                     $ 71,073  $ 74,662    $286,577  $189,520
  Gain on sale of marketable
    equity securities                          -         -           -    23,026
  Other income                             2,022     6,679       7,816    10,035
                                        --------  --------    --------  --------
                                          73,095    81,341     294,393   222,581
                                        --------  --------    --------  --------

Expenses
  Lease operating expense including
    production taxes                      23,827    20,997      98,134    49,582
  General and administrative              20,650    22,928      64,308    68,142
  Overhead expense, related party          6,000     6,000      18,000    18,000
  Depreciation and depletion              10,000     8,000      30,000    24,000
                                        --------  --------    --------  --------
                                          60,477    57,925     210,442   159,724
                                        --------  --------    --------  --------
      Net income                        $ 12,618  $ 23,416    $ 83,951  $ 62,857
                                        ========  ========    ========  ========


Net income applicable to
  Class B Preferred stockholders'       $ 11,243  $ 22,841    $ 79,003  $ 38,170
                                        ========  ========    ========  ========
Net income applicable to
  Common stockholders'                  $  1,375  $    575    $  4,948  $ 24,687
                                        ========  ========    ========  ========

Basic and diluted net income
  per common share                             *<F1>     *<F1>$    .01  $    .04
                                        ========  ========    ========  ========
<F1>
*-Less than $.01 per share



       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2001 and
                the nine month period ened September 30, 2002
                                  (Unaudited)

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance	 at December 31, 2000               500,659  $475,359   589,143  $ 58,914  $  415,797  $(82,951)  $          -  $  (255,153)

  Stock warrants exercised                   40,000    28,000    40,000     4,000       8,000         -              -            -
  Purchase of 200 shares of
    treasury stock                                -         -         -         -           -      (200)             -            -
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -         (1,150)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       61,535
  Stock reallocation                              -  (136,274)        -         -     136,274         -              -            -
  Preferred stock reallocation                    -    30,000         -         -     (30,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -        (49,362)           -
  Net income for the nine months
    ended September 30, 2002                      -         -         -         -           -         -              -       62,857
  Preferred stock reallocation                    -    38,170         -         -     (38,170)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at September 30, 2002               540,659  $435,255   629,143  $ 62,914  $  491,901  $(83,151) $     (50,512) $  (130,761)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2001 and 2002
                                  (Unaudited)

                                                           2001          2002
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   83,951    $   62,857
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation                             30,000        24,000
    Realized (gain) loss on marketable
      equity securities                                         -       (23,026)
    Changes in operating assets and
      liabilities:
      Accounts receivable                                  38,018         2,375
      Accrued interest on notes receivable                      -        (2,750)
      Other assets                                           (446)            -
      Accounts payable                                      3,581        (1,687)
      Accrued liabilities                                  12,480        (3,033)
                                                       ----------    ----------
  Net cash provided by operating
    activities                                            167,584        58,736
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of marketable equity securities                (53,067)     (269,475)
  Proceeds from sale of marketable equity
    securities                                                  -       188,528
  Purchased working interest in proved properties         (21,705)      (49,585)
  Issuance of short-term note receivable                  (15,000)            -
                                                       ----------    ----------
  Net cash used in investing activities                   (89,772)     (130,532)
                                                       ----------    ----------

Cash flows from financing activities:
  Purchase of treasury stock                                 (200)            -
                                                       ----------    ----------
  Net Cash used in financing activities                      (200)            -
                                                       ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                                         77,612       (71,796)
Cash and cash equivalents
  at beginning of period                                  191,634       338,870
                                                       ----------    ----------
Cash and cash equivalents
  at end of period                                     $  269,246    $  267,074
                                                       ==========    ==========

Supplemental disclosure of non-cash investing and financing activities:

     During the nine month period ended September 30, 2002, the Company had unrealized losses on available for sale securities in the amount of $49,362.

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of preparation

     The condensed financial statements for the three and nine month periods ended September 30, 2002 and 2001 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain reclassifications have been made to the prior year's condensed financial statements to conform to the 2002 presentation. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

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

Results of Operations

     Three months ended September 30, 2002 compared to three months ended September 30, 2001.

     Revenues for the third quarter of 2002 totaled $81,341, an 11% increase from the prior year period. Net income for the third quarter of 2002 totaled $23,416, an increase of 86% compared to the third quarter of 2001. Oil and gas sales for the third quarter totaled $74,662, a 5% increase from the prior year period, which totaled $71,073. The Company's oil and gas revenues are approximately divided equally between royalties and working interest. Other income for the third quarter of 2002 totaled $6,679 compared to $2,022 from the prior year period; this increase is primarily from additional interest income.

     Lease operation expense, which includes all production related taxes for the third quarter of 2002, totaled $20,997, a decrease of 12% compared to the third quarter of 2001, which totaled $23,827.

     Depreciation and depletion expense for the third quarter of 2002 totaled $8,000, a 20% decrease from the prior year period, which totaled $10,000.

     General and administrative expense, including overhead to a related party for the third quarter of 2002, totaled $28,928, which is comparable to the prior year period.

     Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

     Revenues for the nine months ended September 30, 2002 totaled $222,581, a 24% decrease from the prior year period. Net income for the nine months ended September 30, 2002 totaled $62,857, a decrease of 25% compared to the same period in 2001. Oil and gas sales for the nine months ended September 30, 2002 totaled $189,520, a 34% decrease from the same period in 2001. The major factor in this decrease in oil and gas sales is attributable to decreased prices for both oil and natural gas during the first six months of 2002 as compared to the prices of oil and natural gas during the first six months of 2001. The Company's oil and gas revenues are approximately divided equally between royalties and working interest. During 2002, the Company realized a gain on the sale of marketable equity securities totaling $23,026. Other income for the nine months ended September 30, 2002, total $10,035, a 28% increase from the prior year period. The increase in other income is attributable to additional interest income.

     Lease operating expense, which includes all production related taxes for the nine months ended September 30, 2002, totaled $49,582, a decrease of 49% compared to the $98,134 spent in the same period in 2001. In 2001, the Company spent approximately $22,000 on an unsuccessful well, and production taxes were also higher in 2001. The remaining decrease was due to lower production taxes due to lower prices and less production.

     Depreciation and depletion expense for the nine months ended September 30, 2002 totaled $24,000, a 20% decrease from the same period in 2001.

     General and administrative expense, including overhead to a related party for the nine months ended September 30, 2002 totaled $86,142, compared to $82,308 from the prior year period. The Company expects general and administrative costs to remain stable this year.


Financial condition and capital resources

     At September 30, 2002, the Company had $702,059 of assets and $683,741 of stockholders' equity. In the first nine months of 2002, net cash provided by operations totaled $58,736 as compared to $167,584 for the prior year period. Working capital at September 30, 2002 totaled $371,887, and is comparable to the December 31, 2001 working capital, which totaled $385,816. The Company's current ratio at September 30, 2002 is approximately 21:1. At September 30, 2002, there were no significant commitments for capital expenditures. In June 2002, the Company purchased working interests in producing leases in Michigan and Texas, investing a total of $49,585. The Company is currently accumulating cash and liquid assets to prepare for a possible reverse merger of the Company. The Company expects to continue to operate at a positive cash flow for the remainder of this year and continue buying producing oil and natural gas properties. The Company has no short-term or long-term debt at this time. However, on June 11, 2002, the Company entered into a one-year variable rate revolving line of credit agreement whereby the Company could borrow up to $100,000 to fund investments in oil and gas properties. The variable rate is based on Prime plus 1.5%, subject to a floor of 7% and a ceiling of 12%.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1034 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the President/Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the President/Chief Executive Officer and the Chief Financial Officer of the Company.

EXHIBIT 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350; AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


EXHIBIT 99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350; AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


                           PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     The registrant has filed no exhibits or reports on Form 8-K for the quarter ended September 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            REGISTRANT:

                                 CROFF ENTERPRISES, INC.


Date: November 13, 2002             By:  /s/ Gerald L. Jensen
     --------------------              -------------------------------
                                       Gerald L. Jensen
                                       Chief Executive Officer

Date: November 13, 2002             By:  /s/ Stuart D. Kroonenberg
     --------------------              -------------------------------
                                       Stuart D. Kroonenberg
                                       Chief Financial Officer

                           CERTIFICATION PURSUANT TO
    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gerald L. Jensen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Croff Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  /s/ Gerald L. Jensen
------------------------------
Gerald L. Jensen, President,
Chief Executive Officer
November 13, 2002

                           CERTIFICATION PURSUANT TO
    SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stuart D. Kroonenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Croff Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  /s/ Stuart D. Kroonenberg
------------------------------
Stuart D. Kroonenberg,
Chief Financial Officer
November 13, 2002