Form 10-K
period 2002-12-31
CROFF ENTERPRISES INC
filed 2003-03-31
CIK 25743

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                   FORM 10-K
(Mark one)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 26, 2003, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $274,724.

     As of March 26, 2003, the Registrant had outstanding 566,060 shares of common stock ($0.10 par value)

================================================================================

                                 TABLE OF CONTENTS

PART I
                                                                           Page
ITEM 1  BUSINESS..............................................................3

ITEM 2  PROPERTIES............................................................8

ITEM 3  LEGAL PROCEEDINGS....................................................14

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

PART II

ITEM 5  MARKET FOR REGISTRANT'S SECURITIES AND RELATED
        STOCKHOLDER MATTERS..................................................14

ITEM 6  SELECTED FINANCIAL DATA..............................................16

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................................17

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................20

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES..............................20

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................20

ITEM 11	EXECUTIVE COMPENSATION..............................................22

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT......................................................23

ITEM 13	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.......................24

ITEM 14 CONTROLS AND PROCEDURES	............................................24

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
	REPORTS ON FORM 8-K.................................................25

	SIGNATURES..........................................................25

	CERTIFICATIONS PURSUANT TO THE SARBANES-OXLEY ACT OF 2002...........27

                            CROFF ENTERPRISES, INC.
                           Annual Report on Form 10-K
                                December 31, 2002


                                     PART I

ITEM 1.	BUSINESS

General

    Croff Enterprises, Inc. ("Croff" or the "Company") is a independent energy company engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company acquires, owns, and sells, or leases, producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah and Wyoming. Over the past ten years, the Company's primary source of revenue has been oil and gas production from leases and producing mineral interests. Other companies operate all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. Croff participates as a working interest owner in approximately 50 wells. Croff holds small royalty interests in approximately 210 wells.

Summary of Current Events

     At December 31, 2002, the Company had 837,506 thousand cubic feet equivalent (Mcfe) of proved reserves having a pretax present value (PV10%) of $1,197,000 based on non-escalated prices and costs. The SEC valuation reflected average wellhead prices of $3.45 per Mcf and $28.06 per barrel at year-end. During 2002, the value of the Company's reserves increased 60%.
The growth was attributable to acquisitions which increased reserves by 19,989 barrels and 119,932 Mcf and increased the pretax present value (PV10%) by approximately $200,000. In addition, the value of the Company's proved reserves increased as a result of higher prices at December 31, 2002 as compared to December 31, 2001. At December 31, 2002, approximately 55% of the Company reserves were natural gas. Oil and natural gas equivalents are based on 6 Mcf of gas being the equivalent to one barrel of oil. Based on year-end reserves and the Company's production level the Company had a reserve life of approximately 9 years.

     Revenues and net income for 2002 totaled $286,602 and $98,912, respectively. Cash provided from operations in 2002 totaled $100,077. This cash flow from operations funded $62,664 in capital expenditures in 2002. These capital expenditures were employed to acquire working interest in eleven wells located in Michigan, Montana, Oklahoma and Texas.

     Our business strategy is focused on providing long-term growth in the net asset value of our business. In order to achieve this goal, we will focus on the expansion of our leasehold positions while maintaining our highly efficient operations. Currently, the Company is in the initial stages of exploring a more aggressive oil and gas property acquisition strategy. The size and timing of any future acquisitions will depend on market conditions.

     In 2002, the Board of Directors adopted an independent Audit Committee of two members together with an Audit Charter for the Company. The adoption of an Audit Committee was primarily in response to the requirements under the Sarbanes-Oxley Act of 2002 and NASD requirements for an independent Audit Committee. The NASD prescribes the standards of such committees as part of ongoing listing requirements on the newly proposed BBX or other similar over-the-counter markets. Since the Company wishes to remain in a position to potentially seek a BBX listing or other type of similar exchange listing in the future, it decided to implement now the requirements for an independent Audit Committee. The Audit Committee requires the placement of at least one independent director or other person on the committee. The committee has substantial independent powers to review the audits of the Company and related audit issues directly with the independent auditors and with counsel for the Company.

     Also, in compliance with the mandates of the Sarbanes-Oxley Act, the Company determined in 2002 that it will not engage in any future loans by the Company to its officers, directors, or other affiliated persons or entities. In this regard, the Company has one outstanding loan from a director of the Company which totals $10,600 as of December 31, 2002, of which $5,600 has since been paid, and one outstanding loan from an affiliated company which totals $9,318 as of December 31, 2002.

History

     The Company was incorporated in Utah in 1907 as Croff Mining Company. The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company, however, continues to operate its oil and gas properties as Croff Oil Company.

     The shareholders voted in 1996 to adopt changes in the capital structure of the Company in order to provide more liquidity to the shareholders. The purpose of this re-capitalization was to allow the Company to pursue ventures outside of the oil and gas business while retaining the Company's core oil and natural gas assets. In order to do this, the Company created a class of preferred B stock to which the perpetual mineral interests and other oil and gas assets were pledged. Thus, the preferred B stock represents the current oil and gas assets of the Company and all other assets are represented by the common stock. Each common shareholder received an equal number of preferred B shares, one for one, at the time of this restructuring of the capital of the Company.

     Over the past five years the Company has strived to maximize its cash flows from operations in order to build up its cash reserves and to acquire oil and gas properties.

     During 2001, the Board determined that the cash of the Company, which had been building during a period of high oil prices, should be formally allocated between the common stock and the preferred B stock. This allocation was accomplished with $250,000 being allocated to the common stock and the balance of cash remaining with the preferred B stock. The Board then determined that future oil and gas cash flow from preferred B assets would be allocated solely to the preferred B stock. The cash attributable to the common stock would be invested until such time as another plan would be adopted by the Board of Directors. Under this allocation, the preferred B and common stock cash investment accounts were separated.

     During 2002, the Company continued its acquisition program by purchasing working interests in ten new wells, two in Michigan, seven in Texas, and one in Montana. In addition, the Company acquired an additional 44% working interest in one natural gas well located in Le Flore County, Oklahoma, in which the Company previously held a 5% working interest. These 2002 acquisitions total approximately $63,000.

Material Subsequent Events

     The Company undertakes to report what it deems to be material subsequent events as occurring since the close of its current fiscal year on December 31, 2002 and up to the date of this report. As to matters that are not completed, the following constitutes only a preliminary outline and such matters will be more fully reported when, and if, consummated in the appropriate format by the Company.

     The Company is exploring the concept of creating a type of drilling fund that could be sold, along with the Company's common stock to raise money for exploratory or development drilling. The Board of Directors has authorized management to draft a preliminary plan, discuss financing, and investigate joint venture partners and identify prospective properties. No financing commitments have been obtained at this time and there is no assurance of any such financing being obtained.

     The Board of Directors authorized the President to hedge prices on crude oil and natural gas using only fixed liability instruments such as "puts" and "calls". On March 21, 2003, the Company purchased a single put contract for 10,000 MMBTU's per month of natural gas beginning in June 2003 and ending May 2004 at the strike price of $4.75. The Company paid $58,044 for these twelve contracts.

Available Information

     Our Internet address is www.croff.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Major Customers

     Customers, which accounted for over 10% of oil and natural gas revenues, were as follows for the years ended December 31, 2000, 2001 and 2002:

                                                   2000      2001      2002
                                                  ------    ------    ------

     Burlington Resources Oil and Gas Company      13.2%     13.2%     10.0%
     El Paso Production                            11.0%     10.6%     14.6%
     Energetics, LTD.                                  -         -     10.0%
     Jenex Petroleum Corp., a related party        28.9%     24.3%     17.2%


Financial Information About Industry Segments

     The Company's operations presently consist of oil and gas production. During previous years the Company has generated revenues through the sale or leasing of oil and gas leasehold interests; however, no significant revenues were generated from this source for the last five years. Further information concerning the results of the Company's operations in this one industry segment can be found in the Financial Statements.

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

     As indicated above, the Company does not have any direct control over or responsibility for insuring compliance with such environmental or employee regulations as they primarily pertain to the operator of oil and gas wells and leases. Currently, the Company does not act as the operator of the oil and gas wells from which it receives revenues. The effect of a violation by an Operator of a well in which the Company had a working interest would be that the Company might incur its pro-rata share of the cost of the violation.

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

Forward-Looking Statements

     Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC"), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. These risks include but are not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-K.

     Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by geological engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions could change the schedule of any further production and/or development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

     Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

     All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement

Fluctuations in Profitability of the Oil and Gas Industry

     The oil and gas industry is highly cyclical and historically has experienced severe downturns characterized by oversupply and weak demand. Many factors affect our industry, including general economic conditions, consumer preferences, personal discretionary spending levels, interest rates and the availability of credit and capital to pursue new production opportunities. We cannot guarantee that our industry will not experience sustained periods of decline in the future. Any such decline could have a material adverse affect on our business.

Competition for the Acquisition of New Properties

     The oil and gas industry is very competitive. Other exploration and production companies compete with us for the acquisition of new properties. Among them are some of the largest oil companies in the United States and other substantial independent oil and gas companies. Almost all of these companies have greater financial and other resources than we do. Our ability to increase our reserves in the future will depend upon our ability to select and acquire suitable oil and gas properties in this competitive environment.

Estimates of Oil and Gas Reserves, Production Replacement

     The information on proved oil and gas reserves included in this document are simply estimates. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment, assumptions used regarding quantities of oil and gas in place, recovery rates and future prices for oil and gas. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those assumed in our estimates, and such variances may be significant. If the assumptions used to estimate reserves later prove incorrect, the actual quantity of reserves and future net cash flow could be materially different from the estimates used herein.
In addition, results of drilling, testing and production along with changes in oil and gas prices may result in substantial upward or downward revisions.

Corporate Offices and Employees

     The corporate offices are located at 621 17th Street, Suite 830, Denver, Colorado 80293. The Company is not a party to any lease, but during 2002 paid $2,000 per month to Jenex Petroleum Corporation, which is owned by the Company's President, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services were approximately $20,000 per year for each of the previous five years. Although these kinds of trandsactions were not a result of "arms length" negotations, the Company's Board of Directors believes the lease terms are as favorable as could be anticipated through third party negotations.

     The Company currently has five (5) directors. The Company has one employee, the President, and two part-time contract workers. The contract workers are provided to the Company as part of its office lease and overhead agreement. The President and the contract workers work from the Company's corporate offices. None of the officers or employees are represented by a union.

Foreign Operations and Subsidiaries

     The Company has no foreign operations, exports, or subsidiaries.

ITEM 2.	PROPERTIES

General

     During the last five fiscal years, the Company has decreased its holdings in undeveloped oil and gas leases and generally increased its holdings in developed oil and gas leases. "Developed acreage" consists of lease acreage spaced or assignable to production on wells having been drilled or completed to a point that would permit production of commercial quantities of oil or gas. "Gross acreage" is defined as total acres in which the Company has any interest; "Net acreage" is the actual number of mineral acres in which the lease or mineral interest is owned by the Company. All developed acreage is held by production. The acreage is concentrated in Alabama, Michigan, New Mexico, Oklahoma, Texas, and Utah and is widely dispersed in Colorado, Montana, North Dakota, and Wyoming.

     During 2002, the Company's production averaged 158 Mcf of natural gas and 17 Bbl of oil per day. "Proved developed" oil and gas reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relative major expenditure is required for recompletion.

     The quantities and values in the tables that follow are based on average prices for the year 2002 which averaged $22.62 per barrel of oil and $2.56 per Mcf of gas or in some cases constant prices in effect at December 31, 2002. Price declines decrease reserve values by lowering the future net revenues attributable to the reserves and reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect.
A significant decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

     Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods under current economic conditions. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production.

     Future prices received from production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.

     The present values shown should not be construed as the current market value of the reserves. The quantities and values shown in the tables that follow are based on oil and natural gas prices in effect on December 31, 2002. The value of the Company's assets is in part dependent on the prices the Company receives for oil and natural gas, and a significant decline in the price of oil or gas could have a material adverse effect on the Company's financial condition and results of operations. The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the "SEC"), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. The calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things general and administrative costs.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables that follow represent estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered.

     An indepedent petroleum engineering firm compiled the proved oil and gas reserves and future revenues as of December 31, 2002 for the Company's most significant wells. Management completed the 2002 reserve report from this base study. Since December 31, 2002, the Company has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission. For 2000 and 2001, management of the Company, none of whom are licensed as either petroleum reservoir engineers or geologists, compiled these estimates.

     For additional information concerning oil and gas reserves, see Supplemental Information - Disclosures about Oil and Gas Producing Activities
- Unaudited, included with the Financial Statements filed as a part of this report.

     The following table sets forth summary information with respect to estimated proved reserves at December 31, 2002.

                           ESTIMATED PROVED RESERVES
                            As of December 31, 2002

                             Net Oil       Net Gas       Pre-Tax Present
            Area             (Bbls)         (Mcf)           Value 10%
     -------------------   -----------   -----------   -------------------

     Alabama                       -         1,596        $     3,750
     Colorado                  2,965        44,877            113,721
     Michigan                 17,576        71,617            347,371
     Montana                   3,991             -             18,798
     New Mexico                  180        96,869            184,084
     North Dakota              5,518         3,672             41,077
     Oklahoma                  3,700       128,445            175,665
     Texas                     1,308         8,190             25,387
     Utah                     14,310        73,994            220,204
     Wyoming                   4,863        18,768             66,943
                              ------       -------         ----------
       Total                  54,411       448,028         $1,197,000


     For the year ended December 31, 2002, the Company had no delivery commitments with respect to the production of oil and natural gas.
The Company is unaware of the circumstances of any delivery commitments on royalty wells. The following table sets forth summary information with respect to oil and natural gas production for the year ended December 31, 2002.

                STATE GEOGRAPHIC DISTRIBUTION OF NET PRODUCTION


                                         Net Oil             Net Gas
                 State                   (Bbls)               (Mcf)
          --------------------         -----------         -----------

          Alabama                              -                 228
          Colorado                           112               6,411
          Michigan                         1,143               4,775
          Montana                            366                   -
          New Mexico                          30              11,765
          North Dakota                       875                 253
          Oklahoma                           327              19,145
          Texas                              218               1,170
          Utah                             2,385              10,295
          Wyoming                            687               3,484
                                           -----              ------
            Total                          6,143              57,526


     The following table sets forth summary information with respect to the Company's estimated number of productive wells as of December 31, 2002.


                        PRODUCTIVE WELLS AND ACREAGE (1)
                           As of December 31, 2002

                                                                      Net
                                                                    Acreage

                 Gross Oil   Gross Gas    Net Oil     Net Gass       with
     Area         Wells(2)    Wells(2)     Wells       Wells      Production
---------------  ----------  ----------  ----------  ----------  ------------

Alabama               -           2           -          .01           10
Colorado              1           1          .06         .03           40
Michigan              2           4         1.25         .03          148
Montana               1           -          .01           -           22
New Mexico            1           5          .01         .03           55
North Dakota          2           4          .19         .19           38
Oklahoma              8           8         2.21        2.21          173
Texas                 5           6          .02         .02           29
Utah                238          28          .20         .13          650
Wyoming               3           3          .22         .22          120
                    ---          --         ----        ----        -----
  Total             261          61         4.17        2.87        1,285


     (1) This chart contains estimates associated with small mineral interests and small leases.
     (2) Wells included twice if it produces both oil and gas.


     The following table sets forth summary information with respect to the Company's undeveloped acreage as of December 31, 2002.


                             UNDEVELOPED ACREAGE
                           As of December 31, 2002

                                       Total Undeveloped Acreage
                          ----------------------------------------------------
          Area                     Proven                     Unproven
   -------------------    ------------------------    ------------------------
         	          Gross Acres   Net Acres     Gross Acres   Net Acres
                          -----------  -----------    -----------  -----------

   Colorado                     80           7              600          40
   Montana                       -           -            3,800         250
   Utah                      8,000         140          102,000       3,300


Oil and Gas Mineral Interests and Royalties

     The Company owns perpetual mineral interests which total approximately 4,600 net mineral acres, of which approximately 1,100 net acres are producing. The mineral interests are located in 110,000 gross acres primarily in Duchesne, Uintah and Wasatch Counties in Utah, and approximately 40 net mineral acres in La Plata County, Colorado, and San Juan County, New Mexico.

     During the past two years, the Company has executed a few new leases or renewals on its perpetual mineral interests. Overall, however, the amount of new leasing was not significant. In 2002, the Company leased approximately 136 acres of its gross mineral interests in Duchesne County, Utah to Armstrong Oil and Gas and Petroglyph Corp. There was increased production from the Company's perpetual mineral interests in San Juan County, New Mexico, due to the fact that field drilling continued for coal bed methane gas. In 2001, the Company received revenues, which had been suspensed, from the Company's holdings in La Plata County, Colorado. These leases were part of a group of patented mineral rights being challenged by the Colorado Ute Indian Tribe as being invalid because they were on an Indian reservation. This lawsuit eventually reached the US Supreme Court where the Court ruled in favor of the holders of the mineral interests. After this decision, Amoco released suspensed royalties payments.

     As of December 31, 2002, the Company was receiving royalties from approximately 200 producing wells, primarily in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah. Royalties also were received from scattered interests in Alabama, Colorado, New Mexico, Texas, and Wyoming.

Oil and Gas Working Interests

     The Company has sought to increase its production of oil and natural gas through the purchase of producing leases. The Company has found, in general, that it is able to purchase working interests at a more reasonable price than royalty interests. A working interest requires the owner to pay its proportionate share of the costs of producing the well, while a royalty is paid out of the revenues without a deduction for the operating costs of the well. When oil or natural gas prices drop, the proportion of the revenues going to pay the expense of operating the well increases, and when oil and natural gas prices are rising, expenses decrease as a percentage of total revenues. The Company's purchases of working interests are intended to offset the normal decline of the Company's current oil and natural gas wells and, hopefully, increase its production over time. The Company has previously preferred to participate in new wells drilled by other operators as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells. The Company now participates as a working interest owner in drilled wells.

AVERAGE SALES PRICE AND COSTS

     The following table sets forth summary information with respect to the Company's average sales price per barrel (oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues by geographic area for the last three years.


                                                     PRODUCTION
                                         Past Three Years by Geographic Area

                               Average Sales Price*                                Average Production Cost*
                  ---------------------------------------------       --------------------------------------------
                      2002            2001            2000               2002(1)         2001(2)         2000(2)
                  -------------   -------------   -------------       -------------   -------------   ------------
Geographic Area	   Oil    Gas      Oil    Gas      Oil    Gas          Oil    Gas      Oil    Gas      Oil    Gas
--------------- | ------ ------ | ------ ------ | ------ ------   |   ------ ------ | ------ ------ | ------ ------ |
                |               |               |                 |                 |               |               |
                |               |               |                 |                 |               |               |
Alabama         | $    - $ 2.96 | $    - $ 2.22	| $    - $    -   |   $  n/a $ 0.79 | $    - $    - | $    - $    - |
Colorado        | $21.28 $ 1.75 | $24.64 $ 4.33 | $30.03 $ 3.00   |   $ 8.49 $ 0.03 | $    - $    - | $    - $    - |
Michigan        | $25.96 $ 3.15 | $16.52 $ 3.13 | $    - $ 3.61   |   $ 5.27 $ 0.84 | $    - $    - | $    - $    - |
Montana         | $20.58 $    - | $20.80 $    - | $25.79 $    -   |   $10.53 $  n/a | $    - $    - | $    - $    - |
New Mexico      | $27.14 $ 3.10 | $24.33 $ 4.35 | $30.57 $ 3.46   |   $ 2.34 $ 0.19 | $    - $    - | $    - $    - |
North Dakota    | $23.49 $ 1.64 | $24.40 $ 1.51 | $27.81 $ 1.60   |   $ 6.96 $ 1.01 | $    - $    - | $    - $    - |
Oklahoma        | $22.88 $ 2.18 | $22.97 $ 4.07 | $28.10 $ 3.75   |   $12.25 $ 1.40 | $    - $    - | $    - $    - |
Texas           | $25.43 $ 2.89 | $19.41 $ 4.28 | $27.70 $ 4.00   |   $10.45 $ 1.54 | $    - $    - | $    - $    - |
Utah            | $22.55 $ 1.49	| $24.66 $ 2.85 | $28.52 $ 3.20   |   $ 3.03 $ 0.02 | $    - $    - | $    - $    - |
Wyoming         | $16.38 $ 2.36 | $19.30 $ 2.93 | $26.14 $ 3.38   |   $ 5.99 $ 0.61 | $    - $    - | $    - $    - |


                                         * Oil is per Bbl and Gas is per Mcf.

  (1)  States with higher production from royalty interests such as Utah, reflect a lower cost per barrel or Mcf
  (2)  The Company did not account for production cost by state prior to 2002.  Average production cost for the
       Company was $7.82 per barrel and $0.95 per Mcf for the year 2001 and $6.59 per barrel and $0.83 per Mcf for the year 2000.


     The average production cost for oil decreased in 2002 from 2001 due to higher prices and lower taxes on oil wells. The other costs were somewhat lower due to less workover related costs. The average production cost for oil increased in 2001 due to higher taxes on oil wells when compared to 2000.

     The average production cost for natural gas decreased in 2002 due to lower production taxes and less workover expenses. The average cost for natural gas increased in 2001 due to higher workover expenses on the wells, as well as higher production taxes because of much higher natural gas prices. To a lesser extent, the costs of goods and services in the oilfield also increased.

ITEM 3.	LEGAL PROCEEDINGS


     The Company is not a party to any legal actions.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 17, 2002, the annual meeting of shareholders was held. The shareholders elected the five board members listed under Item 10, and ratified Causey Demgen & Moore, Inc. as independent auditors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

     On February 28, 1996, the shareholders approved the issuance of the preferred B stock to be issued to each common shareholder on the basis of one share preferred B for each share of common stock. The Company in the fourth quarter of 1996 issued all of the preferred shares and delivered the preferred B shares to each of the shareholders for which it had a current address. The preferred B shares had an extremely limited market, but were traded from time to time through a Clearinghouse held by the Company. The Company established a bid and ask format, whereby any shareholder may submit a bid or ask price for each preferred B share. During the first bid and ask period in 1997, bids of $.75 were received and asked prices of $.75 and $.90 were received, and 13,365 preferred B shares were traded at $.75 or $.90. In 1998, the bid prices received were $.90-$1.00 and approximately 31,110 shares were traded at this price. In 1999, only 550 shares were traded. In 2000, the Company traded 7,370 shares at a price of $1.05 per share. The Company is acting as its own transfer agent; with respect to these preferred B shares only. The Company launched, during the second quarter of 2002, an Internet based Clearinghouse at www.croff.com. Bids and offers can be posted for both preferred B shares and common shares on this website. Trading of the Company's securities is also available on the over the counter market bulletin board at www.otcbb.com. In addition the Company posts its recent SEC quarterly and annual reports on the website.

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

     The trading range for 2002 is shown for preferred shares and common shares as a guide to the shareholders as to what transactions have either taken place or of which the Company is aware of the bid or ask price. One of the principal reasons for issuance of the Preferred B shares was to attempt to use the common shares of the Company to grow the Company to a size whereby an active trading market will develop. The Company qualified the stock for over the counter trading in 2000, and obtained a symbol "COFF" from NASDAQ. The Company currently plans to apply for listing on the proposed BBX by NASDAQ, if and when it is established in the next year.



COMMON SHARES -	566,060 SHARES OUTSTANDING FOR 2002 - (The following data is generated solely from private transactions or internal
                purchases by the Company)
BID RANGE
                Calendar Quarter                   Bid         Asked
                ----------------                 ------       ------

        2000:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.00
        2001:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.00
        2002:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.00*


   * In early 2003, common shares were traded at $0.90 per share in a private transaction.

     Only a few transactions resulting in the transfer of stock took place in 2000, 2001 or 2002. In 2001, the Company repurchased less than 1,000 shares at the request of certain shareholders at a price of $1.00.

     As of December 31, 2002, there were approximately 1,100 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

PREFERRED "B" SHARES - 540,659 SHARES OUTSTANDING - (The following data is generated solely from private transactions or internal
                       purchases by the Company)
BID RANGE
                Calendar Quarter                   Bid         Asked
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
        2001:   First Quarter                  No Trading   No Trading
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading
        2002:   First Quarter                  No Trading   No Trading
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading

</TABLE


ITEM 6.	SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for the five-year period ended December 31, 2002. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of
Operations, presented elsewhere herein

STATEMENT OF OPERATIONS DATA


Fiscal Year Ended December 31:

                          1998        1999        2000        2001        2002
                        --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA

Operations
  Oil and Gas           $193,971    $214,190    $368,022    $332,573    $286,602
  Other Revenues        $  4,417    $  4,115    $  1,347    $ 32,652    $ 28,726
Expenses                $213,970    $205,875    $237,701    $303,690    $216,416
  Net Income<loss>      $(15,582)   $ 12,430    $131,668    $ 61,535    $ 98,912
  Per Common Share      $   (.01)   $      *    $    .01    $    .06    $    .04
Working capital         $  1,866    $ 90,697    $273,295    $385,816    $419,475
Dividends per share       NONE        NONE         NONE	       NONE        NONE
* - Less than .01 per share


BALANCE SHEET DATA

Total assets            $508,847    $498,162    $628,172    $695,124    $753,212
Long-term debt**          NONE        NONE        NONE        NONE        NONE
Stockholders' equity    $458,123    $480,353    $611,966    $672,085    $736,408

** There were no long-term obligations from 1998-2002.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company accounted for its oil and gas properties under the successful efforts method of accounting. The Company periodically evaluates its oil and gas properties for possible impairment. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of -production method, based upon estimates of recoverable oil and gas reserves from the property. The Company has designated its marketable equity securities as "securities available for sale".

Liquidity and Capital Resources

     At December 31, 2002, the Company had assets of $753,212 of assets. At December 31, 2002, the Company's current assets totaled $436,279 compared to current liabilities of $16,804. Working capital at December 31, 2002 totaled $419,475, an increase of 9% compared to $385,816 at December 31, 2001. The Company had a very favorable current ratio at December 31, 2002 of approximately 26:1. The market value of the Company's marketable equity securities were $65,205 below cost at December 31, 2002. During 2002, net cash provided by operations totaled $100,077, as compared to $161,948 in 2001. The Company's cash flow from operations is highly dependent on oil and gas prices. The Company has no short-term or long-term debt outstanding at this time. On June 11, 2002, the Company entered into a one-year variable rate revolving line of credit agreement whereby the Company can borrow up to $100,000 to fund investments in oil and gas properties. The variable rate is based on Prime plus 1.5%, subject to a floor of 7% and a ceiling of 12%.

     At December 31, 2002, there were no significant commitments for capital expenditures. The Company during 2002, made $62,664 in capital expenditures. These capital expenditures were to acquire working interests in eleven wells located in Michigan, Montana, Oklahoma and Texas. The Company is uncertain at this time as to the size and extent of its 2003 capital budget. The Company plans to finance its ongoing development, acquisition and exploration expenditures and possible equity repurchases using internal cash flow. In addition, proceeds from asset sales and bank borrowings may be utilized as well as possible joint ventures or future public and private offerings of debt or equity securities. However, future cash flows are subject to a number of variables, including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

     The Company believes that borrowings available under its line of credit, projected operating cash flows and the cash on hand will be sufficient to cover its working capital, capital expenditures, planned development activities and debt service requirements for the next 12 months. In connection with consummating any significant acquisition, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.

     While certain costs are affected by the general level of inflation, factors unique to the oil and gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is particularly difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company. Overall, it is management's belief that inflation is generally favorable to the Company since it does not have significant operating expenses.

Results of Operations

     Revenues for 2002 totaled $315,328, a decrease of 14% from 2001. Net income for 2002 totaled $98,912 compared to $61,535 in 2001. The decrease in revenue was due primarily to decreases in oil and gas prices, which more than offset increases in oil and gas production. The average sale price of oil in 2002 for the Company was $22.62 compared to $22.42 in 2001. The average sale price of natural gas in 2002 for the Company was $2.56 per Mcf, compared to $3.50 per Mcf in 2001. Production of oil increased approximately 29% in 2002, while production of natural gas remained constant. Oil production increased primarily due to the acquisition of new wells in Michigan. The Company realized a gain on the sale of marketable equity securities totaling $23,026 and $22,193 for the years ended December 31, 2002 and 2001, respectively. Other income, which is composed primarily of interest and dividend income, decreased approximately 46% during 2002 to $5,700 from $10,459 in 2001. The Company maintained a larger balance of its working capital in marketable equity securities than in interest and dividend bearing money market accounts for 2002 compared to 2001.

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

     Lease operating expense, which includes all production related taxes decreased by approximately $39,000 in 2002, to $77,065 compared to $116,190 in 2001. The primary reason for this decrease was the fact that the Company did not need to participate in any well workovers or reworks during 2002, nor did the Company incur any impairment losses during 2002. In 2001, the Company had an impairment loss of approximately $34,000.

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

     General and administrative expense decreased approximately $6,000 to $107,351 in 2002 from $113,393 in 2001. This decrease was primarily attributable lower annual meeting costs and lower website development costs during 2002.

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

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement is effective for the Company in 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations as the Company currently is not the operator of its wells.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for the Company's year ended December 31, 2002 and for interim financial statements commencing in 2003. The Company's adoption of this pronouncement did not have an impact on financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements on page F-1 for a listing of the Company's financial statements and notes thereto and for the financial statement schedules contained herein.

Management Responsibility for Financial Statements

     The financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America. Management is responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary to make informed estimates and judgments based on currently available information on the effects of certain events and transactions.

     The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded and transactions are properly recorded. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officers and Significant Employees.

     The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H. Mandel, Edwin W. Peiker, and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The following is provided with respect to each officer and director of the Company as of March 26, 2003.

GERALD L. JENSEN, 63, PRESIDENT AND DIRECTOR

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


STUART D. KROONENBERG, 34, CHIEF FINANCIAL OFFICER AND SECRETARY

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

RICHARD H. MANDEL, JR., 73, DIRECTOR

     Mr. Mandel has been a director of Croff Enterprises, Inc. since 1986. Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and gas producing company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado.

DILWORTH A. NEBEKER, 62, DIRECTOR

     Mr. Nebeker served as President of Croff from September 2, 1983 to June 24, 1985, and has been a director of Croff since December 1981. He is presently a consultant. Mr. Nebeker was a lawyer in private practice from 1986 to 2001. He was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973.

EDWIN W. PEIKER, JR., 71, DIRECTOR

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

JULIAN D. JENSEN, 55, DIRECTOR

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


ITEM 11. EXECUTIVE COMPENSATION

Remuneration

     During the fiscal year ended December 31, 2002, there were no officers, employees or directors whose total cash or other remuneration exceeded $80,000.

<CAPATION>

     Summary Compensation Table

     2002 Compensation Gerald L. Jensen, President. (No other executive salaries)

Name and position:
Gerald L. Jensen, President and Chairman

                                             2002        2001        2000
----------------------------------------   ---------   ---------   ---------

Annual Compensation
-------------------

   Salary                                  $54,000     $54,000     $54,000
   Bonus                                   $     -     $     -     $     -
   Other Annual Compensation               $     -     $     -     $     -

Long Term Compensation
----------------------

   Awards
     Restricted Stock Awards               $     -     $      -     $21,000(2)
   Payouts
     No. Shares Covered by Option Grant	         -       20,000      20,000 Pfd. B(2)
     Long Term Incentive Plan Payout	   $     -     $      -     $     -
     All Other Compensation                $ 1,620(1)  $  1,620(1)  $ 1,620(1)

(1) Company IRA Contribution
(2) The preferred B warrants were added to existing common warrants in 1996.


     Gerald L. Jensen is employed as the President and Chairman of Croff Enterprises, Inc. Mr. Jensen commits a substantial amount of his time, but not all, to his duties with the Company. Directors, excluding the President, are not paid a set salary by the Company, but are paid $350 for each half-day board meeting and $500 for each full-day board meeting.

Proposed Remuneration:

     During 2003, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $500 for a full day meeting and an equal amount for audit committee work. Based on the proposed remuneration, for the fiscal year ending December 31, 2003, no officer or director shall receive total cash remuneration in excess of $80,000.

Options, Warrants or Rights

     The Company has no outstanding stock options, warrants or rights as of December 31, 2001 or 2002. During 2001, 40,000 warrants were exercised and 10,000 warrants expired. In December 2001, the Company loaned three of its directors a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due on December 31, 2002 bore interest at 6% per annum. All notes held by officers, except one, were repaid in 2002. At December 31, 2002, one note remained unpaid, which totaled $10,600 including accrued interest. Subsequent to year end the Company has received a payment of $5,600 on this note.

     Directors were authorized and issued stock warrants in 1991 that essentially provided each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant was for 20,000 shares. The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. In 1996, the warrants were modified to include an equal number of preferred B shares for each common share grantor. During 1999, warrants to purchase 10,000 shares, of both common and preferred B stock, were exercised, respectively. Also in 1999, the Board extended the expiration date for the warrants to purchase common stock and preferred B stock to December 31, 2001. Currently, the Company has no outstanding options or warrants. In 2001, 40,000 warrants were exercised and 10,000 warrants expired.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common stock and preferred B stock of the Company as of December 31, 2002, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company currently is in an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", which is owned by the Company's President. The Company is not a party to any lease, but during 2002 paid
$2,000 per month to Jenex, which is owned by the Company's president, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. Mr. Stuart Kroonenberg, the Chief Financial Officer of the Company, is paid by Jenex pursuant to this arrangement, but serves as an officer of Croff. These arrangements were entered into in order to reduce the Company's overhead. The Company is currently continuing this arrangement on a month-to-month basis. During 2002, Jenex provided similar services to another two companies in which the Company's President has a direct ownership interest. In the opinion of management, the amounts paid by Croff to Jenex for the personnel, office, equipment use, and other services are below the cost for such items if independently obtained.

     In 2001 the Company considered acquiring Reef Energy Corporation, a private oil and gas firm, in which the Company's President had purchased approximately one-fourth interest. The Company loaned Reef Energy, as part of a larger loan, $15,000 secured by assets of Reef Energy. This short-term secured note bears interest at 10% per annum. At December 31, 2002, the balance on this note including accrued interest was $9,318. Reef Energy is currently attempting to sell assets to repay this loan.

     In December 2001, the Company loaned Messrs. Gerald Jensen, Julian Jensen and Richard Mandel, three of its Directors, a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due on December 31, 2002 carried interest at 6% per annum. At December 31, 2002, one note remained unpaid, which totaled $10,600 including accrued interest. All other notes held by officers were repaid. Subsequent to year end the Company has received a payment of $5,600 on this unpaid note.

     The Company retains the legal services of Jensen, Duffin, & Dibb, LLP. Julian Jensen, a Director of the Company, is part of this professional firm. Legal fees paid to this law firm for the years ending 2002, 2001, and 2000 are $3,109, $1,800 and $2,375, respectively.

     The Company has working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company solely owed by Gerald Jensen, the Company's President. As part of the 1998 purchase agreement, Jenex agreed to rebate to Croff $150 of operating fees per well, each month, which now totals $750 per month, as long as Jenex operated the wells and Croff retained its interest

ITEM 14. CONTROLS AND PROCEDURES

     Croff's principal executive officer and principal financial officer have evaluated the effectiveness of Croff's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


Financial Statements

     See index to financial statements, financial statement schedules, and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof. These reports are attached as exhibits and are incorporated herein.

Reports on Form 8-K

     None

Exhibit Index

     Index and financial statements, schedules, and supplemented information.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                        REGISTRANT:

                                        CROFF ENTERPRISES, INC.

Date: March 27, 2003                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: March 27, 2003                    By: /s/Stuart D. Kroonenberg
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



Date: March 27, 2003                    By: /S/Gerald L. Jensen
     ----------------                      --------------------------------
                                           Gerald L. Jensen, Chairman


Date: March 27, 2003                    By: /S/Richard H. Mandel, Jr.
     ----------------                      --------------------------------
                                           Richard H. Mandel, Jr., Director


Date: March 27, 2003                    By: /S/Edwin Peiker, Jr.
     ----------------                      --------------------------------
                                           Edwin Peiker, Jr., Director


Date: March 27, 2003                    By: /S/Dilworth A. Nebeker
     ----------------                      --------------------------------
                                           Dilworth A. Nebeker, Director


Date: March 27, 2003                    By: /S/Julian D. Jensen
     ----------------                      --------------------------------
                                           Julian D. Jensen, Director

                           CERTIFICATION PURSUANT TO
   SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Gerald L. Jensen, certify that:

 1. I have reviewed this annual report on Form 10-K of Croff Enterprises, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 27, 2003                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                           CERTIFICATION PURSUANT TO
   SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart D. Kroonenberg, certify that:

 1. I have reviewed this annual report on Form 10-K of Croff Enterprises, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 27, 2003                    By: /S/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg
                                           Chief Financial Officer

                                                                    Exhibit 99.1




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Croff Enterprises, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: March 27, 2003                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 99.2




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Croff Enterprises, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart
D. Krooneberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: March 27, 2003                    By: /S/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg
                                           Chief Financial Officer

                            CROFF ENTERPRISES, INC.
                  INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                          AND SUPPLEMENTAL INFORMATION



                                                                    Page Number
                                                                    -----------

I.   Financial Statements


     Report of Independent Certified Public Accountants.................F-2


     Balance Sheets as of December 31, 2001 and 2002....................F-3


     Statements of Operations for the years ended December 31,
     2000, 2001 and 2002................................................F-4


     Statements of Stockholders' Equity for the years ended
     December 31, 2000, 2001 and 2002...................................F-5


     Statements of Cash Flows for the years ended December 31,
     2000, 2001 and 2002................................................F-6


     Notes to Financial Statements......................................F-7




II.  Supplemental Information - Disclosures About Oil and
	  Gas Producing Activities - Unaudited..........................F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Croff Enterprises, Inc.


     We have audited the balance sheets of Croff Enterprises, Inc. at December 31, 2001 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.







Denver, Colorado
February 26, 2003                                   CAUSEY DEMGEN & MOORE INC.

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                            December 31, 2001 and 2002

                                                          2001          2002
                                                       ----------    ----------

                        ASSETS

Current assets:
  Cash and cash equivalents                            $  338,870    $  316,473
  Marketable equity securities, available for sale          4,600        61,540
  Accounts receivable                                      49,226        48,948
  Notes receivable, related parties                        16,159         9,318
                                                       ----------    ----------
                                                          408,855       436,279
                                                       ----------    ----------

Oil and gas properties, at cost, successful efforts method:
  Proved properties                                       578,091       640,755
  Unproved properties                                      97,102        97,102
                                                       ----------    ----------
                                                          675,193       737,857
  Accumulated depletion and depreciation                 (388,924)     (420,924)
                                                       ----------    ----------
                                                          286,269       316,933
                                                       ----------    ----------

    Total assets                                       $  695,124    $  753,212
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   17,568    $   15,481
  Accrued liabilities                                       5,471         1,323
                                                       ----------    ----------
                                                           23,039        16,804
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares
    issued and outstanding                                397,085       470,910
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 629,143 shares issued
    and outstanding                                        62,914        62,914
  Capital in excess of par value                          530,071       456,246
  Treasury stock, at cost, 63,083 shares
    issued and outstanding                                (83,151)      (83,151)
  Accumulated other comprehensive loss                     (1,150)      (65,205)
  Accumulated deficit                                    (193,618)      (94,706)
  Notes receivable from directors                         (40,066)      (10,600)
                                                       ----------    ----------
                                                          672,085       736,408
                                                       ----------    ----------

    Total liabilities and stockholders' equity         $  695,124    $  753,212
                                                       ==========    ==========

               See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 2000, 2001 and 2002

                                            2000          2001          2002
                                         ----------    ----------    ----------

Revenues
  Oil and gas sales                      $  368,022    $  332,573    $  286,602
  Loss on disposal of oil and gas
    properties                               (5,623)            -             -
  Gain on sale of marketable equity
    securities                                    -        22,193        23,026
  Other income                                6,970        10,459         5,700
                                         ----------    ----------    ----------

                                            369,369       365,225       315,328
                                         ----------    ----------    ----------

Expenses
  Lease operating expense including
    production taxes                         87,921       116,190        77,065
  General and administrative                 86,745        89,393        83,351
  Overhead expense, related party            19,200        24,000        24,000
  Impairment of oil and gas properties            -        34,107             -
  Depletion and depreciation                 43,835        40,000        32,000
                                         ----------    ----------    ----------

                                            237,701       303,690       216,416
                                         ----------    ----------    ----------

  Net income                                 31,668        61,535        98,912

  Net income applicable to
    preferred B shareholders                125,000        30,000        73,825
                                         ----------    ----------    ----------

  Net income applicable to
    common shareholders                  $    6,668    $   31,535    $   25,087
                                         ==========    ==========    ==========

  Basic and diluted net income
    per common share                     $      .01    $      .06    $      .04
                                         ==========    ==========    ==========






               See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 2001 and 2002

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 1999                500,659  $350,359   589,143  $ 58,914  $  540,797  $(82,896) $           -   $ (386,821)
  Purchase of 55 shares of
    treasury stock                                -         -         -         -           -       (55)             -            -
  Net income for the year ended
    December 31, 2000                             -         -         -         -           -         -              -      131,668
  Preferred stock reallocation                    -   125,000         -         -    (125,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance	 at December 31, 2000               500,659   475,359   589,143    58,914     415,797   (82,951)             -     (255,153)

  Stock warrants exercised                   40,000    28,000    40,000     4,000       8,000         -              -            -
  Purchase of 200 shares of
    treasury stock                                -         -         -         -           -      (200)             -            -
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -         (1,150)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       61,535
  Stock reallocation                              -  (136,274)        -         -     136,274         -              -            -
  Preferred stock reallocation                    -    30,000         -         -     (30,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)

  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -        (64,055)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       98,912
  Preferred stock reallocation                    -    73,825         -         -     (73,825)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $470,910   629,143  $ 62,914  $  456,246  $(83,151) $     (65,205) $   (94,706)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

              See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 2001 and 2002

                                            2000          2001          2002
                                         ----------    ----------    ----------
Cash flows from operating activities:
  Net income                             $  131,668    $   61,535    $   98,912
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation               43,835        40,000        32,000
    Loss on disposal or impairment of
      property                                5,623        34,107             -
    Realized gain on marketable equity
      securities                             (1,750)      (22,193)      (23,026)
    Other items, net                          1,527           375             -
    Changes in operating assets and
      liabilities:
      Accounts receivable                   (45,327)       42,516           278
      Accrued interest on notes receivable        -        (1,225)       (1,852)
      Accounts payable                       (3,613)        6,730        (2,087)
      Accrued liabilities                     2,010           103        (4,148)
                                         ----------    ----------    ----------
  Net cash provided by operating
    activities                              133,973       161,948       100,077
                                         ----------    ----------    ----------
Cash flows from investing activities:
  Purchase of marketable equity securities        -       (72,931)     (286,669)
  Proceeds from sale of marketable equity
    securities                                    -        95,124       188,700
  Notes receivable issued                         -       (15,000)            -
  Payments from notes receivable                  -             -         8,159
  Additions to oil and gas properties             -       (21,705)      (62,664)
                                         ----------    ----------    ----------
  Net cash used in investing activities           -       (14,512)     (152,474)
                                         ----------    ----------    ----------
Cash flows from financing activities:
  Purchase of treasury stock                    (55)         (200)            -
  Payments on notes receivable
    from directors                                -             -        30,000
                                         ----------    ----------    ----------
  Net cash provided by (used in)
    financing activities                        (55)         (200)       30,000
                                         ----------    ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                          133,918       147,236       (22,397)
Cash and cash equivalents
  at beginning of year                       57,716       191,634       338,870
                                         ----------    ----------    ----------
Cash and cash equivalents
  at end of year                         $   91,634    $  338,870    $  316,473
                                         ==========    ==========    ==========
Supplemental disclosure of non-cash investing and financing activities:
     In December 2001, the Company received notes from certain Directors associated with the exercise of $40,000 in stock warrants.  During the year ended December 31, 2001 and 2002, the Company has unrealized losses on available for sale securities in the amount of $1,150 and $64,055, respectively.

               See accompanying notes to the financial statements.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



1. ORGANIZATIONS AND NATURE OF BUSINESS

     Croff Enterprises, Inc. (the Company) is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and gas leases. The Company's principal activity is oil and gas production from non-operated properties. The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, and Wyoming. Over the past ten years, the Company's primary source of revenue has been oil and gas production from leases and producing mineral interests. Croff participates as a working interest owner in approximately 50 wells. Croff holds small royalty interests in approximately 210 wells.

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

Lease bonuses

     The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income). The Company received no lease bonuses in 2000. In 2001 and 2002, the Company received lease bonuses totaling $2,220 and $150, respectively, which was included in other income.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



Depreciation and depletion

     The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

Impairment of assets

     Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121
(SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. There was no impairment loss during 2000. There was an impairment loss during 2001 in the amount of $34,107 due to the plugging and abandoning of the Fannie Brown well in Oklahoma.

     In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of or held for sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The issuance of SFAS 144 did not have a material effect on the Company's 2002 financial position, result of operations, or cash flows, as the Company did not have an impairment loss during 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which provides guidance for financial accounting and reporting of costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The statement is effective for the Company in 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations as the Company currently is not the operator of its wells.

Revenue recognition

     Oil and gas revenues are accounted for using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced. Oil and gas imbalances and related value at December 31, 2000, 2001 and 2002 were insignificant.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



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

Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of other comprehensive income net of the related tax effects for the twelve months ended December 31, 2001 and 2002 totaled $1,150 and $64,055, respectively, and are related to a net unrealized loss on the Company's marketable equity securities, which are available for sale.

Fair value of financial instruments

     The carrying amounts of financial instruments including cash and cash equivalents, marketable equity securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as of December 31, 2001 and 2002.

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

Derivative instruments and hedging activities

     During the years ended December 31, 2000, 2001 and 2002, the Company did not enter into commodity derivative contracts or fixed-price physical contracts to manage its exposure to oil and gas price volatility.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



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

Marketable equity securities

     The Company has designated its marketable equity securities as "securities available for sale" pursuant to Statement of Financial Accounting Standards
No. 115, Accounting for Certain Investments in Debt and Equity Securities. The net unrealized loss related to these securities before taxes for December 31, 2000, 2001, and 2002 was $0, $1,150 and $65,205, respectively and is reflected as another comprehensive loss. During 2001 and 2002, a portion of the available -for-sale securities were sold for $95,124 and $188,700, respectively, resulting in a net gain before taxes of $22,193 and $23,026, respectively, based upon historical cost.

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

Net income per common share

     In accordance with the provisions of SFAS No. 128, "Earnings per Share," basic income per common share amounts were computed by dividing net income after deduction of the net income attributable to the preferred B shares by the weighted average number of common shares outstanding

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



during the period. Diluted income per common share assumes the conversion of all securities that are exercisable or convertible into either preferred B or common shares that would dilute the basic earnings per common share during the period. The increase in potential shares used to determine dilutive income per share for the year ended December 31, 2000 was attributable to dilutive stock warrants. All of the Company's outstanding stock warrants were either exercised or expired on or prior to December 31, 2001.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. RELATED PARTY TRANSACTIONS

     The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 2000, 2001 and 2002 amounted to $2,375, $1,800 and $3,109, respectively.

     The Company has a month-to-month agreement with an affiliated company to provide for office services and subleased office space for $1,600 per month through December 31, 2000 and increasing to $2,000 per month on January 1, 2001. Accrued liabilities at December 31, 2000, 2001 and 2002 included $1,600, $0 and $0 due to the affiliated company pursuant to this agreement.

     On June 15, 2001, the Company loaned $15,000 to a related corporation whose President is also the President of the Company. The Company is owed $9,318 including unpaid interest on this note as of December 31, 2002. The short-term secured note bears interest at 10% per annum. This note is currently past due and this related corporation is in the process of selling certain assets in order to pay off the note.

Purchase of proved oil and gas properties

     On April 7, 1998, the Company purchased certain working leasehold interests in oil and gas wells in Oklahoma, from an affiliated company, for cash in the amount of $208,000. Another affiliated entity is the operator of these wells, and agreed to offset the Company's lease operating expenses on these wells in the amount of $150 per month per well (an aggregate of $900 per month) for as long as the Company owns the wells. In August 2002, this amount was lowered to $750 per month aggregate at the same rate of $150 per well. During the years ending December 31, 2000, 2001 and 2002, $10,800, $10,800 and $10,050,
respectively, has been offset against lease operating expense, in this manner.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



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

     The Company has no outstanding stock options, warrants or rights as of December 31, 2001 and 2002. During 2001, warrants to purchase 40,000 common shares and 40,000 Class B Preferred shares were exercised by the Directors providing full recourse notes receivable to the Company for $40,000 and 10,000 warrants to purchase 10,000 common shares and 10,000 Class B Preferred shares expired.

     Directors were authorized and issued stock warrants in 1991 that essentially provided each director a warrant to purchase 10,000 shares of the Company's stock at $1.00 per share through 1995. The President's warrant was for 20,000 shares. The warrants to purchase stock were extended for four more years at the Board of Directors meeting on November 1, 1995. The warrants were again extended for two years to expire December 31, 2001. In 1996, the warrants were modified to include an equal number of Preferred B shares for each common share grantor. During 1999, warrants to purchase 10,000 shares were exercised.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the warrants. Had compensation costs for the Company's warrants been determined based on the fair value at the extension date consistent with the provision of SFAS No. 123, the Company's net earnings and earnings per share for 2000 and 2001 would not be materially different. The fair value is estimated on the date the warrants were extended in 1999 using the Black-Scholes option-pricing model, using an expected life of 2 years, a risk-free interest rate of 6.29% and expected volatility of 28%.

     In June 2000, the Company approved the increase in the authorized Class B Preferred stock to 1,000,000 shares.

     The Class A Preferred stock was authorized for possible future capitalization and funding purposes of the Company and has not yet been designated as voting or non-voting. Presently, there are no plans or intentions to issue these shares.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



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

     The Class B Preferred shares have an extremely limited market, but are traded from time to time through a clearinghouse held by the Company. The Company established a bid and ask format, whereby any shareholder could submit a bid or ask price for each Class B Preferred share. In 2000, the Company traded 7,370 shares at a price of $1.05 per share. In 2001 and 2002, no shares of Class B Preferred were traded. The Company is acting as its own transfer agent, with respect to these Class B Preferred shares only.

5. INCOME TAXES

     At December 31, 2002, the Company had net tax capital loss carry-forwards
of approximately $28,800.   In addition, the Company has a depletion carryover
of approximately $334,000, which has no expiration date.

     The Company did not record an income tax provision for the years ended December 31, 2000, 2001 or 2002 due to the utilization of various tax loss carry forwards and general business credits. The recognized tax benefit of the utilized carry forward was approximately $34,000, $17,100 and $40,000 respectively, for the years ended December 31, 2000, 2001 and 2002. The Company has a financial statement loss carryover of approximately $20,600 remaining at December 31, 2002. The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs as well as from expired and unused tax net operating losses.

     As of December 31, 2001 and 2002, total deferred tax assets; liabilities and valuation allowance are as follows:

		                                 2001		 2002
                                               --------        --------
	Deferred tax assets resulting
	  from loss carry forwards	       $ 175,400      $ 156,900
	Valuation allowance	                (175,400)      (156,900)
                                               ---------      ---------
		                               $      -       $       -
                                               =========      =========

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



6. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 526,000 shares in 2000 and 527,000 in 2001 and approximately 629,000 shares in 2002. Outstanding warrants were not dilutive in any of the periods presented.

7. MAJOR CUSTOMERS

     Customers, which accounted for over 10% of oil and natural gas revenues, were as follows for the years ended December 31, 2000, 2001 and 2002:

                                                   2000      2001      2002
                                                  ------    ------    ------

     Burlington Resources Oil and Gas Company      13.2%     13.2%     10.0%
     El Paso Production                            11.0%     10.6%     14.6%
     Energetics, LTD.                                  -         -     10.0%
     Jenex Petroleum Corp., a related party        28.9%     24.3%     17.2%


     Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

8. LINE OF CREDIT

     On June 11, 2002, the Company entered into a one-year variable rate revolving line of credit agreement whereby the Company can borrow up to $100,000 to fund investments in oil and gas properties. The variable rate is based on Prime plus 1.5%, subject to a floor of 7% and a ceiling of 12%. The Company has not accessed this line of credit and accordingly does not have any outstanding balance as of December 31, 2002.

9. MATERIAL SUBSEQUENT EVENTS

     The Company is exploring the concept of creating a type of drilling fund that could be sold, along with the Company's common stock to raise money for exploratory or development drilling. The Board of Directors has authorized management to draft a preliminary plan, discuss financing, and investigate joint venture partners and identify prospective properties. No financing commitments have been obtained at this time and there is no assurance of any such financing being obtained

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2000, 2001 and 2002



     The Board of Directors authorized the President to hedge prices on crude oil and natural gas using only fixed liability instruments such as "puts" and "calls". On March 21, 2003, the Company purchased a single put contract for 10,000 MMBTU's per month of natural gas beginning in June 2003 and ending May 2004 at the strike price of $4.75. The Company paid $58,044 for these twelve contracts.

                               CROFF ENTERPRISES, INC.
                      SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



     In November, 1982, the Financial Accounting Standards Board issued and the SEC adopted Statement of Financial Accounting Standards No. 69 (SFAS 69) "Disclosures about Oil and Gas Producing Activities". SFAS 69 requires that certain disclosures be made as supplementary information by oil and gas producers whose financial statements are filed with the SEC. The Company bases these disclosures upon estimates of proved reserves and related valuations.
An independent petroleum engineering firm compiled provided oil and gas reserve and future revenues as of December 31, 2002 for the Company's most significant wells. Management completed the 2002 reserve report from this study. For 2000 and 2001, management of the Company, none of whom are licensed as either a petroleum reservoir engineer or geologist, compiled these estimates. No attempt is made in this presentation to measure "income" from the changes in reserves and costs.


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

OIL AND GAS PRICES

     During the year ended December 31, 2002, crude oil and natural gas prices were highly volatile. The average sale price of oil in 2002 for the Company was $22.62, compared to $22.42 in 2001. The average sale price of natural gas in 2002 for the Company was $2.56 per Mcf, compared to $3.50 per Mcf in 2001. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

                            CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



                   RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The results of operations for oil and gas producing activities, excluding capital expenditures, impairment charges, corporate overhead and interest expense, are as follows for the years ended December 31, 2000, 2001 and 2002:

			                   1999	       2000         2001
                                         --------     --------    --------
Revenues                                 $368,022     $332,573    $286,602
                                         --------     --------    --------

Lease operating costs                      61,202       83,700      61,238
Production taxes                           26,719       32,490	    15,827
Depletion and depreciation                 43,835       40,000      32,000
                                         --------     --------    --------

                                          131,756      156,190     109,065
Income tax expense		                -	    -		 -
                                         --------     --------    --------

Results of operations from producing
  Activities (excluding capital
  expenditures, impairment charges
  corporate overhead, and interest
  expense)		                 $236,266     $176,383    $177,537
                                         ========     ========    ========

                             CROFF ENTERPRISES, INC.
                      SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                       NET CASH FLOWS AND CHANGES THEREIN
                     RELATING TO PROVED OIL AND GAS RESERVES

					          Year ended December 31,
                                                  -----------------------
	                                     2000	   2001	         2002
                                         ----------    ----------    ----------
Future cash inflows                      $2,507,000    $1,486,000    $3,019,000
Future production and development costs    (434,000)     (223,000)   (1,075,000)
                                         ----------    ----------    ----------
					  2,073,000     1,263,000     1,944,000
Future income tax expense                         -      (210,000)     (274,000)
                                         ----------    ----------    ----------
Future net cash flows                     2,073,000     1,053,000     1,670,000

10% annual discount for
  estimated timing of cash
  flows                                     832,000)     (418,000)     (651,000)
                                         ----------    ----------    ----------
Standardized measure of
  discounted future net
  cash flows                             $1,241,000    $  635,000    $1,019,000
                                         ==========    ==========    ==========


The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance                         $876,000    $1,241,000    $  635,000

Evaluation of proved undeveloped
  reserves, net of future production
  and development costs                     12,000        14,000         8,000
Purchase of proved reserves                      -             -             -
Sales and transfer of oil and gas
  produced, net of production costs       (280,000)     (218,000)     (210,000)
Net increase (decrease) in prices
  and costs                                695,000      (663,000)      871,000
Extensions and discoveries                  20,000             -        12,000
Revisions of previous quantity estimates   154,000        57,000       268,000
Accretion of discount                      236,000)      414,000      (701,000)
Net change in income taxes                       -      (210,000)      (64,000)
Other                                            -             -            -
                                        ----------    ----------    ----------
Ending balance                          $1,241,000    $  635,000    $1,019,000
                                        ==========    ==========    ==========


                         CROFF ENTERPRISES, INC.
                SUPPLEMENTAL INFORMATION - DISCLOSURES
           ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                 PROVED OIL AND GAS RESERVE QUANTITIES
                     (All within the United States)

                                                      Oil        Gas
                                                   reserves   reserves
                                                    (bbls)      (mcf)
                                                   --------   --------

Balance at December 31, 1999                         41,584    485,051

  Revisions of previous estimates                     2,660     46,000
  Extensions, discoveries and other additions           800	10,198
  Production                                         (4,900)   (71,500)
	                                           --------   --------
Balance at December 31, 2000	                     40,144    469,749

  Revisions of previous estimates	               (241)   (12,479)
  Extensions, discoveries and other additions             -     (2,000)
  Production                                         (4,760)   (57,804)
                                                   --------   --------

Balance at December 31, 2001                         35,143    397,466

  Revisions of previous estimates	             14,342     (2,352)
  Extensions, discoveries and other additions        19,989    119,932
  Production                                         (6,143)   (57,526)
                                                   --------   --------

Balance at December 31, 2002                         63,331    457,520
                                                   ========   ========

Proved developed reserves
  December 31, 2000                                  31,099    460,124
  December 31, 2001                                  26,223    387,974
  December 31, 2002                                  54,411    448,028


Costs incurred in oil and gas producing
  activities for the ended December 31,
  2000, 2001, and 2002 are as follows:

                                                2000       2001       2002
                                               ------     ------     ------
Property acquisition, exploration and
     development costs capitalized            $     -    $ 21,705   $62,664
Impairment of property                              -      34,107         -
Production costs                               87,921     116,190    77,065
Depletion and depreciation                     43,835      40,000    32,000


