Form 10-Q
period 2003-03-31
CROFF ENTERPRISES INC
filed 2003-05-14
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 For the period ended   March 31, 2003
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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 566,060 shares, one class only as of May 9, 2003, exclusive of 63,083 common shares, exclusive of 63,083 common shares held in treasury stock.
================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED).
--------------------------------------------------------------------------------

                                                                Page Number
                                                                -----------

PART I.  UNAUDITED FINANCIAL INFORMATION

  Item 1.      Unaudited financial statements                         3

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8

  Item 3.      Controls and Procedures                               10

PART II.  OTHER INFORMATION                                          11

  Item 5 Other Information                                           11

  Item 6 Exhibits and reports on Form 8-K                            12

Signatures                                                           12

Certifications                                                       13


--------------------------------------------------------------------------------
Forward-Looking Statements

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

     All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company's ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

     All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.


                    PART I.  UNAUDITED FINANCIAL INFORMATION


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations. All such adjustments are of a normal recurring nature.

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,    March 31,
                                                          2002          2003
                                                      -----------    ----------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  316,473    $  294,738
  Marketable equity securities, available for sale         61,540        68,410
  Natural gas "put" contracts, at fair value                    -        53,010
  Accounts receivable                                      48,948        66,399
  Notes receivable, related parties                         9,318         9,550
                                                       ----------    ----------
                                                          436,279       492,107
                                                       ----------    ----------
Oil and gas properties, at cost,
  successful efforts method:                              737,857       747,857
  Accumulated depletion and depreciation                 (420,924)     (430,924)
                                                       ----------    ----------
                                                          316,933       316,933
                                                       ----------    ----------
    Total assets                                       $  753,212    $  809,040
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   15,481    $   42,811
  Accrued liabilities                                       1,323         6,375
                                                       ----------    ----------
                                                           16,804        49,186
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares issued and
    outstanding                                           470,910       481,286
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 629,143 shares issued and outstanding      62,914        62,914
  Capital in excess of common stock par value             456,246       445,870
  Treasury stock, at cost, 63,083 shares issued and
    outstanding                                           (83,151)      (83,151)
  Accumulated other comprehensive loss                    (65,205)      (58,335)
  Accumulated deficit                                     (94,706)      (83,655)
  Note receivable from directors                          (10,600)       (5,075)
                                                       ----------    ----------
                                                          736,408       759,854
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  753,212    $  809,040
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2003
                                  (Unaudited)

                                                          2002          2003
                                                      ----------    ----------

Revenues
  Oil and gas sales                                    $   49,321    $  103,108
  Loss on natural gas "put" contracts                           -        (5,031)
  Gain on sale of marketable equity
    securities                                             23,026             -
  Other income                                              1,891         2,223
                                                       ----------    ----------
                                                           74,238       100,300
                                                       ----------    ----------

Expenses
  Lease operating expense including
    production taxes                                       14,014        29,735
  Proposed drilling fund                                        -         6,392
  General and administrative                               23,406        35,122
  Overhead expense, related party                           6,000         6,000
  Depletion and depreciation                                8,000        10,000
                                                       ----------    ----------
                                                           51,420        87,249
                                                       ----------    ----------

  Pretax income                                            22,818        13,051
  Provision for income taxes                                    -         2,000
                                                       ----------    ----------

  Net income                                               22,818        11,051
  Net income (loss) applicable to
    preferred B shareholders                                 (657)       10,376
                                                       ----------    ----------
  Net income applicable to
    common shareholders                                $    3,475    $      675
                                                       ==========    ==========
  Basic and diluted net income
    per common share                                   $   .04       $     *
                                                       ==========    ==========

  Weighted average common shares outstanding              566,060       566,060
                                                       ==========    ==========




* less than $0.01 per common share



       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2002 and
                 the three month period ened March 31, 2003
                                  (Unaudited)

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)

  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -        (64,055)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       98,912
  Preferred stock reallocation                    -    73,825         -         -     (73,825)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2002                540,659  $470,910   629,143  $ 62,914  $  456,246  $(83,151) $     (65,205) $   (94,706)
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
  Net unrealized gain on marketable
    equity securities                             -         -         -         -           -         -          6,870            -
  Net income for the three months
    ended March 31, 2002                          -         -         -         -           -         -              -       11,051
  Preferred stock reallocation                    -    10,376         -         -     (10,376)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at March 31, 2003                   540,659  $481,286   629,143  $ 62,914  $  445,870  $(83,151) $     (58,335) $   (83,655)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 2002 and 2003
                                  (Unaudited)

                                                           2002          2003
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   22,818    $   11,051
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation                              8,000        10,000
    Realized (gain) on marketable
      equity securities                                   (23,026)
    Unrealized loss on natural gas "put" contracts              -         5,031
    Changes in operating assets and
      liabilities:
      Accounts receivable                                  13,522       (17,451)
      Accrued interest on notes receivable                 (1,331)         (307)
      Accounts payable                                       (486)       27,330
      Accrued liabilities                                  (3,032)        5,052
                                                       ----------    ----------
  Net cash provided by operating
    activities                                             16,465        40,706
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of natural gas contracts                             -       (58,041)
  Acquistion of property leases                                 -       (10,000)
  Purchase of marketable equity securities               (165,502)            -
  Proceeds from sale of marketable equity
    securities                                             88,528             -
                                                       ----------    ----------
  Net cash provided by (used in) investing activities      23,026       (68,041)
                                                       ----------    ----------

Cash flows from financing activities:
  Payment on note receivable from a director                    -         5,600
                                                       ----------    ----------
  Net Cash provided by financing activities                     -         5,600
                                                       ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                                         39,491       (21,735)
Cash and cash equivalents
  at beginning of period                                  338,870       316,473
                                                       ----------    ----------
Cash and cash equivalents
  at end of period                                     $  378,361    $  294,738
                                                       ==========    ==========

Supplemental disclosure of non-cash investing and financing activities:

     During the three month periods ended March 31, 2002 and 2003, the Company had unrealized gains/(losses) on available for sale securities in the amount of $(600) and $6,870, respectively. During the three month period ended
March 31, 2002, the Company had unrealized losses on natural gas contracts of $5,031.


       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of preparation

     The condensed financial statements for the three month periods ended
March 31, 2003 and 2002 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which report has been filed with the Securities and Exchange Commission, and is available from the Company.

2.	Subsequent Events

     On April 30, 2003, the Company closed on the acquisition of its initial prospective properties for the proposed drilling fund. The initial prospective properties acquired were three non-producing oil, gas and mineral leases totaling approximately 500 acres in DeWitt County, Texas for a total purchase price of $79,413.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company accounts for its oil and gas properties under the successful efforts method of accounting. Depletion, depreciation and amortization of oil and gas properties and the periodic assessments for impairment are based on underlying oil and gas reserve estimates and future cash flows using then current oil and gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The Company has designated its marketable equity securities as "securities available for sale". The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

     At March 31, 2003, the Company had assets of $809,040. At March 31, 2003, the Company's current assets totaled $492,107 compared to current liabilities of $49,186. Working capital at March 31, 2003 totaled $442,921, an increase of 6% compared to $419,475 at December 31, 2002. The Company had a current ratio at March 31, 2003 of approximately 10:1. The market value of the Company's marketable equity securities were $58,335 below cost at March 31, 2003. During the quarter ended March 31, 2003, net cash provided by operations totaled $40,706, as compared to $16,465 for the same period in 2002. The Company's cash flow from operations is highly dependent on oil and gas prices. On
June 11, 2002, the Company entered into a one-year variable rate revolving line of credit agreement whereby the Company can borrow up to $100,000 to fund investments in oil and gas properties. The variable rate is based on Prime plus 1.5%, subject to a floor of 7% and a ceiling of 12%. The Company had no short-term or long-term debt outstanding at March 31, 2003. In April 2003, the Company borrowed $50,000 for the assignment of property leases in Texas (see
Item 5 Other Information).

     On March 21, 2003, the Company purchased a single natural gas "put" contract for each month beginning June 2003 and ending May 2004. Each contract is for 10,000 MMBTU (roughly equivalent to 10,000 Mcf) of natural gas. The strike price of $4.75. The Company paid $58,041 for these twelve contracts and the Company's maximum financial exposure is limited to the premium paid for these contracts of $58,041. The estimated fair value of the Company's contracts that would be realized on termination, approximated $53,010 at March 31, 2003. These natural gas contracts are not accounted for as a hedge in part because the natural gas volume per the series of contracts exceeds the Company's current volume of natural gas production. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the contracted production is sold.

     At March 31, 2003, there were no significant commitments for capital expenditures. On March 11, 2003 the Company paid $10,000 as an escrow deposit toward the assignment of property leases in Texas (see Item 5 Other Information). The Company is uncertain at this time as to the size and extent of its 2003 capital budget. The Company plans to finance its ongoing development, acquisition and exploration expenditures and possible equity repurchases using internal cash flow. In addition, proceeds from asset sales and bank borrowings may be utilized as well as possible joint ventures or future public and private offerings of debt or equity securities. However, future cash flows are subject to a number of variables, including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

     Revenues for the first quarter of 2003 totaled $100,300, a 35% increase from the prior year period. Net income for the first quarter of 2003 totaled $11,051, a decrease of 52% compared to the first quarter of 2002. Oil and gas sales for the first quarter of 2003 totaled $103,108, a 109% increase from the prior year period. The major factor in this increase in revenue was the combination of price and production for oil and natural gas. The average sale price of oil in first quarter of 2003 for the Company was approximately $27 per barrel compared to $17 per barrel for the same period in 2002. The average sale price of natural gas in the first quarter of 2003 for the Company was $3.75 per Mcf (Mcf equates to one thousand cubic feet), compared to $1.80 per Mcf for the same period in 2002. Production of oil increased primarily due to the acquisition of new wells in Michigan. A significant factor in the decreased net income for the quarter compared to the prior year quarter was that the Company realized a gain on the sale of marketable equity securities totaling $23,026 during the first quarter of 2002.

     Lease operation expense, which includes all production related taxes for the first quarter of 2003, totaled $29,735 compared to the first quarter of 2002, which totaled $14,014. This increase was attributable to the increased operating expenses due to additional oil and gas working interest acquisitions and higher production related taxes compared to the first quarter of 2002.

     Depreciation and depletion expense for the first quarter of 2003 totaled $10,000, a 25% increase from the prior year period, which totaled $8,000. This increase is attributable to depletion on new oil and gas properties.

     During the first quarter of 2003, the Company has incurred $6,392 in costs associated with exploring the concept of creating a type of drilling fund (see
Item 5 Other Information).

     General and administrative expense, including rent for the first quarter of 2003, totaled $41,122, which is $11,716 higher than the first quarter of 2002 which totaled $29,406. This increase was primarily attributable to additional costs incurred related to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.   CONTROLS AND PROCEDURES

     Croff's principal executive officer and principal financial officer have evaluated the effectiveness of Croff's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.


                            PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company is currently in the initial stages of exploring the concept of creating a type of drilling fund that could be sold, possibly in conjunction with the Company's common stock, to raise money for exploratory or development drilling. The Board of Directors has authorized management to draft a preliminary plan, discuss financing, and investigate joint venture partners and identify prospective properties. During the first quarter of 2003, the Company has incurred $6,392 in costs associated with exploring the concept of creating a type of drilling fund. On April 30, 2003, the Company closed on the acquisition of its initial prospective properties for the proposed drilling fund. The initial prospective properties acquired were three non-producing oil, gas and mineral leases totaling approximately 500 acres in DeWitt County, Texas for a total purchase price of $79,413. Currently, no financing commitments have been obtained and there is no assurance of any such financing being obtained

     On June 15, 2001, the Company loaned $15,000 to Reef Energy Corporation, a company in which Croff's President owns approximately a one-fourth interest. This short-term secured note bears interest at 10% per annum. At March 31, 2003, the balance on this note including accrued interest was $9,550. Reef Energy is currently attempting to sell assets to repay this loan. In December 2001, the Company loaned three of its Directors a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due December 31, 2002 bear interest at 6% per annum. At March 31, 2003, one note remained unpaid, which totaled $5,075 including accrued interest. All other notes were repaid in full.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The registrant has filed no exhibits or reports on Form 8-K for the quarter ended March 31, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     REGISTRANT:                        CROFF ENTERPRISES, INC.

Date: May 13, 2003                      By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: May 13, 2003                      By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                           CERTIFICATION PURSUANT TO
   SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Gerald L. Jensen, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Croff Enterprises, Inc.;

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

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



DDate: May 13, 2003                      By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                           CERTIFICATION PURSUANT TO
   SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart D. Kroonenberg, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Croff Enterprises, Inc.;

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

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: May 13, 2003                      By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: May 13, 2003                      By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart D. Kroonenberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: May 13, 2003                      By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

</DOUMENT>