Form 10-Q
period 2003-06-30
CROFF ENTERPRISES INC
filed 2003-08-14
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 For the period ended   June 30, 2003
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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 566,060 shares, one class only as of August 8, 2003, exclusive of 63,083 common shares, exclusive of 63,083 common shares held in treasury stock.
================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2003 (UNAUDITED).
--------------------------------------------------------------------------------

                                                                Page Number
                                                                -----------

PART I.  UNAUDITED FINANCIAL INFORMATION

  Item 1.      Unaudited financial statements                         3

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8

  Item 3.      Controls and Procedures                               11

PART II.  OTHER INFORMATION                                          11

  Item 5 Other Information                                           11

  Item 6 Exhibits and reports on Form 8-K                            11

Signatures                                                           11

Certifications                                                       12


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

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,    June 30,
                                                          2002          2003
                                                      -----------    ----------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  316,473    $  228,497
  Marketable equity securities, available for sale         61,540        85,910
  Natural gas "put" contracts, at fair value                    -        26,220
  Accounts receivable                                      48,948        74,131
  Notes receivable, related parties                         9,318         9,792
                                                       ----------    ----------
                                                          436,279       424,550
                                                       ----------    ----------
Oil and gas properties, at cost,
  successful efforts method:                              737,857       836,044
  Accumulated depletion and depreciation                 (420,924)     (440,924)
                                                       ----------    ----------
                                                          316,933       395,120
                                                       ----------    ----------
    Total assets                                       $  753,212    $  819,670
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   15,481    $   17,835
  Accrued liabilities                                       1,323         7,061
                                                       ----------    ----------
                                                           16,804        24,896
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares issued and
    outstanding                                           470,910       493,287
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 629,143 shares issued and outstanding      62,914        62,914
  Capital in excess of common stock par value             456,246       433,869
  Treasury stock, at cost, 63,083 shares issued and
    outstanding                                           (83,151)      (83,151)
  Accumulated other comprehensive loss                    (65,205)      (40,835)
  Accumulated deficit                                     (94,706)      (71,310)
  Note receivable from directors                          (10,600)            -
                                                       ----------    ----------
                                                          736,408       794,774
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  753,212    $  819,670
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three months ended     Six months ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                          2002      2003        2002      2003
                                        --------  --------    --------  --------

Revenues
  Oil and gas sales                     $ 65,537  $121,569    $114,858  $224,677
  Loss on natural gas "put" contracts          -   (26,790)          -   (31,821)
  Gain on sale of marketable
    equity securities                          -         -      23,026         -
  Other income                             1,465       751       3,356     2,974
                                        --------  --------    --------  --------
                                          67,002    95,530     141,240   195,830
                                        --------  --------    --------  --------

Expenses
  Lease operating expense including
    production taxes                      14,571    36,983      28,585    66,718
  Proposed drilling fund                       -     4,581           -    10,973
  General and administrative              21,808    23,621      45,214    58,743
  Overhead expense, related party          6,000     6,000      12,000    12,000
  Depreciation and depletion               8,000    10,000      16,000    20,000
                                        --------  --------    --------  --------
                                          50,379    81,185     101,799   168,434
                                        --------  --------    --------  --------

Pretax income                             16,623    14,345      39,441    27,396
Provision for income taxes                     -     2,000           -     4,000
                                        --------  --------    --------  --------


Net income                              $ 16,623  $ 12,345    $ 39,441  $ 23,396
                                        ========  ========    ========  ========


Net income applicable to
  preferred B stockholders'               15,986    12,001      15,329    22,377
                                        --------  --------    --------  --------
Net income applicable to
  Common stockholders'                  $    637  $    344    $ 24,112  $  1.019
                                        ========  ========    ========  ========

Basic and diluted net income
  per common share                      $   *<F1> $   *<F1>   $    .04  $   *<F1>
                                        ========  ========    ========  ========


Weighted average common shares
  outstanding                            566,060   566,060     566,060   566,060
                                        ========  ========    ========  ========

<F1>
* Less than $0.01 per share

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2002 and
                 the six month period ened June 30, 2003
                                  (Unaudited)

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)

  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -        (64,055)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       98,912
  Preferred stock allocation                      -    73,825         -         -     (73,825)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2002                540,659  $470,910   629,143  $ 62,914  $  456,246  $(83,151) $     (65,205) $   (94,706)
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
  Net unrealized gain on marketable
    equity securities                             -         -         -         -           -         -         24,370            -
  Net income for the six months
    ended June 30, 2002                           -         -         -         -           -         -              -       23,396
  Preferred stock allocation                      -    22,377         -         -     (22,377)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at June 30, 2003                    540,659  $493,287   629,143  $ 62,914  $  433,869  $(83,151) $     (40,835) $   (71,310)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the six months ended June 30, 2002 and 2003
                                  (Unaudited)

                                                           2002          2003
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   39,441    $   23,396
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation                             16,000        20,000
    Realized (gain) on marketable
      equity securities                                   (23,026)            -
    Unrealized loss on natural gas "put" contracts              -        31,821
    Changes in operating assets and
      liabilities:
      Accounts receivable                                  14,524       (25,183)
      Accrued interest on notes receivable                 (1,944)         (474)
      Accounts payable                                     (2,731)        2,354
      Accrued liabilities                                  (3,335)        5,738
                                                       ----------    ----------
  Net cash provided by operating
    activities                                             38,929        57,652
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of natural gas contracts                             -       (58,041)
  Acquistion of property leases and improvements                -       (98,187)
  Purchase of working interest in proved properties       (49,585)            -
  Purchase of marketable equity securities               (269,475)            -
  Proceeds from sale of marketable equity
    securities                                            188,528             -
                                                       ----------    ----------
  Net cash used in investing activities                  (130,532)     (156,228)
                                                       ----------    ----------

Cash flows from financing activities:
  Payment on note receivable from a director                    -        10,600
                                                       ----------    ----------
  Net Cash provided by financing activities                     -        10,600
                                                       ----------    ----------
Net decrease in cash and
  cash equivalents                                        (91,603)      (87,976)
Cash and cash equivalents
  at beginning of period                                  338,870       316,473
                                                       ----------    ----------
Cash and cash equivalents
  at end of period                                     $  247,267    $  228,497
                                                       ==========    ==========



Supplemental disclosure of non-cash investing and financing activities:

     During the six month periods ended June 30, 2002 and 2003, the Company had unrealized gains/(losses) on available for sale securities in the amount of $(35,653) and $24,370, respectively. During the six month period ended June 30, 2003, the Company had losses on natural gas contracts of $31,821.


       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of preparation

     The condensed financial statements for the three and six month periods ended June 30, 2003 and 2002 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which report has been filed with the Securities and Exchange Commission, and is available from the Company or at www.Croff.com.


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

Liquidity and Capital Resources

     At June 30, 2003, the Company had assets of $819,670 and current assets totaled $424,550 compared to current liabilities of $24,896. Working capital at June 30, 2003 totaled $399,654, a decrease of 5% compared to $419,475 at December 31, 2002. The Company had a current ratio at June 30, 2003 of approximately 17:1. The market value of the Company's marketable equity securities were $40,835 below cost at June 30, 2003. During the six month period ended June 30, 2003, net cash provided by operations totaled $57,652, as compared to $38,929 for the same period in 2002. The Company's cash flow from operations is highly dependent on oil and gas prices. On June 11, 2002, the Company entered into a one-year variable rate revolving line of credit agreement whereby the Company could borrow up to $100,000 to fund investments in oil and gas properties. The variable rate was based on Prime plus 1.5%, subject to a floor of 7% and a ceiling of 12%. The Company has elected not to renew this expired revolving line of credit. The Company had no short-term or long-term debt outstanding at June 30, 2003.

     On March 21, 2003, the Company purchased a single natural gas "put" contract for each month beginning June 2003 and ending May 2004. Each contract is for 10,000 MMBTU (roughly equivalent to 10,000 Mcf) of natural gas at the strike price of $4.75. The Company paid $58,041 for these twelve contracts and the Company's maximum financial exposure is limited to the premium paid for these contracts of $58,041. The estimated fair value of the Company's contracts if sold on June 30, 2003 was $26,220. The value of these contracts changes daily. These natural gas contracts are not accounted for as a hedge in part because the natural gas volume per the series of contracts exceeds the Company's current volume of natural gas production.

     At June 30, 2003, there were no significant commitments for capital expenditures. During the six month period ended June 30, 2003, the Company purchased non-producing oil, gas and mineral leases in DeWitt County, Texas totaling $90,760. In addition, the Company incurred $7,427 in general land improvements associated with these leases. These leases were acquired to be used in the Company's proposed drilling fund. The Company is uncertain at this time as to the size and extent of its 2003 capital budget. The Company plans to finance its ongoing development, acquisition and exploration expenditures and possible equity repurchases using internal cash flow. In addition, proceeds from asset sales and bank borrowings may be utilized as well as possible joint ventures or future public and private offerings of debt or equity securities. However, future cash flows are subject to a number of variables, including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

     The Company believes that projected operating cash flows and cash on hand will be sufficient to cover its working capital requirements for the next 12 months. In connection with consummating any significant capital expenditures or development activities, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.

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


Results of Operations


Three months ended June 30, 2003 compared to three months ended June 30, 2002.

     Revenues for the second quarter of 2003 totaled $95,530, a 43% increase from the prior year period. Net income for the second quarter of 2003 totaled $12,345, a decrease of 26% compared to the second quarter of 2002. Oil and gas sales for the second quarter of 2003 totaled $121,569, an 85% increase from the prior year period. The major factor in this increase in revenue was the combination of price and production for oil and natural gas. The Company's average sale price of oil in second quarter of 2003 was approximately $25.62 per barrel compared to $22 per barrel for the same period in 2002. The average sale price of natural gas in the second quarter of 2003 for the Company was $3.71 per Mcf (Mcf equates to one thousand cubic feet), compared to $2.32 per Mcf for the same period in 2002. Production of oil primarily increased due to the acquisition of new wells in Michigan. A significant factor for the decreased net income during the quarter compared to the prior year quarter was that the fair market value of the Company's "put" contracts decreased $26,790 during the second quarter of 2003. In addition, the Company incurred $4,581 associated with its proposed drilling fund and $2,000 for income taxes during the second quarter of 2003.

     Lease operation expense, which includes all production related taxes for the second quarter of 2003, totaled $36,983 compared to $14,571 for the second quarter of 2002. This increase was attributable to the increased operating expenses due to additional oil and gas working interest acquisitions and higher production related taxes compared to the second quarter of 2002.

     Depreciation and depletion expense for the second quarter of 2003 totaled $10,000, a 25% increase from $8,000 for the prior year period. This increase is attributable to depletion on new oil and gas properties.

     During the second quarter of 2003, the Company has incurred $4,581 in costs associated with the Company's proposed drilling fund.

     General and administrative expense, including rent for the second quarter of 2003, totaled $29,621, which is comparable to $27,808 for the second quarter of 2002.


Six months ended June 30, 2003 compared to six months ended June 30, 2002.

     Revenues for the six months ended June 30, 2003 totaled $195,830, a 39% increase from the prior year period. Net income for the six months ended
June 30, 2003 and 2002 totaled $23,396 and $39,441, respectively. Oil and gas sales for the six months ended June 30, 2003 totaled $224,667, a 96% increase compared to $114,858 for the prior year period. The major factor in this increase in revenue was the combination of price and production for oil and natural gas. Production of oil increased primarily due to the acquisition of working interests in eleven wells located in Michigan, Montana, Oklahoma and Texas during the second half of 2002. Net income for the six months ended
June 30, 2003 decreased compared to the prior year period primarily due to a $31,821 write down of the fair market value of the Company's "put" contracts. In addition, the Company incurred $10,973 associated with its proposed drilling fund and $4,000 for income taxes during the six months ended June 30, 2003.

     Lease operation expense, which includes all production related taxes for the six months ended June 30, 2003, totaled $66,718 compared to $28,585 for the prior year period. This increase was attributable to the increased operating expenses due to additional oil and gas working interest acquisitions and higher production related taxes.

     Depreciation and depletion expense for the six months ended June 30, 2003 totaled $20,000, a 25% increase compared to $16,000 for the prior year period. This increase is attributable to depletion on new oil and gas properties.

     During the first six months of 2003, the Company has incurred $10,973 in costs associated with the Company's proposed drilling fund.

     General and administrative expense, including rent for the six months ended June 30, 2003, totaled $70,743 which is $13,529 higher than the same period for 2002 which totaled $57,214. This increase was primarily attributable to additional costs incurred related to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


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


                            PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     On June 15, 2001, the Company loaned $15,000 to Reef Energy Corporation, a company in which Croff's President owns approximately a one-fourth interest. This short-term secured note bears interest at 10% per annum. At June 30, 2003, the balance on this note including accrued interest was $9,792. Reef Energy is currently attempting to sell assets to repay this loan.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The registrant has filed no exhibits or reports on Form 8-K for the quarter ended June 30, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     REGISTRANT:                        CROFF ENTERPRISES, INC.

Date: August 12, 2003                   By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: August 12, 2003                   By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                                                                   Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting ( as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls over financial reporting are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 12, 2003                   By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 31.2

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

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting ( as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls over financial reporting are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 12, 2003                   By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: August 12, 2003                   By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart D. Kroonenberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: August 12, 2003                      By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

</DOUMENT>