Form 10-Q
period 2003-09-30
CROFF ENTERPRISES INC
filed 2003-11-14
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 For the period ended   September 30, 2003
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
                              X    Yes             No
                           -------         -------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes        X    No
                           -------         -------

There were 566,060 shares of common stock outstanding on November 6, 2003, exclusive of 63,083 common shares held in treasury stock.

================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2003 (UNAUDITED).
--------------------------------------------------------------------------------

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

     All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to:
general economic conditions, the Company's ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,  September 30,
                                                          2002          2003
                                                      -----------   ------------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  316,473    $  263,099
  Marketable equity securities, available for sale         61,540        43,140
  Natural gas "put" contracts, at fair value                    -        30,864
  Accounts receivable                                      48,948        68,097
  Notes receivable, related parties                         9,318             -
                                                       ----------    ----------
                                                          436,279       405,200
                                                       ----------    ----------
Oil and gas properties, at cost,
  successful efforts method:                              737,857       903,330
  Accumulated depletion and depreciation                 (420,924)     (450,924)
                                                       ----------    ----------
                                                          316,933       452,406
                                                       ----------    ----------
    Total assets                                       $  753,212    $  857,606
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   15,481    $   19,155
  Accrued liabilities                                       1,323         7,156
                                                       ----------    ----------
                                                           16,804        26,311
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares issued and
    outstanding                                           470,910       529,747
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 629,143 shares issued and outstanding      62,914        62,914
  Capital in excess of common stock par value             456,246       397,409
  Treasury stock, at cost, 63,083 shares issued and
    outstanding                                           (83,151)      (83,151)
  Accumulated other comprehensive loss                    (65,205)      (46,540)
  Accumulated deficit                                     (94,706)      (29,084)
  Note receivable from directors                          (10,600)            -
                                                       ----------    ----------
                                                          736,408       831,295
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  753,212    $  857,606
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF INCOME
                                  (Unaudited)

                                        Three months ended    Nine months ended
                                           September 30,         September 30,
                                        ------------------    ------------------
                                          2002      2003        2002      2003
                                        --------  --------    --------  --------

Revenues
  Oil and gas sales                     $ 74,662  $ 90,612    $189,520  $315,289
  Gain (loss) on natural gas
    "put" contracts                            -     4,644           -   (27,177)
  Gain on sale of marketable
    equity securities                          -    19,450      23,026    19,450
  Other income                             6,679       705      10,035     3,679
                                        --------  --------    --------  --------
                                          81,341   115,411     222,581   311,241
                                        --------  --------    --------  --------

Expenses
  Lease operating expense including
    production taxes                      20,997    30,619      49,582    97,337
  Proposed drilling fund                       -     2,814           -    13,787
  General and administrative              22,928    21,752      68,142    80,495
  Overhead expense, related party          6,000     6,000      18,000    18,000
  Depreciation and depletion               8,000    10,000      24,000    30,000
                                        --------  --------    --------  --------
                                          57,925    71,185     159,724   239,619
                                        --------  --------    --------  --------

Pretax income                             23,416    44,226      62,857    71,622
Provision for income taxes                     -     2,000           -     6,000
                                        --------  --------    --------  --------


Net income                              $ 23,416  $ 42,226    $ 62,857  $ 65,622
                                        ========  ========    ========  ========


Net income applicable to
  preferred B shares                      22,841    36,460      38,170    58,837
                                        --------  --------    --------  --------
Net income applicable to
  Common shares                         $    575  $  5,766    $ 24,687  $  6,785
                                        ========  ========    ========  ========

Basic and diluted net income
  per common share                      $   *<F1> $   .01     $    .04  $   .01
                                        ========  ========    ========  ========


Weighted average common shares
  outstanding                            566,060   566,060     566,060   566,060
                                        ========  ========    ========  ========

<F1>
* Less than $0.01 per share

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2002 and
                  the nine months ended September 30, 2003
                                  (Unaudited)

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)

  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -        (64,055)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       98,912
  Preferred stock allocation                      -    73,825         -         -     (73,825)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2002                540,659  $470,910   629,143  $ 62,914  $  456,246  $(83,151) $     (65,205) $   (94,706)
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
  Net unrealized gain on marketable
    equity securities                             -         -         -         -           -         -         18,665            -
  Net income for the nine months
    ended September 30, 2002                      -         -         -         -           -         -              -       65,622
  Preferred stock allocation                      -    58,837         -         -     (58,837)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at September 30, 2003               540,659  $529,747   629,143  $ 62,914  $  397,409  $(83,151) $     (46,540) $   (29,084)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2003
                                  (Unaudited)

                                                           2002          2003
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   62,857    $   65,622
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation                             24,000        30,000
    Realized gain on marketable
      equity securities                                   (23,026)      (19,450)
    Loss on natural gas "put" contracts                         -        27,177
    Changes in operating assets and
      liabilities:
      Accounts receivable                                   2,375       (19,149)
      Accrued interest on notes receivable                 (2,750)         (704)
      Accounts payable                                     (1,687)        3,674
      Accrued liabilities                                  (3,033)        5,833
                                                       ----------    ----------
  Net cash provided by operating
    activities                                             58,736        93,003
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of natural gas contracts                             -       (58,041)
  Acquistion of property leases and improvements                -      (135,473)
  Purchase of working interest in proved properties       (49,585)      (30,000)
  Purchase of marketable equity securities               (269,475)            -
  Proceeds from sale of marketable equity
    securities                                            188,528        56,515
                                                       ----------    ----------
  Net cash used in investing activities                  (130,532)     (166,999)
                                                       ----------    ----------

Cash flows from financing activities:
  Payment on note receivable from a director                    -        10,600
  Payment on note receivable from related party                 -        10,022
                                                       ----------    ----------
  Net Cash provided by financing activities                     -        20,622
                                                       ----------    ----------
Net decrease in cash and
  cash equivalents                                        (71,796)      (53,374)
Cash and cash equivalents
  at beginning of period                                  338,870       316,473
                                                       ----------    ----------
Cash and cash equivalents
  at end of period                                     $  267,074    $  263,099
                                                       ==========    ==========



Supplemental disclosure of non-cash investing and financing activities:

     During the nine month periods ended September 30, 2002 and 2003, the Company had unrealized gains/(losses) on available for sale securities in the amount of $(49,062) and $18,665, respectively. During the nine month period ended
September 30, 2003, the Company had losses on natural gas contracts of $27,177.


       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of preparation

     The condensed financial statements for the three and nine month periods ended September 30, 2003 and 2002 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which report has been filed with the Securities and Exchange Commission, and is available from the Company or at www.Croff.com.


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

Liquidity and Capital Resources

     At September 30, 2003, the Company had assets of $857,606 and current assets totaled $405,200 compared to current liabilities of $26,311. Working capital at September 30, 2003 totaled $378,889, a decrease of 10% compared to $419,475 at December 31, 2002. The Company had a current ratio at September 30, 2003 of approximately 15:1. The market value of the Company's marketable equity securities was $46,540 below cost at September 30, 2003. During the nine month period ended September 30, 2003, net cash provided by operations totaled $93,003, as compared to $58,736 for the same period in 2002. The Company's cash flow from operations is highly dependent on oil and gas prices. The Company had no short-term or long-term debt outstanding at September 30, 2003.

     On March 21, 2003, the Company purchased a single natural gas "put" contract for each month beginning June 2003 and ending May 2004. Each contract is for 10,000 MMBTU (roughly equivalent to 10,000 Mcf) of natural gas at the strike price of $4.75. The Company paid $58,041 for these twelve contracts and the Company's maximum financial exposure is limited to the premium paid for these contracts of $58,041. The estimated fair value of the Company's contracts if sold on September 30, 2003 was $30,864. The value of these contracts changes daily. These natural gas contracts are not accounted for as a hedge in part because the natural gas volume per the series of contracts exceeds the Company's current volume of natural gas production.

     At September 30, 2003, there were no significant commitments for capital expenditures. During the nine month period ended September 30, 2003, the Company purchased a 10% working interest in a producing lease in Harding County, Texas for $30,000. During this period the Company also acquired non-producing oil, gas and mineral leases in DeWitt County, Texas totaling $128,046 and the Company incurred $7,427 in general land improvements associated with these leases. These De Witt County leases were acquired to be used in the Company's proposed drilling fund. The Company is uncertain at this time as to the size and extent of its 2004 capital budget. The Company plans to finance its ongoing development, acquisition and exploration expenditures and possible equity repurchases using internal cash flow. In addition, proceeds from asset sales and bank borrowings may be utilized as well as possible joint ventures or future public and private offerings of debt or equity securities. However, future cash flows are subject to a number of variables, including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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


Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002.

     Revenues for the third quarter of 2003 totaled $115,411, a 42% increase from the prior year period. Net income for the third quarter of 2003 totaled $42,226, an increase of 80% compared to the third quarter of 2002. Oil and gas sales for the third quarter of 2003 totaled $90,612, a 21% increase from the prior year period. A combination of increased sales prices and slight increases in oil and natural gas production levels during the third quarter of 2003 were major factors causing this increase in oil and gas sales compared to the prior year period. The Company's average sale price of oil in the third quarter of 2003 was approximately $27.46 per barrel compared to $24.58 per barrel for the same period in 2002. The Company's average sale price of natural gas in the third quarter of 2003 was approximately $4.45 per Mcf
(Mcf equates to one thousand cubic feet), compared to $2.25 per Mcf for the same period in 2002. Production of oil primarily increased due to the acquisition of new wells in Michigan. The Company had a $19,450 realized gain from the sale of marketable equity securities, which was a significant factor for the increased net income during the third quarter of 2003 compared to the third quarter of 2002.

     Lease operation expense, which includes all production related taxes for the third quarter of 2003, totaled $30,619 compared to $20,997 for the third quarter of 2002. This increase was primarily attributable to additional operating expenses associated with the Michigan leases which were acquired in 2002 as well as higher production related taxes compared to the third quarter of 2002.

     Depreciation and depletion expense for the third quarter of 2003 totaled $10,000, a 25% increase from $8,000 for the prior year period. This increase is attributable to depletion on new oil and gas properties.

     During the third quarter of 2003, the Company has incurred $2,814 in costs associated with the Company's proposed drilling fund.

     General and administrative expense, including rent for the third quarter of 2003, totaled $27,752, which is comparable to $28,928 for the third quarter of 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002.

     Revenues for the nine months ended September 30, 2003 totaled $311,241, a 40% increase from the prior year period. Net income for the nine months ended September 30, 2003 and 2002 totaled $65,622 and $62,857, respectively. Oil and gas sales for the nine months ended September 30, 2003 totaled $315,289, a 66% increase compared to $189,520 for the prior year period. A combination of increased sales prices and increases in oil and natural gas production levels during first nine months of 2003 were major factors causing this increase in oil and gas sales compared to the prior year period. Production of oil increased primarily due to the acquisition of working interests in eleven wells located in Michigan, Montana, Oklahoma and Texas during the second half of 2002. Net income for the nine months ended September 30, 2003 increased only 4% from the prior year period primarily due to a $27,177 write down of the fair market value of the Company's "put" contracts and the fact that the Company incurred $13,797 associated with its proposed drilling fund. In addition, the Company has projected income taxes of $6,000 associated with its operation for first nine months of 2003.

     Lease operation expense, which includes all production related taxes for the nine months ended September 30, 2003, totaled $97,337 compared to $49,582 for the prior year period. This increase was attributable to the increased operating expenses due to additional oil and gas working interest acquisitions and higher production related taxes.

     Depreciation and depletion expense for the nine months ended September 30, 2003 totaled $30,000, a 25% increase compared to $24,000 for the prior year period. This increase is attributable to depletion on new oil and gas properties.

     During the first nine months of 2003, the Company incurred $13,787 in costs associated with the Company's proposed drilling fund.

     General and administrative expense, including rent for the nine months ended September 30, 2003, totaled $98,495 which is $12,353 higher than the same period for 2002 which totaled $86,142. This increase was primarily attributable to additional costs incurred related to the preparation of the Company's Annual Report and compliance with the Sarbanes-Oxley Act of 2002.


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


                            PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On June 15, 2001, the Company loaned $15,000 to Reef Energy Corporation, a company in which Croff's President owned approximately a one-fourth interest. In September 2003, Reef Energy paid off the remaining outstanding portion of this note including accrued interest.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The registrant has filed no exhibits or reports on Form 8-K for the quarter ended September 30, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     REGISTRANT:                        CROFF ENTERPRISES, INC.

Date: November 13, 2003                   By: /S/Gerald L. Jensen
     ------------------                    ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: November 13, 2003                   By: /s/Stuart D. Kroonenberg
     ------------------                    ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                                                                   Exhibit 31.1

                           CERTIFICATIONS

I, Gerald L. Jensen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Croff
   Enterprises, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: November 13, 2003                    By: /S/Gerald L. Jensen
     ------------------                    ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 31.2

                           CERTIFICATIONS

I, Stuart D. Kroonenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Croff
   Enterprises, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: November 13, 2003                    By: /s/Stuart D. Kroonenberg
     ------------------                    ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 13, 2003                    By: /S/Gerald L. Jensen
     ------------------                    ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 32.2


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart D. Kroonenberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 13, 2003                    By: /s/Stuart D. Kroonenberg
     ------------------                    ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

</DOUMENT>