Form 10-K
period 2003-12-31
CROFF ENTERPRISES INC
filed 2004-03-25
CIK 25743

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                   FORM 10-K
(Mark one)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 2004, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $280,000.

     As of March 16, 2004, the Registrant had outstanding 566,900 shares of common stock ($0.10 par value)(excludes 53,243 common shares held as treasury stock).

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

PART I
                                                                           Page
ITEM 1  BUSINESS..............................................................3

ITEM 2  PROPERTIES............................................................8

ITEM 3  LEGAL PROCEEDINGS....................................................14

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

PART II

ITEM 5  MARKET FOR REGISTRANT'S SECURITIES AND RELATED
        STOCKHOLDER MATTERS..................................................15

ITEM 6  SELECTED FINANCIAL DATA..............................................16

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................................17

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........................21

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES..............................21

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................22

ITEM 11	EXECUTIVE COMPENSATION..............................................23

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT......................................................24

ITEM 13	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.......................25

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................26

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
	REPORTS ON FORM 8-K.................................................26

	SIGNATURES..........................................................27

	CERTIFICATIONS PURSUANT TO THE SARBANES-OXLEY ACT OF 2002...........28

                            CROFF ENTERPRISES, INC.
                           Annual Report on Form 10-K
                                December 31, 2003


                                     PART I

ITEM 1.	BUSINESS



General

     Croff Enterprises, Inc. ("Croff" or the "Company") is an independent energy company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and natural gas leases. The Company's principal activity is oil and natural gas production from non-operated properties. The Company acquires, owns, and produces, producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah and Wyoming. Over the past ten years, the Company's primary source of revenue has been oil and natural gas production from leases and producing mineral interests. Other companies operate almost all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. Croff participates as a working interest owner in approximately 50 wells or units of several wells. Croff holds small royalty interests in approximately 200 wells.

     Croff's business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company over the last four years acquired three wells in Michigan, one well in Montana, six wells in Oklahoma and eight wells in Texas. The Company continues to actively explore oil and natural gas properties that may fit into our overall business strategy. The Company's plans for ongoing development, acquisition and exploration expenditures, and possible equity repurchases over and beyond the Company's operating cash flows will depend entirely on the Company's ability to secure acceptable financing.

Summary of Current Events

     During 2003, the Company began preparing a drilling fund that could potentially be sold, along with the Company's common stock, to raise money for exploratory or development drilling. Last year, the Board of Directors authorized management to draft a preliminary plan, discuss financing, and investigate joint venture partners and identify prospective properties. No financing commitments have been obtained at this time and there is no assurance of any such financing being obtained. To date, Croff has executed a joint venture agreement with Cavalier Oil & Natural Gas Inc. of Austin, Texas, to acquire leases for a natural gas development in the Edwards and Wilcox
formations in South Texas.   During 2003, the Company acquired non-producing
mineral leases with re-entry wells in DeWitt County, Texas for $119,190 and spent $28,518 for land work, pipe and other tangible costs related to this 2004 Edwards-Wilcox Natural Gas Development Program. This Program contains up to 12 re-entry wells with three Edwards and Wilcox prospects and nine Wilcox re-entries in Dewitt County, Texas. Management believes these zones were not depleted during earlier production due to lack of pipelines, markets and low natural gas prices. Management acquired these leases after reviewing the existing logs as to the potential size and productivity of the Edwards limestone and Wilcox natural gas producing sands. Existing logs show both permeability and porosity, and can be further evaluated from offsetting Wilcox natural gas-producing wells. Additional production may be possible from new offset drilling after the re-entry wells are in production.

     At December 31, 2003, the Company had 1,036,039 thousand cubic feet equivalent (Mcfe) of proved reserves having a pretax present value (PV10%) of $1,464,000 based on non-escalated prices and costs. The valuation reflected average wellhead prices of $4.03 per Mcf and $30.14 per barrel at year-end. During 2003, the quantity of the Company's reserves increased 19%. The growth was attributable to acquisitions which increased reserves by 34,036 barrels of oil and 91,496 Mcf of natural gas and increased the pretax present value (PV10%) by approximately $450,000. In addition, the value of the Company's proved reserves increased as a result of higher prices at December 31, 2003 as compared to December 31, 2002. At December 31, 2003, approximately 51% of the Company reserves were natural gas. Oil and natural gas equivalents are based on 6 Mcf of natural gas being equivalent to one barrel of oil.

     Revenues and net income for 2003 totaled $415,926 and $94,109, respectively. Cash provided from operations in 2003 totaled $140,003. Capital expenditures for 2003 totaled $247,708. The Company acquired non-producing mineral leases with re-entry wells in DeWitt County, Texas for $119,190 and spent $28,518 for land work, pipe and other tangible costs related to this South Texas development program. In 2003, the Company acquired a 10% working interest in one well in Hardin County, Texas for $30,000 and a 20% working interest in one well in Cheboygan County, Michigan for $70,000.

History

The Company was incorporated in Utah in 1907 as Croff Mining Company. The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company, however, continues to operate its oil and natural gas properties as Croff Oil Company.

     In 1996, the Company created a class of preferred B stock to which the perpetual mineral interests and other oil and natural gas assets were pledged. Thus, the preferred B stock represents the current oil and natural gas assets of the Company, exclusive of the 2004 Edwards-Wilcox Natural Gas Development Program, and all other assets are represented by the common stock. Each common shareholder, as of the February 28, 1996 record date, received an equal number of preferred B shares, one for one, at the time of this restructuring of the capital of the Company.

Material Subsequent Events

     The Company undertakes to report what it deems to be material subsequent events as occurring since the close of its current fiscal year on December 31, 2003 and up to the date of this report.

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

Major Customers

     Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2001, 2002 and 2003:

                                                   2001      2002      2003
                                                  ------    ------    ------

     Burlington Resources Oil and Gas Company      13.2%     10.0%       *
     El Paso Production                            10.6%     14.6%       *
     Energetics, LTD.                                *       10.0%       *
     Jenex Petroleum Corp., a related party        24.3%     17.2%     23.0%

                                                   * less than 10%

     Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

Financial Information About Industry Segments

     The Company's operations presently consist of oil and natural gas production. During previous years the Company has generated revenues through the sale or leasing of oil and natural gas leasehold interests; however, no significant revenues were generated from this source for the last five years.

Government Regulation

     The Company's operations are indirectly affected by political developments and by federal, state and local laws and regulations.
Legislation and administrative regulations relating to the oil and natural gas industry are periodically changed for a variety of political, economic and other reasons. Numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties and sanctions for failure to comply. The regulatory burden on the industry increases the cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects. The Company does not believe that it has any direct responsibility for or control over these matters, as it does not act as operator of any oil or natural gas wells.

     In the past, the federal government has regulated the prices at which oil and natural gas could be sold. Prices of oil and natural gas sold by the Company are not currently regulated, but there is no assurance that such regulatory treatment will continue indefinitely into the future. Congress, or in the case of certain sales of natural gas by pipeline affiliates over which it retains jurisdiction, the Federal Energy Regulatory Commission ("FERC") could re-enact price controls or other regulations in the future.

     In recent years, FERC has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. FERC's regulatory programs allow more accurate and timely price signals from the consumer to the producer and, on the whole, have helped natural gas become more responsive to changing market conditions. To date, the Company believes it has not experienced any material adverse effect as the result of these initiatives. Nonetheless, increased competition in natural gas markets can and does add to price volatility and inter-fuel competition, which increases the pressure on the Company to manage its exposure to changing conditions and position itself to take advantage of changing markets. Additional proposals are pending before Congress and FERC that might affect the oil and natural gas industry. The oil and natural gas industry has historically been heavily regulated at the federal level; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.

     State statutes govern exploration and production operations, conservation of oil and natural gas resources, protection of the correlative rights of oil and natural gas owners and environmental standards. State Commissions implement their authority by establishing rules and regulations requiring permits for drilling, reclamation of production sites, plugging bonds, reports and other matters. There can be no assurance that, in the aggregate, these and other regulatory developments will not increase the cost of operations in the future.

Environmental Matters

     The Company's operations are indirectly subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

     The Company's operations are indirectly subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties and sanctions for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and natural gas industry increases the cost of doing business and affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the industry in general.

     As indicated above, the Company does not have any direct control over or responsibility for insuring compliance with such environmental or employee regulations as they primarily pertain to the operator of oil and natural gas wells and leases. Currently, the Company does not act as the operator of the oil and natural gas wells from which it receives revenues. The effect of a violation by an Operator of a well in which the Company had a working interest would be that the Company might incur its pro-rata share of the cost of the violation.

     The Company is not aware of any instance in which it was found to be in violation of any environmental or employee regulations or laws, and the Company is not subject to any present litigation or claims concerning such matters.
In some instances the Company could in the future incur liability, even as a non-operator, for potential environmental waste or damages or employee claims occurring on oil and natural gas properties or leases in which the Company has an ownership interest.

Forward-Looking Statements

     Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC"), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include but are not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-K.

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

     All forward-looking statements attributable to Croff or its management are expressly qualified in their entirety by this cautionary statement.

Fluctuations in Profitability of the Oil and Natural Gas Industry

     The oil and natural gas industry is highly cyclical and historically has experienced severe downturns characterized by oversupply and weak demand. Many factors affect our industry, including general economic conditions, consumer preferences, personal discretionary spending levels, interest rates and the availability of credit and capital to pursue new production opportunities. It is possible that the oil and natural gas industry will experience sustained periods of decline in the future. Any such decline could have a material adverse affect on our business.


Competition

     The oil and natural gas industry is highly competitive. The Company encounters competition in all of its operations, including the acquisition of exploration and development prospects and producing properties. The Company competes for acquisitions of oil and natural gas properties with numerous entities, including major oil companies, other independents, and individual producers and operators. Almost all of these competitors have financial and other resources substantially greater than those of the Company. The ability of the Company to increase reserves in the future will be dependent on its ability to select and successfully acquire suitable producing properties and prospects for future development and exploration.

Estimates of Oil and Natural Gas Reserves, Production and Replacement

     The information on proved oil and natural gas reserves included in this document are simply estimates. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment, assumptions used regarding quantities of oil and natural gas in place, recovery rates and future prices for oil and natural gas. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those assumed in our estimates, and such variances may be significant. If the assumptions used to estimate reserves later prove incorrect, the actual quantity of reserves and future net cash flow could be materially different from the estimates used herein. In addition, results of drilling, testing and production along with changes in oil and natural gas prices may result in substantial upward or downward revisions.

Corporate Offices and Employees

     The corporate offices are located at 621 17th Street, Suite 830, Denver, Colorado 80293. The Company is not a party to any lease, but during 2003 paid Jenex Petroleum Corporation, which is owned by the Company's President, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services were $24,000, $24,000 and $30,000 for the years ended 2001, 2002 and 2003, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

     The Company currently has five (5) directors. The Company has one employee, the President, and two contract workers. The contract workers are provided to the Company as part of its office lease and overhead agreement. The President and the contract workers work from the Company's corporate offices. None of the Croff staff is represented by a union.

Foreign Operations and Subsidiaries

     The Company has no foreign operations, exports, or subsidiaries.

ITEM 2.	PROPERTIES

General

     The Company remains focused on finding low risk oil and natural gas opportunities. In 2002, the Company purchased working interests in ten new wells, two in Michigan, seven in Texas, and one in Montana. In addition, the Company acquired an additional 44% working interest in one natural gas well located in Le Flore County, Oklahoma, in which the Company previously held a 5% working interest. During 2003, the Company prepared for a drilling program to develop an oil and natural gas producing trend in the Wilcox sand and Edwards limestone in South Texas. In 2003, the Company also continued its acquisition program by purchasing working interests in two producing wells, one in Michigan and one in Texas.

     The Company's "Developed acreage" consists of leased acreage spaced or assignable to production on wells having been drilled or completed to a point that would permit production of commercial quantities of oil or natural gas. The Company's "Gross acreage" is defined as total acres in which the Company has an interest; "Net acreage" is the actual number of mineral acres owned by the Company. Most developed acreage is held by production. The remaining acreage leases expire in 1 to 3 years. The acreage is concentrated in Alabama, Michigan, New Mexico, Oklahoma, Texas, and Utah and is widely dispersed in Colorado, Montana, North Dakota, and Wyoming.

     During 2003, the Company's production averaged 145 Mcf of natural gas and 21 Bbl of oil per day. "Proved developed" oil and natural gas reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relative major expenditure is required for re-completion.

     The quantities and values in the tables that follow are based on average prices for the year 2003 which averaged $28.32 per barrel of oil and $4.09 per Mcf of natural gas or in some cases constant prices in effect at December 31, 2003. Higher prices increase reserve values by raising the future net revenues attributable to the reserves and increasing the quantities of reserves that are recoverable on an economic basis. Price decreases have the opposite effect. A decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

     Future prices received from production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that the prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.

     The present values shown should not be construed as the current market value of the reserves. The quantities and values shown in the tables that follow are based on oil and natural gas prices in effect on December 31, 2003. The value of the Company's assets is in part dependent on the prices the Company receives for oil and natural gas, and a decline in the price of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the "SEC"), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. The calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things, general and administrative costs.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables that follow represent estimates only. Oil and natural gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered.

     An independent petroleum engineering firm compiled the proved oil and natural gas reserves and future revenues as of December 31, 2002 and December 31, 2003 for the Company's most significant wells. Management completed the 2002 and 2003 reserve reports from these base studies. Since December 31, 2003, the Company has not filed any estimates of its oil and natural gas reserves with, nor was any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission. Management of the Company, none of whom are licensed as either petroleum reservoir engineers or geologists, compiled the entire 2001 reserve estimates.

     For additional information concerning oil and natural gas reserves, see Supplemental Information - Disclosures about Oil and Natural Gas Producing Activities - Unaudited, included with the Financial Statements filed as a part of this report.

     The following table sets forth summary information with respect to estimated proved reserves at December 31, 2003.

                           ESTIMATED PROVED RESERVES
                            As of December 31, 2003

                             Net Oil       Net Gas       Pre-Tax Present
            Area             (Bbls)         (Mcf)           Value 10%
     -------------------   -----------   -----------   -------------------

     Alabama                       -         1,357         $    3,188
     Colorado                  2,520        38,145            106,663
     Michigan                 47,346        86,906            506,130
     New Mexico                   49        89,820            168,870
     North Dakota              6,235         2,384             40,454
     Oklahoma                  4,446       135,902            174,893
     Texas                     1,835        22,160             49,931
     Utah                      9,575        75,907            136,865
     Wyoming                       2        24,686             70,006
                              ------       -------         ----------
	Total                 75,904       477,267         $1,257,000


      For the year ended December 31, 2003, the Company had no delivery commitments with respect to the production of oil and natural gas. The Company is unaware of the circumstances pertaining to any delivery commitments on royalty wells. The following table sets forth summary information with respect to oil and natural gas production for the year ended December 31, 2003.

                STATE GEOGRAPHIC DISTRIBUTION OF NET PRODUCTION


                                         Net Oil             Net Gas
                 State                   (Bbls)               (Mcf)
          --------------------         -----------         -----------

          Alabama                              -                 304
          Colorado                           148               9,029
          Michigan                         3,091               6,541
          Montana                            164                   -
          New Mexico                           -               8,728
          North Dakota                       757                 561
          Oklahoma                           499              21,339
          Texas                              355               2,376
          Utah                             2,167               1,532
          Wyoming                            475               2,591
                                           -----              ------
            Total                          7,656              52,998


     The following table sets forth summary information with respect to the Company's estimated number of productive wells as of December 31, 2003.


                        PRODUCTIVE WELLS AND ACREAGE (1)
                           As of December 31, 2003

                                                                      Net
                 Gross Oil   Gross Gas    Net Oil     Net Gass       with
     Area         Wells(2)    Wells(2)     Wells       Wells      Production
---------------  ----------  ----------  ----------  ----------  ------------

Alabama               -           2           -          .01           10
Colorado              1           9          .04         .02           40
Michigan              3          33          .98         .19          188
New Mexico          178         205          .01         .03           55
North Dakota          2           2          .12         .12           38
Oklahoma              1           5          .25        1.28          173
Texas                 6           7          .08         .08          349
Utah                238          28          .20         .13          650
Wyoming               2           1          .14         .12          120
                    ---         ---         ----        ----        -----
  Total             431         292         1.82        1.92        1,645



The Company's "Gross Wells" is defined as total number of wells in which the Company has any interest in; "Net Wells" is defined as the Company's total percentage of ownership interest; "Net acreage" is the actual number of mineral acres owned by the Company.

     (1) This chart contains estimates associated with small mineral interests and small leases.
     (2) Wells included twice if it produces both oil and gas.


     The following table sets forth summary information with respect to the Company's undeveloped acreage as of December 31, 2003.


                             UNDEVELOPED ACREAGE
                           As of December 31, 2003

                                       Total Undeveloped Acreage
                          ----------------------------------------------------
          Area                     Proven                     Unproven
   -------------------    ------------------------    ------------------------
         	          Gross Acres   Net Acres     Gross Acres   Net Acres
                          -----------  -----------    -----------  -----------

   Colorado                     80           7              600          40
   Montana                       -           -            3,800         250
   Texas                     1,100         900                -           -
   Utah                      8,000         140          102,000       3,300


Oil and Natural Gas Mineral Interests and Royalties

     The Company owns perpetual mineral interests which total approximately 4,600 net mineral acres, of which approximately 1,100 net acres are producing. The mineral interests are located in 110,000 gross acres primarily in Duchesne, Uintah and Wasatch Counties in Utah, and approximately 40 net mineral acres in La Plata County, Colorado, and San Juan County, New Mexico.

     During the past three years, the Company has executed a few new leases or renewals on its perpetual mineral interests. Overall, however, the amount of new leasing was not significant. In 2003, the Company leased 22 acres of gross mineral interest in Duchesne County, Utah to Berry Corp. In 2002, the Company leased approximately 136 acres of its gross mineral interests in Duchesne County, Utah to Armstrong Oil and Gas and Petroglyph Corp. There was increased production from the Company's perpetual mineral interests in San Juan County, New Mexico, due to the fact that field drilling continued for coal bed methane natural gas. In 2001, the Company received revenues, which had been suspensed, from the Company's holdings in La Plata County, Colorado. These leases were part of a group of patented mineral rights being challenged by the Colorado Ute Indian Tribe as being invalid because they were on an Indian reservation. This lawsuit eventually reached the US Supreme Court where the Court ruled in favor of the holders of the mineral interests. After this decision, Amoco released suspensed royalty payments.

     As of December 31, 2003, the Company was receiving royalties from approximately 200 producing wells, primarily in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah. Royalties also were received from scattered interests in Alabama, Colorado, New Mexico, Texas, and Wyoming.

Oil and Natural Gas Working Interests

     The Company has sought to increase its production of oil and natural gas through the purchase of producing leases. The Company believes, in general, that it is able to purchase working interests at a more reasonable price than royalty interests. A working interest requires the owner to pay its proportionate share of the costs of producing the well, while a royalty is paid out of the revenues without a deduction for the operating costs of the well. When oil or natural gas prices drop, the proportion of the revenues going to pay the expense of operating the well increases, and when oil and natural gas prices are rising, expenses decrease as a percentage of total revenues.

     The Company's purchases of working interests are intended increase oil and natural gas production over time. Earlier than 1985 the Company participated in new wells drilled as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells. Since 1985, the Company primarily participates as a working interest owner in drilled wells.

AVERAGE SALES PRICES AND PRODUCTION COST

     The following table sets forth summary information with respect to the Company's average sales price per barrel (oil) and Mcf (1000 cubic feet of natural gas), together with production costs for units of production for the Company's production revenues by geographic area for the last three years.

                                       AVERAGE SALES PRICES AND PRODUCTION COST
                                         Past Three Years by Geographic Area

                               Average Sales Price*                                Average Production Cost*
                  ---------------------------------------------       --------------------------------------------
                      2003            2002            2001               2003(1)         2002(1)         2001(2)
                  -------------   -------------   -------------       -------------   -------------   ------------
Geographic Area	   Oil    Gas      Oil    Gas      Oil    Gas          Oil    Gas      Oil    Gas      Oil    Gas
--------------- | ------ ------ | ------ ------ | ------ ------   |   ------ ------ | ------ ------ | ------ ------ |
                |               |               |                 |                 |               |               |
                |               |               |                 |                 |               |               |
Alabama         | $    - $ 4.18 | $    - $ 2.96 | $    - $ 2.22	  |   $  n/a $ 1.12 | $  n/a $ 0.79 | $    - $    - |
Colorado        | $31.54 $ 3.85 | $21.28 $ 1.75 | $24.64 $ 4.33   |   $12.58 $ 0.07 | $ 8.49 $ 0.03 | $    - $    - |
Michigan        | $28.50 $ 4.39 | $25.96 $ 3.15 | $16.52 $ 3.13   |   $ 5.78 $ 1.17 | $ 5.27 $ 0.84 | $    - $    - |
Montana         | $27.97 $    - | $20.58 $    - | $20.80 $    -   |   $14.31 $  n/a | $10.53 $  n/a | $    - $    - |
New Mexico      |      - $ 4.42 | $27.14 $ 3.10 | $24.33 $ 4.35   |   $  n/a $ 0.27 | $ 2.34 $ 0.19 | $    - $    - |
North Dakota    | $28.43 $ 1.93 | $23.49 $ 1.64 | $24.40 $ 1.51   |   $ 8.42 $ 1.19 | $ 6.96 $ 1.01 | $    - $    - |
Oklahoma        | $26.42 $ 4.28 | $22.88 $ 2.18 | $22.97 $ 4.07   |   $14.14 $ 2.75 | $12.25 $ 1.40 | $    - $    - |
Texas           | $28.01 $ 4.18 | $25.43 $ 2.89 | $19.41 $ 4.28   |   $11.51 $ 2.23 | $10.45 $ 1.54 | $    - $    - |
Utah            | $29.15 $ 2.99 | $22.55 $ 1.49 | $24.66 $ 2.85   |   $ 3.92 $ 0.04 | $ 3.03 $ 0.02 | $    - $    - |
Wyoming         | $24.50 $ 4.05 | $16.38 $ 2.36 | $19.30 $ 2.93   |   $ 8.96 $ 1.05 | $ 5.99 $ 0.61 | $    - $    - |


                                         * Oil is per Bbl and Gas is per Mcf.

 (1)  States with higher production from royalty interests such as Utah, reflect a lower cost per barrel or Mcf
 (2)  The Company did not account for production cost by state prior to 2002.  Average production cost for the
      Company was $7.82 per barrel and $0.95 per Mcf for the year 2001.


     The average production cost for oil increased in 2003 compared to 2002. This increase was generally attributable to higher production taxes as a result of higher sales prices received during 2003 compare to 2002. The average production cost for oil decreased in 2002 from 2001 due to higher prices and lower taxes on oil wells. The other costs were somewhat lower due to less workover related costs.

     The average production cost for natural gas increased in 2003 compared to 2002. This increase was generally attributable to higher production taxes as a result of higher sales prices received during 2003 compare to 2002. The average production cost for natural gas decreased in 2002 due to lower production taxes and less workover expenses compared to 2001.

Present Activities - 2004 Edwards-Wilcox Natural Gas Development Program

     During 2003, the Company began preparing a drilling program to develop an oil and natural gas producing trend in the Wilcox sand and Edwards limestone in South Texas. The Company acquired non-producing mineral leases with re-entry wells in DeWitt County, Texas for $119,190 and spent $28,518 for land work, pipe and other tangible costs related to this 2004 Edwards-Wilcox Natural Gas Development Program. The Wilcox exists at a depth of about 9,000 feet and the Edwards at about 14,000 feet in Croff's leases in DeWitt County, Texas. The Wilcox formation is a natural gas formation stretching from the Rio Grande northeast across South Texas. At this time, some independents are drilling in the Wilcox trend. The Company's management is in the process of seeking financing and at this time no financing commitments have been obtained. There is no assurance of any such financing being obtained at acceptable terms.

     The 2004 Edwards-Wilcox Natural Gas Development Program contains up to 12 re-entry wells with three Edwards and Wilcox prospects and nine Wilcox re-entries. Management believes these zones were not depleted during earlier production due to lack of pipelines, markets and low natural gas prices. Existing logs of these wells permit reasonable prediction of the size and potential productivity of the Edwards limestone and Wilcox natural gas producing sands. They can be further evaluated from offsetting Wilcox natural gas-producing wells. Additional production may be possible from new offset drilling after the re-entry wells are in production.

     The size, timing and extent of this proposed drilling program will depend on the Company's ability to secure acceptable financing or identify viable joint interest partners. The Company has planned a drilling program utilizing drilling with 3-1/2 inch tubing which would then be cemented in place after reaching the Wilcox. In addition, a small frac is usually necessary for completion. The re-completion into existing well bores is budgeted at less than $500,000 per average well. The Company has contracted with an experienced team of professionals, who will oversee the field operations. The area has several pipelines available.

ITEM 3.	LEGAL PROCEEDINGS

     The Company is not a party to any significant legal actions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 19, 2003, the annual meeting of shareholders was held. The shareholders elected the five board members listed under Item 10, and ratified Causey Demgen & Moore, Inc. as independent auditors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed and occassionally traded on the Over The Counter Bulletin Board (www.otcbb.com) under symbol "COFF". The Company has authorized 20,000,000 shares of common stock, of which only 566,900 shares are outstanding to 1,178 shareholders. The preferred B shares also have an extremely limited market, but are traded from time to time through a Clearinghouse held by the Company. The Company acts as its own transfer agent with respect to these preferred B shares. In 2002, the Company launched an Internet based site for trading its shares at www.croff.com. Bids and offers can be posted for both preferred B shares and common shares on this website.
In addition the Company posts its recent SEC filings on the website.

     The trading range for 2001 through 2003 is shown for common shares and preferred shares as a guide to as to what transactions have either taken place or of which the Company is aware of the bid or ask price


COMMON SHARES - 566,900 SHARES OUTSTANDING FOR 2003 - (The following data is generated from limited trades from the Company's website, the over-the-counter bulletin board or internal purchases by the Company or its management.)

BID RANGE
                Calendar Quarter                   Bid         Asked
                ----------------                 ------       ------

        2001:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.00
        2002:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.00
        2003:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
	        Fourth Quarter                    $ .90        $1.25


     As of December 31, 2003, there were 1,178 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

PREFERRED "B" SHARES - 540,659 SHARES OUTSTANDING - (The following data is generated solely from private transactions or internal purchases by the Company)

BID RANGE
                Calendar Quarter                   Bid         Asked
                ----------------                 ------       ------

        2001:   First Quarter                  No Trading   No Trading
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading
        2002:   First Quarter                  No Trading   No Trading
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading
        2003:   First Quarter                  No Trading   No Trading
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading*

                * In early 2004, 250 shares preferred stock were traded at
                  $1.05 per share in two separate private transactions.

Historical Events of Interest

     On February 28, 1996, the shareholders approved the issuance of the preferred B stock to be issued to each common shareholder on the basis of one share preferred B for each share of common stock. The Company issued all of the preferred shares and delivered the preferred B shares to each of the shareholders for which it had a current address.

     In November 1991, Croff reverse-split the common stock on a ratio of 1 share of common stock for every 10 shares previously held. A trading range of approximately $1.00 to $1.10 per bid was established and prevailed for approximately four years.

     In June 2000, the Company approved the increase in the authorized Class B Preferred stock to 1,000,000 shares.

ITEM 6.	SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for the five-year period ended December 31, 2003. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the Financial Statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein

STATEMENT OF OPERATIONS DATA


Fiscal Year Ended December 31:

                          1999        2000        2001        2002        2003
                        --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA

Operations
  Oil and Gas           $214,190    $368,022    $332,573    $286,602    $392,564
  Other Revenues        $  4,115    $  1,347    $ 32,652    $ 28,726    $ 23,362
Expenses                $205,875    $237,701    $303,690    $216,416    $321,817
  Net Income<loss>      $ 12,430    $131,668    $ 61,535    $ 98,912    $ 94,109
  Per Common Share      $      *    $    .01    $    .06    $    .04
Working capital         $ 90,697    $273,295    $385,816    $419,475
Dividends per share       NONE        NONE         NONE	       NONE        NONE
* - Less than .01 per share


BALANCE SHEET DATA

Total assets            $498,162    $628,172    $695,124    $753,212    $898,221
Long-term debt**          NONE        NONE        NONE        NONE        NONE
Stockholders' equity    $480,353    $611,966    $672,085    $736,408    $866,112

** There were no long-term obligations from 1999-2003.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
            RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and natural gas revenues, oil and natural gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company accounted for its oil and natural gas properties under the successful efforts method of accounting.

     The Company periodically evaluates its oil and natural gas properties for possible impairment. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. The Company provides for depreciation and depletion of its investment in producing oil and natural gas properties on the unit-of-production method, based upon estimates of recoverable oil and natural gas reserves from the property. The Company has designated its marketable equity securities as "securities available for sale".

Liquidity and Capital Resources

     At December 31, 2003, the Company had assets of $898,221. At December 31, 2003, the Company's current assets totaled $368,580 compared to current liabilities of $32,109. Working capital at December 31, 2003 totaled $336,471, a decrease of 20% compared to $419,475 at December 31, 2002. The Company had a current ratio at December 31, 2003 of approximately 11:1. The market value of the Company's marketable equity securities were $41,210 below cost at December 31, 2003. During 2003, net cash provided by operations totaled $140,003, as compared to $100,077 in 2002. The Company's cash flow from operations is highly dependent on oil and natural gas prices. The Company had no short-term or long-term debt outstanding at December 31, 2003.

     At December 31, 2003, there were no significant commitments for capital expenditures. Capital expenditures for 2003, totaled $247,708. The Company acquired non-producing mineral leases with re-entry wells in DeWitt County, Texas for $119,190 and spent $28,518 for land work, pipe and other tangible costs related to this South Texas development program. The successful development of these assets will require the Company to raise several million dollars. The Company was no financing commitments at this time. During 2003, the Company acquired a 10% working interest in one well in Hardin County, Texas for $30,000 and a 20% working interest in one well in Cheboygan County, Michigan for $70,000. The Company is uncertain at this time as to the size and extent of its 2004 capital budget.

     In 2003, the Company prepared a drilling fund that could be sold, along with the Company's common stock to raise money for exploratory or development drilling. The Board of Directors authorized management to draft a preliminary plan, discuss financing, and investigate joint venture partners and identify prospective properties. No financing commitments have been obtained at this time and there is no assurance of any such financing being obtained.

     The Company's plans for ongoing development, acquisition and exploration expenditures, and possible equity repurchases over and beyond the Company's operating cash flows will depend entirely on the Company's ability to secure acceptable financing. Bank borrowings may be utilized to finance the Company's 2004 capital budget as well as possible joint ventures or future public or private offerings of debt or the Company's equity securities. In addition, the Company will utilize its internal operating cash flows, however, future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

     The Company believes that borrowings from financial institutions, projected operating cash flows and the cash on hand will be sufficient to cover its working capital requirements for the next 12 months. In connection with consummating any significant acquisition or funding an exploratory or development drilling program, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.

     While certain costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company. Overall, it is management's belief that inflation is generally favorable to the Company since it does not have significant operating expenses.

Results of Operations

     Revenues for 2003 totaled $415,926, an increase of 32% from 2002. Net income for 2003 totaled $94,109 compared to $98,912 in 2002. The increase in revenue was due primarily to increases in oil and natural gas prices as well as a 25% increase in oil production, which more than offset an 8% decrease in natural gas production. The average sale price of oil in 2003 for the Company was $28.32 compared to $22.62 in 2002. The average sale price of natural gas in 2003 for the Company was $4.09 per Mcf, compared to $2.56 per Mcf in 2002. Production of oil increased approximately 25% in 2003, while production of natural gas decreased 8% compared to 2002 production levels. Oil production increased primarily due to the acquisition of certain oil producing properties in 2002. The Company realized a loss during 2003 of $45,022 related to its purchase of natural gas "put" contracts which had a strike price of $4.75 per Mcf. The Company realized a gain on the sale of marketable equity securities totaling $19,450 and $23,026 for the years ended December 31, 2003 and 2002, respectively. Other income, which is composed primarily of interest and dividend income, decreased approximately 31% during 2003 to $3,912 from $5,700 in 2002. Net income for 2003 decreased slightly from 2002 primarily as a result of a realized a loss incurred of $45,022 during 2003, related to the purchase of natural gas "put" contracts which had a strike price of $4.75 per Mcf.

     Revenues for 2002 totaled $315,328, a decrease of 14% from 2001. Net income for 2002 totaled $98,912 compared to $61,535 in 2001. The decrease in revenue was due primarily to decreases in oil and natural gas prices, which more than offset increases in oil and natural gas production. The average sale price of oil in 2002 for the Company was $22.62 compared to $22.42 in 2001. The average sale price of natural gas in 2002 for the Company was $2.56 per Mcf, compared to $3.50 per Mcf in 2001. Production of oil increased approximately 29% in 2002, while production of natural gas remained constant. Oil production increased primarily due to the acquisition of new wells in Michigan. The Company realized a gain on the sale of marketable equity securities totaling $23,026 and $22,193 for the years ended
December 31, 2002 and 2001, respectively. Other income, which is composed primarily of interest and dividend income, decreased approximately 46% during 2002 to $5,700 from $10,459 in 2001. The Company maintained a larger balance of its working capital in marketable equity securities than in interest and dividend bearing money market accounts for 2002 compared to 2001.

     Lease operating expense, which includes all production related taxes, increased by approximately $54,000 in 2003 to $130,793 compared to $77,065 in 2002. Lease operating expenses increased primarily due to the acquisition of certain working interests in 2002, as well as increases associated with higher production related taxes associated with the increases in oil and natural gas prices.

     Lease operating expense, which includes all production related taxes, decreased by approximately $39,000 in 2002 to $77,065 compared to $116,190 in 2001. The primary reason for this decrease was the facts that the Company did not participate in any well workovers or reworks during 2002, nor did the Company incur any impairment losses during 2002. In 2001, the Company had an impairment loss of approximately $34,000.

     The Company incurred $13,780 in costs related to its proposed 2004 Edwards-Wilcox Natural Gas Development Program. During 2003, the Company began preparing a drilling fund that could be sold, along with the Company's common stock to raise money for exploratory or development drilling. The Board of Directors authorized management to draft a preliminary plan, discuss financing, and investigate joint venture partners and identify prospective properties. No financing commitments have been obtained at this time and there is no assurance of any such financing being obtained.

     General and administrative expense, including rent for 2003, totaled $132,244 which is $24,893 higher than 2002 which totaled $107,351. This increase was primarily attributable to approximately $15,000 in additional costs incurred related to the preparation of the Company's Annual Report and
compliance with the Sarbanes-Oxley Act of 2002.   In addition, the Company
incurred approximately $10,000 in additional general and administrative expenses associated with the development of its proposed drilling fund.

     General and administrative expense decreased approximately $6,000 to $107,351 in 2002 from $113,393 in 2001. This decrease was primarily attributable to lower annual meeting costs and lower website development costs during 2002.

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting fo
Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS
No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 was effective for the Company's year ended December 31, 2002 and for interim financial statements commencing in 2003. The adoption of this pronouncement did not have an impact on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have an impact on the Company's financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company on July 1, 2003. As the Company has no such instruments, the adoption of this statement did not have an impact on the Company's financial condition or results of operations.

     The FASB is currently evaluating the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and natural gas companies. The FASB is considering whether the provisions of SFAS No. 141 and SFAS No.142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets in the balance sheet, apart from other oil and natural gas property costs, and provide specific footnote disclosures.

     Historically, the Company has included oil and natural gas lease acquisition costs as a component of oil and natural gas properties. In the event the FASB determines that costs associated with mineral rights are required to be classified as intangible assets, approximately $216,000 of the Company's oil and natural gas property acquisition costs may be required to be separately classified on its balance sheets as intangible assets. However, the Company currently believes that its results of operations and financial condition would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards.

Quantitative and qualitative disclosures about market risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2003, ranged from a monthly low of $2.05 per Mcf to a monthly high of $6.19 per Mcf. Oil prices ranged from a monthly low of $20.05 per barrel to a monthly high of $35.67 per barrel during 2003. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. In 2003, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $43,000.

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
        FINANCIAL DISCLOSURE

     None.

Controls and procedures

     The Company's principal executive officer and principal financial officer have evaluated the effectiveness of Croff's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, they have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                                    PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officers and Significant Employees.

     The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H. Mandel, Edwin W. Peiker, and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company. The following is provided with respect to each officer and director of the Company as of March 16, 2004.

GERALD L. JENSEN, 64, PRESIDENT AND DIRECTOR

     President of Croff Oil Company since October 1985. Mr. Jensen has been an officer and director of Jenex Petroleum Corporation, a private oil and natural gas company, for over ten years, and an officer and director of other Jenex companies. In 2000, Mr. Jensen became Chairman of Provisor Capital Inc., a private finance company. Mr. Jensen was a director of Pyro Energy Corp., a public company (N.Y.S.E.) engaged in coal production and oil and atural gas, from 1978 until it was sold in 1989. Mr. Jensen is also an owner of private real estate, finance, and oil and natural gas companies.

STUART D. KROONENBERG, 35, CHIEF FINANCIAL OFFICER AND SECRETARY

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

RICHARD H. MANDEL, JR., 74, DIRECTOR

     Mr. Mandel has been a director of Croff Enterprises, Inc. since 1986. Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and natural gas producing company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado.

DILWORTH A. NEBEKER, 63, DIRECTOR

     Mr. Nebeker served as President of Croff from September 2, 1983 to
June 24, 1985, and has been a director of Croff since December 1981. He is presently a consultant. Mr. Nebeker was a lawyer in private practice from 1986 to 2001. He was a lawyer employed by Tosco Corporation, a public corporation, from 1973 to 1978. He was a lawyer with the Securities and Exchange Commission from 1967 to 1973. Mr. Nebeker is Chairman of the Croff Audit Committee.

EDWIN W. PEIKER, JR., 72, DIRECTOR

     Mr. Peiker currently serves as director of Croff. He was President of Royal Gold, Inc., from 1988 through 1991, and continues to be a director. Since 1986, Mr. Peiker has been a Vice President and Director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities. Prior thereto he was involved in private investments in oil and natural gas exploration and production. Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983. Mr. Peiker is a member of the Croff Audit Committee.

JULIAN D. JENSEN, 56, DIRECTOR

     Mr. Jensen has been a director of Croff Enterprises, Inc. since November 1991. Mr. Jensen is the brother of the Company's president and has served as legal counsel to the Company for the past nine years. Mr. Jensen has practiced primarily in the areas of corporate and securities law, in Salt Lake City, Utah, since 1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin & Dibb, which acts as legal counsel for the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely on a review of such forms furnished to the Company and certain written representations from the Executive Officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis.

Audit Committee

     The Board has established an Audit Committee to assist it in the discharge of its responsibilities. The Audit Committee reviews the professional services provided by independent public accountants and the independence of such accountants from management. This Committee also reviews the scope of the audit coverage, the quarterly and annual financial statements and such other matters with respect to the accounting, auditing and financial reporting practices and procedures as it may find appropriate or as have been brought to its attention. Messrs. Nebeker and Peiker presently serve as members of the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

Remuneration

     During the fiscal year ended December 31, 2003, there were no officers, employees or directors whose total cash or other remuneration exceeded $80,000.

<CAPATION>

                           Summary Compensation Table

    2003 Compensation Gerald L. Jensen, President. (No other executive salaries)

Name and position:
Gerald L. Jensen, President and Chairman

                                             2001        2002        2003
----------------------------------------   ---------   ---------   ---------

Annual Compensation
-------------------

   Salary                                  $54,000     $54,000      $54,000
   Bonus                                   $     -     $     -      $     -
   Other Annual Compensation               $     -     $     -      $     -

Long Term Compensation
----------------------

   Awards
     Restricted Stock Awards               $     -     $      -     $     -
   Payouts
     No. Shares Covered by Option Grant     20,000            -           -
     Long Term Incentive Plan Payout	   $     -     $      -     $     -
     All Other Compensation                $ 1,620(1)  $  1,620(1)  $ 1,620(1)

(1) Company IRA Contribution


     Gerald L. Jensen is employed as the President and Chairman of Croff Enterprises, Inc. Mr. Jensen commits a substantial amount of his time, but not all, to his duties with the Company. Directors, excluding the President, are not paid a set salary by the Company, but are paid $350 for each half-day board meeting and $500 for each full-day board meeting.

Proposed Remuneration:

     During 2004, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $500 for a full day meeting. The Chairman of the Company's Audit Committee is paid $500 per quarter and the other member of the Audit Committee is paid at the rate of $350 per meeting. Based on the proposed remuneration, for the fiscal year ending December 31, 2003, no officer or director shall receive total cash remuneration in excess of $80,000.

Options, Warrants or Rights

     The Company had no outstanding stock options, warrants or rights as of December 31, 2002 or 2003. During 2001, 40,000 warrants were exercised and 10,000 warrants expired. In December 2001, the Company loaned three of its directors a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due on December 31, 2002 bore interest at 6% per annum. All notes have been repaid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common stock and preferred B stock of the Company as of December 31, 2003, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.

<CAPTION
                                         Shares of     Percentage of    Shares of     Percentage
                                           Owned          Common       Stock Owned    Preferred
                                        Beneficially       Stock       Beneficially     Stock
                                        ------------   -------------   ------------   ----------

Gerald L. Jensen                         230,514(1)        40.7%          253,191        46.8%
  621 17th Street, Suite 830
  Denver, Colorado 80293

Edwin W. Peiker, Jr.                       4,000            0.7%            4,000         0.7%
  550 Ord Drive
  Boulder, Colorado 80401

Dilworth A. Nebeker                        2,900            0.5%            2,900         0.5%
  10823 Palliser Bay Drive
  Las Vegas, Nevada 89141

Richard H. Mandel, Jr.                    11,100            2.0%           16,202         3.0%
  3333 E. Florida #94
  Denver, Colorado 80210

Julian D. Jensen                          31,663            5.6%	   31,663         5.9%
  311 South State Street, Suite 380
  Salt Lake City, Utah 84111

Directors as a Group                     280,177            49.4%         307,956        57.0%

  (1) Includes 132,130 shares of Common and 132,130 shares preferred B held by Jensen Development Company which is wholly owned by Gerald L. Jensen.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", which is owned by the Company's President. The Company is not a party to any lease, but during 2003 paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. Mr. Stuart Kroonenberg, the Chief Financial Officer of the Company, is paid by Jenex pursuant to this arrangement, but serves as an officer of Croff. These arrangements were entered into to reduce the Company's overhead and are currently on a month-to-month basis. The Company's expenses for these services were $30,000, $24,000 and $24,000 for the years ended 2003, 2002 and 2001, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

     In 2001 the Company considered acquiring Reef Energy Corporation, a private oil and gas firm, in which the Company's President had purchased approximately one-fourth interest. The Company loaned Reef Energy, as part of a larger loan, $15,000 secured by assets of Reef Energy. This short-term secured note bore interest at 10% per annum. At December 31, 2002, the balance on this note including accrued interest was $9,318. This note was paid off in full during 2003.

     In 2001, the Company loaned three of its Directors, a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due on December 31, 2002 carried interest at 6% per annum. At December 31, 2002, one note remained unpaid, which totaled $10,600 including accrued interest. This note was paid off in full during 2003.

     The Company retains the legal services of Jensen, Duffin, & Dibb, LLP. Julian Jensen, a Director of the Company, is part of this professional firm. Legal fees paid to this law firm for the years ending 2003, 2002, and 2001 were $2,256, $3,109 and $1,800, respectively.

     The Company has working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company solely owed by Gerald Jensen, the Company's President. As part of the 1998 purchase agreement, Jenex agreed to rebate to Croff $150 of operating fees per well, each month, which now totals $750 per month, as long as Jenex operated the wells and Croff retained its interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Causey Demgen & Moore Inc. ("CDM") has been recommended by the Audit Committee of the Board and approved by the Company stockholder's for reappointment as the independent auditors for the Company for the fiscal year ended December 31, 2003. CDM is a member of the SEC Practice Section of the American Institute of Certified Public Accountants. CDM have been acting as independent accountants for the Company for thirteen years. Aggregate fees for professional services rendered by CDM in connection with its last audit of the company's consolidated Financial Statements as of and for the year ended December 31, 2002 and its limited reviews of the Company's unaudited condensed quarterly Financial Statements during 2003 and for other services rendered during 2003 totaled $8,580.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


Financial Statements

     See index to financial statements, Financial Statement schedules, and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof. These reports are attached as exhibits and are incorporated herein.

Reports on Form 8-K

     None

Exhibit Index

     Index certifications, financial statements, and supplemented information.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                        REGISTRANT:

                                        CROFF ENTERPRISES, INC.

Date: March 18, 2004                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: March 18, 2004                    By: /s/Stuart D. Kroonenberg
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



Date: March 18, 2004                    By: /S/Gerald L. Jensen
     ----------------                      --------------------------------
                                           Gerald L. Jensen, Chairman


Date: March 18, 2004                    By: /S/Richard H. Mandel, Jr.
     ----------------                      --------------------------------
                                           Richard H. Mandel, Jr., Director


Date: March 18, 2004                    By: /S/Edwin Peiker, Jr.
     ----------------                      --------------------------------
                                           Edwin Peiker, Jr., Director


Date: March 18, 2004                    By: /S/Dilworth A. Nebeker
     ----------------                      --------------------------------
                                           Dilworth A. Nebeker, Director


Date: March 18, 2004                    By: /S/Julian D. Jensen
     ----------------                      --------------------------------
                                           Julian D. Jensen, Director

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

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2004                    By: /S/Gerald L. Jensen
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

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2004                    By: /S/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg
                                           Chief Financial Officer

                                                                    Exhibit 32.1




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Croff Enterprises, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: March 18, 2004                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 32.2




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Croff Enterprises, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart
D. Krooneberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: March 18, 2004                    By: /S/Stuart D. Kroonenberg
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

                            CROFF ENTERPRISES, INC.
                  INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                          AND SUPPLEMENTAL INFORMATION



                                                                    Page Number
                                                                    -----------

I.   Financial Statements


     Report of Independent Certified Public Accountants.................F-2


     Balance Sheets as of December 31, 2002 and 2003....................F-3


     Statements of Operations for the years ended December 31,
     2001, 2002 and 2003................................................F-4


     Statements of Stockholders' Equity for the years ended
     December 31, 2001, 2002 and 2003...................................F-5


     Statements of Cash Flows for the years ended December 31,
     2001, 2002 and 2003................................................F-6


     Notes to Financial Statements......................................F-7




II.  Supplemental Information - Disclosures About Oil and
	  Gas Producing Activities - Unaudited..........................F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Croff Enterprises, Inc.


     We have audited the balance sheets of Croff Enterprises, Inc. at December 31, 2002 and 2003, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.







Denver, Colorado
March 15, 2004                                   CAUSEY DEMGEN & MOORE INC.

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                            December 31, 2002 and 2003

                                                          2002          2003
                                                       ----------    ----------

                        ASSETS

Current assets:
  Cash and cash equivalents                            $  316,473    $  154,490
  Investments
    Marketable equity securities, available for sale       61,540        48,470
    Mutual funds                                                -        77,429
  Natural gas "put" contracts, at fair value                    -         7,660
  Accounts receivable                                      48,948        80,531
  Notes receivable, related parties                         9,318             -
                                                       ----------    ----------
                                                          436,279       368,580
                                                       ----------    ----------

Oil and gas properties, at cost, successful efforts method:
  Proved properties                                       640,755       888,463
  Unproved properties                                      97,102        97,102
                                                       ----------    ----------
                                                          737,857       985,565
  Accumulated depletion and depreciation                 (420,924)     (455,924)
                                                       ----------    ----------
                                                          316,933       529,641
                                                       ----------    ----------

    Total assets                                       $  753,212    $  898,221
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   15,481    $   21,383
  Accrued liabilities                                       1,323        10,726
                                                       ----------    ----------
                                                           16,804        32,109
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares
    issued and outstanding                                470,910       559,295
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 629,143 shares issued
    and outstanding                                        62,914        62,014
  Capital in excess of par value                          456,246       369,761
  Treasury stock, at cost, 63,083 shares
    issued and outstanding                                (83,151)      (83,151)
  Accumulated other comprehensive loss                    (65,205)      (41,210)
  Accumulated deficit                                     (94,706)         (597)
  Notes receivable from directors                         (10,600)            -
                                                       ----------    ----------
                                                          736,408       866,112
                                                       ----------    ----------

    Total liabilities and stockholders' equity         $  753,212    $  898,221
                                                       ==========    ==========

               See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 2001, 2002 and 2003

                                            2001          2002          2003
                                         ----------    ----------    ----------

Revenues
  Oil and gas sales                      $  332,573    $  286,602   $   437,586
  Loss on natural gas "put" contracts             -             -       (45,022)
  Gain on sale of marketable equity
    securities                               22,193        23,026        19,450
  Other income                               10,459         5,700         3,912
                                         ----------    ----------    ----------

                                            365,225       315,328       415,926
                                         ----------    ----------    ----------

Expenses
  Lease operating expense including
    production taxes                        116,190        77,065       130,793
  Proposed drilling fund                          -             -        13,780
  General and administrative                 89,393        83,351       102,244
  Overhead expense, related party            24,000        24,000        30,000
  Impairment of oil and gas properties       34,107             -             -
  Depletion and depreciation                 40,000        32,000        35,000
                                         ----------    ----------    ----------

                                            303,690       216,416       311,817
                                         ----------    ----------    ----------

  Pretax income                              61,535        98,912       104,109
  Provision for income taxes                      -             -        10,000
                                         ----------    ----------    ----------
  Net income                                 61,535        98,912        94,109



  Net income applicable to
    preferred B shares                       30,000        73,825        88,385
                                         ----------    ----------    ----------

  Net income applicable to
    common shares                        $   31,535    $   25,087    $    5,724
                                         ==========    ==========    ==========

  Basic and diluted net income
    per common share                     $      .06    $      .04    $      .01
                                         ==========    ==========    ==========






               See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2001, 2002 and 2003

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance	 at December 31, 2000               500,659  $475,359   589,143  $ 58,914  $  415,797  $(82,951)  $          -  $  (255,153)

  Stock warrants exercised                   40,000    28,000    40,000     4,000       8,000         -              -            -
  Purchase of 200 shares of
    treasury stock                                -         -         -         -           -      (200)             -            -
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -         (1,150)           -
  Net income for the year ended
    December 31, 2001                             -         -         -         -           -         -              -       61,535
  Stock reallocation                              -  (136,274)        -         -     136,274         -              -            -
  Preferred stock reallocation                    -    30,000         -         -     (30,000)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2001                540,659   397,085   629,143    62,914     530,071   (83,151)        (1,150)    (193,618)

  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -        (64,055)           -
  Net income for the year ended
    December 31, 2002                             -         -         -         -           -         -              -       98,912
  Preferred stock reallocation                    -    73,825         -         -     (73,825)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2002                540,659   470,910   629,143    62,914     456,246   (83,151)       (65,205)     (94,706)

  Net unrealized gain on marketable
    equity securities                             -         -         -         -           -         -         23,995            -
  Net income for the year ended
    December 31, 2003                             -         -         -         -           -         -              -       94,109
  Common stock issued for services                -         -     1,000       100         900         -              -            -
  Cancellation of treasury stock                  -         -   (10,000)   (1,000)      1,000         -              -            -
  Preferred stock reallocation                    -    88,385         -         -     (88,385)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2003                540,659  $559,295   620,143  $ 62,014  $  369,761  $(83,151) $     (41,210) $      (597)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

              See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2002 and 2003

                                            2001          2002          2003
                                         ----------    ----------    ----------
Cash flows from operating activities:
  Net income                             $   61,535    $   98,912    $   94,109
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation               40,000        32,000        35,000
    Loss on disposal or impairment of
      property                               34,107             -             -
    Realized gain on marketable equity
      securities                            (22,193)      (23,026)      (19,450)
    Loss on natural gas "put" contracts           -             -        45,022
    Other items, net                            375             -         1,000
    Changes in operating assets and
      liabilities:
      Accounts receivable                    42,516           278       (31,583)
      Accrued interest on notes receivable   (1,225)       (1,852)          600
      Accounts payable                        6,730        (2,087)        5,902
      Accrued liabilities                       103        (4,148)        9,403
                                         ----------    ----------    ----------
  Net cash provided by operating
    activities                              161,948       100,077       140,003
                                         ----------    ----------    ----------
Cash flows from investing activities:
  Purchase of natural gas "put" contracts         -             -       (58,041)
  Proceeds from natural gas "put" contracts       -             -         5,359
  Purchase of investments                   (72,931)     (286,669)      (77,429)
  Proceeds from sale of investments          95,124       188,700        56,515
  Notes receivable issued                   (15,000)            -             -
  Payments from notes receivable                  -         8,159         9,318
  Additions to oil and gas properties       (21,705)      (62,664)     (247,708)
                                         ----------    ----------    ----------
  Net cash used in investing activities     (14,512)     (152,474)     (311,986)
                                         ----------    ----------    ----------
Cash flows from financing activities:
  Purchase of treasury stock                   (200)            -             -
  Payments on notes receivable
    from directors                                -        30,000        10,000
                                         ----------    ----------    ----------
  Net cash provided by (used in)
    financing activities                       (200)       30,000        10,000
                                         ----------    ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                          147,236       (22,397)     (161,983)
Cash and cash equivalents
  at beginning of year                      191,634       338,870       316,473
                                         ----------    ----------    ----------
Cash and cash equivalents
  at end of year                         $  338,870    $  316,473    $  154,490
                                         ==========    ==========    ==========

Supplemental disclosure of non-cash investing and financing activities:
     In December 2001, the Company received notes from certain Directors associated with the exercise of $40,000 in stock warrants. During the years ended December 31, 2001, 2002 and 2003, the Company had unrealized gains (losses) on available for sale securities in the amount of $(1,150), $(64,055) and $23,995 respectively. During the year ended December 31, 2003, the Company issued 1,000 shares of its common stock to a Director for services rendered valued at $1,000.


               See accompanying notes to the financial statements.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2002 and 2003



1. ORGANIZATIONS AND NATURE OF BUSINESS

     Croff Enterprises, Inc. (the Company) is engaged in the business of oil and gas exploration and production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and gas leases. The Company's principal activity is oil and natural gas production from non-operated properties. The Company also acquires, owns, and sells, producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, and Wyoming. Over the past ten years, the Company's primary source of revenue has been oil and gas production from leases and producing mineral interests. Croff participates as a working interest owner in approximately 50 wells. Croff holds small royalty interests in approximately 200 wells.

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

Lease bonuses

     The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income). In 2001, 2002 and 2003, the Company received lease bonuses totaling $2,220, $150 and $1,101, respectively, which was included in other income.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2002 and 2003



Depreciation and depletion

     The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

Recent accounting pronouncements

     Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121
(SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. There was an impairment loss during 2001 in the amount of $34,107 due to the plugging and abandoning of the Fannie Brown well in Oklahoma. There was no impairment loss during either 2002 or 2003.

     In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of or held for sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The issuance of SFAS 144 did not have a material effect on the Company's 2002 or 2003 financial position, result of operations, or cash flows, as the Company did not have an impairment loss during 2002 or 2003.

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

     The FASB is currently evaluating the application of certain provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to companies in the extractive industries, including oil and natural gas companies. The FASB is considering whether the provisions of SFAS No. 141 and SFAS No.142 require registrants to classify costs associated with mineral rights, including both proved and unproved lease acquisition

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2002 and 2003



costs, as intangible assets in the balance sheet, apart from other oil and natural gas property costs, and provide specific footnote disclosures.

     Historically, the Company has included oil and natural gas lease acquisition costs as a component of oil and natural gas properties. In the event the FASB determines that costs associated with mineral rights are required to be classified as intangible assets, approximately $216,000 of the Company's oil and natural gas property acquisition costs may be required to be separately classified on its balance sheets as intangible assets. However, the Company currently believes that its results of operations and financial condition would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards.

Revenue recognition

     Oil and gas revenues are accounted for using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced. Oil and gas imbalances and related value at December 31, 2001, 2002 and 2003 were insignificant.

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

Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes prior to 2001. The components of other comprehensive income net of the related tax effects for the twelve months ended December 31, 2001, 2002 and 2003 totaled $1,150, $64,055, and $23,995 respectively, and are related to a net unrealized loss on the Company's marketable equity securities, which are available for sale.

Fair value of financial instruments

     The carrying amounts of financial instruments including cash and cash equivalents, marketable equity securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as of December 31, 2002 and 2003.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2002 and 2003



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

Derivative instruments and hedging activities

     On March 21, 2003, the Company purchased a series put contracts for 10,000 MMBTU's per month of natural gas beginning in June 2003 and ending May 2004 at the strike price of $4.75. The Company paid $58,044 for these twelve contracts. The Company realized a loss during 2003 of $45,022 related to its purchase of these natural gas "put" contracts. During the years ended
December 31, 2001 and 2002, the Company did not enter into commodity derivative contracts or fixed-price physical contracts to manage its exposure to oil and gas price volatility.

Stock warrants

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" related to its stock warrants. Since December 2001, the Company has had no outstanding stock options or warrants.

Cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Marketable equity securities

     The Company has designated its marketable equity securities as "securities available for sale" pursuant to Statement of Financial Accounting Standards
No. 115, Accounting for Certain Investments in Debt and Equity Securities. The net unrealized gains (losses) related to these securities before taxes for December 31, 2001, 2002, and 2003 was $(1,150), $(65,205), and $23,995
respectively and is reflected as accumulated other comprehensive loss. During 2001, 2002 and 2003, a portion of the available-for-sale securities were sold for $95,124, $188,700, and $56,515 respectively, resulting in a net gain before taxes of $22,193, $23,026, and $19,450 respectively, based upon historical cost.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2002 and 2003



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

3. RELATED PARTY TRANSACTIONS

     The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 2001, 2002 and 2003 amounted to $1,800, $3,109 and $2,256, respectively.

     The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", which is owned by the Company's President. The Company is not a party to any lease, but during 2003 paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services were $24,000, $24,000 and $30,000 for the years ended 2001, 2002 and 2003, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2002 and 2003



     In 2001 the Company considered acquiring Reef Energy Corporation, a private oil and gas firm, in which the Company's President had purchased approximately one-fourth interest. The Company loaned Reef Energy, as part of a larger loan, $15,000 secured by assets of Reef Energy. This short-term secured note bore interest at 10% per annum. At December 31, 2002, the balance on this note including accrued interest was $9,318. This note was paid off in full during 2003.

     In 2001, the Company loaned three of its Directors, a total of $40,000 associated with the exercise of their stock warrants. The fully recourse notes due on December 31, 2002 carried interest at 6% per annum. At December 31, 2002, one note remained unpaid, which totaled $10,600 including accrued interest. This note was paid off in full during 2003.

Purchase of proved oil and gas properties

     On April 7, 1998, the Company purchased certain working leasehold interests in oil and gas wells in Oklahoma, from an affiliated company, for cash in the amount of $208,000. Another affiliated entity is the operator of these wells, and agreed to offset the Company's lease operating expenses on these wells in the amount of $150 per month per well (an aggregate of $900 per month) for as long as the Company owns the wells. In August 2002, one well was plugged so this amount was lowered to $750 per month aggregate at the same rate of $150 per well. During the years ending December 31, 2001, 2002 and 2003, $10,800, $10,050, and $9,000 respectively, have been offset against lease operating expense, in this manner.

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

     The Company has no outstanding stock options, warrants or rights as of December 31, 2002 and 2003. During 2001, warrants to purchase 40,000 common shares and 40,000 Class B Preferred shares were exercised by the Directors for $40,000. The Company issued short-term full recourse interest bearing notes related to this exercise of options that have paid back in full.

     The Class A Preferred stock was authorized for possible future capitalization and funding purposes of the Company and has not yet been designated as voting or non-voting. Presently, there are no plans or intentions to issue these shares.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2002 and 2003



     In 1996, the Company created a class of preferred B stock to which the perpetual mineral interests and other oil and gas assets were pledged. Thus, the preferred B stock represents the current oil and gas assets of the Company, exclusive of the 2004 Edwards-Wilcox Natural Gas Development Program, and all other assets are represented by the common stock. Each common shareholder received an equal number of preferred B shares, one for one, at the time of this restructuring of the capital of the Company. The Class B Preferred stock has no par value and limited voting privileges. The Class B Preferred stockholders are entitled exclusively to all dividends, distributions, and other income, which are based directly, or indirectly on its oil and natural gas assets of the Company. In addition, in the event of liquidation, distribution or sale of the Company, the Class B Preferred stockholders have an exclusive preference to the net asset value of the natural gas and oil assets over all other classes of common and preferred stockholders.

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

     At December 31, 2003, the Company had net tax capital loss carry-forwards of approximately $9,000. In addition, the Company has a depletion carryover of approximately $302,000, which has no expiration date.

     The Company did not record an income tax provision for the years ended December 31, 2001 or 2002 due to the utilization of various tax loss carry forwards and general business credits. The recognized tax benefit of the utilized carry forward was approximately $17,100 and $40,000 respectively, for the years ended December 31, 2001 and 2002. The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs as well as from expired and unused tax net operating losses.

     As of December 31, 2002 and 2003, total deferred tax assets; liabilities and valuation allowance are as follows:

		                                 2002		 2003
                                               --------        --------
	Deferred tax assets resulting
	  from loss carry forwards	       $ 156,900      $ 135,000
	Valuation allowance	                (156,900)      (135,000)
                                               ---------      ---------
		                               $       -      $       -
                                               =========      =========

6. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 526,000 shares in 2001 and 527,000 in 2002 and approximately 566,000 shares in 2003.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2001, 2002 and 2003



7. MAJOR CUSTOMERS

     Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2001, 2002 and 2003:

                                                   2001      2002      2003
                                                  ------    ------    ------

     Burlington Resources Oil and Gas Company      13.2%     10.0%        *
     El Paso Production                            10.6%     14.6%        *
     Energetics, LTD.                                 *      10.0%        *
     Jenex Petroleum Corp., a related party        24.3%     17.2%     23.0%

                                                   * less than 10%

     Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

                               CROFF ENTERPRISES, INC.
                      SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



     In November, 1982, the Financial Accounting Standards Board issued and the SEC adopted Statement of Financial Accounting Standards No. 69 (SFAS 69) "Disclosures about Oil and Gas Producing Activities". SFAS 69 requires that certain disclosures be made as supplementary information by oil and gas producers whose financial statements are filed with the SEC. The Company bases these disclosures upon estimates of proved reserves and related valuations.
An independent petroleum engineering firm compiled provided oil and gas reserve and future revenues as of December 31, 2002 and December 31, 2003 for the Company's most significant wells. Management completed the 2002 and 2003 reserve report from these studies. For 2001, management of the Company, none of whom are licensed as either a petroleum reservoir engineer or geologist, compiled these estimates. No attempt is made in this presentation to measure "income" from the changes in reserves and costs.


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

OIL AND GAS PRICES

     During the year ended December 31, 2003, crude oil and natural gas prices were highly volatile. The average sale price of oil in 2003 for the Company was $28.32, compared to $22.62 in 2002. The average sale price of natural gas in 2003 for the Company was $4.09 per Mcf, compared to $2.56 per Mcf in 2002. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

                            CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



                   RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The results of operations for oil and gas producing activities, excluding capital expenditures, impairment charges, corporate overhead and interest expense, are as follows for the years ended December 31, 2001, 2002 and 2003:

			                   2001         2002        2003
                                         --------     --------    --------
Revenues
  Oil and natural gas sales              $332,573    $286,602     $437,586
  Loss on natural gas "put" contracts           -           -      (45,022)
                                         --------    --------     --------

                                          332,573     286,602      392,564

Lease operating costs                      83,700      61,238      100,563
Production taxes                           32,490      15,827       30,230
Depletion and depreciation                 40,000      32,000       35,000
Income tax expense                              -           -       10,000
                                         --------     --------    --------

                                          156,190      109,065     175,793
                                         --------     --------    --------

Results of operations from producing
  Activities (excluding capital
  expenditures, impairment charges
  corporate overhead, and interest
  expense)		                 $176,383     $177,537    $216,771
                                         ========     ========    ========

                             CROFF ENTERPRISES, INC.
                      SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                       NET CASH FLOWS AND CHANGES THEREIN
                     RELATING TO PROVED OIL AND GAS RESERVES

					          Year ended December 31,
                                                  -----------------------
	                                    2001          2002	        2003
                                         ----------    ----------    ----------
Future cash inflows                      $1,486,000    $3,019,000    $4,655,000
Future production and development costs    (223,000)   (1,075,000)   (2,134,000)
                                         ----------    ----------    ----------
					  1,263,000     1,944,000     2,521,000
Future income tax expense                  (210,000)     (274,000)     (444,000)
                                         ----------    ----------    ----------
Future net cash flows                     1,053,000     1,670,000     2,077,000

10% annual discount for
  estimated timing of cash flows           (418,000)     (651,000)     (820,000)
                                         ----------    ----------    ----------
Standardized measure of
  discounted future net
  cash flows                             $  635,000    $1,019,000    $1,257,000
                                         ==========    ==========    ==========


The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance                       $1,241,000    $  635,000    $1,019,000

Evaluation of proved undeveloped
  reserves, net of future production
  and development costs                     14,000         8,000        (9,000)
Purchase of proved reserves                      -       200,000       450,000
Sales and transfer of oil and gas
  produced, net of production costs       (218,000)     (210,000)     (307,000)
Net increase (decrease) in prices
  and costs                               (663,000)      871,000       385,000
Extensions and discoveries                       -        12,000             -
Revisions of previous quantity estimates    57,000       268,000        58,000
Accretion of discount                      414,000      (701,000)     (169,000)
Net change in income taxes                (210,000)      (64,000)     (170,000)
Other                                            -             -             -
                                        ----------    ----------    ----------
Ending balance                          $  635,000    $1,019,000    $1,257,000
                                        ==========    ==========    ==========


                         CROFF ENTERPRISES, INC.
                SUPPLEMENTAL INFORMATION - DISCLOSURES
           ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                 PROVED OIL AND GAS RESERVE QUANTITIES
                     (All within the United States)

                                                      Oil        Gas
                                                   reserves   reserves
                                                    (bbls)      (mcf)
                                                   --------   --------

Balance at December 31, 2000	                     40,144    469,749

  Revisions of previous estimates	               (241)   (12,479)
  Extensions, discoveries and other additions             -     (2,000)
  Production                                         (4,760)   (57,804)
                                                   --------   --------

Balance at December 31, 2001                         35,143    397,466

  Revisions of previous estimates	             14,342     (2,352)
  Extensions, discoveries and other additions        19,989    119,932
  Production                                         (6,143)   (57,526)
                                                   --------   --------

Balance at December 31, 2002                         63,331    457,520



  Revisions of previous estimates	             (5,601)    35,359
  Extensions, discoveries and other additions        34,036     91,496
  Production                                         (7,656)   (52,998)
                                                   --------   --------

Balance at December 31, 2003                         84,110    531,377
                                                   ========   ========





Proved developed reserves
  December 31, 2001                                  26,223    387,974
  December 31, 2002                                  54,411    448,028
  December 31, 2003                                  75,904    477,267


Costs incurred in oil and gas producing activities for the years ended December 31, 2001, 2002, and 2003 are as follows:

                                               2001      2002       2003
                                             --------  --------   --------
Property acquisition, exploration and
     development costs capitalized           $ 21,705  $ 62,664  $247,708
Impairment of property                         34,107         -         -
Production costs                              116,190    77,065   130,793
Depletion and depreciation                     40,000    32,000    35,000

