Form 10-Q
period 2004-03-31
CROFF ENTERPRISES INC
filed 2004-05-14
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the period ended March 31, 2004
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
                              X    Yes             No
                           -------         -------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes        X    No
                           -------         -------

There were 566,900 shares of common stock outstanding on May 6, 2004, exclusive of 53,243 common shares held in treasury stock.

================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED).
--------------------------------------------------------------------------------

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

     All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to:
general economic conditions, the Company's ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


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

     Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,    March 31,
                                                          2003          2004
                                                      ------------   ----------

                        ASSETS

Current assets:
  Cash and cash equivalents                            $  154,490    $  230,015
  Investments
    Marketable equity securities, available for sale       48,470             -
    Mutual funds                                           77,429             -
  Natural gas "put" contracts, at fair value                7,660             -
  Accounts receivable                                      80,531       106,015
                                                       ----------    ----------
                                                          368,580       336,030
                                                       ----------    ----------

Oil and gas properties, at cost,
  successful efforts method                               985,565     1,053,380
  Accumulated depletion and depreciation                 (455,924)     (466,424)
                                                       ----------    ----------
                                                          529,641       586,956
                                                       ----------    ----------

    Total assets                                       $  898,221    $  922,986
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   21,383    $   25,523
  Accrued liabilities                                      10,726        14,808
                                                       ----------    ----------
                                                           32,109        40,331
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares
    issued and outstanding                                559,295       578,769
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 620,143 shares issued
    and outstanding                                        62,014        62,014
  Capital in excess of par value                          369,761       350,287
  Treasury stock, at cost, 53,243 shares
    issued and outstanding                                (83,151)      (83,151)
  Accumulated other comprehensive loss                    (41,210)            -
  Accumulated deficit                                        (597)      (25,264)
                                                       ----------    ----------
                                                          866,112       882,655
                                                       ----------    ----------

    Total liabilities and stockholders' equity         $  898,221    $  922,986
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2003 and 2004
                                  (Unaudited)

                                                          2003          2004
                                                      ----------    ----------

Revenues
  Oil and gas sales                                    $  103,108    $  131,074
  Loss on natural gas "put" contracts                      (5,031)       (7,599)
  Loss on sale of marketable equity
    securities                                                  -       (38,166)
  Other income                                              2,223           492
                                                       ----------    ----------
                                                          100,300        85,801
                                                       ----------    ----------

Expenses
  Lease operating expense including
    production taxes                                       29,735        35,830
  Proposed drilling fund                                    6,392         6,375
  General and administrative                               35,122        38,883
  Overhead expense, related party                           6,000        12,000
  Depletion and depreciation                               10,000        10,500
                                                       ----------    ----------
                                                           87,249       103,588
                                                       ----------    ----------

  Pretax income (loss)                                     13,051       (17,787)
  Provision for income taxes                                2,000         6,880
                                                       ----------    ----------

  Net income (loss)                                        11,051       (24,667)
  Net income applicable to
    preferred B shares                                     10,376        19,474
                                                       ----------    ----------
  Net income applicable to
    common shares                                      $      675    $  (44,141)
                                                       ==========    ==========
  Basic and diluted net income
    (loss) per common share                            $     *       $   (0.08)
                                                       ==========    ==========

  Weighted average common shares outstanding              566,900       566,900
                                                       ==========    ==========




* less than $0.01 per common share



       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2003 and
                 the three month period ened March 31, 2004
                                  (Unaudited)

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other
                                           ------------------  ------------------  excess of   Treasury  comprehensive  Accumulated
                                            Shares    Amount    Shares    Amount   par value    stock        loss         deficit
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2002                540,659  $470,910   629,143  $ 62,914  $  456,246  $(83,151) $     (83,151) $   (94,706)

  Net unrealized gain on marketable
    equity securities                             -         -         -         -           -         -         23,995            -
  Net income for the year ended
    December 31, 2003                             -         -         -         -           -         -              -       94,109
  Common stock issued for services                -         -     1,000       100         900         -              -            -
  Cancellation of treasury stock                  -         -   (10,000)   (1,000)      1,000         -              -            -
  Preferred stock reallocation                    -    88,385         -         -     (88,385)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2003                540,659  $559,295   620,143  $ 62,014  $  369,761  $(83,151) $     (41,210) $      (597)
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
  Net realized loss on marketable
    equity securities                             -         -         -         -           -         -         41,210            -
  Net loss for the three months
    ended March 31, 2004                          -         -         -         -           -         -              -      (24,667)
  Preferred stock reallocation                    -    19,474         -         -     (19,474)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at March 31, 2004                   540,659  $578,769   620,143  $ 62,014  $  350,287  $(83,151) $           - $    (25,264)
                                           ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 2003 and 2004
                                  (Unaudited)

                                                          2003          2004
                                                       ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                    $   11,051       (24,667)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depletion and depreciation                             10,000        10,500
    Realized loss on marketable
      equity securities                                         -        38,166
    Loss on natural gas "put" contracts                     5,031         7,599
    Changes in operating assets and
      liabilities:
      Accounts receivable                                 (17,451)      (25,484)
      Accrued interest on notes receivable                   (307)            -
      Accounts payable                                     27,330         4,140
      Accrued liabilities                                   5,052         4,082
                                                       ----------    ----------
  Net cash provided by operating
    activities                                             40,706        14,336
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of natural gas contracts                       (58,041)            -
  Proceeds from sale of natural gas contracts                   -            61
  Acquistion of property leases and improvements          (10,000)      (67,815)
  Proceeds from sale of marketable equity
    securities                                                  -        51,514
  Proceeds from sale of mutual fund                             -        77,429
                                                       ----------    ----------
  Net cash provided by (used in) investing activities     (68,041)       61,189
                                                       ----------    ----------

Cash flows from financing activities:
  Payment on note receivable from a director                5,600             -
                                                       ----------    ----------
  Net Cash provided by financing activities                 5,600             -
                                                       ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                                        (21,735)       75,525
Cash and cash equivalents
  at beginning of period                                  316,473       154,490
                                                       ----------    ----------
Cash and cash equivalents
  at end of period                                     $  294,738    $  230,015
                                                       ==========    ==========



Supplemental disclosure of non-cash investing and financing activities:

     During the three month period ended March 31, 2003, the Company had unrealized gains on available for sale securities in the amount of $6,870. During the three month period ended March 31, 2003, the Company had net unrealized losses on natural gas contracts of $5,031.


       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of preparation

     The condensed financial statements for the three month periods ended
March 31, 2003 and 2004 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which report has been filed with the Securities and Exchange Commission, and is available from the Company or at www.croff.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Croff Enterprises, Inc. ("Croff" or the "Company") was incorporated in Utah in 1907. Croff is an independent energy company engaged in the business of oil and natural gas exploration and production, primarily through the acquisition of producing oil and natural gas leases as well as the ownership of perpetual mineral interests. Other companies operate almost all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. Today, Croff participates as a working interest owner in approximately 50 wells or units of several wells. Croff also holds small royalty interests in approximately 200 wells.

     Croff's business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company has no short-term or long-term debt outstanding. The Company over the last four years acquired three wells in Michigan, one well in Montana, six wells in Oklahoma and eight wells in Texas. The Company continues to actively search for oil and natural gas properties that may fit into our overall business strategy.

     Currently, the Company has been preparing the framework for a proposed drilling program to develop an oil and natural gas producing trend in the Wilcox sand and Edwards limestone in south Texas, titled the "2004 Yorktown Re-entry Program". The 2004 Yorktown Re-entry Program currently contains eleven re-entry prospects on 1,100 leased acres. The successful development of these assets will, among other things, require the Company to raise several million dollars or to contract with a joint-venture partner(s) with the financial resources to complete this program. The Company has no financing or joint-venture commitments at this time and there is no assurance of any such commitments being obtained.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact results of operations, financial condition and cash flows. The Company accounts for its oil and gas properties under the successful efforts method of accounting. Depletion, depreciation and amortization of oil and gas properties and the periodic assessments for impairment are based on underlying oil and gas reserve estimates and future cash flows using then current oil and gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The Company has designated its marketable equity securities as "securities available for sale". The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

     At March 31, 2004, the Company had assets of $922,986 and current assets totaled $336,030 compared to current liabilities of $40,331. Working capital at March 31, 2004 totaled $295,699, a decrease of 12% compared to $336,471 at December 31, 2003. The Company had a current ratio at March 31, 2004 of approximately 8:1. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual fund for a net realized loss of $38,166. In addition, the Company sold its remaining natural gas "put" contracts during the first quarter of 2004 for a realized loss of $7,599. During the three month period ended March 31, 2004, net cash provided by operations totaled $14,336, as compared to $40,706 for the same period in 2003. The Company's cash flow from operations is highly dependent on oil and gas prices. The Company had no short-term or long-term debt outstanding at March 31, 2004.

     At March 31, 2004, there were no significant commitments for capital expenditures. Capital expenditures for first quarter of 2004, totaled $67,815. The Company acquired or extended mineral leases with re-entry wells in DeWitt County, Texas for $33,488 and spent $34,327 for pipe and other tangible costs related to this 2004 Yorktown Re-Entry Program. As of March 31, 2004, the Company has capitalized $215,550 related to this 2004 Yorktown Re-Entry Program. The successful development of these assets will, among other things, require the Company to raise several million dollars or to contract with a joint-venture partner(s) with the financial resources to complete this program. The Company has no financing or joint-venture commitments at this time and there is no assurance of any such commitments being obtained.

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

     While certain costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company. Overall, it is management's belief that inflation, especially in commodity prices, is generally favorable to the Company since the Company does not have significant operating expenses.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003.

     Revenues for the first quarter of 2004 totaled $85,801, a 14% decrease from the same period in 2003. The Company incurred a net loss for the first quarter of 2004 which totaled $24,667 compared to a net income of 11,051 for the same period in 2003. The reason for this loss was that during the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual funds for a net realized loss of $38,166. In addition, the Company sold its remaining natural gas "put" contracts during the first quarter of 2004 for a realized loss of $7,599. The Company's liquidation of its marketable equity securities, mutual fund and natural gas "put" contracts combined for a net realized loss of $45,765 which was a significant factor in the Company's results of operations during the first quarter of 2004 compared to the same period in 2003

     Oil and gas sales for the first quarter of 2004 totaled $131,074, a 27% increase from the same period in 2003. A combination of slight increases natural gas prices combined with increases in oil production levels during the first quarter of 2004 were major factors causing this increase in oil and gas sales compared to the same period in 2003. The Company's average sale price of oil in the first quarter of 2004 was approximately $27 per barrel compared to $27 per barrel for the same period in 2003. The Company's average sale price of natural gas in the first quarter of 2004 was approximately $4.00 per Mcf (Mcf equates to one thousand cubic feet), compared to $3.75 per Mcf for the same period in 2003. Production of oil primarily increased due to the acquisition of a working interest in a well in Michigan and a well in Texas.

     Lease operation expense, which includes all production related taxes for the first quarter of 2004 totaled $35,830 and is compared to the $29,735 incurred for the same period in 2003. Acquisitions of oil well working interests have increased the operating expenses for the first quarter of 2004 compared to the same period in 2003.

     Depletion and depreciation expense for the first quarter of 2004 totaled $10,500 and is comparable to the $10,000 incurred for the same period in 2003.

     Proposed drilling fund expense for the first quarter of 2004 totaled $6,375 and is comparable to the $6,392 incurred for the same period in 2003.

     General and administrative expense, including overhead expense paid to a related party, for the first quarter of 2004, totaled $50,883 compared to $41,122 for the same period in 2003. Overhead expense paid to a related party for the first quarter of 2004 totaled $12,000 compared to the $6,000 incurred for the same period in 2003. This increase in overhead expenses is primarily attributable to the additional time incurred establishing the 2004 Yorktown Re-entry Program. The Company has also incurred additional costs during the first quarter of 2004 associated with compliance with the Sarbanes-Oxley Act of 2002 compared to the same period in 2003.

     Provision for income taxes for the first quarter of 2004 totaled $6,880 compared to $2,000 from the same period in 2003. This increase is primarily attributable to an estimated under accrual the Company's 2003 Federal income tax liability, which was recognized during the first quarter of 2004.

Quantitative and qualitative disclosures about market risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2003 and the first quarter of 2004, ranged from a monthly low of $2.05 per Mcf to a monthly high of $7.17 per Mcf. Oil prices ranged from a monthly low of $20.05 per barrel to a monthly high of $35.67 per barrel during 2003 and the first quarter of 2004. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. In the first quarter of 2004, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $13,500.


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

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The registrant has filed no exhibits or reports on Form 8-K for the quarter ended March 31, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     REGISTRANT:                        CROFF ENTERPRISES, INC.

Date: May 13, 2004                      By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: May 13, 2004                      By: /s/Stuart D. Kroonenberg
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



Date: May 13, 2004                     By: /S/Gerald L. Jensen
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



Date: May 13, 2004                      By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                                                                   Exhibit 32.1


               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350



In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: May 13, 2004                      By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                   Exhibit 32.2


               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350



In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart
D. Kroonenberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date: May 13, 2004                      By: /s/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer