Form 10-Q
period 2004-06-30
CROFF ENTERPRISES INC
filed 2004-08-13
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 For the period ended   June 30, 2004
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
                              X    Yes             No
                           -------         -------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes        X    No
                           -------         -------

There were 566,900 shares of common stock outstanding on August 6, 2004, exclusive of 53,243 common shares held in treasury stock.

================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2004 (UNAUDITED).
--------------------------------------------------------------------------------

                                                                Page Number
                                                                -----------

PART I.  UNAUDITED FINANCIAL INFORMATION

  Item 1.      Unaudited financial statements                         3

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8

  Item 3.      Controls and Procedures                               12

PART II.  OTHER INFORMATION                                          12

  Item 5 Other Information                                           12
  Item 6 Exhibits and reports on Form 8-K                            12

Signatures                                                           13

Certifications                                                       14


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

     All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include, but are not limited to, general economic conditions, the Company's ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,    June 30,
                                                          2003          2004
                                                      -----------   ------------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  154,490    $  256,302
  Investments
    Marketable equity securities, available for sale       48,470             -
    Mutual fund                                            77,429             -
  Natural gas "put" contracts, at fair value                7,660             -
  Accounts receivable                                      80,531        87,025
                                                       ----------    ----------
                                                          368,580       343,327
                                                       ----------    ----------
Oil and gas properties, at cost,
  successful efforts method:                              985,565     1,083,629
  Accumulated depletion and depreciation                 (455,924)     (476,924)
                                                       ----------    ----------
                                                          529,641       606,705
                                                       ----------    ----------
    Total assets                                       $  898,221    $  950,032
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   21,383    $   35,097
  Accrued liabilities                                      10,726         4,608
                                                       ----------    ----------
                                                           32,109        39,705
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares issued and
    outstanding                                           559,295       607,857
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 620,143 shares issued and outstanding      62,014        62,014
  Capital in excess of par value                          369,761       321,199
  Treasury stock, at cost, 53,243 shares issued and
    outstanding                                           (83,151)      (83,151)
  Accumulated other comprehensive loss                    (41,210)            -
  Retained earnings (deficit)                                (597)        2,408
                                                       ----------    ----------
                                                          866,112       910,327
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  898,221    $  950,032
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three months ended     Six months ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                          2003      2004        2003      2004
                                        --------  --------    --------  --------

Revenues
  Oil and gas sales                     $121,569  $139,068    $224,677  $270,142
  Loss on natural gas "put" contracts    (26,790)        -     (31,821)   (7,599)
  Loss on sale of marketable
    equity securities                          -         -           -   (38,166)
  Other income                               751     1,131       2,974     1,623
                                        --------  --------    --------  --------
                                          95,530   140,199     195,830   226,000
                                        --------  --------    --------  --------

Expenses
  Lease operating expense including
    production taxes                      36,983    70,873      66,718   106,703
  Proposed drilling fund                   4,581     2,093      10,973     8,468
  General and administrative              23,621    23,461      58,743    62,344
  Overhead expense, related party          6,000    12,000      12,000    24,000
  Depreciation and depletion              10,000    10,500      20,000    21,000
                                        --------  --------    --------  --------
                                          81,185   118,927     168,434   222,515
                                        --------  --------    --------  --------

Pretax income                             14,345    21,272      27,396     3,485
Provision for income taxes                 2,000    (6,400)      4,000       480
                                        --------  --------    --------  --------


Net income                              $ 12,345  $ 27,672    $ 23,396  $  3,005
                                        ========  ========    ========  ========


Net income applicable to
  preferred B shareholders                12,001    29,088      22,377    48,562
                                        --------  --------    --------  --------
Net income (loss) applicable to
  Common shareholders                   $    344  $ (1,416)   $  1,019  $(45,557)
                                        ========  ========    ========  ========

Basic and diluted net income
  per common share                      $   *<F1> $   *<F1>   $   *<F1> $  (0.08)
                                        ========  ========    ========  ========


Weighted average common shares
  outstanding                            566,900   566,900     566,900   566,900
                                        ========  ========    ========  ========

<F1>
* Less than $0.01 per share

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2003 and
                    the six months ended June 30, 2004
                                  (Unaudited)

                                                                                                      Accumulated
                                       Preferred B stock      Common stock     Capital in                other       Retained
                                       ------------------  ------------------  excess of   Treasury  comprehensive   Earnings
                                        Shares    Amount    Shares    Amount   par value    stock        loss        (deficit)
                                       --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2002            540,659  $470,910   629,143  $ 62,914  $  456,246  $(83,151) $     (65,205) $   (94,706)

  Net unrealized gain on marketable
    equity securities                         -         -         -         -           -         -         23,995            -
  Net income for the year ended
    December 31, 2003                         -         -         -         -           -         -              -       65,622
  Common stock issued for services            -         -     1,000       100         900         -              -            -
  Cancellation of treasury stock              -         -   (10,000)   (1,000)      1,000         -              -            -
  Preferred stock allocation                  -    88,385         -         -     (88,385)        -              -            -
                                       --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at December 31, 2003            540,659   559,295   620,143    62,014     369,761   (83,151)       (41,210)        (597)
                                       --------  --------  --------  --------  ----------  --------  -------------  -----------

  Net loss on marketable equity
    securities                                -         -         -         -           -         -         41,210            -
  Net income for the six months
    ended June 30, 2004                       -         -         -         -           -         -              -        3,005
  Preferred stock allocation                  -    48,562         -         -     (48,562)        -              -            -
                                       --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at June 30, 2004                540,659  $607,857   620,143  $ 62,014  $  321,199  $(83,151) $           -  $     2,408
                                       ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the six months ended June 30, 2003 and 2004
                                  (Unaudited)

                                                           2003          2004
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   23,396    $    3,005
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation                             20,000        21,000
    Realized loss on marketable
      equity securities                                         -        38,166
    Loss on natural gas "put" contracts                    31,821         7,599
    Changes in operating assets and
      liabilities:
      Accounts receivable                                 (25,183)       (6,494)
      Accrued interest on notes receivable                   (474)            -
      Accounts payable                                      2,354        13,714
      Accrued liabilities                                   5,738        (6,118)
                                                       ----------    ----------
  Net cash provided by operating activities                57,652        70,872
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of natural gas contracts                       (58,041)            -
  Proceeds from sale of natural gas contracts                   -            61
  Acquistion of property leases and improvements          (98,187)      (98,064)
  Purchase of working interest in proved properties       (49,585)      (30,000)
  Proceeds from sale of marketable equity securities            -        51,514
  Proceeds from sale of mutual fund                             -        77,429
                                                       ----------    ----------
  Net cash provided by (used in) investing activities    (156,228)       30,940
                                                       ----------    ----------

Cash flows from financing activities:
  Payment on note receivable from a director               10,600             -
                                                       ----------    ----------
  Net Cash provided by financing activities                10,600             -
                                                       ----------    ----------
Net increase (decrease) in cash and cash equivalents      (87,976)      101,812
Cash and cash equivalents at beginning of period          316,473       154,490
                                                       ----------    ----------
Cash and cash equivalents at end of period            $   228,497    $  256,302
                                                       ==========    ==========



Supplemental disclosure of non-cash investing and financing activities:


     During the six month period ended June 30, 2003, the Company had unrealized gains on available for sale securities in the amount of $24,370. During the six month period ended June 30, 2003, the Company had net unrealized losses on natural gas contracts of $31,821


       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                    NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of preparation

     The condensed financial statements for the six month periods ended June 30, 2003 and 2004 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which report has been filed with the Securities and Exchange Commission, and is available from the Company or from the Company's website at www.croff.com.


Subsequent events

     Subsequent to June 30, 2004, Croff has incurred and capitalized approximately $177,000 related to the successful completion of the phase 1 re-entry on the Helen Gips #1 well in DeWitt County, Texas; which is part of the Company's 2004 Yorktown Re-Entry Program.


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

     The Company has acquired rights in certain oil and gas properties for a proposed drilling program to develop oil and natural gas producing trends in the Wilcox, Edwards and Georgetown in south Texas, titled the "2004 Yorktown Re-entry Program". The 2004 Yorktown Re-entry Program currently contains eleven re-entry prospects on 1,100 leased acres. The successful development of these assets will, among other things, require the Company to raise several million dollars or to contract with a joint-venture partner(s) with the financial resources to complete this program. The Company has no financing or joint-venture commitments at this time and there is no assurance of any such commitments being obtained.


Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact results of operations, financial condition and cash flows. The Company accounts for its oil and gas properties under the successful efforts method of accounting. Depletion, depreciation and amortization of oil and gas properties and the periodic assessments for impairment are based on underlying oil and gas reserve estimates and future cash flows using then current oil and gas prices combined with operating and capital development costs. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The Company has designated its marketable equity securities as "securities available for sale". The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

     At June 30, 2004, the Company had assets of $950,032 and current assets totaled $343,327 compared to current liabilities of $39,705. Working capital at June 30, 2004 totaled $303,622, a decrease of 10% compared to $336,471 at December 31, 2003. The Company had a current ratio at June 30, 2004 of approximately 9:1. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual fund for a net realized loss of $38,166. In addition, the Company sold its remaining natural gas "put" contracts during the first quarter of 2004 for a realized loss of $7,599. During the six month period ended June 30, 2004, net cash provided by operations totaled $70,872, as compared to $57,652 for the same period in 2003. The Company's cash flow from operations is highly dependent on oil and gas prices. The Company had no short-term or long-term debt outstanding at June 30, 2004.

     At June 30, 2004, the Company anticipated drilling expenditures of approximately $160,000 for phase 1 of the first well in he 2004 Yorktown Reentry Program. Subsequent to June 30, 2004, Croff incurred and capitalized approximately $177,000 related to the successful completion of the phase 1 re-entry on the Helen Gips #1 well in DeWitt County, Texas; which is part of the Company's 2004 Yorktown Re-Entry Program. Capital expenditures for six months ended June 30, 2004, totaled $98,064. During 2004, the Company has acquired or extended mineral leases with re-entry wells in DeWitt County, Texas for $49,950 and spent $48,114 for pipe and other costs related to this 2004 Yorktown Re-Entry Program. The successful development of these assets will, among other things, require the Company to raise several million dollars or to contract with a joint-venture partner(s) with the financial resources to complete this program. The Company has no financing or joint-venture commitments at this time and there is no assurance of any such commitments being obtained.

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

     The Company believes that borrowings from financial institutions, projected operating cash flows and the cash on hand will be sufficient to cover its working capital requirements for the next 12 months. In connection with the planned funding of 2004 Yorktown Reentry Program development drilling program, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.

     While certain costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company. Overall, it is management's belief that inflation, especially in commodity prices, is generally favorable to the Company.


Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003.


     Revenues for the second quarter of 2004 totaled $140,199, a 47% increase from the same period in 2003. Net income for the three months ended June 30, 2004 and 2003 totaled $27,672 and $12,345, respectively. Oil and gas sales for the second quarter of 2004 totaled $139,068, a 14% increase from the same period in 2003. A combination of increased oil and natural gas prices, combined with slight increases in oil production levels during the second quarter of 2004, were major factors causing this increase in oil and gas sales compared to the same period in 2003. The Company's average sale price per barrel of oil in the second quarter of 2004 was approximately $29 per barrel compared to $25.62 per barrel for the same period in 2003. The Company's average sale price of natural gas in the second quarter of 2004 was approximately $4.18 per Mcf (Mcf equates to one thousand cubic feet), compared to $3.71 per Mcf for the same period in 2003. Production of crude oil primarily increased due to the acquisition of a working interest in a well in Michigan and a well in Texas. Other income for the months ended June 30, 2004 and 2003 totaled $1,131 and $751, respectively.

     Lease operation expense, which includes all production related taxes for the second quarter of 2004 totaled $70,873 and is compared to the $36,983 incurred for the same period in 2003. Included in the 2004 lease operating expense is approximately $20,000 for well workover costs. In addition, recent acquisitions of working interests have increased operating expenses as a percent of oil and gas sales for 2004 compared to 2003.

     Depletion and depreciation expense for the second quarter of 2004 totaled $10,500 and is comparable to the $10,000 incurred for the same period in 2003.

     Proposed drilling fund expenses incurred during the second quarter of 2004 totaled $2,093 compared to the $4,581 incurred for the same period in 2003.
In accordance with the "successful efforts" method of accounting, certain geological and geophysical activities are charged to expense as incurred and are not capitalized as part of the drilling program. In addition, the proposed drilling fund expenses include certain professional fees and travel expenses incurred in connection with the drilling program.

     General and administrative expense, including overhead expense paid to a related party, for the second quarter of 2004, totaled $35,461 compared to $29,621 for the same period in 2003. Overhead expense paid to a related party for the second quarter of 2004 totaled $12,000 compared to the $6,000 incurred for the same period in 2003. In November 2004, the Company's Board of Directors authorized an increase in the overhead from $2,000 per month to $4,000 per month, due to the amount of additional services being rendered to the Company from Jenex Petroleum Corporation, which is owned by the Company's President.

     Provision for income taxes for the second quarter of 2004 totaled $(6,400) compared to $2,000 from the same period in 2003. The provision for income taxes for the second quarter of 2004 reflects an $8,400 overpayment of the Company's 2003 federal income taxes.

Six months ended June 30, 2004 compared to six months ended June 30, 2003.

     Revenues for the six months ended June 30, 2004 totaled $226,000, a 15% increase from the prior year period. Net income for the six months ended June 30, 2004 and 2003 totaled $3,005 and $23,396, respectively. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual funds for a net realized loss of $38,166 and sold its remaining natural gas "put" contracts for a realized loss of $7,599. The Company's liquidation of its marketable equity securities, mutual fund and natural gas "put" contracts combined for a net realized loss of $45,765.

     Oil and gas sales for the six months ended June 30, 2004 totaled $270,142, a 20% increase from the same period in 2003. The increase in oil and gas sales in 2004 compared to 2003 is primarily attributable to increased oil and natural gas prices as well as slightly higher oil production levels during 2004. Production of crude oil primarily increased due to the Company's acquisition of a working interest in a well in Michigan and a well in Texas

     Lease operation expense, which includes all production related taxes for the six months ended June 30, 2004 totaled $106,703, a 60% increase from the prior year period. Included in the 2004 lease operating expense is approximately $20,000 for well workover costs. In addition, recent acquisitions of oil well working interests have increased the operating expenses for 2004 as compared to 2003.

     Depletion and depreciation expense for the six months ended June 30, 2004 totaled $21,000 and is comparable to the $20,000 incurred for the same period in 2003.

     Proposed drilling fund expense for the six months ended June 30, 2004 totaled $8,468 compared to $10,973 incurred for the same period in 2003.

     General and administrative expense, including overhead expense paid to a related party, the six months ended June 30, 2004 totaled $86,344 compared to $70,743 for the same period in 2003. Overhead expense paid to a related party for the six months ended June 30, 2004 totaled $24,000 compared to the $12,000 incurred for the same period in 2003. This increase in overhead expenses is primarily attributable to the additional time incurred establishing the 2004 Yorktown Re-entry Program. The Company has also incurred additional costs during 2004 associated with compliance with the Sarbanes-Oxley Act of 2002 compared to 2003.

     Provision for income taxes for 2004 totaled $480 compared to $4,000 from the same period in 2003. This decrease is primarily attributable to an overpayment of the Company's 2003 Federal income taxes which has been recognized during the second quarter of 2004.

Quantitative and qualitative disclosures about market risk

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2003 and the six months ended June 30, 2004, ranged from a monthly low of $2.05 per Mcf to a monthly high of $7.17 per Mcf. Oil prices ranged from a monthly low of $20.05 per barrel to a monthly high of $36.75 per barrel during 2003 and the first quarter of 2004. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. For the six months ended June 30, 2004, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $28,000.

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


                            PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The registrant has filed no exhibits or reports on Form 8-K for the quarter ended June 30, 2004.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     REGISTRANT:                        CROFF ENTERPRISES, INC.

Date: August 13, 2004                     By: /S/Gerald L. Jensen
     ------------------                    ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: August 13, 2004                     By: /s/Stuart D. Kroonenberg
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



Date: August 13, 2004                    By: /S/Gerald L. Jensen
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



Date: August 13, 2004                    By: /s/Stuart D. Kroonenberg
     ------------------                    ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: August 13, 2004                    By: /S/Gerald L. Jensen
     ------------------                    ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 32.2


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart D. Kroonenberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: August 13, 2004                    By: /s/Stuart D. Kroonenberg
     ------------------                    ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

</DOUMENT>