Form 10-Q
period 2004-09-30
CROFF ENTERPRISES INC
filed 2004-11-15
CIK 25743

================================================================================
             FORM 10-Q. QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 For the period ended   September 30, 2004
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
                              X    Yes             No
                           -------         -------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes        X    No
                           -------         -------

There were 566,900 shares of common stock outstanding on November 4, 2004, exclusive of 53,243 common shares held in treasury stock.

================================================================================

                                     INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2004 (UNAUDITED).
--------------------------------------------------------------------------------

                                                                Page Number
                                                                -----------

PART I.  FINANCIAL INFORMATION

  Item 1. Unaudited financial statements                              3

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                11

  Item 4. Controls and Procedures                                    11

PART II.  OTHER INFORMATION                                          12

  Item 5. Other Information                                          12

  Item 6. Exhibits and reports on Form 8-K                           12

Signatures                                                           12

Certifications                                                       13


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

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                                      December 31,  September 30,
                                                          2003          2004
                                                      -----------   ------------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  154,490    $   81,175
  Investments
    Marketable equity securities, available for sale       48,470             -
    Mutual fund                                            77,429             -
  Natural gas "put" contracts, at fair value                7,660             -
  Accounts receivable                                      80,531       106,480
                                                       ----------    ----------
                                                          368,580       187,655

Oil and gas properties, at cost,
  successful efforts method:                              985,565     1,338,341
  Accumulated depletion and depreciation                 (455,924)     (487,424)
                                                       ----------    ----------
                                                          529,641       850,917
                                                       ----------    ----------
    Total assets                                       $  898,221    $1,038,572
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   21,383    $   54,542
  Accrued liabilities                                      10,726        18,921
                                                       ----------    ----------
                                                           32,109        73,463
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares issued and
    outstanding                                           559,295       678,898
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 620,143 shares issued and outstanding      62,014        62,014
  Capital in excess of par value                          369,761       250,158
  Treasury stock, at cost, 53,243 shares issued and
    outstanding                                           (83,151)      (83,151)
  Accumulated other comprehensive loss                    (41,210)            -
  Retained earnings (deficit)                                (597)       57,190
                                                       ----------    ----------
                                                          866,112       965,109
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  898,221    $1,038,572
                                                       ==========    ==========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three months ended    Nine months ended
                                           September 30,         September 30,
                                        ------------------    ------------------
                                          2003      2004        2003      2004
                                        --------  --------    --------  --------

Revenues
  Oil and gas sales                     $ 90,612  $176,707    $315,289  $446,849
  Gain (loss) on natural gas
    "put" contracts                        4,644         -     (27,177)   (7,599)
  Gain on sale of marketable
    equity securities                     19,450         -      19,450   (38,166)
  Other income                               705       228       3,679     1,851
                                        --------  --------    --------  --------
                                         115,411   176,935     311,241   402,935
                                        --------  --------    --------  --------

Expenses
  Lease operating expense including
    production taxes                      30,619    50,278      97,337   156,981
  Yorktown Re-entry Prospect               2,814    16,435      13,787    24,903
  General and administrative              21,752    26,543      80,495    88,887
  Overhead expense, related party          6,000    12,000      18,000    36,000
  Depreciation and depletion              10,000    10,500      30,000    31,500
                                        --------  --------    --------  --------
                                          71,185   115,756     239,619   338,271
                                        --------  --------    --------  --------

Pretax income                             44,226    61,179      71,622    64,664
Provision for income taxes                 2,000     6,397       6,000     6,877
                                        --------  --------    --------  --------


Net income                              $ 42,226  $ 54,782    $ 65,622  $ 57,787
                                        ========  ========    ========  ========


Net income applicable to
  preferred B shareholders                36,460    71,041      58,837   119,603
                                        --------  --------    --------  --------
Net income (loss) applicable to
  Common shareholders                   $  5,766  $(16,259)   $  6,785  $(61,816)
                                        ========  ========    ========  ========

Basic and diluted net income
  per common share                      $   0.01 $   (0.03)   $   0.01 $  (0.11)
                                        ========  ========    ========  ========


Weighted average common shares
  outstanding                            566,900   566,900     566,900   566,900
                                        ========  ========    ========  ========



       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the year ended December 31, 2003 and
                    the nine months ended September 30, 2004
                                  (Unaudited)

                                                                                                      Accumulated
                                       Preferred B stock      Common stock     Capital in                other       Retained
                                       ------------------  ------------------  excess of   Treasury  comprehensive   Earnings
                                        Shares    Amount    Shares    Amount   par value    stock        loss        (deficit)
                                       --------  --------  --------  --------  ----------  --------  -------------  -----------

Balance at December 31, 2002            540,659  $470,910   629,143  $ 62,914  $  456,246  $(83,151) $     (65,205) $   (94,706)

  Net unrealized gain on marketable
    equity securities                         -         -         -         -           -         -         23,995            -
  Net income for the year ended
    December 31, 2003                         -         -         -         -           -         -              -       65,622
  Common stock issued for services            -         -     1,000       100         900         -              -            -
  Cancellation of treasury stock              -         -   (10,000)   (1,000)      1,000         -              -            -
  Preferred stock allocation                  -    88,385         -         -     (88,385)        -              -            -
                                       --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at December 31, 2003            540,659   559,295   620,143    62,014     369,761   (83,151)       (41,210)        (597)
                                       --------  --------  --------  --------  ----------  --------  -------------  -----------

  Net loss on marketable equity
    securities                                -         -         -         -           -         -         41,210            -
  Net income for the nine months
    ended September 30, 2004                  -         -         -         -           -         -              -       57,787
  Preferred stock allocation                  -   119,603         -         -    (119,603)        -              -            -
                                       --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at September 30, 2004           540,659  $678,898   620,143  $ 62,014  $  250,158  $(83,151) $           -  $    57,190
                                       ========  ========  ========  ========  ==========  ========  =============  ===========

       See accompanying notes to unaudited condensed financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2003 and 2004
                                  (Unaudited)

                                                           2003          2004
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   65,622    $   57,787
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation                             30,000        31,500
    Realized (gain) loss on marketable
      equity securities                                   (19,450)       38,166
    Loss on natural gas "put" contracts                    31,821         7,599
    Changes in operating assets and
      liabilities:
      Accounts receivable                                 (19,149)      (25,949)
      Accrued interest on notes receivable                   (704)            -
      Accounts payable                                      3,674        33,159
      Accrued liabilities                                   5,833         8,195
                                                       ----------    ----------
  Net cash provided by operating activities                93,003       150,457
                                                       ----------    ----------

Cash flows from investing activities:
  Purchase of natural gas contracts                       (58,041)            -
  Proceeds from sale of natural gas contracts                   -            61
  Acquistion of property leases and improvements         (135,473)     (352,766)
  Purchase of working interest in proved properties       (30,000)            -
  Proceeds from sale of marketable equity securities            -        51,514
  Proceeds from sale of mutual fund                             -        77,429
                                                       ----------    ----------
  Net cash used in investing activities                  (166,999)     (223,772)
                                                       ----------    ----------

Cash flows from financing activities:
  Payment on note receivable from a director               10,600             -
  Payment on note receivable from a related party          10,022             -
                                                       ----------    ----------
  Net Cash provided by financing activities                20,622             -
                                                       ----------    ----------
Net decrease in cash and cash equivalents                 (53,374)      (73,315)
Cash and cash equivalents at beginning of period          316,473       154,490
                                                       ----------    ----------
Cash and cash equivalents at end of period            $   263,099    $   81,175
                                                       ==========    ==========



Supplemental disclosure of non-cash investing and financing activities:


     During the nine month period ended September 30, 2004, the Company had unrealized gains on available for sale securities in the amount of $18,665.  During the nine month period ended September 30, 2003, the Company had net losses on natural gas contracts of $27,177.


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


Subsequent events

     On November 8, 2004, Croff entered into a Prospect Participation Agreement ("Agreement") related to its Yorktown Re-entry Program with Tempest Energy Resources, LP ("Tempest") of Dallas, Texas. The parties intend to complete wells in the Wilcox formation for natural gas and condensate. The prospects will be jointly developed in an area containing up to 1,100 acres with 8 re-entry prospects as well as new drilling locations. The Agreement provides for the parties to work together in this area of mutual interest for a period of up to 5 years.  Under the general terms of the Agreement Croff will retain a 40% working interest and Tempest will acquire a 60% working interest in the first well bore. Tempest will be the operator of the well. Tempest has the right to acquire a 75% working interest in all leases in this
area of mutual interest.   Croff recovered approximately $150,000 of costs
expended in the re-entry of the first well at the closing with Tempest. A more detailed description of the Agreement is disclosed out in the contemporaneously filed Form 8-K report by Croff.


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

Liquidity and Capital Resources

     At September 30, 2004, the Company had assets of $1,038,572 and current assets totaled $187,655 compared to current liabilities of $73,463. Working capital at September 30, 2004 totaled $114,192, a decrease of 66% compared to $336,471 at December 31, 2003. The Company had a current ratio at September 30, 2004 of approximately 3:1. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and a mutual fund for a net realized loss of $38,166. In addition, the Company sold its remaining natural gas "put" contracts during the first quarter of 2004 for a realized loss of $7,599. During the nine month period ended September 30, 2004, net cash provided by operations totaled $150,457, as compared to $93,003 for the same period in 2003. This increase in net cash provided by operations is primarily attributable to the higher oil and natural gas prices, combined with slight increases in oil production levels. The Company's cash flows from operations are highly dependent on oil and gas prices. The Company had no short-term or long-term debt outstanding at September 30, 2004.

     Capital expenditures for nine months ended September 30, 2004, totaled $352,776. These capital expenditures were all related to the Yorktown Re-entry Program located in DeWitt County, Texas; including $188,832 for the phase I re-entry on the Helen Gips #1. Croff has recently entered a Prospect Participation Agreement as earlier described. In addition, a more detailed description of the Agreement is set-out in the contemporaneously filed Form 8-K report by Croff.

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

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

     Revenues for the third quarter of 2004 totaled $176,935, a 53% increase from the same period in 2003. Net income for the three months ended September 30, 2004 and 2003 totaled $54,782 and $42,226, respectively. Oil and gas sales for the third quarter of 2004 totaled $176,707, a 95% increase from the same period in 2003. A combination of increased oil and natural gas prices, combined with slight increases in oil production levels during the third quarter of 2004, were major factors causing this increase in oil and gas sales compared to the same period in 2003. The Company's average sale price per barrel of oil in the third quarter of 2004 was approximately $30 per barrel compared to $27.46 per barrel for the same period in 2003. The Company's average sale price of natural gas in the third quarter of 2004 was approximately $5.20 per Mcf (Mcf equates to one thousand cubic feet), compared to $4.45 per Mcf for the same period in 2003. Production of crude oil primarily increased due to the acquisition of a working interest in a well in Michigan and a well in Texas. Other income for the three months ended September 30, 2004 and 2003 totaled $705 and $228, respectively.

     Lease operation expense, which includes all production related taxes for the third quarter of 2004 totaled $50,278 and is compared to the $30,619 incurred for the same period in 2003. Lease operating expenses primarily increased due to the Company's acquisition of a working interest in a well in Michigan and a well in Texas.

     Depletion and depreciation expense for the third quarter of 2004 totaled $10,500 and is comparable to the $10,000 incurred for the same period in 2003.

     Yorktown Re-entry Prospect expense incurred during the third quarter of 2004 totaled $16,435 compared to the $2,814 incurred for the same period in
2003.   In accordance with the "successful efforts" method of accounting, certain geological and geophysical activities are charged to expense as incurred and are not capitalized as part of the drilling program. In addition, Yorktown Re-entry expense includes certain professional fees and travel expenses incurred in connection with the drilling program.

     General and administrative expense, including overhead expense paid to a related party, for the third quarter of 2004, totaled $38,543 compared to $27,752 for the same period in 2003. Overhead expense paid to a related party for the third quarter of 2004 totaled $12,000 compared to the $6,000 incurred for the same period in 2003. In November 2003, the Company's Board of Directors authorized an increase in the overhead from $2,000 per month to $4,000 per month, due to the amount of additional services being rendered to the Company from Jenex Petroleum Corporation, which is owned by the Company's President.

     Provision for income taxes for the third quarter of 2004 totaled $6,397 compared to $2,000 from the same period in 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

     Revenues for the nine months ended September 30, 2004 totaled $402,935, a 29% increase from the prior year period. Net income for the nine months ended September 30, 2004 and 2003 totaled $57,787 and $65,622, respectively. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual funds for a net realized loss of $38,166 and sold its remaining natural gas "put" contracts for a realized loss of $7,599. The Company's liquidation of its marketable equity securities, mutual fund and natural gas "put" contracts combined for a net realized loss of $45,765.

     Oil and gas sales for the nine months ended September 30, 2004 totaled $446,849, a 42% increase from the same period in 2003. The increase in oil and gas sales in 2004 compared to 2003 is primarily attributable to increased oil and natural gas prices as well as slightly higher oil production levels during 2004. Production of crude oil primarily increased due to the Company's acquisition of a working interest in a well in Michigan and a well in Texas

     Lease operation expense, which includes all production related taxes for the nine months ended September 30, 2004 totaled $156,981, a 61% increase from the prior year period. Included in the 2004 lease operating expense is approximately $20,000 for well workover costs. In addition, acquisitions of oil well working interests have increased the operating expenses for 2004 as compared to 2003.

     Depletion and depreciation expense for the nine months ended
September 30, 2004 totaled $31,500 and is comparable to the $30,000 incurred for the same period in 2003.

     Yorktown Re-entry Prospect expense for the nine months ended
September 30, 2004 totaled $24,903 compared to $13,787 incurred for the same period in 2003.

     General and administrative expense, including overhead expense paid to a related party, the nine months ended September 30, 2004 totaled $124,887 compared to $98,495 for the same period in 2003. Overhead expense paid to a related party for the nine months ended September 30, 2004 totaled $36,000 compared to the $18,000 incurred for the same period in 2003. This increase in overhead expenses is primarily attributable to the additional time incurred establishing the Yorktown Re-entry Prospect. The Company has also incurred additional costs during 2004 associated with compliance with the Sarbanes-Oxley Act of 2002 compared to 2003.

     Provision for income taxes for 2004 totaled $6,877 compared to $6,000 from the same period in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2003 and the nine months ended September 30, 2004, ranged from a monthly low of $2.05 per Mcf to a monthly high of $7.17 per Mcf. Oil prices ranged from a monthly low of $20.05 per barrel to a monthly high of $40.70 per barrel during 2003 and the first quarter of 2004. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. For the nine months ended September 30, 2004, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $45,000.

ITEM 4.   CONTROLS AND PROCEDURES

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


                            PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Subsequent events

     On November 8, 2004, Croff entered into a Prospect Participation Agreement ("Agreement") related to its Yorktown Re-entry Program with Tempest Energy Resources, LP ("Tempest") of Dallas, Texas. The parties intend to complete wells in the Wilcox formation for natural gas and condensate. The prospects will be jointly developed in an area containing up to 1,100 acres with 8 re-entry prospects as well as new drilling locations. The Agreement provides for the parties to work together in this area of mutual interest for a period of up to 5 years.  Under the general terms of the Agreement Croff will retain a 40% working interest and Tempest will acquire a 60% working interest in the first well bore. Tempest will be the operator of the well. Tempest has the right to acquire a 75% working interest in all leases in this
area of mutual interest.   Croff recovered approximately $150,000 of costs
expended in the re-entry of the first well at the closing with Tempest. A more detailed description of the Agreement is disclosed out in the contemporaneously filed Form 8-K report by Croff.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits - The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
     32.1 Certification of Chief Executive Officer, dated November 12, 2004, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *
     32.2 Certification of Chief Financial Officer, dated November 12, 2004, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

     *  Filed herewith

 (b) The following report on Form 8-K was filed by Registrant during the quarter ended September 30, 2004:

     The Company filed a current report on Form 8-K on August 11, 2004 to furnish the information required under Item 5 related to the August 11, 2004 press release announcing the Company's successful completion of the overshot re-entry on the Helen Gips #1.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     REGISTRANT:                        CROFF ENTERPRISES, INC.

Date: November 12, 2004                    By: /S/Gerald L. Jensen
     ------------------                    ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer


Date: November 12, 2004                    By: /s/Stuart D. Kroonenberg
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



Date: November 12, 2004                    By: /S/Gerald L. Jensen
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



Date: November 12, 2004                    By: /s/Stuart D. Kroonenberg
     ------------------                    ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 12, 2004                    By: /S/Gerald L. Jensen
     ------------------                    ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 32.2


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart D. Kroonenberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: November 12, 2004                    By: /s/Stuart D. Kroonenberg
     ------------------                    ------------------------------
                                           Stuart D. Kroonenberg,
                                           Chief Financial Officer

</DOUMENT>