Form 10-K
period 2004-12-31
CROFF ENTERPRISES INC
filed 2005-03-01
CIK 25743

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                   FORM 10-K
(Mark one)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                      OR
[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transaction period from _______ to _________

                         Commission file number 1-100

                           CROFF ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               Utah                                         87-0233535
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                      Identification No.)

3773 Cherry Creek Drive North, Suite 1025                     80209
         Denver, Colorado                                   (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (303) 383-1555
          Securities registered pursuant to Section 12(b) of the Act

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 22, 2005, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $395,667.

     As of February 22, 2005, the Registrant had outstanding 568,900 shares of common stock ($0.10 par value)(excludes 53,243 common shares held as treasury stock).
================================================================================

                                 TABLE OF CONTENTS

PART I
                                                                           Page
ITEM 1   BUSINESS..............................................................3

ITEM 2   PROPERTIES............................................................9

ITEM 3   LEGAL PROCEEDINGS....................................................16

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

PART II

ITEM 5   MARKET FOR REGISTRANT'S SECURITIES, RELATED STOCKHOLDER MATTERS
         AND ISSUER PURCHASES OF EQUITY SECURITIES............................16

ITEM 6   SELECTED FINANCIAL DATA..............................................17

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................18

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........22

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................22

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES..............................22

ITEM 9A  CONTROLS AND PROCEDURES..............................................22

ITEM 9B  OTHER INFORMATION....................................................22


PART III

ITEM 10	 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................23

ITEM 11	 EXECUTIVE COMPENSATION...............................................25

ITEM 12	 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................26

ITEM 13	 CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS........................27

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................27

PART IV

ITEM 15	 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...........................28

	 SIGNATURES...........................................................28

	 CERTIFICATIONS PURSUANT TO THE SARBANES-OXLEY ACT OF 2002............29

                            CROFF ENTERPRISES, INC.
                           Annual Report on Form 10-K
                                December 31, 2004


                                     PART I

ITEM 1.  BUSINESS



General



     Croff Enterprises, Inc. ("Croff" or the "Company") is an independent energy Company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and natural gas leases. The Company's principal activity is oil and natural gas production from non-operated properties. Croff's business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company acquires and owns producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico,
North Dakota, Oklahoma, Texas, Utah and Wyoming. Over the past ten years, the Company's primary source of revenue has been oil and natural gas production from leases and producing mineral interests. Other companies operate almost all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. Croff participates presently as a working interest owner in approximately 40 wells or units of several wells. Croff holds small royalty interests in approximately 250 wells.

Summary of Current Events


     During 2004, the Company continued to acquire and renew leases, and develop its drilling package with the goal of attracting development partners principally for the Company's Yorktown Re-entry Program in DeWitt County, Texas. The majority of these leases were acquired in 2003. The existing logs appear to indicate potential productivity in the Edwards limestone and Wilcox natural gas producing sands in this area. These leases contain eight existing wellbores, of which two were drilled to the Edwards formation and six were drilled to the Wilcox formation. The Company re-entered the Helen Gips #1 well in DeWitt County, Texas, and re-completed the wellbore to the Wilcox formation during 2004. The Helen Gips #1 well currently, has been perforated, fraced, and completion efforts are still in process.

     In November 2004, the Company signed a Prospect Participation
Agreement ("Agreement") with Tempest Energy Resources, LP
("Tempest") to participate in the development of its Yorktown Re-entry Program located in Dewitt County, Texas. The Company reported this
Agreement on November 19, 2004, on Form 8-K. Significant portions of this Agreement are summarized below; and the Agreement is set-out in its entirety as a Form 8-K exhibit to this filing: The Agreement outlines the Parties intent to potentially develop an area containing approximately 830 acres with 8 re-entry prospects, as well as potential new drilling locations. The Program is targeting wells which may produce natural gas and condensate from either the Edwards limestone or Wilcox formations. The Agreement provides for the parties to work together in this area of mutual interest ("AMI") for a period of up to 5 years. Under the general terms of the

Agreement, Croff will assign 75% interest in the leases, excluding the Helen Gips #1 wellbore, to Tempest, subject to all royalties. Tempest will pay Croff $100 per net acre assigned. Tempest will pay Croff a participation fee of $50,000 per well re-entry that the Parties agree to develop. On all re-entry wells the Parties agree to develop, Croff will have a carried working interest of 15% through the drilling and development stages of the re-entry wells and Croff can participate on a equal cost sharing basis for an additional 10% working interest. Management believes that should both Parties agree to develop the remaining seven re-entry prospects that it would cost Croff approximately $700,000 to elect to participate on an equal cost sharing basis for an additional 10% working interest. On all new wells the Parties agree to develop, Croff can elect to participate on an equal cost sharing basis for up to 25% of the working interest. Tempest or its designee will assume operating control and shall become the operator of record for all wells covered by this Agreement.

     The Parties agreed to the following with respect to the Helen Gips #1 well, which Croff previously had begun to develop. Croff agreed to assign 60% of the working interest in the Helen Gips #1 to Tempest. Tempest agreed to pay a $100,000 participation fee, to reimburse Croff for certain costs incurred on the Helen Gips #1 prior to closing of the Agreement, and pay the remaining completion costs and assume operations.

     In 2003, the Company acquired a 10% working interest in one oil and natural gas well in Hardin County, Texas for $30,000 and a 20% working interest in one oil well in Cheboygan County, Michigan for $70,000. These acquisitions increased reserves by 34,036 barrels of oil and 91,496 Mcf of natural gas and increased the present value (PV10%) at December 31, 2003 by approximately $450,000.

     The estimated value of the Company's discounted future net cash flows increased 26% to $1,583,000 at December 31, 2004 compared to $1,257,000 as of December 31, 2003. This increase in the estimated value of the Company's discounted future net cash flows was primarily the result of higher prices at December 31, 2004 as compared to December 31, 2003. The December 31, 2004 valuation reflected average wellhead prices of $5.30 per Mcf and $41.17 per barrel, while the December 31, 2003 valuation reflected average wellhead prices of $4.03 per Mcf and $30.14 per barrel. At December 31, 2004, approximately 54% of the Company reserves were from oil. The Company's oil reserves as of December 31, 2004 and 2003 were estimated at 80,468 barrels and 84,110 barrels respectively. During 2004, the Company had production of 8,011 barrels of oil compared to production of 7,656 barrels during 2003. The Company's natural gas reserves as of December 31, 2004 and 2003 were estimated at 407,084 Mcf and 531,377 Mcf, respectively. During 2004, the Company had production of 59,959 Mcf of natural gas compared to production of 52,998 Mcf of natural gas during 2003. The Company's December 31, 2004, reserve study included an overall downward revision in the Company's estimated natural gas reserves which totaled 66,834 Mcf. The natural gas revisions primarily were in Michigan and Utah.

     Revenues and net income for 2004 totaled $576,162 and $142,116, respectively. Cash provided from operations in 2004 totaled $207,727. The Company's cash flow from operations is highly dependent on oil and natural gas prices. Capital expenditures for 2004 totaled $311,054 and were primarily attributable to the acquisition and potential development of non-producing mineral leases with re-entry wells in DeWitt County, Texas. The Company had no short-term or long-term debt outstanding at December 31, 2004.

History

     The Company was incorporated in Utah in 1907 as Croff Mining Company. The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company, however, continues to operate its oil and natural gas properties as Croff Oil Company.

     In 1996, the Company created a class of preferred B stock to which the perpetual mineral interests and other oil and natural gas assets were pledged. Thus, the preferred B stock represents the majority of the Company's oil and natural gas assets, exclusive of the Company's interests in DeWitt County, Texas. All other assets are represented by the common stock. Each common shareholder, as of the February 28, 1996 record date, received an equal number of preferred B shares, one for each common share, at the time of this restructuring of the capital of the Company. Subsequent to this date the Company's securities have been separately traded. The Company's common stock is listed and occasionally traded on the Over the Counter Bulletin Board (www.otcbb.com) under the symbol "COFF". The preferred B shares also have an extremely limited market. The Company maintains a clearinghouse for these shares at its Web site (www.croff.com).

Material Subsequent Events

     As of the date of this filing, the Company is not aware of any material subsequent events.

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

Major Customers

     Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2002, 2003 and 2004:

                                                   2002      2003      2004
                                                  ------    ------    ------

     Burlington Resources Oil and Gas Company      10.0%       *         *
     El Paso Production                            14.6%       *         *
     Energetics, LTD.                              10.0%       *         *
     Jenex Petroleum Corp., a related party        17.2%     23.0%     18.1%
     Merit Energy                                    *         *       14.4%
     Sunoco, Inc.**                                  *         *       11.9%

                             *  less than 10%
                            ** Replaced Energetics as the purchaser on the Scheffler and Sunbelt oil wells in Michigan


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

Government Regulation

     The Company's operations are primarily indirectly affected by political developments and by federal, state and local laws and regulations.
Legislation and administrative regulations relating to the oil and natural gas industry are periodically changed for a variety of political, economic and other reasons. Numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties and sanctions for failure to comply. The regulatory burden on the industry increases the cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

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

Environmental Matters

     The Company's operations are primarily indirectly subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

     The Company's operations are primarily indirectly subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the federal Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties and sanctions for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and natural gas industry increases the cost of doing business and affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the industry in general.

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

Corporate Offices and Employees

     The corporate offices are located at 3773 Cherry Creek Drive North, Suite 1025, Denver, Colorado 80209. The Company is not a party to any lease, but during 2004 paid Jenex Petroleum Corporation, which is owned by the Company's President, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services were $24,000, $30,000 and $48,000 for the years ended 2002, 2003 and 2004, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

     The Company currently has five (5) directors. The Company has one employee, the President, and three part-time contract workers. The contract workers are provided to the Company as part of its office lease and overhead agreement. The President and the contract workers work from the Company's corporate offices. None of the Croff staff is represented by a union.


Foreign Operations and Subsidiaries

     The Company has no foreign operations, exports, or subsidiaries.

ITEM 2.  PROPERTIES

Present Activities

     The Company remains focused on finding lower risk oil and natural gas
opportunities.    During 2004, the Company continued to acquire and renew
leases, and develop its drilling package with the goal of attracting development partners principally for the Company's Yorktown Re-entry Program in DeWitt County, Texas. The majority of these leases were acquired in 2003, after the Company's management reviewed the existing logs as to the potential size and productivity of the Edwards limestone and Wilcox natural gas producing sands in this area. These leases contain eight existing wellbores, of which two were drilled to the Edwards formation and six were drilled to the Wilcox formation.

     In November 2004, the Company signed a Prospect Participation
Agreement ("Agreement") with Tempest Energy Resources, LP
("Tempest") to participate in the development of its Yorktown Re-entry Program located in Dewitt County, Texas. The Company reported this
Agreement on November 19, 2004, on Form 8-K. Significant portions of this Agreement are summarized below; and the Agreement is set-out in its as a Form 8-K exhibit to this filing: The Agreement outlines the Parties intent to potentially develop an area containing approximately 830 acres with 8 re-entry prospects, as well as potential new drilling locations. The Program is targeting wells which may produce natural gas and condensate from either the Edwards limestone or Wilcox formations. The Agreement provides for the parties to work together in this area of mutual interest ("AMI") for a period of up to 5 years. Under the general terms of the Agreement, Croff will assign 75% interest in the leases, excluding the Helen Gips #1 wellbore, to Tempest, subject to all royalties. Tempest will pay Croff $100 per net acre assigned. Tempest will pay Croff a participation fee of $50,000 per well re-entry that the Parties agree to develop. On all re-entry wells the Parties agree to develop, Croff will have a carried working interest of 15% through the drilling and development stages of the re-entry wells and Croff can participate on a equal cost sharing basis for an additional 10% working interest. Management believes that should both Parties agree to develop the remaining seven re-entry prospects that it would cost Croff approximately $700,000 to elect to participate on an equal cost sharing basis for an additional 10% working interest. On all new wells the Parties agree to develop, Croff can elect to participate on an equal cost sharing basis for up to 25% of the working interest. Tempest or its designee will assume operating control and shall become the operator of record for all wells covered by this Agreement.

     The Parties agreed to the following with respect to the Helen Gips #1 well, which Croff previously had begun to develop. Croff agreed to assign 60% of the working interest in the Helen Gips #1 to Tempest. Tempest agreed to pay a $100,000 participation fee, to reimburse Croff for certain costs incurred on the Helen Gips #1 prior to closing of the Agreement, and pay the remaining completion costs, and assume operations.

     In 2003, the Company acquired a 10% working interest in one oil and natural gas well in Hardin County, Texas for $30,000 and a 20% working interest in one oil well in Cheboygan County, Michigan for $70,000. These acquisitions increased reserves by 34,036 barrels of oil and 91,496 Mcf of natural gas and increased the present value (PV10%) at December 31, 2003 by approximately $450,000.

Drilling Activities

     The Company re-entered the Helen Gips #1 well in DeWitt County, Texas, and re-completed the wellbore to the Wilcox formation during 2004. The Helen
Gips #1 well currently, has been perforated, fraced, and completion efforts are still in process. Under the successful efforts method of accounting the Company has capitalized $65,213 as of December 31, 2004, for costs incurred on this unevaluated exploratory well. The capitalized costs associated with this unevaluated exploratory well have been excluded from depletion and depreciation during the 2004.

Delivery Commitments

     For the year ended December 31, 2004, the Company had no delivery commitments with respect to the production of oil and natural gas. The Company is unaware of any arrangements pertaining to any delivery commitments on royalty wells.

General

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

     During 2004, the Company's production averaged 168 Mcf of natural gas and 22 Bbl of oil per day. The Company's average daily production during 2003 was 145 Mcf of natural gas and 21 Bbl of oil. "Proved developed" oil and natural gas reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relative major expenditure is required for re-completion.

     The quantities and values in the tables that follow are based on average prices for the year 2004 which averaged $38.81 per barrel of oil and $4.87 per Mcf of natural gas or in some cases constant prices in effect at December 31, 2004. These average prices are lower than the December 31, 2004 prices used in the Company's 2004 reserve study. Higher prices increase reserve values by raising the future net revenues attributable to the reserves and increasing the quantities of reserves that are recoverable on an economic basis. Price decreases have the opposite effect. A decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables that follow represent estimates only. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered.

      Independent petroleum engineering firms compiled the proved oil and natural gas reserves and future revenues as of December 31, 2002, 2003 and 2004 for the Company's most significant wells. Management completed the 2002, 2003 and 2004 reserve reports from these base studies. Since December 31, 2004, the Company has not filed any estimates of its oil and natural gas reserves with, nor was any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.

     For additional information concerning oil and natural gas reserves, see Supplemental Information - Disclosures about Oil and Natural Gas Producing Activities - Unaudited, included with the Financial Statements filed as a part of this report.

     The following table sets forth summary information with respect to estimated proved reserves at December 31, 2004.

                           ESTIMATED PROVED RESERVES
                            As of December 31, 2004

                             Net Oil   Net Natural Gas   Pre-Tax Present
            Area             (Bbls)         (Mcf)           Value 10%
     -------------------   -----------   -----------   -------------------
     Alabama                       -           977         $    2,700
     Colorado                    300        46,446            143,000
     Michigan                 48,979        37,729            575,200
     Montana                   2,556             -             17,800
     New Mexico                1,460        80,532            210,100
     North Dakota              2,663         1,330             54,100
     Oklahoma                  1,252       120,529            237,300
     Texas                     1,407        20,472             70,500
     Utah                      8,894        22,233            224,000
     Wyoming                   4,751        22,726            108,300
                              ------       -------         ----------
	Total                 72,262       352,974         $1,643,000

     The following table sets forth summary information with respect to oil and natural gas production for the year ended December 31, 2004.

                STATE GEOGRAPHIC DISTRIBUTION OF NET PRODUCTION

                                         Net Oil         Net Natural Gas
                 State                   (Bbls)               (Mcf)
          --------------------         -----------         -----------
          Alabama                              -                 190
          Colorado                            66               9,253
          Michigan                         4,553               4,625
          Montana                            219                   -
          New Mexico                          38               9,387
          North Dakota                       570               1,348
          Oklahoma                           376              23,134
          Texas                              194               4,817
          Utah                             1,367               3,583
          Wyoming                            628               3,622
                                           -----              ------
            Total                          8,011              59,959

     The following table sets forth summary information with respect to the Company's estimated number of productive wells as of December 31, 2004.


                      PRODUCTIVE WELLS AND ACREAGE (1)(2)(3)
                           As of December 31, 2004

                                                                 Net Acreage
                 Gross Oil   Gross Gas    Net Oil     Net Gass       with
     Area         Wells(2)    Wells(2)     Wells       Wells      Production
---------------  ----------  ----------  ----------  ----------  ------------

Alabama               -           2            -         .01           10
Colorado              1          13          .04         .02           40
Michigan              3          33          .98         .19          188
Montana               1           -          .05           -            5
New Mexico            -          57(3)       .01         .03           55
North Dakota         10           6          .12         .12           38
Oklahoma              3           8          .25        1.28          173
Texas                 5           7          .08         .08          349
Utah                116          29          .20         .13          650
Wyoming               5           7          .14         .12          120
                    ---         ---         ----        ----        -----
  Total             144         162         1.87        1.98        1,628



The Company's "Gross Wells" are defined as total number of wells in which the Company has any interest in; "Net Wells" are defined as the Company's total aggregate percentage of ownership interest from wells in which the Company has an ownership interest in a defined area;
"Net acreage" are the actual number of mineral acres owned by the Company.

     (1) This chart contains estimates associated with small mineral interests and small leases.
     (2) Wells included twice if it produces both oil and gas.
     (3) These natural gas wells in New Mexico also produce some condensate.

     The following table sets forth summary information with respect to the Company's undeveloped acreage as of December 31, 2004.

                             UNDEVELOPED ACREAGE
                           As of December 31, 2004

                                       Total Undeveloped Acreage
                          ----------------------------------------------------
          Area                     Proven                     Unproven
   -------------------    ------------------------    ------------------------
         	          Gross Acres   Net Acres     Gross Acres   Net Acres
                          -----------  -----------    -----------  -----------

   Colorado                     80           7              600          40
   Montana                       -           -            3,800         250
   Texas                       351         281              829         207
   Utah                      8,000         140          102,000       3,300


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

     The Company continues to execute a few new leases or renewals on its perpetual mineral interests. Overall, however, the amount of new leasing activity during 2003 and 2004 was not significant. In November 2004, the Company leased 93.5722 net acres to Petroglyph, for mineral interests in Uintah County, Utah. In December 2004, the Company leased 50.2374 net acres in Duchesne County, Utah to Flying J. During 2003, the Company leased 22 acres of gross mineral interest in Duchesne County, Utah to Berry Corp.

     As of December 31, 2004, the Company was receiving royalties from approximately 250 producing wells, primarily in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah and from coal bed methane wells in the four corners region of Colorado and New Mexico. Royalties also were received from scattered interests in Alabama, Texas, and Wyoming. Other significant royalties were paid from the four corners region.

Oil and Natural Gas Working Interests

     The Company has sought to increase its production of oil and natural gas through the purchase of producing leases. The Company believes, in general, that it is able to purchase working interests at a more reasonable price than royalty interests. A working interest requires the owner to pay its proportionate share of the costs of producing the well, while a royalty is paid out of the revenues without a deduction for the operating costs of the well. When oil or natural gas prices drop, the proportion of the revenues going to pay the expense of operating the well increases, and when oil and natural gas prices are rising, expenses decrease as a percentage of total revenues. The Company's purchases of working interests are intended to increase oil and natural gas production over time. Earlier than 1985, the Company participated in new wells drilled as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells. Since 1985, the Company primarily participates as a working interest owner in drilled wells.

AVERAGE SALES PRICES AND PRODUCTION COST

     The following table sets forth summary information with respect to the Company's approximate average sales price per barrel (oil) and Mcf (1000 cubic feet of natural gas), together with approximate average production costs for units of production for the Company's production revenues by geographic area for the last three years.

                                       AVERAGE SALES PRICES AND PRODUCTION COST
                                         Past Three Years by Geographic Area

                               Average Sales Price*                                Average Production Cost*
                  ---------------------------------------------       --------------------------------------------
                      2004            2003            2002               2004(1)         2003(1)         2002(1)
                  -------------   -------------   -------------       -------------   -------------   ------------
Geographic Area	   Oil    Gas      Oil    Gas      Oil    Gas          Oil    Gas      Oil    Gas      Oil    Gas
--------------- | ------ ------ | ------ ------ | ------ ------   |   ------ ------ | ------ ------ | ------ ------ |
                |               |               |                 |                 |               |               |
                |               |               |                 |                 |               |               |
Alabama         | $    - $ 6.10 | $    - $ 4.18 | $    - $ 2.96   |   $  n/a $ 2.24 | $  n/a $ 1.12 | $  n/a $ 0.79 |
Colorado        | $36.01 $ 5.05 | $31.54 $ 3.85 | $21.28 $ 1.75   |   $ 6.64 $ 1.11 | $12.58 $ 0.07 | $ 8.49 $ 0.03 |
Michigan        | $38.80 $ 6.10 | $28.50 $ 4.39 | $25.96 $ 3.15   |   $16.91 $ 2.82 | $ 5.78 $ 1.17 | $ 5.27 $ 0.84 |
Montana         | $40.45 $    - | $27.97 $    - | $20.58 $    -   |   $24.30 $    - | $14.31 $  n/a | $10.53 $  n/a |
New Mexico      | $40.26 $ 4.73 |      - $ 4.42 | $27.14 $ 3.10   |   $ 3.12 $  .52 | $  n/a $ 0.27 | $ 2.34 $ 0.19 |
North Dakota    | $39.25 $ 2.12 | $28.43 $ 1.93 | $23.49 $ 1.64   |   $10.60 $ 1.63 | $ 8.42 $ 1.19 | $ 6.96 $ 1.01 |
Oklahoma        | $38.20 $ 4.66 | $26.42 $ 4.28 | $22.88 $ 2.18   |   $10.46 $ 1.74 | $14.14 $ 2.75 | $12.25 $ 1.40 |
Texas           | $39.58 $ 5.33 | $28.01 $ 4.18 | $25.43 $ 2.89   |   $ 7.27 $ 1.21 | $11.51 $ 2.23 | $10.45 $ 1.54 |
Utah            | $40.42 $ 5.07 | $29.15 $ 2.99 | $22.55 $ 1.49   |   $ 6.70 $ 1.12 | $ 3.92 $ 0.04 | $ 3.03 $ 0.02 |
Wyoming         | $34.73 $ 4.64 | $24.50 $ 4.05 | $16.38 $ 2.36   |   $10.03 $ 1.67 | $ 8.96 $ 1.05 | $ 5.99 $ 0.61 |


    * Oil is per Bbl and Gas is per Mcf.

 (1) States with higher production from Croff's royalty interests such as New Mexico and Utah, reflect a lower cost per barrel or Mcf


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 3, 2004, the annual meeting of shareholders was held. The shareholders elected the five board members listed under Item 10, and ratified Causey Demgen & Moore, Inc. as independent auditors of the Company.




                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is listed and occassionally traded on the Over The Counter Bulletin Board (www.otcbb.com) under symbol "COFF". The Company has authorized 20,000,000 shares of common stock, of which only 568,900 shares are outstanding to 1,168 shareholders. The preferred B shares also have an extremely limited market, but are traded from time to time through a Clearinghouse held by the Company. The Company acts as its own transfer agent with respect to these preferred B shares. The Company maintains a clearinghouse for its shares at (www.croff.com). Bids and offers can be posted for both preferred B shares and common shares on this Web site. In addition the Company posts its recent SEC filings on the Web site.

     The trading range for 2002 through 2004 is shown for common shares and preferred shares as a guide to as to what transactions have either taken place or of which the Company is aware of the bid or ask price.


COMMON SHARES - 568,900 SHARES OUTSTANDING FOR 2004 - (The following data is generated from limited trades from the Company's website, the over-the-counter bulletin board including purchases by the Company's management.)

BID RANGE
                Calendar Quarter                   Bid         Asked
                ----------------                 ------       ------

        2002:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.00
        2003:   First Quarter                     $ .90        $1.00
                Second Quarter                    $ .90        $1.00
                Third Quarter                     $ .90        $1.00
                Fourth Quarter                    $ .90        $1.25
        2004:   First Quarter                     $ .55        $1.10
                Second Quarter                    $ .25        $1.60
                Third Quarter                     $1.75        $1.80
	        Fourth Quarter                    $1.01        $2.20


     As of December 31, 2004, there were 1,168 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

PREFERRED "B" SHARES - 540,659 SHARES OUTSTANDING - (The following data is generated solely from private transactions or internal purchases by the Company)

BID RANGE
                Calendar Quarter                   Bid         Asked
                ----------------                 ------       ------

        2002:   First Quarter                  No Trading   No Trading
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading
        2003:   First Quarter                  No Trading   No Trading
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading
        2004:   First Quarter                     $1.05        $1.05
                Second Quarter                 No Trading   No Trading
                Third Quarter                  No Trading   No Trading
                Fourth Quarter                 No Trading   No Trading


Historical Events of Interest

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

     During 2001, the Board determined that the cash of the Company, which had been building during a period of high oil prices, should be formally allocated between the common stock and the preferred B stock. The Board decided to allocate $250,000 cash to the common stock and the balance of cash remaining with the preferred B stock. The Board then determined that future oil and gas cash flow from the preferred B assets would be accumulated for preferred B shareholders. The Company established separate investment accounts for the preferred B and common stock investments.

ITEM 6.	SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for the five-year period ended December 31, 2004. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the Financial Statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein.


STATEMENT OF OPERATIONS DATA


Fiscal Year Ended December 31:

                          2000        2001        2002        2003        2004
                        --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA

Operations
  Oil and Natural Gas   $368,022    $332,573    $286,602    $392,564    $ 608,132
  Other Revenues        $  1,347    $ 32,652    $ 28,726    $ 23,362    $ (31,970)
Expenses                $237,701    $303,690    $216,416    $321,817    $ 434,046
Net Income              $131,668    $ 61,535    $ 98,912    $ 94,109    $ 142,116
Per Common Share (1)    $    .01(1) $    .06(1) $    .04(1) $    .01(1) $    (.13)(1)
Working capital         $273,295    $385,816    $419,475    $336,471    $ 330,243
Dividends per share       NONE        NONE         NONE	       NONE        NONE


BALANCE SHEET DATA

Total assets            $628,172    $695,124    $753,212    $898,221    $1,088,553
Long-term debt**          NONE        NONE        NONE        NONE        NONE
Stockholders' equity    $611,966    $672,085    $736,408    $866,112    $1,051,438

** There were no long-term obligations from 2000-2004.


(1) The Company allocates its net income between preferred B shares and common shares; accordingly, net income (loss) applicable to common shares varies from a fixed ratio to net income.


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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Financial Statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proven reserves. If an exploratory well does not result in reserves, the capitalized costs of drilling the well, net of any salvage, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive.
Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. The Company provides for depreciation and depletion of its investment in producing oil and natural gas properties on the unit-of-production method, based upon estimates of recoverable oil and natural gas reserves from the property. The Company designated its marketable equity securities as "securities available for sale"

Liquidity and Capital Resources

     At December 31, 2004, the Company had assets of $1,088,553.
At December 31, 2004, the Company's current assets totaled $367,358 compared to current liabilities of $37,115. Working capital at December 31, 2004 totaled $330,243, a decrease of 2% compared to $336,471 at December 31, 2003. The Company had a current ratio at December 31,
2004 of approximately 10:1. During 2004, net cash provided by operations totaled $207,727, as compared to $140,003 for 2003. The Company's cash flow from operations is highly dependent on oil and natural gas prices; which were at historic highs in 2004. The Company had no short-term or long-term debt outstanding at December 31, 2004.

     At December 31, 2004, there were several contingent commitments for capital expenditures under the Prospect
Participation Agreement with Tempest.  Capital expenditures for
2004 totaled $311,054 and were primarily attributable to the acquisition and potential development of non-producing mineral leases with re-entry wells in DeWitt County, Texas. The majority of those properties are now part of the area of mutual interest under the Prospect Participation Agreement with Tempest. The
Company estimates its 2005 capital budget to be approximately
$600,000. The Company believes that borrowings from financial institutions, projected operating cash flows and the cash on hand will be sufficient to cover its working capital requirements for the next 12 months.

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

Results of Operations

     Revenues for 2004 totaled $576,162, an increase of 39% from 2003. Net income for 2004 totaled $142,116 compared to $94,109 for 2003. The increase in revenue was due primarily to increases in oil and natural gas prices as well as a 5% increase in oil production and a 16% increase in natural gas production. The average sale price of oil in 2004 for the Company was $38.81 compared to $28.32 in 2003. The average sale price of natural gas in 2004 for the Company was $4.87 per Mcf, compared to $4.09 per Mcf in 2003. The Company realized a net loss during 2004 of $7,599 related to its 2003 purchase of natural gas "put" contracts which had a strike price of $4.75 per Mcf. The Company realized a net loss on the sale of marketable equity securities totaling $38,166. Other income, which is composed primarily of interest and dividend income as well as lease bonus payments, increased approximately 58% during 2004 to $6,196 from $3,912 in 2003.

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

     Lease operating expense for 2004, which includes all production related taxes, totaled $192,187 compared to $130,793 for 2003. The Company began paying lease operating expenses during 2004 on the State Forest well in Michigan which totaled $7,000 and on the PICA well in Texas which totaled $2,400. The Company paid $5,400 in lease operating expenses on the four wells it acquired and now operates in DeWitt County, Texas. In addition, the Company paid higher production related taxes associated with the increases in oil and natural gas prices.

     Lease operating expense, which includes all production related taxes, increased by approximately $54,000 in 2003 to $130,793 compared to $77,065 in 2002. Lease operating expenses increased primarily due to the acquisition of certain working interests in 2002, as well as increases associated with higher production related taxes associated with the increases in oil and natural gas prices.

     In 2004, the Company incurred $30,825 in costs related to its Yorktown Re-entry Program in DeWitt County, Texas. These costs included professional fees, travel expenses and insurance premiums associated with the acquisition and potential development of these leases in DeWitt County, Texas. In November 2004, the Company entered into a Prospect Participation Agreement with Tempest related to this program.

     During 2003, the Company incurred $13,780 in costs related to its proposed Yorktown Re-entry Program in DeWitt County, Texas. In November 2004, the Company entered into a Prospect Participation
Agreement with Tempest related to this program.

     General and administrative expense, including rent for 2004, totaled $160,157 which was $27,913 higher than 2003 which totaled $132,244. This increase was primarily attributable to approximately $18,000 in additional overhead costs incurred due to higher workload on the Yorktown Re-entry Program, in DeWitt County, Texas, which were paid to a related party and $7,000 in additional depletion and depreciation costs.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment." This revised standard addresses the accounting for share- based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. The adoption of this announcement in July 2005, is not expected to have a material impact on the Company's financial condition or results of operations as the Company currently receive employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not entered into these types of nonmonetary asset exchanges during the last five years. Accordingly, the adoption of this pronouncement is not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2004, ranged from a monthly low of $1.92 per Mcf to a monthly high of $7.87 per Mcf. Oil prices ranged from a monthly low of $25.79 per barrel to a monthly high of $49.19 per barrel during 2004. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. In 2004, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $60,000.

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
AND FINANCIAL DISCLOSURE

     The Company has had no disagreements on accounting and financial disclosure matters with its registered public accounting firm during the 2003, 2004, or from January 1, 2005 through the date of this filing.

ITEM 9A.  CONTROLS AND PROCEDURES

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

ITEM 9B.  OTHER INFORMATION

     The Company is not aware of any previously undisclosed, but required information from the fourth quarter of 2004.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Identification of Directors, Officers and Significant Employees.

     The Croff Board consists of Gerald L. Jensen, Dilworth A.
Nebeker, Richard H. Mandel Jr., Edwin W. Peiker Jr., and Julian D.
Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company. The following is provided with respect to each officer and director of the Company as of February 25, 2005.

GERALD L. JENSEN, 65, PRESIDENT AND DIRECTOR

     President of Croff Oil Company since October 1985. Mr. Jensen has been an officer and director of Jenex Petroleum Corporation, a private oil and natural gas company, for over ten years, and an officer and director of other Jenex companies. In 2000, Mr. Jensen became Chairman of Provisor Capital Inc., a private finance company. Mr. Jensen was a director of Pyro Energy Corp., a public company
(N.Y.S.E.) engaged in coal production and oil and natural gas, from 1978 until it was sold in 1989. Mr. Jensen is also an owner of private real estate, finance, and oil and natural gas companies.

STUART D. KROONENBERG, 36, CHIEF FINANCIAL OFFICER
AND SECRETARY

     Mr. Kroonenberg has been the Company's Chief Financial
Officer since May 2001.   Mr. Kroonenberg has over eight years
experience as a CPA, including two years as an Assurance Services Manager, for a large international CPA firm. Mr. Kroonenberg has extensive experience working with small and mid-size public and privately held companies. Mr. Kroonenberg is a contract employee of the company described in Item 13.

RICHARD H. MANDEL, JR., 75, DIRECTOR

     Mr. Mandel has been a director of Croff Enterprises, Inc. since 1985. Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and natural gas producing company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado. Prior to 1977, Mr. Mandel worked for the Superior Oil Co., Honolulu Oil Co., and Signal Oil and Gas Co. as an engineer and in management.

DILWORTH A. NEBEKER, 64, DIRECTOR

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

EDWIN W. PEIKER, JR., 73, DIRECTOR

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely on a review of such forms furnished to the Company and certain written representations from the Executive Officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis in 2004.

Audit Committee

     The Board has established an Audit Committee to assist it in the discharge of its responsibilities including the presentation and disclosures of Croff's financial condition and results of operations and disclosure controls and procedures. The Audit Committee is presently comprised of Dilworth A. Nebeker and Edwin W. Peiker, Jr. both of whom are independent directors of Croff. Mr. Nebeker is the Chairman of the Committee and the "Audit Committee Financial Expert."

     During 2004, the Audit Committee selected and recommended the firm of Causey Demgen & Moore Inc. ("CDM") to act as Croff's auditors for the year to the full Board of Directors. The Board of Directors and shareholders approved the retention of CDM. The Audit Committee then negotiated and executed an agreement between Croff and CDM.

     The Audit Committee reviewed each of the quarterly Form 10-Q's filed with the SEC during the year 2004. Members of the Committee discussed each of the filings with management of Croff before the filings were made. The Committee also discussed Croff's disclosure controls and procedures with management each quarter. The Committee met and reviewed each of the Form 10-Q's prior to filing with the SEC.

     The Audit Committee members have each reviewed this 2004
Form 10-K. Members of the Committee have discussed the Form 10-K and Financial Statements for the year 2004 with management of Croff. The Committee has also discussed Croff's disclosure controls and procedures with management. The Audit Committee met and discussed the Form 10-K and Financial Statements prior to this filing. The Audit Committee voted to recommend this 2004 Form 10-K and Financial Statements to the Board of Directors for filing with the SEC.

     A designated member of the Audit Committee has discussed the audit and financial statements with the appropriate principal of CDM including those matters required by SAS 61. They also discussed Croff's disclosure controls and procedures.

     The Croff Board of Directors have each received a letter from CDM that as of February 7, 2005, CDM were independent accountants with respect to Croff, within the meaning of the Securities Acts administered by the SEC and the requirements of the Independence Standard Board.



ITEM 11. EXECUTIVE COMPENSATION

Remuneration

     During the fiscal year ended December 31, 2003, there were no officers, employees or directors whose total cash or other remuneration exceeded $80,000.

<CAPATION>

                           Summary Compensation Table

    2004 Compensation Gerald L. Jensen, President. (No other executive salaries)

Name and position:
Gerald L. Jensen, President and Chairman
                                             2002        2003        2004
----------------------------------------   ---------   ---------   ---------

Annual Compensation
-------------------
   Salary                                  $54,000     $54,000      $54,000
   Bonus                                   $     -     $     -      $     -
   Other Annual Compensation               $     -     $     -      $     -

Long Term Compensation
----------------------
   Awards
     Restricted Stock Awards               $     -     $      -     $     -
   Payouts
     No. Shares Covered by Option Grant     20,000            -           -
     Long Term Incentive Plan Payout	   $     -     $      -     $     -
     All Other Compensation                $ 1,620(1)  $  1,620(1)  $ 1,620(1)

(1) Company IRA Contribution

     Gerald L. Jensen is employed as the President and Chairman of Croff Enterprises, Inc. Mr. Jensen commits a substantial amount of his time, but not all, to his duties with the Company. Directors, excluding the President, are not paid a salary by the Company, but are paid $350 for each half-day board meeting and $500 for each full-day board meeting. The Chairman of the Company's Audit Committee is paid
$500 per quarter and the other member of the Audit Committee is paid at the rate of $350 per meeting.

Proposed Remuneration:

     During 2005, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $500 for a full day meeting. The Chairman of the Company's Audit Committee will be paid $500 per quarter and the other member of the Audit Committee will be paid at the rate of $350 per meeting. Based on the proposed remuneration, for the fiscal year ending December 31, 2004, no officer or director shall receive total cash remuneration in excess of $80,000.

Options, Warrants or Rights

     The Company had no outstanding stock options, warrants or rights as of December 31, 2003 or 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the beneficial ownership of common stock and preferred B stock of the Company as of December 31, 2004, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.


<CAPTION
                         Shares of     Percentage of    Shares of     Percentage
                           Owned          Common       Stock Owned    Preferred
                        Beneficially       Stock       Beneficially     Stock
                        ------------   -------------   ------------   ----------
Gerald L. Jensen         246,988(1)        43.4%          253,191(1)     46.8%
  3773 Cherry Creek Drive N, #1025
  Denver, Colorado 80209

Edwin W. Peiker, Jr.       4,000            0.7%            4,000         0.7%
  550 Ord Drive
  Boulder, Colorado 80401

Dilworth A. Nebeker        2,900            0.5%            2,900         0.5%
  10823 Palliser Bay Drive
  Las Vegas, Nevada 89141

Richard H. Mandel, Jr.    15,100            2.7%           16,202         3.0%
  3333 E. Florida #94
  Denver, Colorado 80210

Julian D. Jensen          31,663            5.6%           31,663         5.9%
  311 South State Street, Suite 380
  Salt Lake City, Utah 84111

Directors as a Group     300,651            52.8%         307,956        57.0%

  (1) Includes 132,130 shares of Common and 132,130 shares preferred B held by Jensen Development Company which is wholly owned by Gerald L. Jensen.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", which is owned by the Company's President. The Company is not a party to any lease, but during 2003 paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. Mr. Stuart Kroonenberg, the Chief Financial Officer of the Company, is paid by Jenex pursuant to this arrangement, but serves as an officer of Croff.
These arrangements were entered into to reduce the Company's overhead and are currently on a month-to-month basis. The Company's expenses for these services were $48,000, $30,000 and $24,000 for the years ended 2004, 2003 and 2002, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

     The Company retains the legal services of Jensen, Duffin, &
Dibb, LLP. Julian Jensen, a Director of the Company, is part of this professional firm. Legal fees paid to this law firm for the years ending 2004, 2003, and 2002 were $2,410, $2,256 and $3,109, respectively.

     The Company has working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company solely owed by Gerald Jensen, the Company's President. As part of the 1998 purchase agreement, Jenex agreed to rebate to Croff $150 of operating fees per well, each month, which now totals $750 per month, as long as Jenex operated the wells and Croff retained its interest.

     The Company compensated Richard H. Mandel, Jr., a member of its Board of Directors, 1,000 and 2,000 shares of common stock during 2003 and 2004, respectively, for consulting services rendered in connection with the Company's Yorktown Re-entry Program in south Texas. The common shares were valued at $1.00 per share.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Causey Demgen & Moore Inc. ("CDM") was recommended by the
Audit Committee of the Board and approved by the Company stockholder's for reappointment as the registered public accounting firm for the Company for the fiscal year ended December 31, 2004. CDM is a member of the SEC Practice Section of the American Institute of Certified Public Accountants. CDM have been acting as independent accountants for the Company for fourteen years. Aggregate fees for professional services rendered by CDM in connection with its audit of the Company's Financial Statements as of and for the year ended December 31, 2002, and its limited reviews of the Company's unaudited condensed quarterly Financial Statements during 2003 totaled $8,580. Aggregate fees for professional services rendered by CDM in connection with its audit of the Company's Financial Statements as of and for the year ended December 31, 2003, and its limited reviews of the Company's unaudited condensed quarterly Financial Statements during 2004 totaled $10,263. During 2003 and 2004, CDM did not perform any additional services for the Company.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

     See index to Financial Statements, financial statement schedules and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof. These reports are attached as exhibits and are incorporated herein.

Reports on Form 8-K

     Form 8-K; August 11, 2004; Item 5
     Form 8-K; November 19, 2004; Item 8

Exhibit Index
     Index certifications, Financial Statements, and supplemented information.


                                        REGISTRANT:

                                        CROFF ENTERPRISES, INC.

Date: March 1, 2005                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

Date: March 1, 2005                    By: /s/Stuart D. Kroonenberg
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


Date: March 1, 2005                    By: /S/Gerald L. Jensen
     ----------------                      --------------------------------
                                           Gerald L. Jensen, Chairman

Date: March 1, 2005                    By: /S/Richard H. Mandel, Jr.
     ----------------                      --------------------------------
                                           Richard H. Mandel, Jr., Director

Date: March 1, 2005                    By: /S/Edwin Peiker, Jr.
     ----------------                      --------------------------------
                                           Edwin Peiker, Jr., Director

Date: March 1, 2005                    By: /S/Dilworth A. Nebeker
     ----------------                      --------------------------------
                                           Dilworth A. Nebeker, Director

Date: March 1, 2005                    By: /S/Julian D. Jensen
     ----------------                      --------------------------------
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


Date: March 1, 2005                    By: /S/Gerald L. Jensen
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

Date: March 1, 2005                    By: /S/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg
                                           Chief Financial Officer

                                                                    Exhibit 32.1




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Croff Enterprises, Inc. (the "Company") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald
L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: March 1, 2005                    By: /S/Gerald L. Jensen
     ----------------                      ------------------------------
                                           Gerald L. Jensen, President,
                                           Chief Executive Officer

                                                                    Exhibit 32.2




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Croff Enterprises, Inc. (the "Company") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart
D. Krooneberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Date: March 1, 2005                    By: /S/Stuart D. Kroonenberg
     ----------------                      ------------------------------
                                           Stuart D. Kroonenberg
                                           Chief Financial Officer

                            CROFF ENTERPRISES, INC.
                  INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                          AND SUPPLEMENTAL INFORMATION




                                                                    Page Number
                                                                    -----------

I.   Financial Statements


     Report of Registered Public Accounting Firm........................F-2


     Balance Sheets as of December 31, 2003 and 2004....................F-3


     Statements of Operations for the years ended December 31,
     2002, 2003 and 2004................................................F-4


     Statements of Stockholders' Equity for the years ended
     December 31, 2002, 2003 and 2004...................................F-5


     Statements of Cash Flows for the years ended December 31,
     2002, 2003 and 2004................................................F-6


     Notes to Financial Statements......................................F-7




II.  Supplemental Information - Disclosures About Oil and
	  Gas Producing Activities - Unaudited..........................F-15

             REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Croff Enterprises, Inc.


     We have audited the balance sheets of Croff Enterprises, Inc. at December 31, 2003 and 2004, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



Denver, Colorado
February 26, 2005                                CAUSEY DEMGEN & MOORE INC.

                            CROFF ENTERPRISES, INC.
                                 BALANCE SHEETS
                            December 31, 2003 and 2004

                                                          2003          2004
                                                       ----------    ----------
                        ASSETS
Current assets:
  Cash and cash equivalents                            $  154,490    $  257,667
  Investments
    Marketable equity securities, available for sale       48,470             -
    Mutual funds                                           77,429             -
  Natural gas "put" contracts, at fair value                7,660             -
  Accounts receivable                                      80,531       109,691
                                                       ----------    ----------
                                                          368,580       367,358
                                                       ----------    ----------
Oil and gas properties, at cost, successful efforts method:
  Proved properties                                       769,389       952,571
  Unproved properties                                     216,176       266,548
                                                       ----------    ----------
                                                          985,565     1,219,119
  Accumulated depletion and depreciation                 (455,924)     (497,924)
                                                       ----------    ----------
                                                          529,641       721,195
                                                       ----------    ----------
    Total assets                                       $  898,221    $1,088,553
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   21,383    $   28,410
  Accrued liabilities                                      10,726         8,705
                                                       ----------    ----------
                                                           32,109        37,115
                                                       ----------    ----------
Stockholders' equity:
  Class A Preferred stock, no par value
    5,000,000 shares authorized, none issued                    -             -
  Class B Preferred stock, no par value; 1,000,000
    shares authorized, 540,659 shares
    issued and outstanding                                559,295       772,929
  Common stock, $.10 par value; 20,000,000 shares
    authorized, 620,143 and 622,143 shares issued
    and outstanding at December 31, 2003 and 2004,
    respectively                                           62,014        62,214
  Capital in excess of par value                          369,761       157,927
  Treasury stock, at cost, 63,083 shares
    issued and outstanding                                (83,151)      (83,151)
  Accumulated other comprehensive loss                    (41,210)            -
  Retained earnings (deficit)                                (597)      141,519
                                                       ----------    ----------
                                                          866,112     1,051,438
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $  898,221    $1,088,553
                                                       ==========    ==========

               See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 2002, 2003 and 2004

                                            2002          2003          2004
                                         ----------    ----------    ----------

Revenues
  Oil and natural gas sales              $  286,602    $  437,586   $   615,731
  Loss on natural gas "put" contracts             -       (45,022)       (7,599)
  Gain (loss) on sale of marketable
    equity securities                        23,026        19,450       (38,166)
  Other income                                5,700         3,912         6,196
                                         ----------    ----------    ----------

                                            315,328       415,926       576,162
                                         ----------    ----------    ----------

Expenses
  Lease operating expense including
    production taxes                         77,065       130,793       192,187
  Proposed drilling program                       -        13,780        30,825
  General and administrative                 83,351       102,244       112,157
  Overhead expense, related party            24,000        30,000        48,000
  Depletion and depreciation                 32,000        35,000        42,000
                                         ----------    ----------    ----------

                                            216,416       311,817       425,169
                                         ----------    ----------    ----------

  Pretax income                              98,912       104,109       150,993
  Provision for income taxes                      -        10,000         8,877
                                         ----------    ----------    ----------
  Net income                                 98,912        94,109       142,116



  Net income applicable to
    preferred B shares                       73,825        88,385       213,634
                                         ----------    ----------    ----------

  Net income (loss) applicable to
    common shares                        $   25,087    $    5,724    $  (71,518)
                                         ==========    ==========    ==========

  Basic and diluted net income
    (loss) per common share              $      .04    $      .01    $     (.13)
                                         ==========    ==========    ==========







               See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2002, 2003 and 2004

                                                                                                          Accumulated
                                           Preferred B stock      Common stock	   Capital in                other       Retained
                                           ------------------  ------------------  excess of   Treasury  comprehensive   earnings
                                            Shares    Amount    Shares    Amount   par value    stock        loss        (deficit)
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at December 31, 2001                540,659  $397,085   629,143  $ 62,914  $  530,071  $(83,151) $      (1,150) $  (193,618)
  Net unrealized loss on marketable
    equity securities                             -         -         -         -           -         -        (64,055)           -
  Net income for the year ended
    December 31, 2002                             -         -         -         -           -         -              -       98,912
  Preferred stock reallocation                    -    73,825         -         -     (73,825)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at December 31, 2002                540,659   470,910   629,143    62,914     456,246   (83,151)       (65,205)     (94,706)
  Net unrealized gain on marketable
    equity securities                             -         -         -         -           -         -         23,995            -
  Net income for the year ended
    December 31, 2003                             -         -         -         -           -         -              -       94,109
  Common stock issued for services                -         -     1,000       100         900         -              -            -
  Cancellation of treasury stock                  -         -   (10,000)   (1,000)      1,000         -              -            -
  Preferred stock reallocation                    -    88,385         -         -     (88,385)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at December 31, 2003                540,659  $559,295   620,143  $ 62,014  $  369,761  $(83,151) $     (41,210) $      (597)
  Realization of net loss on
    marketable equity securities                  -         -         -         -           -         -         41,210            -
  Net income for the year ended
    December 31, 2004                             -         -         -         -           -         -              -      142,116
  Common stock issued for services                -         -     2,000       200       1,800         -              -            -
  Preferred stock reallocation                    -   213,634         -         -    (213,634)        -              -            -
                                           --------  --------  --------  --------  ----------  --------  -------------  -----------
Balance at December 31, 2004                540,659  $772,929   622,143  $ 62,214  $  157,927  $(83,151) $           -  $   141,519
                                           ========  ========  ========  ========  ==========  ========  =============  ===========


























































              See accompanying notes to the financial statements.

                            CROFF ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2003 and 2004

                                            2002          2003          2004
                                         ----------    ----------    ----------
Cash flows from operating activities:
  Net income                             $   98,912    $   94,109    $  142,116
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depletion and depreciation               32,000        35,000        42,000
    Realized (gain) loss on marketable
      equity securities                     (23,026)      (19,450)       38,116
    Loss on natural gas "put" contracts           -        45,022         7,599
    Other items, net                              -         1,000         2,000
    Changes in operating assets and
      liabilities:
      Accounts receivable                       278       (31,583)      (29,160)
      Accrued interest on notes receivable   (1,852)          600             -
      Accounts payable                       (2,087)        5,902         7,027
      Accrued liabilities                    (4,148)        9,403        (2,021)
                                         ----------    ----------    ----------
  Net cash provided by operating
    activities                              100,077       140,003       207,727
                                         ----------    ----------    ----------
Cash flows from investing activities:
  Purchase of natural gas "put" contracts         -       (58,041)            -
  Proceeds from natural gas "put" contracts       -         5,359            61
  Purchase of investments                  (286,669)      (77,429)            -
  Proceeds from sale of investments         188,700        56,515       128,943
  Payments from notes receivable              8,159         9,318             -
  Net participation fees received                 -             -        77,500
  Additions to oil and gas properties       (62,664)     (247,708)     (311,054)
                                         ----------    ----------    ----------
  Net cash used in investing activities    (152,474)     (311,986)     (104,550)
                                         ----------    ----------    ----------
Cash flows from financing activities:
  Payments on notes receivable
    from directors                           30,000        10,000             -
                                         ----------    ----------    ----------
  Net cash provided by
    financing activities                     30,000        10,000             -
                                         ----------    ----------    ----------
Net increase (decrease) in cash and
  cash equivalents                          (22,397)     (161,983)      103,177
Cash and cash equivalents
  at beginning of year                      338,870       316,473       154,490
                                         ----------    ----------    ----------
Cash and cash equivalents
  at end of year                         $  316,473    $  154,490    $  257,667
                                         ==========    ==========    ==========

Supplemental disclosure of non-cash investing and financing activities:

     During the years ended December 31, 2002, and 2003, the Company had unrealized gains (losses) on available for sale securities in the amount of $(64,055) and $23,995 respectively. During the years ended
December 31, 2003, and 2004, the Company issued 1,000 and 2,000 shares of its common stock to a Director for services rendered valued at $1,000 and $2,000 respectively.



























































               See accompanying notes to the financial statements.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2003 and 2004



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

     The Company re-entered the Helen Gips #1 well in DeWitt County, Texas, and re-completed the wellbore to the Wilcox formation during 2004. The Helen
Gips #1 well currently, has been perforated, fraced, and completion efforts are still in process. Under the successful efforts method of accounting the Company has capitalized $65,213 as of December 31, 2004, for costs incurred on this unevaluated exploratory well. The capitalized costs associated with this unevaluated exploratory well have been excluded from depletion and depreciation during the 2004.

     Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

Lease bonuses

     The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income). The Company received lease bonuses totaling $150, $1,101 and $3,743, for the years ended December 31, 2002, 2003, and 2004, respectively, which were included in other income.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2003 and 2004

Depreciation and depletion

     The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment." This revised standard addresses the accounting for share- based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. The adoption of this announcement in July 2005, is not expected to have a material impact on the Company's financial condition or results of operations as the Company currently receive employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not entered into these types of nonmonetary asset exchanges during the last five years. Accordingly, the adoption of this pronouncement is not expected to have a material impact on the Company's financial condition or results of operations.

Revenue recognition

     Oil and gas revenues are accounted for using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced. Oil and gas imbalances and related value at December 31, 2002, 2003 and 2004 were insignificant.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2003 and 2004


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

Comprehensive Income

     The Company follows the provisions of SFAS No. 130,
"Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income net of the related tax effects for the twelve months ended December 31, 2002 and 2003 totaled $(64,055) and $23,995, respectively, and were related to net unrealized gains (losses) on the Company's marketable equity securities, which were available for sale. The Company liquidated its marketable equity securities and recognized a net realized loss of $38,166 for the year ended December 31, 2004.

Fair value of financial instruments

     The carrying amounts of financial instruments including cash and cash equivalents, marketable equity securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as of December 31, 2003 and 2004.

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

Derivative instruments and hedging activities

     On March 21, 2003, the Company purchased a series of put contracts for 10,000 MMBTU's per month of natural gas beginning in June 2003 and ending May 2004 at the strike price of $4.75. The Company paid $58,044 for these twelve contracts. The Company realized a loss during 2003 and 2004 of $45,022 and $7,599, respectively, related to its purchase of these natural gas "put" contracts. During the years ended December 31, 2002 and 2004, the Company did not enter into commodity derivative contracts or fixed-price physical contracts to manage its exposure to oil and gas price volatility.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2003 and 2004


Stock options and warrants

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123
"Accounting for Stock-Based Compensation" related to its stock options and warrants. Since December 2001, the Company has had no outstanding stock options or warrants.

Reclassifications

     Certain reclassifications have been made to amounts reported in previous years to conform to the 2004 presentation.

Cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Marketable equity securities

     The Company has designated its marketable equity securities as "securities available for sale" pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The net unrealized gains (losses) related to these securities before taxes for December 31, 2002, 2003, and 2004 was $(65,205), $23,995, and $0
respectively and is reflected as accumulated other comprehensive loss. During 2002, 2003 and 2004, a portion of the available-for-sale securities were sold for $188,700, $56,515, and $128,943 respectively, resulting in a net gain (loss) before taxes of $23,026, $19,450, $(38,166) respectively, based upon historical cost.

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

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2003 and 2004


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

3.  RELATED PARTY TRANSACTIONS

     The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 2002, 2003 and 2004 amounted to $3,109, $2,256 and $2,410, respectively.

     The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", which is owned by the Company's President. The Company is not a party to any lease, but paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services were $24,000, $30,000, and $48,000 for the years ended 2002, 2003 and
2004, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

     The Company has working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company solely owed by Gerald Jensen, the Company's President. As part of the 1998 purchase agreement, Jenex agreed to rebate to Croff $150 of operating fees per well, each month, which now totals $750 per month, as long as Jenex operated the wells and Croff retained its interest. During the years ending December 31, 2002, 2003 and 2004, $10,050, $9,000, and $9,000 respectively, have been offset against lease operating expense, in this manner. Total trade accounts receivable from Jenex as of December 31, 2003 and 2004, totaled $26,490 and $21,750, respectively.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2003 and 2004


     The Company compensated Richard H. Mandel, Jr., a member of its Board of Directors, 1,000 and 2,000 shares of common stock during 2003 and 2004, respectively, for consulting services rendered in connection with the Company's Yorktown Re-entry Program in south Texas. The common shares were valued at $1.00 per share

4.  STOCKHOLDERS' EQUITY

     During 2001, the Board determined that the cash of the Company, which had been building during a period of high oil prices, should be formally allocated between the common stock and the preferred B stock. The Board decided to allocate $250,000 cash to the common stock and the balance of cash remaining with the preferred B stock. The Board then determined that future oil and gas cash flow from the preferred B assets would be accumulated for preferred B shareholders. The Company established separate investment accounts for the preferred B and common stock investments.

     The Company has no outstanding stock options, warrants or rights as of December 31, 2003 or 2004.

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

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2003 and 2004


5.  INCOME TAXES

     At December 31, 2004, the Company had capital loss carry-forwards of approximately $60,000. In addition, the Company has a depletion carryover at December 31, 2004, of approximately $3,000, which has no expiration date.

     The Company did not record an income tax provision for the year ended December 31, 2002 due to the utilization of various tax loss carry forwards and general business credits. The recognized tax benefit of the utilized carry forward was approximately $40,000 for the year ended December 31, 2002.
The difference in financial statement and tax return loss carryovers is principally the difference in the timing of deducting intangible drilling costs as well as from expired and unused tax net operating losses.

     As of December 31, 2003 and 2004, total deferred tax assets; liabilities and valuation allowance are as follows:

		                                 2003		 2004
                                               --------        --------
	Deferred tax assets resulting
	  from loss carry forwards	       $ 135,000      $       -
	Valuation allowance	                (135,000)      (      -)
                                               ---------      ---------
		                               $       -      $       -
                                               =========      =========


6.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 566,100, 566,100 and 568,400 shares in 2002, 2003 and 2004 respectively.

                           CROFF ENTERPRISES, INC.
                        NOTES TO FINANCIAL STATEMENTS
              For the years ended December 31, 2002, 2003 and 2004


7. MAJOR CUSTOMERS

     Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2002, 2003 and 2004:

                                                   2002      2003      2004
                                                  ------    ------    ------

     Burlington Resources Oil and Gas Company      13.2%     10.0%       *
     El Paso Production                            10.6%     14.6%       *
     Energetics, LTD.                                *       10.0%       *
     Jenex Petroleum Corp., a related party        24.3%     17.2%     18.1%
     Merit Energy                                    *         *       14.4%
     Sunoco, Inc.**                                  *         *       11.9%

                             *  less than 10%
                            ** Replaced Energetics as the purchaser on the Scheffler and Sunbelt oil wells in Michigan


     Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

                               CROFF ENTERPRISES, INC.
                      SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED




     In November, 1982, the Financial Accounting Standards Board issued and the SEC adopted Statement of Financial Accounting Standards No. 69 (SFAS 69) "Disclosures about Oil and Gas Producing Activities". SFAS 69 requires that certain disclosures be made as supplementary information by oil and gas producers whose financial statements are filed with the SEC. The Company bases these disclosures upon estimates of proved reserves and related valuations. Independent petroleum engineering firms compiled oil and gas reserve and future revenues as of December 31, 2002, 2003 and 2004 for the Company's most significant wells. Management completed the 2002, 2003, and 2004 reserve reports from these studies.


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

OIL AND GAS PRICES

     During the year ended December 31, 2004, crude oil and natural gas prices remained highly volatile. The average sale price of oil per barrel in 2004 for the Company was $38.81, compared to $28.32 in 2003. The average sale price of natural gas per Mcf in 2004 for the Company was $4.87 per Mcf, compared to $4.09 per Mcf in 2003. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

                            CROFF ENTERPRISES, INC.
                     SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED



                   RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The results of operations for oil and gas producing activities, excluding capital expenditures, impairment charges, corporate overhead and interest expense, are as follows for the years ended December 31, 2002, 2003 and 2004:

			                   2002         2003        2004
                                         --------     --------    --------
Revenues
  Oil and natural gas sales              $286,602     $437,586    $615,731
  Loss on natural gas "put" contracts           -      (45,022)     (7,599)
                                         --------    --------     --------

                                          286,602      392,564     608,132

Lease operating costs                      61,238      100,563     148,844
Production taxes                           15,827       30,230      43,343
Depletion and depreciation                 32,000       35,000      42,000
Income tax expense                              -       10,000       8,877
                                         --------     --------    --------

                                          109,065      175,793     243,064
                                         --------     --------    --------

Results of operations from producing
  Activities (excluding capital
  expenditures, impairment charges
  corporate overhead, and interest
  expense)		                 $177,537     $216,771    $365,068
                                         ========     ========    ========

                             CROFF ENTERPRISES, INC.
                      SUPPLEMENTAL INFORMATION - DISCLOSURES
                ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED


                   STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                       NET CASH FLOWS AND CHANGES THEREIN
                     RELATING TO PROVED OIL AND GAS RESERVES

					          Year ended December 31,
                                                  -----------------------
	                                    2002          2003	        2004
                                         ----------    ----------    ----------
Future cash inflows                      $3,019,000    $4,655,000    $5,310,000
Future production and development costs  (1,075,000)   (2,134,000)   (2,331,000)
                                         ----------    ----------    ----------
					  1,944,000     2,521,000     2,979,000
Future income tax expense                  (274,000)     (444,000)     (521,000)
                                         ----------    ----------    ----------
Future net cash flows                     1,670,000     2,077,000     2,458,000

10% annual discount for
  estimated timing of cash flows           (651,000)     (820,000)     (875,000)
                                         ----------    ----------    ----------
Standardized measure of
  discounted future net
  cash flows                             $1,019,000    $1,257,000    $1,583,000
                                         ==========    ==========    ==========


The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance                       $  635,000    $1,019,000    $1,257,000

Evaluation of proved undeveloped
  reserves, net of future production
  and development costs                      8,000        (9,000)            -
Purchase of proved reserves                200,000       450,000         7,000
Sales and transfer of oil and gas
  produced, net of production costs       (210,000)     (307,000)     (405,000)
Net increase (decrease) in prices
  and costs                                871,000       385,000     1,022,000
Extensions and discoveries                  12,000             -             -
Revisions of previous quantity estimates   268,000        58,000      (166,000)
Accretion of discount                     (701,000)     (169,000)      (55,000)
Net change in income taxes                 (64,000)     (170,000)      (77,000)
Other                                            -             -             -
                                        ----------    ----------    ----------
Ending balance                          $1,019,000    $1,257,000    $1,583,000
                                        ==========    ==========    ==========


                         CROFF ENTERPRISES, INC.
                SUPPLEMENTAL INFORMATION - DISCLOSURES
           ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED

                 PROVED OIL AND GAS RESERVE QUANTITIES
                     (All within the United States)

                                                      Oil        Gas
                                                   reserves   reserves
                                                    (bbls)      (mcf)
                                                   --------   --------

Balance at December 31, 2001                         35,143    397,466

  Revisions of previous estimates	             14,342     (2,352)
  Extensions, discoveries and other additions        19,989    119,932
  Production                                         (6,143)   (57,526)
                                                   --------   --------

Balance at December 31, 2002                         63,331    457,520

  Revisions of previous estimates	             (5,601)    35,359
  Extensions, discoveries and other additions        34,036     91,496
  Production                                         (7,656)   (52,998)
                                                   --------   --------

Balance at December 31, 2003                         84,110    531,377

  Revisions of previous estimates	              4,119    (66,834)
  Extensions, discoveries and other additions           250      2,500
  Production                                         (8,011)   (59,959)
                                                   --------   --------

Balance at December 31, 2003                         80,468    407,084
                                                   ========   ========

Proved developed reserves
  December 31, 2002                                  54,411    448,028
  December 31, 2003                                  75,904    477,267
  December 31, 2004                                  72,262    352,974

Costs incurred in oil and gas producing activities for the years ended December 31, 2002, 2003, and 2004 are as follows:

                                               2002      2003       2004
                                             --------  --------   --------
Property acquisition, exploration and
     development costs capitalized           $ 62,664  $247,708   $311,054
Impairment of property                              -         -          -
Production costs                               77,065   130,793    192,187
Depletion and depreciation                     32,000    35,000	    42,000

