Form 10-Q
period 2005-03-31
CROFF ENTERPRISES INC
filed 2005-05-17
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 01-100

CROFF ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0233535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 Cherry Creek Drive North, Suite 1025	80209
(Address of principal executive office)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common - $0.10 Par Value	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.&nbbsp; ☒    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x

There were 567,400 shares of common stock outstanding on May 6, 2005, exclusive of 54,743 common shares held in treasury stock.

CROFF ENTERPRISES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (SEC), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company's ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions could change the schedule of any further production and/or development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Part I. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

CROFF ENTERPRISES, INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2004	March 31, 2005
Assets:
Current Assets:
Cash and cash equivalents	$257,667	$368,360
Accounts receivable	$109,691	$98,964

	$367,358	$467,324

Oil and natural gas properties, at cost, successful efforts method:	$1,219,119	$1,216,184
Accumulated depletion and depreciation	$(497,924)	$(500,830)

	$721,195	$715,354

Total Assets:	$1,088,553	$1,182,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$28,410	$47,431
Payable to related party	$--	$2,362
Accrued liabilities	$8,705	$7,656

	$37,115	$57,449

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	$--	$--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	$772,929	$835,491
Common stock, $.10 par value
20,000,000 shares authorized, 622,143 shares issued and outstanding	$62,214	$62,214
Capital in excess of par value	$157,927	$157,927
Treasury stock, at cost, 53,243 and 54,743
issued and outstanding in 2004 and 2005	$(83,151)	$(85,513)
Retained earnings	$141,519	$155,110

	$1,051,438	$1,125,229

	$1,088,553	$1,182,678
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF OPERATIONS

For the three months ended March 31, 2004 and 2005

(Unaudited)

	2004	2005
Revenues:
Oil and natural gas sales	$131,074	$181,292
Loss on natural gas "put" contracts	$(7,599)	$--
Loss on sale of marketable equity services	$(38,166)	$--
Other income	$492	$13,137

	$85,801	$194,429

Expenses:
Lease operating expense including production taxes	$35,830	$46,666
Proposed drilling fund	$6,375	$--
General and administrative	$38,883	$41,260
Overhead expense, related party	$12,000	$12,000
Depletion and depreciation	$10,500	$10,500

	$103,588	$110,426

Pretax income (loss)	$(17,787)	$84,003
Provision for income taxes	$6,880	$7,850

Net income (loss)	$(24,667)	$76,153

Net income applicable to preferred B shares	$19,474	$62,562

Net income (loss) applicable to common shares	$(44,141)	$13,591

Basic and diluted net income (loss) per common share	$(0.08)	$0.02

Weighted average common shares outstanding	566,900	567,400

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2004 and the three months ended March 31, 2005
(Unaudited)
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Par Value	stock	Earnings
Balance at December 31, 2004	540,659	$772,929	622,143	$ 62,214	$157,927	$ (83,151)	$ 141,519
Net income for the three months ended March 31, 2005	-	-	-	-	-	-	$76,153
Purchase of treasury stock						(2,362)
Preferred Stock reallocation		62,562					(62,562)

Balance at March 31, 2005	540,659	$835,491	622,143	$ 62,214	$ 157,927	$ (85,513)	$ 155,110

During the three month period ended March 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, now included in the treasury, using an advance from a related party.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004 and 2005

(Unaudited)

	2004	2005
Cash flows from operating activities:
Net income (loss)	$(24,667)	$76,153
Adjustments to reconcile net income (loss) to net cash provided by operating activies:
Depletion and depreciation	$10,500	$10,500
Abandonment costs	--	$3,451
Gain on sale of equipment	--	$(14,173)
Realized loss on marketable equity securities	$38,166	--
Loss on natural gas "put" contracts	$7,599	--
Changes in operating assets and liabilities:
Accounts receivable	$(25,484)	$10,727
Accounts payable	$4,140	$19,021
Accrued liabilities	$4,082	$1,313

Net cash provided by operating activities	$14,336	$106,992

Cash flows from investing activities:
Proceeds from sale of equipment	--	$48,500
Proceeds from sale of natural gas contracts	$61	$--
Acquisition of treasury shares	--	$(2,362)
Acquisition of property leases and improvements	$(67,815)	$(42,437)
Proceeds from sale of marketable equity securities	$51,514	--
Proceeds from sale of mutual fund	$77,429	--

Net cash provided by investing activities	$61,189	$3,701

Net increase in cash and cash equivalents	$75,525	$110,693
Cash and cash equivalents at beginning of period	$154,490	$257,667

Cash and cash equivalents at end of period	$230,015	$368,360

Supplemental disclosure of non-cash investing and financing activities:

During the three month period ended March 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, now included in the treasury, using an advance from a related party.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The condensed financial statements for the three month periods ended March 31, 2004 and 2005 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which report has been filed with the Securities and Exchange Commission. The Annual Report is available from the Company’s website at www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Croff Enterprises, Inc. ("Croff' or the "Company") was incorporated in Utah in 1907. Croff is an independent energy company engaged in the business of oil and natural gas exploration and production, primarily through the acquisition of producing oil and natural gas leases as well as the ownership of perpetual mineral interests. Other companies operate almost all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. Today, Croff participates as a working interest owner in approximately 40 wells or units of several wells. Croff holds small royalty interests in approximately 250 wells.

Croff's business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company has no short-term or long-term debt outstanding. Over the last five years, the Company acquired an interest in three wells in Michigan, one well in Montana, six wells in Oklahoma and eight wells in Texas. In 2004 the Company sold its Yorktown Re-entry Program to Tempest Energy Resources LP, retaining a 25% interest in the Area of Mutual Interest (AMI). The first re-entry well in this program may be noncommercial. The Company continues to actively search for oil and natural gas properties that may fit into our overall business strategy.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operation are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company analyzes its estimates, including those related to oil and natural gas revenues, oil and natural gas properties, marketable securities, income taxes and contingencies. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements and the uncertainties that it could impact results of operations, financial conditions and cash flows. The Company accounts for its oil and natural gas properties under the successful efforts method of accounting. Depletion, depreciation and amortization of oil and natural gas properties and the periodic assessments for impairment are based on underlying oil and natural gas reserve estimates and future cash flows using then current oil and natural gas prices combined with operating and capital development costs.

 There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. The Company has designated its marketable equity securities as “securities available for sale”. Historically, oil and natural gas prices have experienced significant fluctuations and have been particularly volatile in recent years. Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors. Increases or decreases in oil and natural gas prices received could have a significant impact on future results.

Liquidity and Capital Resources

At March 31, 2005, the Company had assets of $1,182,678 and current assets totaled $467,324 compared to current liabilities of $57,449. Working capital at March 31, 2005 totaled $409,875, an increase of 24% compared to $330,243 at December 31, 2004. The Company had a current ratio at March 31, 2005 of approximately 8:1. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual fund for a net realized loss of $38,166. In addition, the Company sold its remaining natural gas “put” contracts during the first quarter of 2004 for a realized loss of $7,599. During the three month period ended March 31, 2005, net cash provided by operations totaled $106,992, as compared to $14,336 for the same period in 2004. The Company’s cash flow from operations is highly dependent on oil and natural gas prices. The Company had no short-term or long-term debt outstanding at March 31, 2005. In January, 2005, the Company purchased 1,500 shares of its common stock at a cost of $2,362, which is included in the treasury at March 31, 2005, using an advance from a related party.

Capital expenditures for the first quarter of 2005, totaled $42,437 primarily incurred to acquire mineral leases with re-entry wells in DeWitt County, Texas, for costs on the Helen Gips #1 well. As of March 31, 2005, the Company has capitalized $186,687 related to the 2004 Yorktown Re-Entry Program. The Company’s only oil and natural gas asset not pledged to the Preferred B shares is the Yorktown Re-Entry Program in Dewitt County, Texas. This approximate 1,100 acre project was sold to Tempest Energy Resources LP in the fourth quarter of 2004 with the Company retaining a carried 15% interest in the re-entry wells, and an additional 10% paid participation for a 25% working interest. The first well in this project, the Helen Gips #1, had been started by Croff and was completed by Tempest during the first quarter 2005. While small amounts of oil and natural gas have been produced from this well, Tempest and Croff have determined that the formation is too tight and the well may be non-commercial pending further evaluation. Tempest purchased a second lease in the Area of Mutual Interest (AMI) known as the Wiggins well, a producing Wilcox well, with an additional plugged and abandoned re-entry well. Croff exercised its right to participate with respect to a 25% interest in this lease, but has no carried interest. The Wiggins well is currently producing from the Wilcox formation at a rate of approximately 30 mcf per day. Tempest and Croff have agreed to attempt to re-complete this well in an upper formation of the Wilcox which has not been depleted. Any further attempts at re-entry completions in the former Croff acreage will occur after the re-completion attempt on the Wiggins well. As part of the Yorktown Re-entry Program, Croff had purchased 3 ½ inch casing and other equipment for a re-entry well, which equipment Tempest has declined to use. Croff then sold this equipment during the first quarter of 2005 for approximately $48,500, yielding an approximate $14,000 gain over its cost in the casing. The only current commitment of Croff for future capital expenditures will be for future drilling or re-entries in Dewitt County.

The Company’s plans for ongoing development, acquisition and exploration expenditures, and possible equity repurchases over and beyond the Company’s operating cash flows will depend entirely on the Company’s ability to secure acceptable financing. Bank borrowings may be utilized to finance the Company’s 2005 capital budget. In addition, the Company will utilize its internal operating cash flows. Future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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

While certain costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company. Overall, it is management’s belief that inflation is generally favorable to the Company since it does not have significant operating expenses.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004.

The Company had a net income for the first quarter of 2005 which totaled $76,153 compared to a net loss of $24,667 for the same period in 2004. The loss in 2004 was due to losses on natural gas put contracts and marketable equity securities.

Revenues for the first quarter of 2005 totaled $194,429, a 127% increase from the same period in 2004. Oil and natural gas sales for the first quarter of 2005 totaled $181,292, a 38% increase from the same period in 2004. $22,600 in net natural gas sales related to production on the State Forest #1-14 in Michigan, from which revenue in suspense was released in the first quarter of 2005 which exceeded amounts accrued at the end of 2004. A combination of increased oil and natural gas prices, combined with slight increases in production levels during the first quarter of 2005, were major factors causing this increase in oil and natural gas sales compared to the same period in 2004. The Company’s average sales price of oil in the first quarter of 2005 was approximately $44 per barrel compared to $27 per barrel for the same period in 2004. The Company’s average sales price of natural gas in the first quarter of 2005 was approximately $5.50 per Mcf (Mcf equates to one thousand cubic feet), compared to $4.00 per Mcf for the same period in 2004. Production of oil primarily increased due to the acquisition of a working interest in a well in Michigan.

For the first quarter of 2005 lease operation expenses, which includes all production related taxes, totaled $46,666 compared to $35,830 incurred for the same period in 2004. Acquisitions of oil well working interests have also increased the operating expenses for the first quarter of 2005 compared to the same period in 2004.

Estimated depreciation and depletion expense for the first quarter of 2005 and 2004 totaled $10,500 for each quarter.

General and administrative expense, including overhead expense paid to a related party, for the first quarter of 2005, totaled $53,260 compared to $50,883 for the same period in 2004. Overhead expense paid to a related party for the first quarter of 2005 and 2004 totaled $12,000 per quarter. The Company has also incurred additional costs during the first quarter of 2005 associated with compliance with the Sarbanes-Oxley Act of 2002 compared to the same period in 2004.

Provision for income taxes for the first quarter of 2005 totaled $7,850 compared to $6,880 from the same period in 2004. This increase is primarily attributable to an increase in net income for the quarter.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment." This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. The anticipated adoption of this announcement in July 2005 is not expected to have a material impact on the Company’s financial condition or results of operations as the Company currently does not receive employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not entered into these types of nonmonetary asset exchanges during the last five years. Accordingly, the adoption of this pronouncement is not expected to have a material impact on the Company’s current financial condition or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is in crude oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2004 and the three months ended, 2005, ranged from a monthly low of $4.31 per Mcf to a monthly high of $6.47 per Mcf. Oil prices ranged from a monthly low of $31.87 per barrel to a monthly high of $49.82 per barrel during 2004 and the first quarter of 2005. A decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations. For the three months ended March 31, 2005, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $18,000.

Item 3. CONTROLS AND PROCEDURES

Croff's principal executive officer and principal financial officer have evaluated the effectiveness of Croff's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

Part II. Other Information

Item 5. Material Subsequent Events

On April 8, 2005, the Board of Directors of Croff Enterprises, Inc. voted to review Croff’s strategic alternatives. Such review may include the possible sale or merger of all or part of the Company or the possible sale or disposition of all or part of its assets. In undertaking this review, the Board stated that its two primary objectives were to increase shareholder value and to provide liquidity to shareholders.

On April 14, 2005, Jensen Development Company, the largest shareholder of Croff Enterprises, Inc. (“Croff” or “the Company”) and CS Finance LLC, both companies wholly owned by Gerald L. Jensen, Croff’s Chairman, submitted a proposal to purchase all of the oil and natural gas assets pledged to the Preferred B shares. The offer was to purchase the oil and natural gas assets pledged to the Preferred B shares in exchange for cancellation of the Preferred B shares by the Company and payment to each Preferred B shareholder of $2.80 per share. To consider this offer, the Board of Directors reconstituted itself as a non-management committee of the Board consisting of all Board members except for Mr. Gerald Jensen, (“non-management Board”).

The non-management Board elected Dilworth A. Nebeker as the Acting Lead Director to serve while the Board evaluates proposals. The non-management Board has met three times on this proposal and commissioned an independent legal review primarily concerned with tax consequences. On May 4, 2005, the non-management Board replied to CS Finance LLC and Jensen Development Company informing them that there were adverse tax consequences from this proposal and requesting them to consider a tender proposal to avoid these tax consequences. The non-management Board stated that it would evaluate any such offer based on the goals of increasing shareholder value and liquidity. Croff has been informed that a revised proposal will be submitted to the Company by the two proposing companies. Croff will post any future material events on this matter on its website at www.croff.com, after filing a Form 8-K with the Securities and Exchange Commission.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification of Chief Executive Officer, dated May 13, 2005, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of Chief Financial Officer, dated May 13, 2005, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

(b) The following reports on Form 8-K were filed by Registrant during the quarter ended March 31, 2005:

The Company filed a current report on Form 8-K on March 8, 2005 to furnish the information required under Item 5.02 to announce the resignation of Stuart Kroonenberg as Chief Financial Officer, Secretary and Treasurer of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: May 13, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

Date: May 13, 2005	By:	/s/ Donald L. Peterson
Donald L. Peterson,
Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Gerald L. Jensen, certify that :

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

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2005 By /s/ Gerald L. Jensen

Gerald L. Jensen, President,

Chief Executive Officer

11

Exhibit 31.2

CERTIFICATIONS

I, Donald L. Peterson certify that :

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

      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2005 By /s/Donald L. Peterson

Donald L. Peterson,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 13, 2005 By /s/ Gerald L. Jensen

Gerald L. Jensen, President,

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald L. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 13, 2005 By /s/ Donald L. Peterson

Donald L. Peterson,

Chief Financial Officer

FORM 8-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 25049

CURRENT REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

Date of Report (date of earliest event reported): March 8, 2004

CROFF ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Utah 1-100

(State or other (Commission file

jurisdiction of incorporation) number)

87-0233535

(IRS Employer identification Number)

3773 Cherry Creek Drive North #1025, Denver, Co 80209

(Address of principal executive offices) (Zip Code)

(303) 383-1555

(Registrant's telephone number, including area code)

- ------------------------------------------------------------

ITEM 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

DENVER, COLORADO, MARCH 8, 2005, CROFF OIL COMPANY

(OTCBB: COFF) Croff Enterprises, Inc. announced today that Stuart Kroonenberg had resigned as Secretary and Treasurer of Croff Enterprises, Inc. Croff is currently seeking a permanent replacement for a Chief Financial Officer who will also serve as Secretary and Treasurer. Croff announced that the Board of Directors had elected Richard Mandel, a director, as Acting Secretary and Kelle Thomas as Acting Treasurer until a permanent replacement was selected.

Croff is an independent energy company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and natural gas leases. The Company s principal activity is oil and natural gas production from non-operated properties. The Company acquires, owns, and produces, producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah and Wyoming.

SIGNATURE

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 11, 2004

CROFF ENTERPRISES, INC.

By: /s/ Gerald L. Jensen

Name: Gerald L. Jensen

Title: President