Form 10-Q
period 2005-06-30
CROFF ENTERPRISES INC
filed 2005-08-15
CIK 25743

..style2 {font-size: small} ..style3 {font-size: x-small; } ..style4 { font-family: "Times New Roman", Times, serif; font-size: x-small; } ..style5 { font-family: "Times New Roman", Times, serif; font-size: x-small; }

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 567,400 shares of common stock outstanding on August 1, 2005, exclusive of 54,743 common shares held in treasury stock.

CROFF ENTERPRISES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company’s ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

CROFF ENTERPRISES, INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2004	June 30, 2005
Assets:
Current Assets:
Cash and cash equivalents	$257,667	$418,442
Accounts receivable	$109,691	$112,171

	$367,358	$530,613

Oil and natural gas properties, at cost, successful efforts method:	$1,219,119	$1,163,546
Accumulated depletion and depreciation	$(497,924)	$(511,330)

	$721,195	$652,216

Total Assets:	$1,088,553	$1,182,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$28,410	$27,970
Payable to related party	$--	$2,362
Accrued liabilities	$8,705	$17,913

	$37,115	$48,245

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	$--	$--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	$772,929	$894,070
Common stock, $.10 par value
20,000,000 shares authorized, 622,143 shares issued and outstanding	$62,214	$62,214
Capital in excess of par value	$157,927	$157,927
Treasury stock, at cost, 53,243 and 54,743
issued and outstanding in 2004 and 2005	$(83,151)	$(85,513)
Retained earnings	$141,519	$105,886

	$1,051,438	$1,134,584

	$1,088,553	$1,182,829
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2004		2005		2004	2005
Revenues:			$
Oil and natural gas sales		$139,068		$198,694	$270,142	$379,986
Loss on natural gas "put" contracts		--		--	$(7,599)	--
Loss on sale of marketable equity securities		--		--	$(38,166)	--
Other income		$1,131		$5,473	$1,623	$18,610

		$140,199		$204,167	$226,000	$398,596

Expenses:
Lease operating expense including production taxes		$70,873		$116,097	$106,703	$162,763
Proposed drilling fund		$2,093		--	$8,468	--
General and administrative		$23,461		$47,518	$62,344	$88,778
Overhead expense, related party		$12,000		$12,697	$24,000	$24,697
Depletion and depreciation		$10,500		$10,500	$21,000	$21,000

		$118,927		$186,812	$222,515	$297,238

Pretax income (loss)		$21,272		$17,355	$3,485	$101,358
Provision for income taxes:		$(6,400)		$8000	$480	$15,850

Net income (loss)		$27,672		$9,355	$3,005	$85,508

Net income applicable to preferred B shares:		$29,088		$58,579	$48,562	$121,141

Net income (loss) applicable to common shares		$(1,416)		$(49,224)	$(45,557)	$(35,633)

Basic and diluted net income (loss) per common share	$	*		$(0.09)	$(0.08)	$(0.06)

Weighted average common shares outstanding		$566,900		$567,400	$566,900	$567,400

* less than $0.01 per common share

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2004 and the six months ended June 30, 2005
(Unaudited)
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Par Value	stock	Earnings
Balance at December 31, 2004	540,659	$772,929	622,143	$ 62,214	$157,927	$ (83,151)	$ 141,519
Net income for the six months ended June 30, 2005	-	-	-	-	-	-	85,508
Purchase of treasury stock	-	-	-	-	-	(2,362)	-
Preferred Stock reallocation	-	121,141	-	-	-	-	(121,141)

Balance at June 30, 2005	540,659	$894,070	622,143	$ 62,214	$ 157,927	$ (85,513)	$ 105,886

During the three month period ended March 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, now included in the treasury.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004 and 2005

(Unaudited)

	2004	2005
Cash flows from operating activities:
Net income	$3,005	$85,508
Adjustments to reconcile net income to net cash provided by operating activies:
Depletion and depreciation	$21,000	$21,000
Realized loss on marketable equity securities	$38,166	--
Loss on natural gas "put" contracts	$7,599	--
Changes in operating assets and liabilities:
Accounts receivable	$(6,494)	$(2,480)
Accounts payable	$13,714	$3,464
Accrued liabilities	$(6,118)	$7,145

Net cash provided by operating activities	$70,872	$114,637

Cash flows from investing activities:
Proceeds from sale of equipment	61	$48,500
Acquisition of treasury shares	--	$(2,362)
Acquisition of property leases and improvements	$(98,064)	$--
Proceeds from sale of marketable equity securities	$51,514	--
Proceeds from sale of mutual fund	$77,429	--

Net cash provided by investing activities	$30,940	$46,138

Net increase in cash and cash equivalents	$101,812	$160,775
Cash and cash equivalents at beginning of period	$154,490	$257,667

Cash and cash equivalents at end of period	$256,302	$418,442

Supplemental disclosure of non-cash investing and financing activities:

During the three month period ended March 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, now included in the treasury.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The condensed financial statements for the three and six month periods ended June 30, 2004 and 2005 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which report has been filed with the Securities and Exchange Commission. The Annual Report is available from the Company’s website at www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Items

In the quarter ending June 30, 2005, the Company wrote off its investment in the Helen Gips #1 well in Dewitt County, Texas. This was the first attempted recompletion in the Wilcox formation in the Dewitt County, Texas recompletion program. The net write-off after recovering the tubing for the well is $52,638. The Company sold a 75% working interest in this program to Tempest Energy Resources LP in November, 2004, retaining a 25% working interest, of which 15% was carried in the reentry wells. The program with Tempest will next attempt to recomplete the Kawitt zone of the Wilcox in the existing Wiggins well. Croff is not carried on this well and will pay its 25% of expenses.

                    On June 15, 2005 Jensen Development Company and CS Finance LLC, [Offerors] two companies wholly owned by Gerald L. Jensen, Chairman, President and CEO of Croff, filed with the Securities and Exchange Commission [SEC] an issuer tender offer for a cash purchase at $3 per share, for all shares of Preferred B stock not held by the Offerors. The tender offer was subsequently amended and is currently in progress. The background of the tender offer is as follows:

                    On April 8, 2005 Croff filed a Form 8-K stating that the Board of Directors had determined to review Croff’s strategic alternatives. The Board stated such a review may include the possible sale or merger of all or part of the company or the possible sale or disposition of all or part of the assets. In undertaking this review, the Board stated two primary objectives. The first objective was to increase shareholder value. The second was to provide liquidity to shareholders. The Board formed a non-management committee of its Board, excluding Gerald L. Jensen, to review proposals including an expected proposal from Gerald L. Jensen personally and in conjunction with Jensen Development Company, a company wholly owned by Mr. Jensen.

                     On April, 15, 2005 Jensen Development Company and CS Finance LLC, two companies wholly owned by Gerald L. Jensen submitted an offer to purchase the assets pledged to the Preferred B shareholders of Croff. The offer was for $2.80 per Preferred B share. The Company filed a Form 8-K on April 19, 2005 reporting this Offer. The Offer allowed the non-management committee of the Board of Directors until April 22, 2005 to accept or reject the offer. After meeting to discuss the offer on April 20, 2005, the non-management committee reported to the Offerors that while the committee was generally in favor of a transaction, they had concerns with potential tax consequences and requested an extension until April 27, 2005 to allow the committee time to review the offer with tax counsel. On April 27, 2005 the non-management committee again requested additional time to complete their review of the offer. On May 3, 2005, Croff filed a Form 8-K, reporting the extension of this offer. On May 4, 2005 the non-management committee convened to discuss the offer once again. At the May 4 meeting, the non-management committee rejected this offer based primarily on adverse tax and corporate consequences to the Company, but invited the Offerors to make a tender offer directly to the shareholders. On May 12, the non-management committee received a letter from the Offerors officially withdrawing their initial offer and stating that per the non-management committee’s suggestion, they would submit a subsequent tender offer to the Preferred B shareholders.

                    On June 7, 2005, the non-management committee received a draft of an issuer tender offer from the Offerors. At a meeting of the Board of Directors on June 8, 2005, Mr. Jensen presented the issuer tender offer to the Board of Directors. After the conclusion of the regular Board of Directors meeting, the non-management committee met briefly to discuss the issuer tender offer and to set a meeting for a formal review. The non-management committee of the Board of Directors met again on June 13 and after extensive discussion unanimously passed a resolution stating: “The four directors comprising the non-management committee of the Croff Board of Directors unanimously believe that a tender offer is a good alternative, from a financial perspective, for the Croff Preferred B shareholders generally, at this time. The same Directors also unanimously believe that each Preferred B shareholder should decide whether or not to tender shares in this Tender Offer based upon their specific situation and investment objectives. Therefore, the non-management committee makes no recommendation for or against this Tender Offer. For your information, each Director on the non-management committee has expressed an inclination to tender all or part of his shares in this Tender Offer.”

On June 15, 2005, the Offerors filed with the SEC an issuer tender offer for a cash purchase of $3 per share, for all shares of Preferred B stock not held by the Offerors. On June 28, 2005 the non-management committee mailed a letter containing the resolution passed by the non-management committee on June 13, 2005 to all Preferred B shareholders of Croff.

                     The Offerors received comments from the SEC in response to the Issuer Tender Offer filed by them on June 15, 2005. The Offerors subsequently filed an Amended Third Party Tender Offer on June 29, 2005 and again on July 5, 2005. The non-management committee of the Board of Directors filed a Schedule 14D-9 with the SEC on July 6, 2005 on behalf of Croff. This Schedule included the position of the non-management committee to the Offer as set forth above.

                    Both the non-management committee of Croff, as well as the Offerors received additional comments from the SEC regarding the Schedule 14D-9 and the Amended Third Party Tender Offer filings. These comments resulted in the Offerors filing their last Amended Third Party Tender Offer on July 18, 2005. This Amended Offer was mailed again to all of Croff’s shareholders on July 18, 2005. This Amended Offer extended the expiration date until August 19, 2005.

                    The non-management committee of the Board met on July 19, 2005. The committee again reviewed and discussed its position with respect to the Tender Offer. The non-management committee acting as the Board of Directors adopted the following resolution with respect to the Tender Offer: “The majority of the four Directors comprising the non-management committee of the Board of Directors believe that each Preferred B shareholder should decide whether or not to tender shares in this Tender Offer based upon their specific situation and investment objectives. Therefore, the non-management committee is neutral and makes no recommendation for or against this Tender Offer. For your information, each Director on the non-management committee currently intends to tender all or part of his shares in this Tender Offer.”

                    On July 27, 2005, the non-management committee filed its final Amended Schedule 14D-9 with the SEC. A letter to shareholders, with a copy of the Schedule 14D-9 enclosed, was mailed on August 1, 2005.

Overview

                    Croff Enterprises, Inc. (“Croff’ or the “Company”) was incorporated in Utah in 1907. Croff is an independent energy company engaged in the business of oil and natural gas exploration and production, primarily through the acquisition of producing oil and natural gas leases as well as the ownership of perpetual mineral interests. Other companies operate almost all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. Today, Croff participates as a working interest owner in approximately 40 wells or units of several wells. Croff holds small royalty interests in approximately 250 wells.

                    Croff’s business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company has no short-term or long-term debt outstanding. Over the last five years, the Company acquired an interest in three wells in Michigan, one well in Montana, six wells in Oklahoma and eight wells in Texas. In 2004 the Company sold its Yorktown Re-entry Program to Tempest Energy Resources LP, retaining a 25% interest in the Area of Mutual Interest (AMI). The first re-entry well in this program was unsuccessful. The Company continues to actively search for oil and natural gas properties that may fit into our overall business strategy.

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

Liquidity and Capital Resources

At June 30, 2005, the Company had assets of $1,182,829 and current assets totaled $530,613 compared to current liabilities of $48,245. Working capital at June 30, 2005 totaled $482,368, an increase of 46% compared to $330,243 at December 31, 2004. The Company had a current ratio at June 30, 2005 of approximately 11:1. During the six month period ended June 30, 2005, net cash provided by operations totaled $114,637, as compared to $70, 872 for the same period in 2004. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual fund for a net realized loss of $38,166. In addition, the Company sold its remaining natural gas “put” contracts during the first quarter of 2004 for a realized loss of $7,599. The Company’s cash flow from operations is highly dependent on oil and natural gas prices. The Company had no short-term or long-term debt outstanding at June 30, 2005. In January, 2005, the Company purchased 1,500 shares of its common stock at a cost of $2,362, which is included in the treasury at June 30, 2005.

                    Capital expenditures for the first quarter of 2005, totaled $42,437 primarily incurred to acquire mineral leases with re-entry wells in DeWitt County, Texas and for costs on the Helen Gips #1 well. In August, 2005 Croff (25% interest) and Tempest (75% interest) determined to abandon the Helen Gips #1 and to pull the tubing to use in the Wiggins well. The costs in the Helen Gips #1 wellbore of $52,638 were written off in the June 30, 2005 financial statements. As of June 30, 2005, the Company has capitalized approximately $130,000 related to the 2004 Yorktown Re-Entry Program. The Company’s only oil and natural gas asset not pledged to the Preferred B shares is the Yorktown Re-Entry Program in Dewitt County, Texas. This approximate 1,100 acre project was sold to Tempest Energy Resources LP in the fourth quarter of 2004 with the Company retaining a carried 15% interest in the re-entry wells, and an additional 10% paid participation for a 25% working interest. The first well in this project, the Helen Gips #1, had been started by Croff in 2004 and was completed by Tempest during the first quarter 2005. Tempest and Croff have determined that the formation is too tight and the well will be non-commercial and determined to abandon it. Tempest purchased a second lease in the Area of Mutual Interest (AMI) known as the Wiggins well, a producing Wilcox well, with an additional plugged and abandoned re-entry well. Croff exercised its right to participate with respect to a 25% interest in this lease, but has no carried interest. The Wiggins well is currently producing from the Wilcox formation at a rate of approximately 30 mcf per day. Tempest and Croff have agreed to attempt to re-complete this well in an upper formation of the Wilcox which has not been depleted. Any further attempts at re-entry completions in the former Croff acreage will occur after the re-completion attempt on the Wiggins well. As part of the Yorktown Re-entry Program, Croff had purchased 3 ½ inch casing and other equipment for a re-entry well, which equipment Tempest has declined to use. Croff then sold this equipment during the first quarter of 2005 for approximately $48,500, yielding an approximate $14,000 gain over its cost in the casing. The only current commitment of Croff for future capital expenditures will be for future drilling or re-entries in Dewitt County.

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

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

The Company had a net income for the second quarter of 2005 which totaled $9,355 compared to a net income of $27,672 for the same period in 2004. Oil and gas revenues were substantially higher in the second quarter of 2005, compared to 2004, but lease operating expenses were increased by the $52,638 write off on the Helen Gips well in Dewitt County, Texas. General and administrative expenses also increased by approximately $10,000 due to costs of responding to the tender offer and higher accounting and legal fees. The combination of these items resulted in the decreased net income.

                    Revenues for the second quarter of 2005 totaled $204,167, a 46% increase from the same period in 2004. Oil and natural gas sales for the second quarter of 2005 totaled $198,694, a 43% increase from the same period in 2004. A significant increase in oil and natural gas prices, combined with slight increases in production levels during the second quarter of 2005, were the primary factors causing this increase in oil and natural gas sales compared to the same period in 2004. The Company’s average sales price of oil in the second quarter of 2005 was approximately $50 per barrel compared to approximately $30 per barrel for the same period in 2004. The Company’s average sales price of natural gas in the second quarter of 2005 was approximately $5.50 per Mcf (Mcf equates to one thousand cubic feet), compared to $4.00 per Mcf for the same period in 2004. Production of oil primarily increased due to the production from a working interest in the State Forest well in Michigan, compared to 2004, and small increases in Utah and New Mexico.

                     For the second quarter of 2005, lease operation expenses, which includes all production related taxes, totaled $116,097 compared to $70,873 incurred for the same period in 2004. In the second quarter of 2005, the lease operating expenses were increased by the write off of the $52,638 on the Helen Gips #1 well, as compared to 2004. Taxes, based on production, were higher in the second quarter 2005, as compared to 2004, due to higher oil and natural gas prices.

                     Estimated depreciation and depletion expense for the second quarter of 2005 and 2004 totaled $10,500 for each quarter.

                    General and administrative expense, including overhead expense paid to a related party, for the second quarter of 2005, totaled $47,518 compared to $23,461 for the same period in 2004. Overhead expense paid to a related party for the second quarter of 2005 and 2004 totaled $12,697 compared to $12,000. The Company incurred additional costs during the second quarter of 2005 associated with additional accounting and other compliance costs with the Sarbanes-Oxley Act of 2002 compared to the same period in 2004, and additional accounting and legal expenses in connection with a tender offer in 2005.

                    Provision for income taxes for the second quarter of 2005 totaled $8,000 compared to an accrued credit of $6,400 from the same period in 2004. This increase is primarily attributable to an expected increase in net income for the year for which taxes were estimated and an overaccrual in 2004.

                    Six Months ended June 30, 2005 compared to six months ended June 30, 2004.

                     Revenues for the six months ended June 30, 2005 totaled $ 398,596 a 76% increase from the revenues of $226,000 at June 30, 2004. Net income for the six months ended June 30, 2005 and 2004 totaled $85,508 and $3,005 respectively. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual funds for a net realized loss of $38,166 and sold its remaining contracts for a natural gas “put” contracts combined for a net realized loss of $ 7,599. In 2005, higher prices for oil and natural gas produced significantly higher revenues.

                    Oil and gas sales for the six months ended June 30, 2005 totaled $379,986 a 40% increase from the $270,142 for the same period in 2004. The increase in oil and gas sales in 2005 compared to 2004 is primarily attributed to significantly increased oil and natural gas prices as well as slightly higher oil production levels during 2005. Small interests in wells in Utah and New Mexico that came on line gave a small production increase.

                    Lease operation expense which includes all production related taxes for the six months ended June 30, 2005 totaled $162,763 a 53% increase from $106,703 in 2004. Included in the 2005 lease operating expense is approximately $52,638 for the write off of the Helen Gips well. Otherwise, lease operating costs were relatively stable from the six month period ending June 30, 2004.

                     Depletion and depreciation expense for the six months ended June 30, 2005 totaled $21,000 and is the same as the $21,000 incurred for the same period in 2004. Drilling fund expenses ended with the sale of the Dewitt County, Texas project to Tempest.

                     General and administrative expenses, including overhead expense paid to related party, for the six months ended June 30, 2005 totaled $113,475 compared to $86,344 for the same period in 2004. Overhead expense paid to related party for the six months ended June 30, 2005 totaled $ 24,697 compared to $24,000 incurred for the same period in 2004. This increase in overhead expenses is primarily attributed to the costs of the audit increasing, and the extra legal and accounting expenditures of the Company responding to a tender offer for the Preferred B shares. The Company has also incurred additional costs during 2005 associated with compliance with the Sarbanes-Oxley Act of 2002.

                     Provision for income taxes for the six months ending June 30, 2005 totaled $ 15,850 compared to $480 from the same period in 2004. This increase is due to expected higher income in 2005 and is also attributable to an overpayment of the Company’s 2003 Federal income taxes which was taken as a credit during the second quarter of 2004

Recent Accounting Pronouncements

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

Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is in crude oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations during 2004 and the six months ended, June 30, 2005, ranged from a monthly low of approximately $4.30 per Mcf to a monthly high of approximately $7.00 per Mcf. Oil prices ranged from a monthly low of approximately $ 32.00 per barrel to a monthly high of approximately $56.00 per barrel during 2004 and the first six months 2005. A decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations. For the six months ended June 30, 2005, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $38,000.

Item 3. CONTROLS AND PROCEDURES

Croff’s principal executive officer and principal financial officer have evaluated the effectiveness of Croff’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

Part II. Other Information

Item 5. Material Subsequent Events

For information pertaining to the tender offer for Croff Preferred B shares, please refer to Item 2 “Current Items” caption above which includes information pertaining to events occurring in the Second Quarter and subsequent thereto.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

  31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

  32.1 Certification of Chief Executive Officer and Chief Financial Officer, dated August 15, 2005, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

  * Filed herewith

(b) The following reports on Form 8-K were filed by Registrant during the 3 months ended June 30, 2005:

  1. The Company filed a current report on Form 8-K on April 11, 2005 under 8.01, Other Events, to announce that Croff is reviewing potential strategic reorganization alternatives to increase shareholder value and to provide liquidity to shareholders. The Board of Directors also announced that they were awaiting a proposal from Gerald L. Jensen, Chairman of the Board of Directors, President, and Chief Executive Officer of Croff, in conjunction with Jensen Development Company, a company wholly owned by Mr. Jensen, seeking to acquire all of the assets presently pledged to the Croff Preferred B shareholders.
  2. The Company filed a current report on Form 8-K on April 15, 2005 to furnish the information required under Item 5.02 to announce the appointment of Donald L. Peterson as Chief Financial Officer, Secretary and Treasurer of the Company.
  3. The Company filed a current report on Form 8-K on April 19, 2005 under 8.01, Other Events, to announce that the Company has received an Offer from Jensen Development Company and CS Finance LLC, two corporations wholly owned by Gerald L. Jensen, Chairman of the Board of Directors, President, and Chief Executive Officer of Croff, to Purchase Assets Pledged to the Preferred B Shareholders. The Offer granted the Board of Directors until April 22, 2005 to accept the Offer.
  4. The Company filed a current report on Form 8-K on May 3, 2005 under 8.01, Other Events, to announce the continuation of the Offer to Purchase the assets pledged to the Preferred B Shareholders of the Company. The Board of Directors sought additional time to review the Offer with outside legal advisors.
  5. The Company filed a current report on Form 8-K on June 9, 2005 to furnish the information required under Item 5.02 to announce the resignation of Donald L. Peterson as Chief Financial Officer, Secretary and Treasurer of the Company.

.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: August 15, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer,
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

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

CROFF ENTERPRISES, INC.

Date: August 15, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer and Chief Financial Officer sof the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

CROFF ENTERPRISES, INC.

Date: August 15, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer,
Chief Financial Officer