Form 10-Q
period 2005-09-30
CROFF ENTERPRISES INC
filed 2005-11-14
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 01-100

CROFF ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0233535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 Cherry Creek Drive North, Suite 1025	80209
Denver, Colorado	(Zip Code)
(Address of principal executive office)	(303)-383-1555

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common - $0.10 Par Value	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 567,400 shares of common stock outstanding on November 1, 2005, exclusive of 54,743 common shares held in treasury stock.

CROFF ENTERPRISES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2005

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

CROFF ENTERPRISES, INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2004	September 30, 2005
ASSETS:
Current Assets:
Cash and cash equivalents	$257,667	$523,593
Accounts receivable	$109,691	$154,583

	$367,358	$678,176

Oil and natural gas properties, at cost, successful efforts method:	$1,219,119	$1,178,303
Accumulated depletion and depreciation	$(497,924)	$(523,330)

	$721,195	$654,973

Total Assets:	$1,088,553	$1,333,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$28,410	$31,017
Payable to related party	$--	$2,362
Accrual for plugging and abandonment (1)	$--	$18,402
Accrued liabilities	$8,705	$45,783

	$37,115	$97,564

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	$--	$--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	$772,929	$989,621
Common stock, $.10 par value
20,000,000 shares authorized, 622,143 shares issued and outstanding	$62,214	$62,214
Capital in excess of par value	$157,927	$157,927
Treasury stock, at cost, 53,243 and 54,743
issued and outstanding in 2004 and 2005	$(83,151)	$(85,513)
Retained earnings	$141,519	$111,336

	$1,051,438	$1,235,585

	$1,088,553	$1,333,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

(1) See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30			Nine Months Ended September 30
	2004	2005		2004	2005
Revenues:		$
Oil and natural gas sales	$176,707		$247,288	$446,849	$627,274
Loss on natural gas "put" contracts	--		--	$(7,599)	--
Loss on sale of marketable equity securities	--		--	$(38,166)	--
Other income	$228		$7,059	$1,851	$25,669

	$176,935		$254,347	$402,935	$652,943

Expenses:
Lease operating expense including production taxes	$50,278		$46,253	$156,981	$209,016
Yorktown Re-entry Program	$16,435		--	$24,903	--
General and administrative	$26,543		$35,327	$88,887	$124,105
Overhead expense, related party	$12,000		$11,674	$36,000	$36,371
Depletion and depreciation	$10,500		$12,000	$31,500	$33,000
Plug and abandon expense (1)	$--		$18,402	$--	$18,402

	$115,756		$123,656	$338,271	$420,894

Pretax income	$61,179		$130,691	$64,664	$232,049
Provision for income taxes:	$6,397		$29,690	$6,877	$45,540

Net income	$54,782		$101,001	$57,787	$186,509

Net income applicable to preferred B shares:	$71,041		$95,551	$119,603	$216,692

Net income (loss) applicable to common shares	$(16,259)		$5,450	$(61,816)	$(30,183)

Basic and diluted net income (loss) per common share	$(0.03)		$0.01	$(0.11)	$(0.05)

Weighted average common shares outstanding	$566,900		$567,400	$566,900	$567,400

(1) See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2004 and the nine months ended September 30, 2005
(Unaudited)
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Par Value	stock	Earnings
Balance at December 31, 2004	540,659	$772,929	622,143	$ 62,214	$157,927	$ (83,151)	$ 141,519
Net income for the nine months ended September 30, 2005	-	-	-	-	-	-	186,509
Purchase of treasury stock	-	-	-	-	-	(2,362)	-
Preferred Stock reallocation	-	216,692	-	-	-	-	(216,692)

Balance at September 30, 2005	540,659	$989,621	622,143	$ 62,214	$ 157,927	$ (85,513)	$ 111,336

During the three month period ended March 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, now included in the treasury.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004 and 2005

(Unaudited)

	2004	2005
Cash flows from operating activities:
Net income	$57,787	$186,509
Adjustments to reconcile net income to net cash provided by operating activies:
Depletion and depreciation	$31,500	$33,000
Loss on abandonment	$--	56,089
Gain on sale of equipment	$--	(14,173)
Realized loss on marketable equity securities	$38,166	--
Loss on natural gas "put" contracts	$7,599	--
Changes in operating assets and liabilities:
Accounts receivable	$(25,949)	$(44,892)
Accounts payable	$33,159	$2,607
Accrued liabilities	$8,195	$55,480

Net cash provided by operating activities	$150,457	$274,620

Cash flows from investing activities:
Proceeds from sale of equipment	61	$48,500
Acquisition of property leases and improvements	$(352,776)	$(57,194)
Proceeds from sale of marketable equity securities	$51,514	--
Proceeds from sale of mutual fund	$77,429	--

Net cash used in investing activities	$(223,772)	$8,694

Net increase (decrease) in cash and cash equivalents	$(73,315)	$265,926
Cash and cash equivalents at beginning of period	$154,490	$257,667

Cash and cash equivalents at end of period	$81,175	$523,593

Supplemental disclosure of non-cash investing and financing activities:

During the three month period ended March 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, now included in the treasury.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

 Footnote 1 to Balance Sheets and Statement of Operations

          Historically, Croff has not operated any oil and natural gas wells, its assets consisting of royalties and non-operated working interests. It recently started operating four wells and has established a working interest reserve for plugging and abandonment costs, less salvage value, in the quarter ended September 30, 2005. This reserve, based on the estimates of management, may not comply with the Financial Accounting Standards Board Rule 143 (FAS 143) and management has been so advised by its auditors. Croff intends to complete a revised schedule compliant with FAS 143 for its year end report on Form 10-K.

Basis of Preparation

          The condensed financial statements for the three and nine month periods ended September 30, 2004 and 2005 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which report has been filed with the Securities and Exchange Commission. The Annual Report is available from the Company’s website at www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Items

          The Company announced on April 8, 2005 that its Board of Directors had voted to seek strategic alternatives for the Company. The Company has continued to seek a merger or acquisition participant, and other strategic steps.

          On July 15, 2005, the President and Chairman, through Jensen Development Company and C.S. Finance L.L.C., private companies controlled by the President (”Offerors”), tendered for the Preferred B shares of the Company at a cash price of $3 per share. Offerors collectively owned 253,191 Preferred B shares prior to the tender. The Tender Offer for Preferred B shares of the Company expired on August 19, 2005. The Offerors reported to the Company that 75,050 Preferred B shares were successfully tendered and not withdrawn by the expiration of the Offer. The tendered shares represent approximately 13.9% of the outstanding Class B Preferred stock of Croff Enterprises, Inc.

Background on the Tender Offer was reported in the Company’s quarterly report for the period ended June 30, 2005.

          Immediately following the Tender Offer, the Offerors acquired an additional 29,365 shares, at the same price, from two of Croff’s directors in return for promissory notes in lieu of cash. Currently, Gerald L. Jensen and the Offerors own 359,580 Preferred B shares or approximately 66.5% of the outstanding Preferred B shares and the remaining non-tendering shareholders hold approximately 181,079 shares or approximately 33.5%.

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

          Croff’s business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company has no short-term or long-term debt outstanding. Over the last five years, the Company acquired an interest in three wells in Michigan, one well in Montana, six wells in Oklahoma and nine wells in Texas. In 2004 the Company sold its Yorktown Re-entry Program to Tempest Energy Resources LP, retaining a 25% interest in the Area of Mutual Interest (AMI). The first re-entry well in this program was unsuccessful. The Company continues to actively search for oil and natural gas properties that may fit into our overall business strategy.

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

Liquidity and Capital Resources

          At September 30, 2005, the Company had assets of $1,333,149 and current assets totaled $678,176 compared to current liabilities of $97,564. Working capital at September 30, 2005 totaled $580,612, an increase of 76% compared to $330,243 at December 31, 2004. The Company had a current ratio at September 30, 2005 of approximately 7:1. During the nine month period ended September 30, 2005, net cash provided by operations totaled $231,045, as compared to $150,457, during the same period in 2004. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual fund for a net realized loss of $38,166. The Company spent a significant portion of its operating capital during the first nine months in 2004 on the Yorktown Re-entry program in Dewitt County, Texas. The Company’s cash flow from operations is highly dependent on oil and natural gas prices. The Company had no short-term or long-term debt outstanding at September 30, 2005. In January, 2005, the Company purchased 1,500 shares of its common stock at a cost of $2,362, which is included in the treasury at September 30, 2005.

          Capital expenditures for the first nine months of 2005 consisted of expenditures for the acquisition of expiring leases in Yorktown, Texas. In July, 2005, Croff (25% interest) and Tempest (75% interest) determined to abandon the Helen Gips #1 and to pull the tubing to use in the Wiggins well. Croff’s costs in the Helen Gips #1 wellbore of $52,638 were written off in the June 30, 2005 financial statements. As of September 30, 2005, the Company has capitalized approximately $198,000 related to the 2004 Yorktown Re-Entry Program. The Company’s only oil and natural gas assets not pledged to the Preferred B shares is the Yorktown Re-Entry Program in Dewitt County, Texas. This approximate 1,100 acre project was sold or optioned to Tempest Energy Resources LP in the fourth quarter of 2004 with the Company retaining a carried 15% interest in the re-entry wells, and an additional 10% paid participation for a 25% working interest. The first well in this project, the Helen Gips #1, had been started by Croff in 2004 and was completed by Tempest during the first quarter 2005. Tempest and Croff have determined that the formation is too tight and the well will be non-commercial and determined to abandon it. Tempest purchased a second lease in the Area of Mutual Interest (AMI) known as the Wiggins well, a producing Wilcox well, with an additional plugged and abandoned re-entry well. Croff exercised its right to participate with respect to a 25% interest in this lease, but has no carried interest. The Wiggins well is currently producing from the Wilcox formation at a rate of approximately 30 mcf per day. Tempest and Croff have agreed to attempt to re-complete this well in an upper formation of the Wilcox which has not been depleted. The remaining leases in the Yorktown re-entry program, on which Tempest has not exercised its option, are retained by Croff, which is planning to participate with other oil and gas companies to re-enter existing wellbores. As part of the Yorktown Re-entry Program, Croff had purchased 3 ½ inch casing and other equipment for a re-entry well, which equipment Tempest has declined to use. Croff then sold this equipment during the first quarter of 2005 for approximately $48,500, yielding an approximate $14,000 gain over its cost in the casing. The only current commitment of Croff for future capital expenditures is for lease renewals and future drilling or re-entries in the Yorktown program in Dewitt County, Texas.

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

Results of Operations

          Three months ended September 30, 2005 compared to three months ended September 30, 2004.

           The Company had a net income for the third quarter of 2005 which totaled $101,001 compared to a net income of $54,782 for the same period in 2004. An additional expense of $18,402 was accrued during the third quarter of 2005, to create a reserve for the plugging and abandonment expense, less salvage value, for the Company’s working interest wells. Because this expense has never been accrued, the Company has chosen to add this amount into this quarterly report. General and administrative expenses also increased by approximately $10,000 due to costs of responding to the tender offer for the Preferred B shares and higher accounting and legal fees.

           Revenues for the third quarter of 2005 totaled $254,347, a 44% increase from the $176,935 during the same period in 2004. Oil and gas sales for the third quarter of 2005 totaled $247,288, a 40% increase from the same period in 2004. A large increase in oil and natural gas prices, combined with slight increases in oil production levels during the third quarter of 2005, were major factors causing this increase in oil and gas sales compared to the same period in 2004. The Company’s average sale price per barrel of oil in the third quarter of 2005 was approximately $55 per barrel compared to $30 per barrel for the same period in 2004. The Company’s average sale price of natural gas in the third quarter of 2005 was approximately $7 per Mcf (Mcf equates to one thousand cubic feet), compared to $5.20 per Mcf for the same period in 2004. Other income for the three months ended September 30, totaled $7,059 in 2005 and $228 in 2004, reflecting higher interest on money deposits and proceeds from sale of equipment.

         Lease operation expense, which includes all production related taxes for the third quarter of 2005 totaled $46,253 and is compared to the $50,278 incurred for the same period in 2004. The decrease was due to less workovers in 2005. Depletion and depreciation expense for the third quarter of 2005 totaled $12,000 and is comparable to the $10,500 incurred for the same period in 2004. There were minimal costs associated with the Yorktown Re-entry Program for the third quarter of 2005, compared with expenses incurred during the third quarter of 2004. Provision for income taxes for the third quarter of 2005 totaled $29,690 compared to $6,397 from the same period in 2004, due to higher pretax income.

          Nine Months ended September 30, 2005 compared to nine months ended September 30, 2004.

           Revenues for the nine months ended September 30, 2005 totaled $652,943, a 62% increase from the revenues of $402,935 at September 30, 2004. Net income for the nine months ended September 30, totaled $186,509 in 2005 and $57,787 in 2004. The increase in revenues and net income is due to significantly increased prices for crude oil and natural gas. Production did not increase materially, although a few new royalty interests were added. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual funds for a net realized loss of $38,166 and sold its remaining contracts for natural gas “put” contracts for a net realized loss of $ 7,599.

           Oil and gas sales for the nine months ended September 30, 2005 totaled $627,274, a 40% increase from the $446,849 for the same period in 2004. The increase in oil and gas sales in 2005 compared to 2004 is primarily attributed to significantly increased oil and natural gas prices. Small interests in new wells in Utah and New Mexico on the Company’s mineral acreage gave a small production increase.

          Lease operation expense, which includes all production related taxes for the nine months ended September 30, 2005 totaled $209,016 a 33% increase from $156,981 in 2004. Included in the 2005 lease operating expense is approximately $52,638 for the write off of the Helen Gips well. Otherwise, lease operating costs were relatively stable compared to the nine month period ending September 30, 2004.

          Depletion and depreciation expense for the nine months ended September 30, 2005 totaled $33,000 compared to the $31,500 incurred for the same period in 2004. The Company has ceased to separately classify expenses in the Yorktown drilling program in 2005.

          General and administrative expenses, including overhead expense paid to related party, for the nine months ended September 30, 2005 totaled $160,476 compared to $124,887 for the same period in 2004. Overhead expense paid to related party for the nine months ended September 30, 2005 totaled $36,371 compared to $36,000 incurred for the same period in 2004. This increase in overhead expenses is primarily attributed to the costs of the audit increasing, and the extra legal and accounting expenditures of the Company responding to a tender offer for the Preferred B shares.

          Provision for income taxes for the nine months ending September 30, 2005 totaled $45,540 compared to $6,877 for the same period in 2004. This increase is due to expected higher income in 2005 and is also attributable to an overpayment of the Company’s 2003 federal income taxes which was taken as a credit during the second quarter of 2004.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment." This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. SFAS 123R will be effective for all interim or annual periods beginning after June 15, 2005. The adoption of this announcement in July 2005 is not expected to have a material impact on the Company’s financial condition or results of operations as the Company currently does not receive employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.

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

Quantitative and Qualitative Disclosures Regarding Market Risk

          The Company’s major market risk exposure is in crude oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas prices averaged approximately $4/mcf during 2004 and increased to approximately $7/mcf during the nine months ended September 30, 2005. Oil prices ranged from a monthly average of approximately $30 per barrel in 2004 to a monthly high of approximately $55 per barrel during the first nine months 2005. A decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.

Item 3. CONTROLS AND PROCEDURES

Croff’s principal executive officer, also acting as principal financial officer, has evaluated the effectiveness of Croff’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon his evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

Part II. Other Information

Item 5. Material Subsequent Events

The Company plans to participate in the recompletion of the Kawitt Zone in the Wiggins well, located in Dewitt County, Texas, scheduled for November, 2005. This is the second attempted recompletion of a well through the Tempest-Croff Re-entry program. The Company sold a 75% working interest in certain leases in this program to Tempest Energy Resources LP in November, 2004, retaining a 25% working interest, of which 15% was carried in the reentry wells. The first attempted re-entry, the Helen Gips, was unsuccessful and the Company wrote off these costs during the second quarter of 2005. Croff is not carried on the Wiggins well and will pay its 25% of expenses. Croff is also negotiating with two other oil and gas companies to re-enter the Dixel Gips well, on a lease which Tempest had under option but declined to purchase. No agreement has yet been signed.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

          1. Schedule 14D9 filed July 6, 2005 in response to Tender Offer for Preferred B shares.*
          2. Schedule 14D9/A filed July 20, 2005 in response to Tender Offer for Preferred B shares.*
          3. Schedule 14D9/A filed July 20, 2005 in response to Tender Offer for Preferred B shares.*
          4. Schedule 14D9 filed July 27, 2005 in response to Tender Offer for Preferred B shares.*

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
          31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
          32.1 Certification of Chief Executive Officer, dated November 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.**
           32.2 Certification of Acting Chief Financial Officer, dated November 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Previously filed with the SEC
** Filed herewith

(b) For the period ended September 30, 2005, the Company filed no reports on Form 8-K.

.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: November 14, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

CROFF ENTERPRISES, INC.

Date: November 14, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Gerald L. Jensen, certify that :

  As Chief Executive Officer, I have reviewed this quarterly report on Form 10-Q of Croff Enterprises, Inc.;
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
  As Chief Executive Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
  As Chief Executive Officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
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

CROFF ENTERPRISES, INC.

Date: November 14, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Gerald L. Jensen, certify that :

  As Acting Chief Financial Officer, I have reviewed this quarterly report on Form 10-Q of Croff Enterprises, Inc.;
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
  As Acting Chief Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
  As Acting Chief Financial Officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
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

CROFF ENTERPRISES, INC.

Date: November 14, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report on form 10Q for the period ended September 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Croff Enterprises, Inc.

CROFF ENTERPRISES, INC.

Date: November 14, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report on form 10Q for the period ended September 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Croff Enterprises, Inc.

CROFF ENTERPRISES, INC.

Date: November 14, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer