Form 10-Q/A
period 2005-09-30
CROFF ENTERPRISES INC
filed 2005-11-28
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

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

EXPLANATORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2005 (the “Form 10-Q”). This Amendment No. 1 is being filed to reflect certain restatement of the Company’s financial statements for the three months and nine months ended September 30, 2005 (see Note 1 of Notes to the Financial Statements) and to revise certain disclosures and presentations in other parts of the Form 10-Q to be consistent with the restated financial statements. The Form 10-Q for the three months and nine months ended September 30, 2005, as originally filed, was not reviewed by our independent registered public accounting firm. This Amendment amends and supplements Items 1 and 2 of Part I. All other statements and provisions in the Form 10-Q have not been updated and remain unchanged.

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

CROFF ENTERPRISES, INC.

BALANCE SHEETS (Unaudited)

	December 31, 2004	As Restated September 30, 2005
ASSETS:
Current Assets:
Cash and cash equivalents	$257,667	$523,593
Accounts receivable	$109,691	$154,583

	$367,358	$678,176

Oil and natural gas properties, at cost, successful efforts method:	$1,219,119	$1,249,944
Accumulated depletion and depreciation	$(497,924)	$(523,330)

	$721,195	$726,614

Total Assets:	$1,088,553	$1,404,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$28,410	$31,017
Payable to related party	$--	$2,362
Current portion of ARO liability (1)	$--	$23,000
Accrued liabilities	$8,705	$45,783

	$37,115	$102,162

Long-term portion of ARO liability	--	$56,281

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	$--	$--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	$772,929	$989,621
Common stock, $.10 par value
20,000,000 shares authorized, 622,143 shares issued and outstanding	$62,214	$62,214
Capital in excess of par value	$157,927	$157,927
Treasury stock, at cost, 53,243 and 54,743
issued and outstanding in 2004 and 2005	$(83,151)	$(85,513)
Retained earnings	$141,519	$122,098

	$1,051,438	$1,246,347

	$1,088,553	$1,404,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

(1) See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005 as restated	2004	2005 as restated
Revenues:
Oil and natural gas sales	$176,707	$247,288	$446,849	$627,274
Loss on natural gas "put" contracts	--	--	$(7,599)	--
Loss on sale of marketable equity securities	--	--	$(38,166)	--
Other income	$228	$7,059	$1,851	$25,669

	$176,935	$254,347	$402,935	$652,943

Expenses:
Lease operating expense including production taxes	$50,278	$46,253	$156,981	$209,016
Yorktown Re-entry Program	$16,435	--	$24,903	--
General and administrative	$26,543	$35,327	$88,887	$124,105
Overhead expense, related party	$12,000	$11,674	$36,000	$36,371
Depletion and depreciation	$10,500	$12,000	$31,500	$33,000
Accretion expense (1)	$--	$7,640	$--	$7,640

	$115,756	$112,894	$338,271	$410,132

Pretax income	$61,179	$141,453	$64,664	$242,811
Provision for income taxes:	$6,397	$29,690	$6,877	$45,540

Net income	$54,782	$111,763	$57,787	$197,271

Net income applicable to preferred B shares:	$71,041	$95,551	$119,603	$216,692

Net income (loss) applicable to common shares	$(16,259)	$16,212	$(61,816)	$(19,421)

Basic and diluted net income (loss) per common share	$(0.03)	$0.03	$(0.11)	$(0.03)

Weighted average common shares outstanding	$566,900	$567,400	$566,900	$567,400

(1) See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2004 and the nine months ended September 30, 2005
(Unaudited) As Restated
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Par Value	stock	Earnings
Balance at December 31, 2004	540,659	$772,929	622,143	$ 62,214	$157,927	$ (83,151)	$ 141,519
Net income for the nine months ended September 30, 2005	-	-	-	-	-	-	197,271
Purchase of treasury stock	-	-	-	-	-	(2,362)	-
Preferred Stock reallocation	-	216,692	-	-	-	-	(216,692)

Balance at September 30, 2005	540,659	$989,621	622,143	$ 62,214	$ 157,927	$ (85,513)	$ 122,098

During the three month period ended March 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, now included in the treasury.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004 and 2005

(Unaudited)

	2004	As Restated 2005
Cash flows from operating activities:
Net income	$57,787	$197,271
Adjustments to reconcile net income to net cash provided by operating activies:
Depletion depreciation and accretion	$31,500	$40,640
Loss on abandonment	$--	56,089
Gain on sale of equipment	$--	(14,173)
Realized loss on marketable equity securities	$38,166	--
Loss on natural gas "put" contracts	$7,599	--
Changes in operating assets and liabilities:
Accounts receivable	$(25,949)	$(44,892)
Accounts payable	$33,159	$2,607
Accrued liabilities	$8,195	$37,078

Net cash provided by operating activities	$150,457	$274,620

Cash flows from investing activities:
Proceeds from sale of equipment	61	$48,500
Acquisition of property leases and improvements	$(352,776)	$(57,194)
Proceeds from sale of marketable equity securities	$51,514	--
Proceeds from sale of mutual fund	$77,429	--

Net cash used in investing activities	$(223,772)	$(8,694)

Net increase (decrease) in cash and cash equivalents	$(73,315)	$265,926
Cash and cash equivalents at beginning of period	$154,490	$257,667

Cash and cash equivalents at end of period	$81,175	$523,593

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

CROFF ENTERPRISES, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

 Footnote 1 to Balance Sheets and Statement of Operations

          Historically, Croff has not operated any oil and natural gas wells, its assets consisting of royalties and non-operated working interests. It recently started operating four wells and has established a working interest reserve for retirement costs less discount on expected cash flows relating to the costs of capital and related and length of the leases, in the quarter ending September 30, 2005. This reserve, based on the estimates of management, complies with the Financial Accounting Standards Board Rule 143 (FAS 143).

The following is a summary of the restatement of the three months and nine months ended financial statements:

BALANCE SHEETS

September 30

	As filed September 30, 2005	As Restated September 30, 2005
ASSETS:
Current Assets	$678,176	$678,176
Oil and natural gas properties, net	654,973	726,614

Total Assets:	$1,333,149	$1,404,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites	$97,564	$102,162
Long-term portion of ARO liaibility	--	56,281
Stockholders’ equity	1,235,585	1,246,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,333,149	$1,404,790

STATEMENT OF OPERATIONS

For the nine months ended September 30

	Three Months Ended September 30		Nine Months Ended September 30
	As Filed	as Restated	as Filed	as Restated

Revenues:	$254,347	$254,347	$652,943	$652,943

Expenses:	123,656	112,894	420,894	410,132

Net income	$101,001	$111,763	$186,509	$197,271

Net income applicable to preferred B shares:	$95,551	$95,551	$216,692	$216,692

Net income (loss) applicable to common shares	$5,450	$16,212	$(30,183)	$(19,421)

Basic and diluted net income (loss) per common share	$0.01	$0.03	$(0.05)	$(0.03)

STATEMENT OF CASH FLOWS

For the nine months ended September 30

	As Filed	As Restated
Cash flows from operating activities:
Net income	$186,509	$197,271
Adjustments to reconcile net income to net cash provided by operating activies:
Depletion depreciation and accretion	$33,000	$40,640
Loss on abandonment	$56,089	$56,089
Gain on sale of equipment	$(14,173)	$(14,173)
Realized loss on marketable equity securities	--	--
Loss on natural gas "put" contracts	--	--
Changes in operating assets and liabilities:
Accounts receivable	$(44,892)	$(44,892)
Accounts payable	$2,607	$2,607
Accrued liabilities	$55,480	$37,078

Net cash provided by operating activities	$274,620	$274,620

Net cash used in investing activities	$(8,694)	$(8,694)

Net increase (decrease) in cash and cash equivalents	$265,926	$265,926

Cash and cash equivalents at beginning of period	$257,667	$257,667

Cash and cash equivalents at end of period	$523,593	$523,593

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

Liquidity and Capital Resources

          At September 30, 2005, the Company had assets of $1,404,790 and current assets totaled $678,176 compared to current liabilities of $102,162. Working capital at September 30, 2005 totaled $576,014, an increase of 76% compared to $330,243 at December 31, 2004. The Company had a current ratio at September 30, 2005 of approximately 7:1. During the nine month period ended September 30, 2005, net cash provided by operations totaled $274,620, as compared to $150,457, during the same period in 2004. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual fund for a net realized loss of $38,166. The Company spent a significant portion of its operating capital during the first nine months in 2004 on the Yorktown Re-entry program in Dewitt County, Texas. The Company’s cash flow from operations is highly dependent on oil and natural gas prices. The Company had no short-term or long-term debt outstanding at September 30, 2005. In January, 2005, the Company purchased 1,500 shares of its common stock at a cost of $2,362, which is included in the treasury at September 30, 2005.

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

           The Company had a net income for the third quarter of 2005 which totaled $111,763 compared to a net income of $54,782 for the same period in 2004. An additional expense of $7,640 was accrued as accretion of the increase of the discounted value of the costs forward for the creation of a reserve for the retirement cost of the Company's working interest wells. Because this expense has never been accrued, the Company has chosen to add this amount into this quarterly report and will continue with a quarterly charge based on a calculation of the increase in costs of the future retirment costs. General and administrative expenses also increased by approximately $10,000 due to costs of responding to the tender offer for the Preferred B shares and higher accounting and legal fees.

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

          Nine Months ended September 30, 2005 compared to nine months ended September 30, 2004.

           Revenues for the nine months ended September 30, 2005 totaled $652,943, a 62% increase from the revenues of $402,935 at September 30, 2004. Net income for the nine months ended September 30, totaled $197,271 in 2005 and $57,787 in 2004. The increase in revenues and net income is due to significantly increased prices for crude oil and natural gas. Production did not increase materially, although a few new royalty interests were added. During the first quarter of 2004, the Company sold its portfolio of marketable equity securities and mutual funds for a net realized loss of $38,166 and sold its remaining contracts for natural gas “put” contracts for a net realized loss of $ 7,599.

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

CROFF ENTERPRISES, INC.

Date: November 28, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

CROFF ENTERPRISES, INC.

Date: November 28, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Gerald L. Jensen, certify that :

  As Chief Executive Officer, I have reviewed this quarterly report on Form 10-Q/A of Croff Enterprises, Inc.;
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

CROFF ENTERPRISES, INC.

Date: November 28, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Gerald L. Jensen, certify that :

  As Acting Chief Financial Officer, I have reviewed this quarterly report on Form 10-Q/A of Croff Enterprises, Inc.;
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

CROFF ENTERPRISES, INC.

Date: November 28, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report on form 10Q/A for the period ended September 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Croff Enterprises, Inc.

CROFF ENTERPRISES, INC.

Date: November 28, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report on form 10Q/A for the period ended September 30, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Croff Enterprises, Inc.

CROFF ENTERPRISES, INC.

Date: November 28, 2005	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer