Form 10-K
period 2005-12-31
CROFF ENTERPRISES INC
filed 2006-03-28
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 01-100

CROFF ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0233535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 Cherry Creek Drive North, Suite 1025 Denver, CO	80209
(Address of principal executive office)	(Zip Code)

(303)-383-1555

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common - $0.10 Par Value	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. days.  ☒   Yes  ☐    No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 24, 2006, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $377,579.

As of February 28, 2006, the Registrant had outstanding 551,244 shares of common stock (excludes 69,399 common shares held as treasury stock).

CROFF ENTERPRISES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

Item 1. Business

General

Croff Enterprises, Inc. ("Croff" or the "Company") is an independent energy company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and natural gas leases. The Company's principal activity is oil and natural gas production from non-operated properties. Croff's business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company acquires and owns producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah and Wyoming. Over the past eleven years, the Company's primary source of revenue has been oil and natural gas production from leases and producing mineral interests. Other companies operate almost all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. The Company presently participates as a working interest owner in 33 single wells and in 10 units of multiple wells. Croff holds small royalty interests in approximately 212 wells.

Summary of Current Events

Strategic Direction of the Company

On April 8, 2005 Croff filed a Form 8-K stating that the Board of Directors had determined to review Croff's strategic alternatives. The Board stated such a review may include the possible sale or merger of all or part of the Company and the possible sale or disposition of all or part of the assets. In undertaking this review, the Board stated two primary objectives. The first objective was to increase shareholder value. The second was to provide liquidity to shareholders. The Board formed a non-management committee of its Board, excluding Gerald L. Jensen, to review acquisition proposals including an expected proposal from Gerald L. Jensen personally and in conjunction with Jensen Development Company, a company wholly owned by Mr. Jensen.

On April, 15, 2005 Jensen Development Company and CS Finance LLC, "Offerors", two companies wholly owned by Gerald L. Jensen, submitted an offer to purchase the assets pledged to the Preferred B shareholders of Croff. The offer was for $2.80 per Preferred B share. The Company filed a Form 8-K on April 19, 2005 reporting this Offer. After meeting to discuss the offer on April 20, 2005, the non-management committee reported to the Offerors that while the committee was generally in favor of a transaction, they had concerns with potential tax consequences and requested an extension. At a May 4, 2005 meeting, the non-management committee rejected this offer based primarily on adverse tax and corporate consequences to the Company, but invited the Offerors to make a tender offer directly to the shareholders.

Tender Offer

On June 7, 2005, the non-management committee received a draft of an issuer tender offer from the Offerors. At a meeting of the Board of Directors on June 8, 2005, Mr. Jensen presented the issuer tender offer to the Board of Directors. On June 15, 2005, the Offerors filed with the SEC an issuer tender offer to all Preferred B shareholders for a cash purchase of $3 per share, for all shares of Preferred B stock not held by the Offerors.

The Offerors received comments from the SEC in response to the Issuer Tender Offer filed by them on June 15, 2005. The Offerors subsequently filed an Amended Third Party Tender Offer on June 29, 2005 and again on July 5, 2005. The non-management committee of the Board of Directors filed a Schedule 14D-9 with the SEC on July 6, 2005 on behalf of Croff. This Schedule included the position of the non-management committee to the Offer as follows: The non-management committee acting as the Board of Directors adopted the following resolution with respect to the Tender Offer: "The majority of the four Directors comprising the non-management committee of the Board of Directors believe that each Preferred B shareholder should decide whether or not to tender shares in this Tender Offer based upon their specific situation and investment objectives. Therefore, the non-management committee is neutral and makes no recommendation for or against this Tender Offer." Each Director on the non-management committee expressed in the SEC filings an inclination to tender all or part of his shares in this tender offer and subsequently did so.

The tender offer expired at 12:00 Midnight, Eastern Time, on August 19, 2005. The Offerors filed a final Amended Third Party Tender Offer with the SEC on August 29, 2005 reporting the results of the tender offer. The Offerors reported that the depository, American National Bank, had received a total of 75,050 shares tendered and not withdrawn prior to the expiration of the Offer, including 11,190 shares tendered subject to delivery. The tendered shares represent approximately 13.9% of the outstanding Class B Preferred stock of Croff Enterprises, Inc. The Offerors accepted and approved for payment all of the tendered shares at $3.00 per share for a total of $225,150. Along with the Class B Preferred shares previously held by Gerald L. Jensen and Jensen Development, the Offerors, after the expiration of the tender offer, collectively held 328,241 Preferred B shares out of 540,659 Preferred B shares issued, or approximately 60.7% of the Preferred B shares of Croff Enterprises, Inc.

Of the 11,190 shares tendered by the expiration of the tender offer, subject to delivery, all but 150 shares were delivered by the deadline established by the Offerors. During the tender offer, two Directors tendered all of their shares of Preferred B stock. After the tender offer, one Director, Richard Mandel sold the majority of his Preferred B shares for a note due in 2006; retaining 8,000 Preferred B shares. After the tender offer, Director, Julian Jensen, who had tendered approximately one-third of his shares, sold the balance of his Preferred B shares for notes payable during 2006 and 2007. Additional purchases after the tender offer, by C.S. Finance L.L.C. totaled another 33,418 Preferred B shares, of which 21,663 Preferred B shares were purchased from Julian Jensen, and of which 7,702 shares were purchased from Richard Mandel. To date, the number of Preferred B shares collectively owned by Gerald L. Jensen, C.S. Finance L.L.C., and Jensen Development Company total 361,659, or 66.9% of the Preferred B shares. The holders of approximately 94,394 Preferred B shares were not located during the tender offer.

Yorktown Re-entry Program

In 2005, the Company continued to participate in the development of oil and gas leases in Dewitt County, Texas. Croff contributed the bulk of its Dewitt leases to a participation agreement with Tempest Energy Resources L.P., for an area of mutual interest in late 2004. Croff and Tempest first drilled the Helen Gips #1 well, which was unsuccessful. The Helen Gips #1 well was plugged and abandoned in 2005, and the Company incurred a loss of $52,638. Tempest and Croff purchased another lease on which there was an existing re-entry well, and an existing producing well, the A.C. Wiggins. The companies' refraced (fracture or frac refers to the process by which a formation is subject to mechanical or chemical treatment to induce or enhance production) the Wiggins well in 2005 and it is currently producing approximately 50 Mcf per day. The working interest in the wiggins well is held 75% by Tempest and 25% by Croff. In 2005, Tempest informed Croff that it would not exercise its option, pursuant to the participation agreement, to acquire the additional Croff acreage in Dewitt County. Croff then re-leased certain leases in the former area of mutual interest. In December 2005, Croff prepared a re-entry well, the Dixel Gips, on a portion of its acreage and farmed out this wellbore and acreage, retaining a 20% carried interest through the drilling and completion phase. Croff then agreed to pay its 20% share of production and equipment costs after completion. The Dixel Gips well was completed by Pool Operating Company in the first quarter of 2006, and is currently awaiting a frac before a determination can be made that it is a commercial well. Croff continues to produce natural gas at a minimal rate from the Korth well in Dewitt County, as well as production from its 25% working interest in the Wiggins well. Whether Croff expends any further funds in the development of its holdings in Dewitt County, Texas, will depend upon the other strategic alternatives which the Company has been pursuing.

Oil and Natural Gas Reserves

During 2005, the estimated value of the Company's discounted future net cash flows from proved reserves increased from $1,642,805 on December 31, 2004 to $2,838,910 at December 31, 2005, an increase of $1,196,105 or 72%. This increase in the estimated value of the Company's discounted future net cash flows was the result of much higher prices at December 31, 2005 as compared to December 31, 2004. The December 31, 2005 valuation reflected average wellhead prices of $7.93 per Mcf and $55.93 per barrel, while the December 31, 2004 valuation reflected average wellhead prices of $5.15 per Mcf and $41.38 per barrel. At December 31, 2005, approximately 58% of the Company reserve values were from oil. The Company's proven oil reserves as of December 31, 2005 and 2004 were estimated at 77,696 barrels and 72,262 barrels respectively. During 2005, the Company had production of 7,630 barrels of oil compared to production of 8,011 barrels during 2004. The Company's proven natural gas reserves as of December 31, 2005 and 2004 were estimated at 385,811 Mcf and 352,974 Mcf, respectively. During 2005, the Company had production of 59,403 Mcf of natural gas compared to production of 59,959 Mcf of natural gas during 2004. The Company's December 31, 2005, reserve study included an overall upward revision in the Company's estimated proven natural gas reserves of 32,837 Mcf and an upward revision of proven oil reserves of 5,434 barrels. The natural gas revisions were primarily in the four corners leases in Colorado, reevaluation of the wells in Michigan and the oil increases were from new wells in Utah.

Revenues and net income from oil and natural gas sales for 2005 totaled $934,525 and $289,887, respectively. Cash provided from operations in 2005 totaled $412,339. The Company's cash flow from operations is highly dependent on oil and natural gas prices. Capital expenditures for 2005 totaled $92,228 and were primarily attributable to the acquisition and potential development of non-producing mineral leases with re-entry wells in Dewitt County, Texas. The Company had no short-term or long-term debt outstanding at December 31, 2005.

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

In 1996, the Company created a class of Preferred B stock to which the perpetual mineral interests and other oil and natural gas assets were pledged. Thus, the Preferred B stock represents the majority of the Company's oil and natural gas assets, exclusive of the Company's interests in Dewitt County, Texas. The Preferred B share assets consist of all oil and natural gas assets not located in Dewitt County, Texas, the Preferred B savings account and the checking account. The common share assets consist of the oil and gas leases in Dewitt County, Texas and the balance of the Company's assets. Each common shareholder, as of the February 28, 1996 record date, received one Preferred B share for each common share held, at the time of this restructuring of the capital of the Company. Subsequent to this date, the Company's securities have been separately traded. The Company's common stock is listed and occasionally traded on the Over the Counter Bulletin Board (www.otcbb.com) under the symbol "COFF". The Preferred B shares have limited trading in private transactions. There are currently one million Preferred B shares authorized and 540,659 issued and outstanding.

Subsequent Events

As of the date of this filing, Croff is actively pursuing possible transactions with unrelated entities. Should Croff successfully complete a transaction, it would most likely result in a change of management, and a sale, exchange, or distribution of the Preferred B assets. There is no assurance these efforts will lead to a transaction or transactions.

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

Major Customers

Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Jenex Petroleum Corp., a related party	23.0%	18.1%	25.8%
Merit Energy	*	14.4%	20.1%
Sunoco, Inc.	*	11.9%	12.4%

* less than 10%

Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

Financial Information About Industry Segments

The Company's operations presently consist of oil and natural gas production. During previous years the Company has generated revenues through the sale or leasing of oil and natural gas leasehold interests; however, no significant revenues were generated from this source for the last six years.

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

The Company is not aware of any instance in which it was found to be in violation of any environmental or employee regulations or laws, and the Company is not subject to any present litigation or claims concerning such environmental matters. In some instances the Company could in the future incur liability, even as a non-operator, for potential environmental waste or damages or employee claims occurring on oil and natural gas properties or leases in which the Company has an ownership interest.

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

Corporate Offices and Employees

The corporate offices are located at 3773 Cherry Creek Drive North, Suite 1025, Denver, Colorado 80209. The Company is not a party to any lease, but during 2005 paid Jenex Petroleum Corporation, which is owned by the Company's President, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services were $30,000, $48,000 and $50,554 for the years ended 2003, 2004, and 2005, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

The Company currently has five (5) directors. The Company has one employee, the President, and three part-time contract workers. The contract workers are provided to the Company as part of its office overhead agreement. The President and the contract workers work from the Company's corporate offices. None of the Croff staff is represented by a union.

Foreign Operations and Subsidiaries

The Company has no foreign operations, exports, or subsidiaries.

Item 2. PROPERTIES

Present Activities

During 2005, the Company was informed that Tempest Energy Resources, hereafter "Tempest," pursuant to its 2004 Participation Agreement, declined to participate further in the re-entry program in Dewitt County, Texas. Tempest's decision followed the determination that the Helen Gips #1 well was non-commercial and should be plugged and abandoned. In early 2005, Croff, along with Tempest, acquired the Wiggins lease which was not included in the Participation Agreement. This lease has an existing producing well, the Wiggins, as well as one re-entry well, the Gansow. The Company owns a 25% working interest in this lease and Tempest owns the remaining 75%. Tempest and Croff participated in a refrac of the Wiggins well into the Wilcox zone during 2005. This well is currently producing approximately 45-50 Mcf per day of natural gas.

After Tempest had withdrawn from the re-entry program, Croff re-leased several leases for a farmout agreement for the re-entry of the Dixel Gips well. The Company provided the leases, the re-entry wellbore, geological, engineering and other wellsite improvements for a 20% working interest, carried through completion. Under the Farmout Agreement, the Farmees pay for drilling and completion and all parties, including Croff, pay for production and equipment. The Dixel Gips well was completed in the first quarter of 2006 and it has not been determined if it is a successful commercial well.

In 2004, Croff and Tempest Energy Resources L.P. had entered into a Prospect Participation Agreement which established an area of mutual interest, to participate in the development of the leases around Yorktown in Dewitt County, Texas. The Agreement outlined the Parties intent to potentially develop an area containing approximately 830 acres with eight re-entry prospects, as well as potential new drilling locations. The Program targeted wells which may produce natural gas and condensate from either the Edwards limestone or Wilcox formations. Pursuant to this Agreement, Croff was to have a carried working interest of 15% through the drilling and development stages of the re-entry wells. Because Tempest chose not to exercise its options on the remaining acreage following the plugging and abandoning of the Helen Gips well, this Agreement is no longer material.

As of the date of this filing, Croff has not determined whether it will continue to expend capital expenditures to acquire additional leases, or participations in the Yorktown program. The Company traditionally has acquired non-operated oil and natural gas interests in many different oil and gas producing areas by acquiring small non-operated working and royalty interests. Accordingly, Croff has not committed any significant additional capital costs in the Yorktown prospect in 2005.

Drilling Activities

The Company re-entered the Helen Gips #1 well in DeWitt County, Texas, and re-completed the wellbore to the Wilcox formation during 2004. The Helen Gips #1 well was not commercial and was plugged and abandoned by Tempest in 2005.

The Company owns 25% of the Wiggins well and Tempest owns 75%. This well was fractured in a different zone of the Wilcox formation in 2005. It is presently producing approximately 50 mcf per day of natural gas.

The Company also re-leased acreage around the Dixel Gips well in Dewitt County, Texas. Croff incurred costs for finding the leases, the wellhead, building the location, and other costs. Croff then entered into a Farmout Agreement in December 2005, with Pool Operating Company, Vincent-Deulin Campion and Cavalier Oil and Gas on the Dixel Gips leasehold. Croff farmed out this lease, retaining a 20% working interest, carried through the completion phase. Under the Farmout Agreement, the Farmees pay for drilling and completion and all parties, including Croff, pay for their share of production and equipment costs. In early 2006, drilling was completed on the Dixel Gips well. Although the Dixel Gips could not be completed in the Edwards formation as planned, it was completed in the Wilcox formation. As of the date of this filing, a frac has been scheduled on the Dixel Gips well in order to open up the Wilcox zone.

In 2006, the Company agreed to participate in a Wasatch well which is being drilled by El Paso Production Company in Duchesne County, Utah. Croff will participate for a 1.473% working interest in this well which is estimated to cost $2.7 million to drill. Drilling activity has not commenced as of the date of this report.

Delivery Commitments

For the years ended December 31, 2004 and 2005, the Company had no delivery commitments with respect to the production of oil and natural gas. The Company is unaware of any arrangements pertaining to any delivery commitments on royalty wells.

General

The Company's "Developed acreage" consists of leased acreage spaced or assignable to production on wells having been drilled or completed to a point that would permit production of commercial quantities of oil or natural gas. The Company's "Gross acreage" is defined as total acres in which the Company has an interest; "Net acreage" is the actual number of mineral acres owned or leased by the Company. Most developed acreage is held by production. The Dewitt County leases expire in 1 to 3 years. The acreage is concentrated in Alabama, New Mexico, Oklahoma, Texas, and Utah and is widely dispersed in Colorado, Michigan, Montana, North Dakota, and Wyoming.

During 2005, the Company's production averaged approximately 159 Mcf of natural gas and approximately 21 Bbl of oil per day. The Company's average daily production during 2004 was 168 Mcf of natural gas and 22 Bbl of oil. "Proved developed" oil and natural gas reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. "Proved undeveloped" oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relative major expenditure is required for re-completion.

The quantities and values in the tables that follow are based on average prices for the year 2005 which averaged approximately $51.02 per barrel of oil and approximately $5.93 per Mcf of natural gas or in some cases constant prices in effect at December 31, 2005. The prices used in the Company's 2005 reserve study used December 31, 2005 prices of $55.93 per barrel of oil and $7.93 per Mcf of natural gas. Higher prices increase reserve values by raising the future net revenues attributable to the reserves and increasing the quantities of reserves that are recoverable on an economic basis. Price decreases have the opposite effect. A decline in the prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations.

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

The present values shown should not be construed as the current market value of the reserves. The quantities and values shown in the tables that follow are based on oil and natural gas prices in effect on December 31, 2005. The value of the Company's assets is in part dependent on the prices the Company receives for oil and natural gas, and a decline in the price of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the "SEC"), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. The calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things, general and administrative costs.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables that follow represent estimates only. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas which are ultimately recovered.

An independent petroleum engineering firm compiled the proved oil and natural gas reserves and future revenues as of December 31, 2003, 2004 and 2005 for the Company's oil and natural gas assets. Since December 31, 2005, the Company has not filed any estimates of its oil and natural gas reserves with, nor was any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.

For additional information concerning oil and natural gas reserves, see Supplemental Information - Disclosures about Oil and Natural Gas Producing Activities - Unaudited, included with the Financial Statements filed as a part of this report.

The following table sets forth summary information with respect to estimated proved reserves at December 31, 2005.

ESTIMATED PROVED RESERVES
As of December 31, 2005

Area	Net Oil (Bbls)	Net Natural Gas (mcf)	Pre-Tax Present Value 10%

Alabama	-	1,911	$5,045
Colorado	-	77,085	$369,389
Michigan	4,139	101,774	$1,283,607
Montana	1,413	-	$12,610
New Mexico	48	69,463	$300,400
North Dakota	3,507	3,111	$69,055
Oklahoma	1,772	56,458	$159,128
Texas	1,655	21,880	$106,672
Utah	8,273	36,684	$428,972
Wyoming	4,473	17,445	$104,032

Total	77,696	385,811	$2,838,910

The following table sets forth summary information with respect to oil and natural gas production for the year ended December 31, 2005.

STATE GEOGRAPHIC DISTRIBUTION OF NET PRODUCTION

Area	Net Oil (Bbls)	Net Natural Gas (mcf)

Alabama	-	156
Colorado	21	12,117
Michigan	4,139	8,411
Montana	135	-
New Mexico	47	8,152
North Dakota	715	389
Oklahoma	270	16,933
Texas	141	4,202
Utah	1640	5,796
Wyoming	522	3,247

Total	7,630	59,403

The following table sets forth summary information with respect to the Company's estimated number of productive wells as of December 31, 2005.

PRODUCTIVE WELLS AND ACREAGE (1) (2) (3)
As of December 31, 2005

Area	Gross Oil Wells	Gross Natural Gas Wells	Net Oil Wells	Net Natural Gas Wells	Net Acreage with Production

Alabama	-	2	-	.01	10
Colorado	1	13.04		.02	40
Michigan	3	33.98		.19	188
Montana	1	-	.05	-	5
New Mexico(3)	-	57.01		.03	55
North Dakota	10	6.12		.12	38
Oklahoma	3	8.25		1.28	173
Texas	7	11	1.03	1.03	218
Utah	116	33.20		.13	650
Wyoming	5	7.14		.12	120

Total	146	170	3.18	3.20	1,628

The Company's "Gross Wells" are defined as the total number of wells in which the Company has any interest. "Net Wells" are defined as the Company's total aggregate percentage of interest in all wells in that state. "Net acreage" is the actual number of acres in the producing well unit multiplied by the Company's percentage interest in that acreage, listed by state.

(1) This chart contains estimates associated with small mineral interests and small leases.

(2) A well is included twice if it produces both oil and natural gas, so the actual total gross wells are less than the number shown.

(3) These natural gas wells in New Mexico also produce some condensate.

The following table sets forth summary information with respect to the Company's undeveloped acreage as of December 31, 2005.

UNDEVELOPED ACREAGE
As of December 31, 2005

	Total Undeveloped Acreage
	Proven		Unproven
Area	Gross Acres	Net Acres	Gross Acres	Net Acres

Colorado	80	7	600	40
Montana	-	-	3,800	250
Texas	351	281	829	207
Utah	8,000	140	102,000	3,300

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

The Company continues to execute a few new leases or renewals on its perpetual mineral interests. Overall, however, the amount of new leasing activity during 2004 and 2005 was not significant. In 2006, the Company elected to participate in the drilling of a well in Duchesne County, Utah, with El Paso Production Company based on the Company's mineral ownership in the proposed location. In 2005 new wells were drilled on the recent leases in Uintah County by EOG Resources. In November 2004, the Company leased 93.57 net acres to Petroglyph, for mineral interests in Uintah County, Utah. In December 2004, the Company leased 50.2374 net acres in Duchesne County, Utah to Flying J.

As of December 31, 2005, the Company was receiving royalties from approximately 212 producing wells, primarily in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah and from coal bed methane wells in the four corners region of Colorado and New Mexico. Royalties also were received from scattered interests in Alabama, Texas, and Wyoming.

Oil and Natural Gas Working Interests

The Company has sought to increase its production of oil and natural gas through the purchase of producing leases. The Company believes, in general, that it is able to purchase working interests at a more reasonable price than royalty interests. A working interest requires the owner to pay its proportionate share of the costs of producing the well, while a royalty is paid out of the revenues without a deduction for the operating costs of the well. When oil or natural gas prices drop, the proportion of the revenues going to pay the expense of operating the well increases, and when oil and natural gas prices are rising, expenses decrease as a percentage of total revenues. The Company's purchases of working interests are intended to increase oil and natural gas production over time. The Company also participates in new wells as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells.

The following table sets forth summary information with respect to the Company's approximate average sales price per barrel (oil) and per Mcf (1000 cubic feet of natural gas), together with approximate average production costs for units of production for the Company's production revenues by geographic area for the last three years.

AVERAGE SALES PRICES AND PRODUCTION COST
Past Three Years by Georgraphic Area

	Average Sale Price*						Average Production Cost*
	2005		2004		2003		2005		2004		2003
Geographic Area	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas

Alabama	$-	$9.38	$-	$6.10	$-	$4.18	$-	$1.30	$-	$2.24	$-	$1.12
Colorado	$58.33	$6.69	$36.01	$5.05	$31.54	$3.85	$14.76	$0.23	$6.64	$1.11	$12.58	$.07
Michigan	$53.56	$8.29	$38.80	$6.10	$28.50	$4.39	$26.79	$0.92	$16.91	$2.82	$5.78	$1.17
Montana	$56.40	$-	$40.45	$-	$27.97	$-	$29.55	$-	$24.30	$-	$14.31	$-
New Mexico	$53.14	$7.02	$40.26	$4.73	$-	$4.42	$0.15	$0.02	$3.12	$0.52	$-	$0.27
North Dakota	$52.16	$4.98	$39.25	$2.12	$28.43	$1.93	$17.18	$2.08	$10.60	$1.63	$8.42	$1.19
Oklahoma	$54.05	$6.44	$38.20	$4.66	$26.42	$4.28	$18.96	$2.21	$10.46	$1.74	$14.14	$2.75
Texas	$54.61	$7.98	$39.58	$5.33	$28.01	$4.18	$6.71	$1.28	$7.27	$1.21	$11.51	$2.23
Utah	$53.92	$6.38	$40.42	$5.07	$29.15	$2.99	$3.13	$0.25	$6.70	$1.12	$3.92	$0.04
Wyoming	$48.40	$7.05	$34.73	$4.64	$24.50	$4.05	$8.66	$1.28	$10.03	$1.67	$8.96	$1.05

*States with higher production from Croff's royalty interests such as New Mexico and Utah, reflect a lower average production cost per barrel or Mcf. During 2005, different grades of crude oil traded at greater spreads than in prior years.                                                                                                Sour crude traded at a greater discount to sweet crude, and Wyoming and Utah Sweet fell in price, compared to west Texas intermediate.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any legal actions.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2005, the annual meeting of shareholders was held. The shareholders elected the five board members listed under Item 10, and ratified Causey Demgen & Moore, Inc. as independent auditors of the Company.

PART II

Item 5. MARKET FOR REGISTRANT'S SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed and traded on the Over The Counter Bulletin Board (www.otcbb.com) under the symbol "COFF". The Company has authorized 20,000,000 shares of common stock, of which only 551,244 shares are outstanding to 1,154 shareholders. The Preferred B shares have an extremely limited market, but have been traded from time to time through a clearinghouse held by the Company on its website, or in private transactions. The Company acts as its own transfer agent with respect to these Preferred B shares. Shareholders interested in buying or selling Preferred B shares may contact the Company. The Company posts its SEC filings on the Croff website at www.croff.com.

.During the year ended December 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, which shares were cancelled. In December 2005, the Company purchased on the Over-The-Counter-Bulletin-Board ("OTCBB") 16,156 shares of its common stock for $24,643, which is included in Treasury stock at December 31, 2005. The Company has not repurchased any additional shares of its common stock since December 2005. The total number of common shares in the Treasury as of December 31, 2005 was 69,399.

The trading range for 2003 through 2005 is shown for common shares and preferred B shares as a guide to as to what transactions have either taken place or of which the Company is aware of the bid or ask price.

COMMON SHARES - 551,244 SHARES OUTSTANDING FOR 2005 - (The following data is generated from limited trades on the Over-The-Counter Bulletin Board including purchases by the Company's management.)

BID RANGE	Year	Calendar Quarter	Bid	Asked

	2003:	First Quarter	$0.90	$1.00
		Second Quarter	$0.90	$1.00
		Third Quarter	$0.90	$1.00
		Fourth Quarter	$0.90	$1.25
	2004:	First Quarter	$0.55	$1.10
		Second Quarter	$0.25	$1.60
		Third Quarter	$1.75	$1.80
		Fourth Quarter	$1.01	$2.20
	2005:	First Quarter	$1.40	$1.80
		Second Quarter	$1.20	$1.50
		Third Quarter	$1.45	$2.00
		Fourth Quarter	$1.25	$1.85

As of December 31, 2005, there were 1,154 holders of record of the Company's common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

PREFERRED "B" SHARES- 540,659 SHARES OUTSTANDING - (The following data is generated solely from private transactions, internal purchases by the Company, or the 2005 tender offer described in Part I, Item 1)

BID RANGE	Year	Calendar Quarter	Bid		Asked

	2003:	First Quarter	$	No Trading	$	No Trading
		Second Quarter	$	No Trading	$	No Trading
		Third Quarter	$	No Trading	$	No Trading
		Fourth Quarter	$	No Trading	$	No Trading
	2004:	First Quarter		$1.05		$1.05
		Second Quarter	$	No Trading	$	No Trading
		Third Quarter	$	No Trading	$	No Trading
		Fourth Quarter	$	No Trading	$	No Trading
	2005:	First Quarter	$	No Trading	$	No Trading
		Second Quarter		$2.80		$3.00
		Third Quarter		$3.00		$3.00
		Fourth Quarter		$3.00		$3.00

Historical Events of Interest

In November 1991, Croff reverse-split the common stock on a ratio of 1 share of common stock for every 10 shares previously held.

On February 28, 1996, the shareholders approved the issuance of the Preferred B stock to be issued to each common shareholder on the basis of one share of Preferred B for each share of common stock. The Company issued all of the preferred shares and delivered the Preferred B shares to each of the shareholders for which it had a current address. The oil and gas assets and the proceeds from production were pledged to the Preferred B shares.

In June 2000, the shareholders approved the increase in the authorized Class B Preferred stock to 1,000,000 shares.

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

In 2005, the Preferred B shareholders of Croff received a Tender Offer from Jensen Development Company and C.S. Finance L.L.C., ("Offerors") two companies wholly owned by Gerald L. Jensen, Chairman, President, and CEO of Croff. The Offerors offered to purchase all outstanding Preferred B shares, not owned by the Offerors for $3 per share. The tender offer was subsequently amended before its conclusion on August 19, 2005. The Offerors reported the results of the tender offer to the SEC on August 29, 2005. The Offerors reported that the depository, American National Bank, had received a total of 75,050 Shares tendered and not withdrawn prior to the expiration of the Offer, including 11,190 Shares tendered subject to delivery. The tendered shares represent approximately 13.9% of the outstanding Class B Preferred stock of Croff Enterprises, Inc. The Offerors accepted and approved for payment all of the tendered shares at $3.00 per share for a total of $225,150. The Offerors acquired additional shares of Preferred B stock through independent stock purchases after the conclusion of the tender offer. Offerors currently hold 361,659 Preferred B shares or 66.9% of the total Preferred B shares. Please see Tender Offer under Item 1, for a more complete description of these transactions.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data of the Company for the five-year period ended December 31, 2005. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the Financial Statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, presented elsewhere herein.

	Year End December 31
	2001		2002		2003		2004		2005

Operations
Oil and Natural Gas		$332,573		$286,602		$392,564		$608,132		$934,525
Other Revenues		$32,652		$28,726		$23,362		$(31,970)		$33,560
Expenses		$303,690		$214,416		$321,817		$434,046		$678,198
Net Income		$61,535		$98,912		$94,109		$142,116		$289,887
Per Common Share(1)		$0.06		$0.04		$0.01		$(0.13)		$(0.05)
Working Capital		$385,816		$419,475		$336,471		$330,243		$625,862
Dividends Per Share	$	NONE	$	NONE	$	NONE	$	NONE	$	NONE

BALANCE SHEET DATA
Total Assets		$69,124		$753,212		$898,221		$1,088,553		$1,807,502
Long Term Debt**		$--		$--		$--		$--		$--
Stockholders' equity		$67,085		$736,408		$866,112		$1,051,438		$1,314,320

** There were no long-term obligations from 2001-2005.

(1) The Company allocates its net income between preferred B shares and common shares; accordingly, net income (loss) applicable to common shares varies from a fixed ratio to net income, depending on the source of income and expenses.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Financial Statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proven reserves. If an exploratory well does not result in reserves, the capitalized costs of drilling the well, net of any salvage, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. The Company provides for depreciation and depletion of its investment in producing oil and natural gas properties on the unit-of-production method, based upon estimates of recoverable oil and natural gas reserves from the property. The Company designated its marketable equity securities as "securities available for sale".

Liquidity and Capital Resources

At December 31, 2005, the Company had assets of $1,807,502. At December 31, 2005, the Company's current assets totaled $1,060,216 compared to current liabilities of $434,354. Working capital at December 31, 2005 totaled $625,862, an increase of 89% compared to $330,243 at December 31, 2004. The Company had a current ratio at December 31, 2005 of approximately 2.5:1. During 2005, net cash provided by operations totaled $412,339, as compared to $207,727 for 2004. The Company's cash flow from operations is highly dependent on oil and natural gas prices; which were at historic highs in 2005. The Company had no short-term or long-term debt outstanding at December 31, 2005.

At December 31, 2005, there were no major commitments for capital expenditures. The Company has a commitment for approximately $30,000 on a well in Dewitt County, Texas and for approximately $40,000 on a well in Duchesne County, Utah. Capital expenditures for 2005 totaled $92,228 and were primarily attributable to the acquisition and potential development of the Yorktown leases with re-entry wells in Dewitt County, Texas. The Company purchased a 25% working interest in the Wiggins well and spent lease and leasehold improvement monies on the Dixel Gips, all in Dewitt County, Texas. The Company believes that borrowings from financial institutions, projected operating cash flows and the cash on hand will be sufficient to cover its working capital requirements for the next 12 months.

While certain costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and natural gas prices. Although it is particularly difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company. Overall, it is management's belief that inflation is generally favorable to the Company since it does not have significant operating expenses as a percent of revenues.

Results of Operations

Revenues for 2005 totaled $968,085, an increase of 68% from $576,162 in 2004. Net income for 2005 totaled $289,887 compared to $142,116 for 2004. The increase in revenue was due almost entirely to major increases in oil and natural gas prices. Production was relatively constant and reserves increased by about the same amount as the amount produced. The average sale price of oil in 2005 for the Company was $51.02 per barrel compared to $38.81 per barrel in 2004. The average sale price of natural gas in 2005 for the Company was $5.93 per Mcf, compared to $4.87 per Mcf in 2004. Other income, which is composed primarily of interest and dividend income as well as lease bonus payments, increased approximately 440% during 2005 to $33,560 from $6,196 in 2004.

Lease operating expenses for 2005, which includes all production related taxes, totaled $272,129 compared to $192,187 for 2004. This was due to three major increases in expenses. Production related taxes rose to approximately $67,000 due to higher prices. Increased workover expenses were incurred as prices increased work on marginal wells. The Company also had a full year of production from working interest in wells such as the State Forest in Michigan, which run higher lease operating expenses.

In 2005, the Company incurred more expenses in Dewitt County, Texas, including a well frac, workover costs, re-leasing costs, and fees which totaled approximately $92,000. In 2004, the Company incurred $30,825 in costs related to its Yorktown Re-entry Program in Dewitt County, Texas. These costs included professional fees, travel expenses and insurance premiums associated with the acquisition and potential development of these leases in Dewitt County, Texas. In November 2004, the Company entered into a Prospect Participation Agreement with Tempest related to this program.

General and administrative expense, including rent for 2005, totaled $215,766 which was $55,609 higher than in 2004, when general and administrative expense totaled $160,157. This increase was due to higher fees for accounting, legal, and similar costs incurred in pursuing the strategic alternatives for the Company and increased compliance costs.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment." This revised standard addresses the accounting for share- based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. SFAS 123R became effective for all interim or annual periods beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company's financial condition or results of operations as the Company currently does not receive employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas prices received by the Company during 2005, ranged from an annual average low of $3.06 per Mcf to an annual average high of $9.38 per Mcf. Oil prices received by the Company ranged from an annual average low of $40.01 per barrel to an annual average high of $64.70 per barrel during 2005. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. In 2005, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $90,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements on accounting and financial disclosure matters with its registered public accounting firm during 2004, 2005, or from January 1, 2006 through the date of this filing.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's principal executive officer is acting as its principal financial officer for 2005, and has evaluated the effectiveness of Croff's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon his evaluation, he has concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

ITEM 9B. OTHER INFORMATION

The Company is not aware of any previously undisclosed, but required information since its last filing; that is not included in this 10-K report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors Officers and Significant Employees

The Croff Board consists of Gerald L. Jensen, Dilworth A. Nebeker, Richard H. Mandel Jr., Edwin W. Peiker Jr., and Julian D. Jensen. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company. The following is provided with respect to each officer and director of the Company as of March 1, 2006:

GERALD L. JENSEN, 66, PRESIDENT, DIRECTOR AND ACTING CHIEF FINANCIAL OFFICER

President and Chairman of Croff Enterprises, Inc. since October 1985. Mr. Jensen has been an officer and director of Jenex Petroleum Corporation, a private oil and natural gas company, for over ten years, and an officer and director of other Jenex companies. In 2000, Mr. Jensen became Chairman of Provisor Capital Inc., a private finance company. Mr. Jensen was a director of Pyro Energy Corp., a public company (N.Y.S.E.) engaged in coal production and oil and natural gas, from 1978 until it was sold in 1989. Mr. Jensen is also an owner of private real estate, finance, and oil and natural gas companies.

RICHARD H. MANDEL, JR., 76, DIRECTOR

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

DILWORTH A. NEBEKER, 65, DIRECTOR

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

EDWIN W. PEIKER, JR., 74, DIRECTOR

Mr. Peiker currently serves as a director of Croff. In 1986, Mr. Peiker became a Vice President and director of Royal Gold, Inc., a public company engaged in gold exploration and mining activities. He was President of Royal Gold, Inc., from 1988 through 1991, and continues to be a director. Prior thereto, he was involved in private investments in oil and natural gas exploration and production. Mr. Peiker was employed in responsible positions with AMAX, Inc., a public corporation, from 1963 to 1983. Mr. Peiker is a member of the Croff Audit Committee.

JULIAN D. JENSEN, 58, DIRECTOR

Mr. Jensen has been a director of Croff Enterprises, Inc. since November 1991. Mr. Jensen is the brother of the Company's president and has served as legal counsel to the Company for the past twelve years. Mr. Jensen has practiced primarily in the areas of corporate and securities law, in Salt Lake City, Utah, since 1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin & Dibb L.L.P., which acts as legal counsel for the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on a review of such forms furnished to the Company and certain written representations from the Executive Officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis in 2005.

Audit Committee

The Board has an Audit Committee to assist it in the discharge of its responsibilities including the presentation and disclosures of Croff's financial condition and results of operations and disclosure controls and procedures. The Audit Committee is presently comprised of Dilworth A. Nebeker and Edwin W. Peiker, Jr. both of whom are independent directors of Croff. Mr. Nebeker is the Chairman of the Committee and the "Audit Committee Financial Expert."

During 2005, the Audit Committee selected and recommended the firm of Causey Demgen & Moore Inc. ("CDM") to act as Croff's auditors for the year to the full Board of Directors. The Board of Directors and shareholders approved the retention of CDM. The Audit Committee then negotiated and executed an agreement between Croff and CDM.

The Audit Committee reviewed each of the quarterly Form 10-Q's filed with the SEC during the year 2005. Members of the Committee discussed each of the filings with management of Croff before the filings were made. The Committee also discussed Croff's disclosure controls and procedures with management each quarter.

The Audit Committee members have each reviewed this 2005 Form 10-K. Members of the Committee have discussed the Form 10-K and Financial Statements for the year 2005 with management of Croff. The Committee has also discussed Croff's disclosure controls and procedures with management. The Audit Committee met and discussed the Form 10-K and Financial Statements prior to this filing. The Audit Committee voted to recommend this 2005 Form 10-K and Financial Statements to the Board of Directors for filing with the SEC.

Members of the Audit Committee have discussed the audit and financial statements with the appropriate principal of CDM including those matters required by SAS 61. They also discussed Croff's disclosure controls and procedures.

The Croff Board of Directors have each received a letter from CDM that as of January 11, 2006, CDM were independent accountants with respect to Croff, within the meaning of the Securities Acts administered by the SEC and the requirements of the Independence Standard Board.

ITEM 11. EXECUTIVE COMPENSATION

Remuneration

During the fiscal year ended December 31, 2005, there were no officers, employees or directors whose total cash or other remuneration exceeded $80,000.

Summary Compensation Table
2004 Compensation Gerald L. Jensen, President and Chairman. (No other executive salaries)

	2003	2004	2005

Annual Compensation
Salary	$54,000	$54,000	$54,000
Bonus	$0	$0	$0
Other Annual Compensation	$0	$0	$0

Long Term Compensation
Awards
Restricted Stock Awards	$0	$0	$0
Payouts
Number of Shares Covered by Option Grant	0	0	0
Long Term Incentive Plan Payout	$0	$0	$0
All Other Compensation	$1,620(1)	$1,620(1)	$1,620(1)

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

Proposed Remuneration:

During 2006, the Company intends to compensate outside directors at the rate of $350 for a half-day meeting and $500 for a full-day meeting. The Chairman of the Company's Audit Committee will be paid $500 per quarter and the other member of the Audit Committee will be paid at the rate of $350 per meeting. Based on the proposed remuneration, for the fiscal year ending December 31, 2006, no officer or director shall receive total cash remuneration in excess of $80,000.

Options, Warrants or Rights

The Company had no outstanding stock options, warrants or rights as of December 31, 2004 or 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock and Preferred B stock of the Company as of December 31, 2005, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company's $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.

	Shares of Common Stock Owned Beneficially	Percentage of Class of Common Stock	Shares of Preferred B Stock Owned Beneficially	Percentage of Class B Preferred Stock

Gerald L. Jensen 3773 Cherry Creek Drive N, #1025 Denver, Colorado 80209	251,988(1)	45.7%	361,659(1)	66.9%
Edwin W. Peiker, Jr. 550 Ord Drive Boulder, Colorado 80401	4,000	0.7%	0	0%
Dilworth A. Nebeker 10823 Palliser Bay Drive Las Vegas, Nevada 89141	2,900	0.5%	0	0%
Richard H. Mandel, Jr. 3333 E. Florida #94 Denver, Colorado 80210	13,100	2.4%	8,000	1.5%
Julian D. Jensen 311 South State Street, Suite 380 Salt Lake City, Utah 84111	31,663	5.7%	0	0%
Directors as a Group	303,651	55.0%	369,659	68.4%

(1) Includes 132,130 shares of Common and 240,584 shares Preferred B held by Jensen Development Company and C.S. Finance L.L.C., both of which are wholly owned by Gerald L. Jensen.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2005, the Company's Preferred B Shareholders received a tender offer from Jensen Development Company and C.S. Finance L.L.C., companies wholly owned by Gerald L. Jensen, President and Chairman of the Company. This tender offer is fully described under Item 1of this Form 10-K and is incorporated herein by reference.

The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", which is owned by the Company's President. The Company is not a party to any lease, but during 2005 paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. These arrangements were entered into to reduce the Company's overhead and are currently on a month-to-month basis. The Company's expenses for these services were $50,554, $48,000 and $30,000 for the years ended 2005, 2004 and 2003, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

The Company retains the legal services of Jensen, Duffin, & Dibb, LLP. Julian Jensen, a Director of the Company, is a partner of this professional firm. Legal fees paid to this law firm for the years ending 2005, 2004, and 2003 were $16,920, $2,410 and $2,256, respectively. The reason for the increase in legal fees in 2005 was the added time and expense related to the strategic alternatives that the Company explored, and increased compliance costs.

The Company has working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company wholly owed by Gerald Jensen, the Company's President. As part of the 1998 purchase agreement, Jenex agreed to rebate to Croff $150 of operating fees per well, each month, which now totals $750 per month, as long as Jenex operated the wells and Croff retained its interest.

The Company compensated Richard H. Mandel, Jr., a member of its Board of Directors, 1,000 and 2,000 shares of common stock during 2003 and 2004, respectively, for consulting services rendered in connection with the Company's Yorktown Re-entry Program in South Texas. The common shares were valued at $1.00 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Causey Demgen & Moore Inc. ("CDM") was recommended by the Audit Committee of the Board and approved by the Company stockholder's for reappointment as the registered public accounting firm for the Company for the fiscal year ended December 31, 2005. CDM is registered with the Public Company Accounting Oversight Board. CDM has been acting as independent accountants for the Company for fifteen years. Aggregate fees for professional services rendered by CDM in connection with its audit of the Company's Financial Statements as of and for the year ended December 31, 2003, and its limited reviews of the Company's unaudited condensed quarterly Financial Statements during 2004 totaled $10,263. Aggregate fees for professional services rendered by CDM in connection with its audit of the Company's Financial Statements as of and for the year ended December 31, 2004, and its limited reviews of the Company's unaudited condensed quarterly Financial Statements during 2005 totaled $14,145. During 2004 and 2005, CDM did not perform any additional services for the Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See index to Financial Statements, financial statement schedules and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof, which follow the Exhibits, below.

Reports on Form 8-K:

Form 8-K; March 8, 2005; Item 5

Form 8-K; April 11, 2005; Item 8

Form 8-K; April 15, 2005; Item 5

Form 8-K; April 19, 2005; Item 8

Form 8-K; May 3, 2005; Item 8

Form 8-K; June 9, 2005; Item 5

Other Filings:

Schedule 14D9; July 6, 2005 in response to Tender Offer for Preferred B shares.

Schedule 14D9/A; July 20, 2005 in response to Tender Offer for Preferred B shares.

Schedule 14D9/A; July 20, 2005 in response to Tender Offer for Preferred B shares.

Schedule 14D9; July 27, 2005 in response to Tender Offer for Preferred B shares.

Exhibit Index

Exhibit 31.1 Certification by C.E.O

Exhibit 31.2 Certification by C.F.O

Exhibit 32.1 Section 906 Certification by C.E.O

Exhibit 32.2 Section 906 Certification by C.F.O

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
CROFF ENTERPRISES, INC.

Date:	March 28, 2006	By:	/s/ Gerald L. Jensen

Gerald L. Jensen, President, Chief Executive Officer

Date:	March 28, 2006	By:	/s/ Gerald L. Jensen

Gerald L. Jensen, President, Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Date:	March 28, 2006	By:	/s/ Gerald L. Jensen

Gerald L. Jensen, Chairman

Date:	March 28, 2006	By:	/s/ Richard H. Mandel, Jr.

Richard H. Mandel, Jr., Director

Date:	March 28, 2006	By:	/s/Edwin Peiker, Jr.

Edwin Peiker, Jr., Director

Date:	March 28, 2006	By:	/s/ Dilworth A. Nebeker

Dilworth A. Nebeker, Director

Date:	March 28, 2006	By:	/s/ Julian D. Jensen

Julian D. Jensen, Director

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald L. Jensen, certify that :

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

CROFF ENTERPRISES, INC.

Date: March 28, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald L. Jensen, certify that :

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

CROFF ENTERPRISES, INC.

Date: March 28, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

CROFF ENTERPRISES, INC.

Date: March 28, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Croff Enterprises, Inc. (the "Company") on Form 10-K for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

CROFF ENTERPRISES, INC.

Date: March 28, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer

CROFF ENTERPRISES, INC.

FINANCIAL STATEMENTS

December 31, 2004 and 2005

With

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

CROFF ENTERPRISES, INC.

INDEX TO FINANCIAL STATEMENTS, SCHEDULES
AND SUPPLEMENTAL INFORMATION

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Croff Enterprises, Inc.

We have audited the balance sheets of Croff Enterprises, Inc. at December 31, 2004 and 2005, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
March 17, 2006

CAUSEY DEMGEN & MOORE INC.

CROFF ENTERPRISES, INC.

BALANCE SHEETS

December 31, 2004 and 2005

	2004	2005
Assets:
Current Assets:
Cash and cash equivalents	$257,667	$902,257
Accounts receivable	$109,691	$157,959

	$367,358	$1,060,216

Oil and natural gas properties, at cost, successful efforts method:
Proved Properties	$952,571	$1,016,442
Unproved Properties	$266,548	$266,174

	$1,219,119	$1,282,616
Accumulated depletion and depreciation	$(497,924)	$(535,330)

	$721,195	$747,286

Total Assets:	$1,088,553	$1,807,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$28,410	$37,945
Farmout agreement liability	$--	$300,621
Current portion of ARO liability	$--	$23,000
Accrued liabilities	$8,705	$72,788

	$37,115	$434,354

Long-term portion of ARO liabilities	$--	$58,828

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	$--	$--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	$772,929	$1,089,233
Common stock, $.10 par value
20,000,000 shares authorized, 622,143 and 620,643 shares
issued and outstanding at December 31, 2004 and 2005, respectively	$62,214	$62,064
Capital in excess of par value	$157,927	$155,715
Treasury stock, at cost, 53,243 and 69,399
shares issued and outstanding at December 31, 2004 and 2005, respectively	$(83,151)	$(107,794)
Retained earnings	$141,519	$115,102

	$1,051,438	$1,314,320

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,088,553	$1,807,502

See accompanying notes to financial statements.

CROFF ENTERPRISES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2003, 2004 and 2005

	2003	2004	2005
Revenues
Oil and natural gas sales	$437,586	$615,731	$934,525
Loss on natural gas "put" contracts	$(45,022)	$(7,599)	$--
Gain (loss) on sale of marketable equity securities	$19,450	$(38,166)	$--
Gain on sale of equipment	$--	$--	$14,173
Interest income	$--	$--	$12,057
Other income	$3,912	$6,196	$7,330

	$415,926	$576,162	$968,085

Expenses
Lease operating expense including production taxes	$130,793	$192,187	$272,129
Proposed drilling program	$13,780	30,825	$52,638
General and administrative	$102,244	$112,157	$165,212
Overhead expense, related party	$30,000	$48,000	$50,554
Accretion expense	$--	$--	$10,187
Depletion and depreciation	$35,000	$42,000	$45,000

	$311,817	$425,169	$595,720

Pretax income	$104,109	$150,993	$372,365
Provision for income taxes:	$10,000	$8,877	$82,478

Net income	$94,109	$142,116	$289,887

Net income applicable to preferred B shares	$88,385	$213,634	$316,304

Net income (loss) applicable to common shares	$5,724	$(71,518)	$(26,417)

Basic and diluted net income (loss) per common share	$0.01	$(0.13)	$(0.05)

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2003, 2004 and 2005
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated other Comprehensive	Retained earnings
	Shares	Amount	Shares	Amount	Par Value	stock	loss	(deficit)

Balance at December 31, 2002	540,659	$470,910	629,143	$ 62,914	$456,246	$ (83,151)	$ (65,205)	$ (94,706)
Net unrealized gain on marketable equity securities	-	-	-	-	-	-	23,995	-
Net income for the year ended December 31, 2003	-	-	-	-	-	-	-	94,109
Common stock issued for services	-	-	1,000	100	900	-	-	-
Cancellation of treasury stock	-	-	(10,000)	(1,000)	1,000	-	-	-
Preferred Stock reallocation	-	88,385	-	-	(88,385)	-	-	-

Balance at December 31, 2003	540,659	559,295	620,143	62,014	369,761	(83,151)	(41,210)	(597)
Realization of net loss on marketable equity securities	-	-	-	-	-	-	41,210	-
Net income for the year ended December 31, 2004	-	-	-	-	-	-	-	142,116
Common stock issued for services	-	-	2,000	200	1,800	-	-	-
Preferred Stock reallocation	-	213,634	-	-	(213,634)	-	-	-

Balance at December 31, 2004	540,659	772,929	622,143	62,214	157,927	(83,151)	-	141,519
Net income for the year ended December 31, 2005	-	-	-	-	-	-	-	289,887
Cancellation of treasury stock	-	-	(1,500)	(150)	(2,212)	-	-	-
Purchase of treasury stock	-	-	-	-	-	(24,643)	-	-
Preferred Stock reallocation	-	316,304	-	-	-	-	-	(316,304)

Balance at December 31, 2005	540,659	$1,089,233	620,643	$62,064	$155,715	$(107,794))	-	$115,102

See accompanying notes to financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the years ended December 31, 2003, 2004 and 2005

	2003	2004	2005
Cash flows from operating activities:
Net income	$94,109	$142,116	$289,887
Adjustments to reconcile net income to net cash provided by operating activies:
Depletion, depreciation and accretion	35,000	42,000	55,187
Loss on abandonment	--	--	56,089
Gain on sale of equipment	--	--	(14,173)
Realized loss (gain) on marketable equity securities	(19,450)	38,166	--
Loss on natural gas "put" contracts	45,022	7,599	--
Other items, net	1,000	2,000	--
Changes in operating assets and liabilities:
Accounts receivable	(31,583)	(29,160)	(48,268)
Accrued interest on notes receivable	600	--	--
Accounts payable	5,902	7,027	9,535
Accrued liabilities	9,403	(2,021)	64,082

Net cash provided by operating activities	$140,003	$207,727	$412,339

Cash flows from investing activities:
Purchase of natural gas "put" contracts	(58,041)	--	--
Proceeds from natural gas "put" contracts	5,359	61	--
Purchase of investments	(77,429)	--	--
Proceeds from sale of investments	56,515	128,943	--
Proceeds from sale of equipment	--	--	48,500
Payments from notes receivable	9,318	--	--
Net participation fees received	--	77,500	--
Purchase of treasury stock	--	--	(24,643)
Acquisition of oil and gas properties and improvements	(247,708)	(311,054)	(92,228)

Net cash used in investing activities	$(311,986)	$(104,550)	$(68,371)

Cash flows from financing activities
Proceeds from farmout agreement	--	--	450,000
Costs incurred for the benefit of farmout agreement	--	--	(149,378)
Payments on notes receivable from directors	10,000	--	--

Net cash provided by financing activities	$10,000	$--	$300,622

Net increase (decrease) in cash and cash equivalents	(161,983)	103,177	644,590
Cash and cash equivalents at beginning of year	316,473	154,490	257,667

Cash and cash equivalents at end of year	$154,490	$257,667	$902,257

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2003, the Company had unrealized gains (losses) on available for sale securities in the amount of $23,995.

During the years ended December 31, 2003, and 2004, the Company issued 1,000 and 2,000 shares of its common stock to a Director for services rendered valued at $1,000 and $2,000 respectively. During the year ended December 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362 and the shares were cancelled.

See accompanying notes to financial statements.

CROFF ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2003, 2004 and 2005

1. ORGANIZATIONS AND NATURE OF BUSINESS

Croff Enterprises, Inc. ("Croff" or the "Company") is an independent energy company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and natural gas leases. The Company's principal activity is oil and natural gas production from non-operated properties. The Company's business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company acquires and owns producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, and Wyoming. Over the past eleven years, the Company's primary source of revenue has been oil and natural gas production from leases and producing mineral interests. Other companies operate almost all of the wells from which the Company receives revenues and the Company has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. The Company presently participates as a working interest owner in 33 single wells and in 10 units of multiple wells. The Company holds small royalty interests in approximately 212 wells.

The Company was incorporated in Utah in 1907 as Croff Mining Company. The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company continues to operate its oil and natural gas properties as Croff Oil Company.

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

The Company re-entered the Helen Gips #1 well in Dewitt County, Texas, and re-completed the wellbore to the Wilcox formation during 2004. Under the successful efforts method of accounting, the Company has capitalized $65,213 as of December 31, 2004, for costs incurred on this unevaluated exploratory well. The capitalized costs associated with this unevaluated exploratory well have been excluded from depletion and depreciation during 2004. In 2005, the Helen Gips #1 was deemed noncommercial and was plugged and abandoned, and $52,638 of the capitalized costs was expensed to drilling operations for the year ended December 31, 2005. The amount to be recovered from the tubing of $13,000 remains capitalized at December 31, 2005.

In 2005, the Company purchased a 25% working interest in a lease on which there is an existing re-entry well and a producing well, (A.C. Wiggins). The A.C. Wiggins well was refraced in 2005 and is currently producing gas.

The Company was informed that Tempest Energy Resources, pursuant to its 2004 Participation Agreement, declined to participate in the re-entry program in Dewitt County, Texas. Although the Company abandoned most of these leases, it did renew several leases for a farmout agreement for the re-entry of the Dixel Gips well, in December 2005. The Company provided the leases, the re-entry wellbore, geological, engineering and other wellsite improvements for a 20% working interest, carried through completion. Under the Farmout Agreement, the Farmees pay for drilling and completion and all parties, including the Company, pay for production and equipment. The Dixel Gips well was completed in the first quarter of 2006. It has not been determined if it is a commercial well.

Maintenance and repairs are charged to expense; improvements of property are capitalized and depreciated as described below.

Lease bonuses

The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously fully expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income). The Company received lease bonuses totaling $1,101, $3,743 and $2,415, for the years ended December 31, 2003, 2004, and 2005, respectively, which were included in other income.

Depreciation, depletion, and accretion

The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

The Company has established a working interest reserve relating to the Asset Retirement Obligation ("ARO") for the four wells that the Company operates. The reserve, based on the estimates of management, complies with the Financial Standards Board Rule 143 (FAS 143). The accretion of $10,187 for the year ended December 31, 2005 represents an increase in the ARO liability based on the discounted cash flow of the future retirement costs.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment." This revised standard addresses the accounting for share- based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. SFAS 123R became effective for all interim or annual periods beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company's financial condition or results of operations as the Company currently does not receive employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.

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

CROFF ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2003, 2004 and 2005

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

Revenue recognition

Oil and gas revenues are accounted for using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced. Oil and gas imbalances and related value at December 31, 2003, 2004 and 2005 were insignificant.

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

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income net of the related tax effects for the twelve months ended December 31, 2003 totaled $23,995, and was related to net unrealized gains (losses) on the Company's marketable equity securities, which were available for sale. The Company liquidated its marketable equity securities and recognized a net realized loss of $38,166 for the year ended December 31, 2004.

Fair value of financial instruments

The carrying amounts of financial instruments including cash and cash equivalents, marketable equity securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as of December 31, 2004 and 2005.

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

Derivative instruments and hedging activities

On March 21, 2003, the Company purchased a series of put contracts for 10,000 MMBTU's per month of natural gas beginning in June 2003 and ending May 2004 at the strike price of $4.75. The Company paid $58,044 for these twelve contracts. The Company realized a loss during 2003 and 2004 of $45,022 and $7,599, respectively, related to its purchase of these natural gas "put" contracts. During the years ended December 31, 2005 and 2004, the Company did not enter into commodity derivative contracts or fixed-price physical contracts to manage its exposure to oil and gas price volatility.

Stock options and warrants

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" related to its stock options and warrants. Since December 2001, the Company has had no outstanding stock options or warrants.

Cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Marketable equity securities

The Company has designated its marketable equity securities as "securities available for sale" pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The net unrealized gains (losses) related to these securities before taxes for December 31, 2003, 2004, and 2005 was $23,995, $0, and $0 respectively and is reflected as accumulated other comprehensive loss. During 2003, 2004 and 2005, a portion of the available-for-sale securities were sold for $56,515, $128,943, and $0 respectively, resulting in a net gain (loss) before taxes of $19,450, $(38,166), $0 respectively, based upon historical cost.

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

CROFF ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2003, 2004 and 2005

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

3. RELATED PARTY TRANSACTIONS

The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 2003, 2004 and 2005 amounted to $2,256, $2,410 and $16,920, respectively.

The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter "Jenex", which is owned by the Company's President. The Company is not a party to any lease, but paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company's expenses for these services were $30,000, $48,000, and $50,554 for the years ended 2003, 2004 and 2005, respectively. Although these transactions were not a result of "arms length" negotiations, the Company's Board of Directors believes the transactions are reasonable.

The Company has working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company solely owed by Gerald Jensen, the Company's President. As part of the 1998 purchase agreement, Jenex agreed to rebate to the Company $150 of operating fees per well, each month, which now totals $750 per month, as long as Jenex operated the wells and the Company's retained its interest. During the years ending December 31, 2003, 2004 and 2005, $9,000, $9,000, and $9,000 respectively, have been offset against lease operating expense, in this manner. Total trade accounts receivable from Jenex as of December 31, 2004, and 2005, totaled $21,750 and $35,307, respectively.

The Company compensated, a member of its Board of Directors, 1,000 and 2,000 shares of common stock during 2003 and 2004, respectively, for consulting services rendered in connection with the Company's Yorktown Re-entry Program in south Texas. The common shares were valued at $1.00 per share

In 2005, the Preferred B Shareholders received a tender offer from Jensen Development Company and C.S. Finance L.L.C., companies wholly owned by Gerald L. Jensen, President and Chairman of the Company. This tender offer is fully described in Footnote 4 below, and incorporated herein by reference.

4. PREFERRED B STOCK TENDER OFFER

In April, 2005, the Company's Board of Directors reviewed the Company's strategic alternatives, including the possible sale or merger of all or part of the Company. The two objectives were to increase shareholder value and to provide liquidity to the shareholders. The Board of Directors formed a non-management committee to review the objectives, and any opportunities related to these objectives. The Preferred B shareholders of the Company received a tender offer from C.S. Finance L.L.C. and Jensen Development Company, "Offerors," two companies wholly owned by Gerald L. Jensen, to purchase all of the outstanding shares of Preferred B stock at $3 per share.

The Offerors Preferred B tender offer was filed with the SEC in June 2005. The Company filed a Form 14D9 with the SEC outlining the position of the non-management committee of the Board of Directors which was neutral as to the tender offer, and advised shareholders to consider the offer based on each individual's situation. The results of the tender offer were reported to the SEC in September 2005. There were 75,050 shares tendered and accepted prior to the expiration of the tender offer, or 13.9% of the Preferred B stock, at a cost of $225,150.

During the tender offer, two Directors tendered all of their shares of Preferred B stock. After the tender offer, a Director sold the majority of his Preferred B shares for a note due in 2006; retaining 8,000 Preferred B shares. Also after the tender offer, a Director, who had tendered one third of his shares, sold the balance of his Preferred B shares for notes payable during 2006 and 2007. These subsequent purchases at $3 per share by C.S. Finance L.L.C. totaled another 33,418 Preferred B shares, of which 29,365 Preferred B shares were purchased from the two Directors. To date, the number of Preferred B shares collectively owned by Gerald L. Jensen, C.S. Finance L.L.C., and Jensen Development Company total 361,659, or 66.9% of the Preferred B shares. The holders of approximately 94,394 Preferred B shares were unable to be located during the tender offer.

5. STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362 and the shares were cancelled. In December 2005, the Company purchased on the Over-The-Counter-Bulletin-Board ("OTCBB") 16,156 shares of its common stock for $24,643 which was included in Treasury stock at December 31, 2005. The Company has not repurchased any additional shares of its common stock since December 2005.

The Company has no outstanding stock options, warrants or rights as of December 31, 2004 or 2005.

The Class A Preferred stock was authorized for possible future capitalization and funding purposes of the Company and has not yet been designated as voting or non-voting. Presently, there are no plans or intentions to issue these shares.

In 1996, the Company created a class of Preferred B stock to which the perpetual mineral interests and other oil and gas assets were pledged. Thus, the Preferred B stock represents the current oil and gas assets of the Company, along with all Preferred B checking and savings accounts and receivables owed to these accounts. The common stock represents the 2004 Yorktown Re-entry Program and all of the oil and natural gas assets in Dewitt County, Texas, along with all common stock checking and savings accounts and receivables owed to these accounts. Each common shareholder received an equal number of Preferred B shares, one for one, at the time of this restructuring of the capital of the Company. The Class B Preferred stock has no par value and limited voting privileges. The Class B Preferred stockholders are entitled exclusively to all dividends, distributions, and other income, which are based directly or indirectly on the Preferred B oil and natural gas assets. In addition, in the event of liquidation, distribution or sale of the Company, the Class B Preferred stockholders have an exclusive preference to the net asset value of the natural gas and oil assets over all other classes of common and preferred stockholders.

CROFF ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2003, 2004 and 2005

6. INCOME TAXES

The provisions for income taxes from operations consist of the following:
	2003	2004	2005

Federal tax expense	$10,000	$8,877	$72,474
State tax expense	$--	$--	$10,004

	$10,000	$8,877	$82,478

A reconciliation of the Company's effective income tax rate and the United States statutory rate is as follows:
	2003	2004	2005

United States statutory rate	34.00%	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55	2.55	2.55
Reduction by valuation allowance (used NOL)	(2.55)	(2.55)	--
Book to tax differences	(24.94)	(28.12)	(14.40)
	9.06%	5.88%	22.15%

At December 31, 2005, the Company had capital loss carry-forwards of approximately $31,000.

7. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 566,090, 568,401 and 568,027 shares in 2003, 2004 and 2005 respectively.

8. MAJOR CUSTOMERS

Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005

Jenex Petroleum Corp., a related party	23%	18.1%	25.8%
Merit Energy	*	14.4%	20.1%
Sunoco, Inc.	*	11.9%	12.4%
* less than 10%

Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

CROFF ENTERPRISES, INC.

SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES - UNAUDITED

In November, 1982, the Financial Accounting Standards Board issued and the SEC adopted Statement of Financial Accounting Standards No. 69 (SFAS 69) "Disclosures about Oil and Gas Producing Activities". SFAS 69 requires that certain disclosures be made as supplementary information by oil and gas producers whose financial statements are filed with the SEC. The Company bases these disclosures upon estimates of proved reserves and related valuations. Independent petroleum engineering firms compiled oil and gas reserve and future revenues as of December 31, 2003, 2004 and 2005 for the Company's most significant wells, and consolidated estimates for the balance of the wells.

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

  CROFF ENTERPRISES, INC.

  SUPPLEMENTAL INFORMATION - DISCLOSURES
  ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

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

OIL AND GAS PRICES

During the year ended December 31, 2005, crude oil and natural gas prices remained highly volatile. The average sale price of oil per barrel in 2005 for the Company was $51.02, compared to $38.81 in 2004. The average sale price of natural gas per Mcf in 2005 for the Company was $5.93 per Mcf, compared to $4.87 per Mcf in 2004. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

CROFF ENTERPRISES, INC.

SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities, excluding capital expenditures, impairment charges, corporate overhead and interest expense, are as follows for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Revenues:
Oil and natural gas sales	$437,586	$615,731	$934,525
Loss on natural gas "put" contracts	(45,022)	(7,599)	--

	$392,564	$608,132	$934,525

Lease operating costs	100,563	148,844	257,813
Production taxes	30,230	43,343	66,954
Depletion, depreciation and accretion	35,000	42,000	55,187
Income tax expense	10,000	8,877	82,478

	$175,793	$243,064	$462,432

Results of operations from producing activities (excluding capital expenditures, impairment charges corporate overhead, and interest expense)	$216,771	$365,068	$472,093

CROFF ENTERPRISES, INC.

SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

	2003	2004	2005
Future cash inflows	$4,655,000	$4,829,000	$7,618,000
Future production and development costs	(2,134,000)	(2,259,000)	(2,790,000)

	2,521,000	2,570,000	4,828,000
Future income tax expense	(444,000)	(450,000)	(966,000)

Future undiscounted net cash flows	2,077,000	2,120,000	3,862,000
10% annual discount for estimated timing of cash flows	(820,000)	(477,000)	(1,023,000)

Standardized measure of discounted future net cash flows	$1,257,000	$1,643,000	$2,839,000

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Beginning balance	$1,019,000	$1,257,000	$1,643,000

Evaluation of proved undeveloped reserves, net of future production and development costs	(9,000)	--	--
Purchase of proved reserves	450,000	7,000	43,000
Sales and transfer of oil and gas produced, net of production costs	(307,000)	(405,000)	(607,000)
Net increase (decrease) in prices and costs	385,000	1,022,000	2,207,000
Extensions and discoveries	--	--	60,000
Revisions of previous quantity estimates	58,000	(106,000)	522,500
Accretion of discount	(169,000)	(55,000)	(649,500)
Net change in income taxes	(170,000)	(77,000)	(380,000)
Other	--	--	--

Ending balance	$1,257,000	$1,643,000	$2,839,000

CROFF ENTERPRISES, INC.

SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

PROVED OIL AND GAS RESERVE QUANTITIES

(All within the United States)

	Oil Reserves (Bbls)	Gas Reserves (mcf)

Balance at December 31, 2002	63,331	457,520

Revisions of previous estimates	(5,601)	35,359
Extensions, discoveries and other additions	34,036	91,496
Production	(7,656)	(52,998)

Balance at December 31, 2003	84,110	531,377

Revisions of previous estimates	4,119	(66,834)
Extensions, discoveries and other additions	250	2,500
Production	(8,011)	(59,959)

Balance at December 31, 2004	80,468	407,084

Revisions of previous estimates	5,434	32,837
Extensions, discoveries and other additions	(576)	5,293
Production	(7,630)	(59,403)

Balance at December 31, 2005	77,696	385,811

Proved developed reserves
December 31, 2003	75,904	477,267
December 31, 2004	72,262	352,974
December 31, 2005	77,696	385,811

Costs incurred in oil and gas producing activities for the years ended December 31, 2003, 2004, and 2005 are as follows:

	2003	2004	2005

Property acquisition, exploration and development costs capitalized	$247,708	$311,054	$92,228
Impairment of property	--	--	52,638
Production costs	130,793	192,187	272,129
Depletion, depreciation, and accretion	35,000	42,000	55,187