Form 10-Q
period 2006-03-31
CROFF ENTERPRISES INC
filed 2006-05-15
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-16731

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

There were 551,244 shares of common stock outstanding on May 1, 2006, exclusive of 69,399 common shares held in treasury stock.

CROFF ENTERPRISES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2006

Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC"), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain forward looking statements (other than statements of historical or present fact) within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company's operations, cash flow and anticipated liquidity, prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company's ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

CROFF ENTERPRISES, INC.
BALANCE SHEETS (Unaudited)

	December 31, 2005	March 31, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$902,257	$671,236
Accounts receivable	$157,959	$132,059

	$1,060,216	$803,295

Oil and natural gas properties, at cost, successful efforts method:	$1,282,616	$1,293,070
Accumulated depletion and depreciation	$(535,330)	$(547,830)

	$747,286	$745,240

Total Assets:	$1,807,502	$1,548,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$37,945	$46,255
Farmout agreement liability	$300,621	$--
Current portion of ARO liability	$23,000	$23,000
Accrued liabilities	$72,788	$46,859

	$434,354	$116,114

Long-term portion of ARO liability	58,828	$60,295

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	$--	$--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	$1,089,233	$1,144,641
Common stock, $.10 par value
20,000,000 shares authorized, 620,643 shares issued and outstanding	$62,064	$62,064
Capital in excess of par value	$155,715	$155,715
Treasury stock, at cost, 69,399
issued and outstanding in 2005 and 2006	$(107,794)	$(107,794)
Retained earnings	$115,102	$117,500

	$1,314,320	$1,372,126

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,807,502	$1,548,535

(1) See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005 and 2006

(Unaudited)

	2005	2006
Revenues:
Oil and natural gas sales	$181,292		$226,074
Interest Income	$--		$6,658
Other income	$13,137		$--

	$194,429		$232,732

Expenses:
Lease operating expense including production taxes	$46,666		$65,689
General and administrative	$41,260		$62,952
Overhead expense, related party	$12,000		$16,318
Accretion expense	$--		$1,467
Depletion and depreciation	$10,500		$12,500

	$110,426		$158,926

Pretax income	$84,003		$73,806
Provision for income taxes	$7,850		$16,000

Net income	$76,153		$57,806

Net income applicable to preferred B shares	$62,562		$55,408

Net income applicable to common shares	$13,591		$2,398

Basic and diluted net income per common share	$0.02	$	*

* Less than $.01 per share

Weighted average common shares outstanding	567,400		551,244

(1) See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended December 31, 2005 and the three months ended March 31, 2006
(Unaudited)
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Par Value	stock	Earnings
Balance at December 31, 2005	540,659	$1,089,233	620,643	$ 62,064	$155,715	$ (107,794)	$ 115,102
Net income for the three months ended March 31, 2006	-	-	-	-	-	-	57,806
Preferred Stock reallocation	-	55,408	-	-	-	-	(55,408)

Balance at March 31, 2006	540,659	$1,144,641	620,643	$ 62,064	$ 155,715	$ (107,794)	$ 117,500

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005 and 2006

(Unaudited)

	2005	2006
Cash flows from operating activities:
Net income	$76,153	$57,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and accretion	10,500	13,967
Abandonment costs	3,451	--
Gain on sale of equipment	(14,173)	--
Changes in operating assets and liabilities:
Accounts receivable	10,727	25,900
Accounts payable	19,021	8,310
Accrued liabilities	1,313	(25,929)

Net cash provided by operating activities	106,992	80,054

Cash flows from investing activities:
Proceeds from sale of equipment	48,500	--
Acquisition of property leases and improvements	(44,799)	(10,454)

Net cash provided (used) in investing activities	3,701	(10,454)

Cash flows from financing activities:
Costs incurred for the benefit of farmout agreement	--	(300,621)

Net cash (used) by financing activities	--	(300,621)

Net increase (decrease) in cash and cash equivalents	110,693	(231,021)
Cash and cash equivalents at beginning of period	257,667	902,257

Cash and cash equivalents at end of period	$368,360	$671,236

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the three month periods ended March 31, 2005 and 2006 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which report has been filed with the Securities and Exchange Commission. The Annual Report is available from the Company's website at www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Croff Enterprises, Inc. ("Croff' or the "Company") was incorporated in Utah in 1907. Croff is an independent energy company engaged in the business of oil and natural gas exploration and production, primarily through the acquisition of producing oil and natural gas leases as well as the ownership of perpetual mineral interests. Other companies operate almost all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. Today, Croff participates as a working interest owner in approximately 40 wells or units of several wells. Croff holds small royalty interests in approximately 212 wells.

Croff's business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company has no short-term or long-term debt outstanding. Over the last six years, the Company acquired an interest in three wells in Michigan, one well in Montana, six wells in Oklahoma and nine wells in Texas. In 2004, the Company sold its Yorktown Re-entry Program to Tempest Energy Resources LP, retaining a 25% interest in the Area of Mutual Interest (AMI). The first re-entry well in this program was unsuccessful. The Company has since participated as a 25% working interest owner and a 20% working interest owner in completed wells in the Yorktown program.

During the last 12 months, the Company has been involved in seeking strategic alternatives to its previous business. On April 8, 2005, the Company announced that it would seek such strategic alternatives in order to enhance shareholder value and liquidity. Beginning in June and being completed in August 2005, shareholders received a tender offer for their Preferred B shares from private companies owned by the Company's President and Chairman. Following the tender offer, the President and his affiliated companies own approximately 67% of the outstanding Preferred B shares of the Company. The Company continues to engage in negotiations intended to create more value and liquidity for its shareholders. There is no assurance these negotiations will be successful.

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

Liquidity and Capital Resources

At March 31, 2006, the Company had assets of $1,548,535 and current assets totaled $803,295 compared to current liabilities of $116,114. Working capital at March 31, 2006 totaled $687,181, an increase of 10% compared to $625,862 at December 31, 2005. The Company had a current ratio at March 31, 2006 of approximately 7:1. During the three month period ended March 31, 2006, net cash provided by operations totaled $80,054, as compared to $106,992 for the same period in 2005. This decrease was due to higher operating expenses and income taxes in 2006. The Company's cash flow from operations is highly dependent on oil and natural gas prices. The Company had no short-term or long-term debt outstanding at March 31, 2006. In December, 2005, the Company purchased 16,156 shares of its common stock at a cost of $24,643, which is included in the treasury at March 31, 2006.

Capital expenditures for the first quarter of 2006, totaled $10,454 incurred to pay for costs in the Dixel Gips well in Dewitt County, Texas. As of March 31, 2006, the Company has capitalized approximately $210,000 related to the 2004 Yorktown Re-Entry Program. The Company's oil and natural gas assets in the Yorktown Re-Entry Program in Dewitt County, Texas are assets not owned by the Preferred B shareholders, but belong to the Company's common shareholders. The Company has not incurred any substantial cash expenditures for assets in the first quarter due to high prices for asset acquisition. The Company has commitments to participate in small fractional amounts in wells in Utah and Wyoming. The Company intends to spend additional capital in Dewitt County, Texas.

The Company's plans for ongoing development, acquisition and exploration expenditures, and possible equity repurchases over and beyond the Company's operating cash flows will depend entirely on the Company's ability to secure acceptable financing, and reasonably priced opportunities. Bank borrowings may be utilized to finance the Company's 2006 capital budget. In addition, the Company will utilize its internal operating cash flows. Future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005.

The Company had a net income for the first quarter of 2006 which totaled $57,806 compared to a net income of $76,153 for the same period in 2005. The drop in income in 2006 was due to much higher lease operating expenses and higher general and administrative expenses, especially for accounting, legal, and corporate governance expenses. These higher general and administrative expenses are incident to ongoing review of proposals with regard to restructuring of the Company.

Revenues for the first quarter of 2006 totaled $232,732, a 20% increase from the same period in 2005. Oil and natural gas sales for the first quarter of 2006 totaled $226,074, a 25% increase from the same period in 2005. Increased oil and natural gas prices, combined with slight increases in production levels during the first quarter of 2006, were the factors causing this increase in oil and natural gas sales compared to the same period in 2005. The Company's average sales price of oil in the first quarter of 2006 was approximately $53 per barrel compared to $44 per barrel for the same period in 2005. The Company's average sales price of natural gas in the first quarter of 2006 was approximately $6.50 per Mcf (Mcf equates to one thousand cubic feet), compared to $5.50 per Mcf for the same period in 2005.

For the first quarter of 2006 lease operation expenses, which includes all production related taxes, totaled $65,689 compared to $46,666 incurred for the same period in 2005. This increase was due to higher production or severance taxes, and overall higher oilfield costs as service companies increased their fees.

Estimated depreciation and depletion expense for the first quarter of 2006 totaled $12,500 and for 2005, totaled $10,500.

General and administrative expense, including overhead expense paid to a related party, for the first quarter of 2006, totaled $79,270 compared to $53,260 for the same period in 2005. Overhead expense paid to a related party for the first quarter of 2006 totaled $16,318 compared to $12,000 in 2005. The Company has incurred additional costs during the first quarter of 2006 associated with compliance with the Sarbanes-Oxley Act of 2002. Other higher expenses were for legal and accounting, all of which increased substantially in the first quarter of 2006.

Provision for income taxes for the first quarter of 2006 totaled $16,000 compared to $7,850 from the same period in 2005. This increase is primarily attributable to an increase in net income for the quarter, which also results in a higher tax bracket.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changed the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is in crude oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations for the three months ended March 31, 2006, ranged from a monthly low of approximately $5.50 per Mcf to a monthly high of approximately $12 per Mcf. Oil prices ranged from a monthly low of approximately $45 per barrel to a monthly high of approximately $63 per barrel. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. For the three months ended March 31, 2006, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $22,500.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer concluded that as of the end of such period, the Company's disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls Over Financials Reporting

There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
          31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
          32.1 Certification of Chief Executive Officer, dated May 12, 2006, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.*
          32.2 Certification of Acting Chief Financial Officer, dated May 12, 2006, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(b) The following reports on Form 8-K were filed by Registrant during the quarter ended March 31, 2006**:

The Company filed a current report on Form 8-K on March 31, 2005 to announce that Causey Demgen and Moore, who had served as the Company's independent certified accountants since 1987, declined to stand for re-appointment due to restrictions imposed by section 208(a) of the Sarbanes-Oxley Act of 2002, and the rules and regulations of the Securities and Exchange Commission that prohibit partners on the audit engagement team from providing audit services to the issuer for more than five consecutive years and from returning to audit services with the same issuer within five years. There was no disagreement with this firm on any accounting principles or practices. On April 12, 2006, Croff filed an amended 8-KA reporting this event. Both versions also contained the engagement of Ronald R. Chadwick, P.C. as the Company's new independent public accounting firm.

** Previously filed

.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: May 12, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

CROFF ENTERPRISES, INC.

Date: May 12, 2006	By:	/s/ Gerald L. Jensen
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
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  As Chief Executive Officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
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

CROFF ENTERPRISES, INC.

Date: May 12, 2006	By:	/s/ Gerald L. Jensen
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
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  As Acting Chief Financial Officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
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

CROFF ENTERPRISES, INC.

Date: May 12, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report on form 10Q for the period ended March 31, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Croff Enterprises, Inc.

CROFF ENTERPRISES, INC.

Date: May 12, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report on form 10Q for the period ended March 31, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Croff Enterprises, Inc.

CROFF ENTERPRISES, INC.

Date: May 12, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer