Form 10-Q
period 2006-06-30
CROFF ENTERPRISES INC
filed 2006-08-15
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

There were 551,344 shares of common stock outstanding on August 1, 2006, exclusive of 69,399 common shares held in treasury stock.

CROFF ENTERPRISES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2006

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

CROFF ENTERPRISES, INC.
BALANCE SHEETS (Unaudited)

	December 31, 2005	June 30, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$902,257	$778,254
Accounts receivable	$157,959	$138,726

	$1,060,216	$916,980

Oil and natural gas properties, at cost, successful efforts method:	$1,282,616	$1,333,070
Accumulated depletion and depreciation	$(535,330)	$(559,830)

	$747,286	$773,240

Total Assets:	$1,807,502	$1,690,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$37,945	$31,131
Farmout agreement liability	$300,621	$--
Current portion of ARO liability	$23,000	$23,000
Deposit on sale of assets	$--	$100,000
Accrued liabilities	$72,788	$23,885

	$434,354	$178,016

Long-term portion of ARO liability	58,828	$61,761

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	$--	$--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	$1,089,233	$1,221,324
Common stock, $.10 par value
20,000,000 shares authorized, 620,643 shares issued and outstanding	$62,064	$62,064
Capital in excess of par value	$155,715	$155,715
Treasury stock, at cost, 69,399
issued and outstanding in 2005 and 2006	$(107,794)	$(107,794)
Retained earnings	$115,102	$119,134

	$1,314,320	$1,450,443

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,807,502	$1,690,220

(1) See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30			Six Months Ended June 30
	2005	2006		2005	2006
Revenues:
Oil and natural gas sales	$198,694		$209,032	$379,986	$435,106
Interest income	$--		$7,221-	$--	$13,879
Other income	$5,473		$--	$18,610	$--

	$204,167		$216,253	$398,596	$448,985

Expenses:
Lease operating expense including production taxes	$116,097		$57,469	$162,763	$123,158
General and administrative	$47,518		$35,874	$88,778	$98,826
Overhead expense, related party	$12,697		$8,126	$24,697	$24,444
Depletion and depreciation	$10,500		$12,000	$21,000	$24,500
Accretion expense	$--		$1,467	$--	$2,934

	$186,812		$114,936	$297,238	$273,862

Pretax income (loss)	$17,355		$101,317	$101,358	$175,123
Provision for income taxes:	$8,000		$23,000	$15,850	$39,000

Net income (loss)	$9,355		$78,317	$85,508	$136,123

Net income applicable to preferred B shares:	$58,579		$76,682	$121,141	$132,091

Net income (loss) applicable to common shares	$(49,224)		$1,635	$(35,633)	$4,032

Basic and diluted net income (loss) per common share	$(0.09)	$	*	$(0.06)	$0.01

Weighted average common shares outstanding	$567,400		$551,224	$567,400	$551,224

* less than $0.01 per share

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2005 and the six months ended June 30, 2006
(Unaudited)
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Par Value	stock	Earnings
Balance at December 31, 2005	540,659	$1,089,233	620,643	$ 62,064	$155,715	$ (107,794)	$ 115,102
Net income for the six months ended June 30, 2006	-	-	-	-	-	-	136,123
Preferred Stock reallocation	-	132,091	-	-	-	-	(132,091)

Balance at June 30, 2006	540,659	$1,221,324	620,643	$ 62,064	$ 155,715	$ (107,794)	$ 119,134

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005 and 2006

(Unaudited)

	2005	2006
Cash flows from operating activities:
Net income	$85,508	$136,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and accretion	21,000	27,434
Changes in operating assets and liabilities:
Accounts receivable	(2,480)	19,232
Accounts payable	3,464	(6,814)
Accrued liabilities	7,145	(48,903)

Net cash provided by operating activities	114,637	127,072

Cash flows from investing activities:
Proceeds from sale of equipment	48,500	--
Acquisition of treasury stock	(2,362)	--
Deposit recieved for sale of assets	--	100,000
Acquisition of property leases and improvements	--	(50,454)

Net cash provided in investing activities	46,138	49,546

Cash flows from financing activities:
Costs incurred for the benefit of farmout agreement	--	(300,621)

Net cash (used) by financing activities	--	(300,621)

Net increase (decrease) in cash and cash equivalents	160,775	(124,003)
Cash and cash equivalents at beginning of period	257,667	902,257

Cash and cash equivalents at end of period	$418,442	$778,254

 Supplemental disclosure of non-cash investing and financing activities:

During the six month period end June 30, 2005, the Company purchased 1,500 shares of its common stock for $2,362 now included in the treasury.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the three and six month periods ended June 30, 2005 and 2006 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which report has been filed with the Securities and Exchange Commission. The Annual Report is available from the Company's website at www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

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

Croff’s business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company has no short-term or long-term debt outstanding. Over the last six years, the Company acquired an interest in three wells in Michigan, one well in Montana, six wells in Oklahoma and nine wells in Texas. In 2006 the Company has a small working interest in three wells being drilled in Wyoming and one scheduled in Utah. In 2004, the Company sold its Yorktown Re-entry Program to Tempest Energy Resources LP, retaining a 25% interest in the Area of Mutual Interest (AMI). The first re-entry well in this program was unsuccessful, and Tempest declined to participate in the balance of the acreage. In June, 2006, the Company reached an agreement to sell all of its assets in the Yorktown Program except a working interest in two wells. The sale was for approximately the Company’s cost in the program.

During the last 12 months, the Company has been involved in seeking strategic alternatives to its previous business. On April 8, 2005, the Company announced that it would seek such strategic alternatives to attempt to enhance shareholder value and liquidity. Beginning in June and completed in August 2005, shareholders received a tender offer for their Preferred B shares from private companies owned by the Company’s President and Chairman.

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

Liquidity and Capital Resources

At June 30, 2006, the Company had assets of $1,690,220 and current assets totaled $916,980 compared to current liabilities of $178,016. Working capital at June 30, 2006 totaled $738,946, an increase of 18% compared to $625,862 at December 31, 2005. The Company had a current ratio at June 30, 2006 of approximately 5:1. During the six month period ended June 30, 2006, net cash provided by operations totaled $127,072, as compared to $114,637 for the same period in 2005. This increase was primarily due to lower operating expenses in 2006. The Company’s cash flow from operations is highly dependent on oil and natural gas prices. The Company had no short-term or long-term debt outstanding at June 30, 2006. In December, 2005, the Company purchased 16,156 shares of its common stock at a cost of $24,643, which is included in the treasury at June 30, 2006.

Capital expenditures in the second quarter included $40,000 paid for the Panther Pipeline in Dewitt County, Texas. This pipeline was then included in the sale of the Dewitt County assets completed in July, 2006. (See Item 5, Subsequent Events). Capital costs in the first quarter of 2006, totaled $10,454 incurred to pay for costs in the Dixel Gips well in Dewitt County, Texas. As of March 31, 2006, the Company had capitalized approximately $210,000 related to the 2004 Yorktown Re-Entry Program, and by June 30, 2006, approximately $250,000. The Dewitt County assets sale was for approximately $255,000. The Company’s oil and natural gas assets in the Yorktown Re-Entry Program in Dewitt County, Texas, are allocated to the Company’s common shareholders. The Company has not incurred any substantial cash expenditures for assets in the second quarter due to high prices for asset acquisition. The Company has commitments to participate in small fractional amounts in wells in Utah and Wyoming.

The Company’s plans for ongoing development, acquisition and exploration expenditures, and possible equity repurchases over and beyond the Company’s operating cash flows will depend entirely on the Company’s ability to secure acceptable financing, and reasonably priced opportunities. Bank borrowings may be utilized to finance the Company’s 2006 capital budget. In addition, the Company will utilize its internal operating cash flows. Future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

The Company had a net income for the second quarter of 2006 which totaled $78,317 compared to a net income of $9,355 for the same period in 2005. This increase in income in 2006 was due to higher prices for oil and natural gas, lower lease operating expenses, and lower general and administrative expenses. The major factor was the lower operating expenses in Dewitt County, and less workover cost elsewhere. The Company’s costs for lease operating expenses are expected to increase in the next quarter, due to participation in drilling and workovers.

Revenues for the second quarter of 2006 totaled $216,253, a slight increase from the same period in 2005. Oil and natural gas sales for the second quarter of 2006 totaled $209,032, a 5% increase from the same period in 2005. Increased oil and natural gas prices, combined with slight increases in production levels during the first quarter of 2006, were the factors causing this increase in oil and natural gas sales compared to the same period in 2005. The Company’s average sales price of oil in the second quarter of 2006 was approximately $10 per barrel higher than the same period in 2005. The Company’s average sales price of natural gas in the second quarter of 2006 was approximately $5.50 per Mcf ( Mcf equates to one thousand cubic feet). The price in the second quarter of 2005 was approximately the same.

For the second quarter of 2006, lease operating expenses, which includes all production related taxes, totaled $57,469 compared to $116,097 incurred for the same period in 2005. This decrease was due to much lower expenses in Dewitt County, Texas, which included a write off in 2005, and less workover costs.

Estimated depreciation and depletion expense for the second quarter of 2006 totaled $12,000 and for 2005, totaled $10,500.

General and administrative expense, including overhead expense paid to a related party, for the second quarter of 2006, totaled $44,000 compared to $60,215 for the same period in 2005. This decrease related primarily to timing of year end expenses related to the audit, and expenses involved in responding to a tender offer in 2005. The Company has incurred additional costs during the second quarter in both 2005 and 2006, associated with compliance with the Sarbanes-Oxley Act of 2002. Legal and accounting expenses were higher in the second quarter of 2005.

Provision for income taxes for the second quarter of 2006 totaled $23,000 compared to $8,000 from the same period in 2005. This increase is primarily attributable to an increase in net income for the quarter, which also results in a higher tax bracket.

Six Months ended June 30, 2006 compared to the six months ended June 30, 2005.

Revenues for the six months ended June 30, 2005 totaled $ 448,985 a 12% increase from the revenues of $398,596 at June 30, 2005. Net income for the six months ended June 30, 2006 and 2005 totaled $136,123 and $85,508 respectively. This increase in the net income was due to an increase in the revenue, and much reduced lease operating expenses due to lower workover costs overall, and the lack of significant expenses in Dewitt County, Texas. Interest income also increased.

Oil and gas sales for the six months ended June 30, 2006 totaled $435,106 a 14% increase from the $379,986 for the same period in 2005. The increase in oil and gas sales in 2006 compared to 2005 is primarily attributed to increased oil prices as well as slightly higher oil production levels during 2006.

Lease operation expense which includes all production related taxes for the six months ended June 30, 2006 totaled $123,158 a 25% decrease from $162,763 in 2005. Included in the 2005 lease operating expense is an approximately $52,638 for the write off of the Helen Gips well In Dewitt County, Texas. Otherwise, lease operating costs increased slightly during the same period in 2006, from the six month period ending June 30, 2005.

Depletion and depreciation expense for the six months ended June 30, 2006 totaled $24,500 from the sum of $21,000 incurred for the same period in 2005. This increase was due to the small increase in producing assets in 2006.

General and administrative expenses, including overhead expense paid to related party, for the six months ended June 30, 2006 totaled $113,475 compared to $86,344 for the same period in 2005. Overhead expense paid to related party for the six months ended June 30, 2006 totaled $24,444 compared to $24,697 incurred for the same period in 2005. The increase in overhead expenses is primarily attributed to the costs of the audit increasing, and the higher professional fees of the Company. The Company has also incurred additional costs during 2006 associated with compliance with the Sarbanes-Oxley Act of 2002.

Provision for income taxes for the six months ending June 30, 2005 totaled $39,000 compared to $15,850 from the same period in 2005. This increase is due to expected higher income in 2006 the Company will reach a higher income tax bracket.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is in crude oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations for the Six months ended June 30, 2006, ranged from a monthly low of approximately $5.00 per Mcf to a monthly high of approximately $12 per Mcf. Oil prices ranged from a monthly low of approximately $45 per barrel to a monthly high of approximately $70 per barrel. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. For the six months ended June 30, 2006, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $44,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer who also serves as Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer concluded that as of the end of such period, the Company's disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934. The Company also maintains an independent Audit Committee of the Board of Directors as part of its internal controls.

Changes in Internal Controls Over Financials Reporting

There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

ITEM 5. SUBSEQUENT EVENTS

  On July 22, 2006, the Company filed an 8-K dated July 21, 2006, reporting the sale of the significant assets in the Yorktown drilling program in Dewitt County, Texas. These assets reporting were sold to an unrelated independent oil and gas company for $255,000, which is approximately the Company's cost in this program. The Company retained its working interest in the Wiggins well and the Korth well in Dewitt County.

  On August 10, 2006, at a meeting of the Board of Directors of the Company, the Board accepted the resignation of Kelle Thomas as Corporate Secretary and elected Laura Cotton to this position.

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

(b) The following reports on Form 8-K were filed by Registrant during the quarter ended June 30, 2006**:

The Company filed a current report on Form 8-K on March 31, 2005 to announce that Causey Demgen and Moore, who had served as the Company's independent certified accountants since 1987, declined to stand for re-appointment due to restrictions imposed by section 208(a) of the Sarbanes Oxley Act of 2002, and the rules and regulations of the Securities and Exchange Commission that prohibit partners on the audit engagement team from providing audit services to the issuer for more than five consecutive years and from returning to audit services with the same issuer within five years. There was no disagreement with this firm on any accounting principles or practices. On April 12, 2006, Croff filed an amended 8-KA reporting this event. Both versions also contained the engagement of Ronald R. Chadwick, P.C. as the Company's new independent public accounting firm.

** Previously filed

.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: August 11, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

CROFF ENTERPRISES, INC.

Date: August 11, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: August 11, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: August 11, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: August 11, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: August 11, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer