Form 10-Q/A
period 2006-06-30
CROFF ENTERPRISES INC
filed 2006-08-16
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly and six month Period Ended June 30, 2006

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

There were 551,244 shares of common stock outstanding on August 1, 2006, exclusive of 69,399 common shares held in treasury stock.

CROFF ENTERPRISES, INC.

FORM 10-Q/A

For the Quarter and Six Months ended Ended June 30, 2006

Explanatory Note:

Management is filing this amended 10-Q/A to correct certain inadvertent minor errors in the 10Q for the quarterly and six month period ended June 30, 2006. None of these changes are material in nature or affect the financial statements.

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

CROFF ENTERPRISES, INC.
BALANCE SHEETS (Unaudited)

	December 31, 2005	June 30, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$902,257	$778,254
Accounts receivable	157,959	138,726

	1,060,216	916,980

Oil and natural gas properties, at cost, successful efforts method:	1,282,616	1,333,070
Accumulated depletion and depreciation	(535,330)	(559,830)

	747,286	773,240

Total Assets:	$1,807,502	$1,690,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$37,945	$31,131
Farmout agreement liability	300,621	--
Current portion of ARO liability	23,000	23,000
Deposit on sale of assets	--	100,000
Accrued liabilities	72,788	23,885

	434,354	178,016

Long-term portion of ARO liability	58,828	$61,761

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	--	--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	1,089,233	1,221,324
Common stock, $.10 par value
20,000,000 shares authorized, 620,643 shares issued and outstanding	62,064	62,064
Capital in excess of par value	155,715	155,715
Treasury stock, at cost, 69,399
issued and outstanding in 2005 and 2006	(107,794)	(107,794)
Retained earnings	115,102	119,134

	1,314,320	1,450,443

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,807,502	$1,690,220

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30			Six Months Ended June 30
	2005	2006		2005	2006
Revenues:
Oil and natural gas sales	$198,694		$209,032	$379,986	$435,106
Interest income	$--		$7,221	$--	$13,879
Other income	$5,473		$--	$18,610	$--

	$204,167		$216,253	$398,596	$448,985

Expenses:
Lease operating expense including production taxes	$116,097		$57,469	$162,763	$123,158
General and administrative	$47,518		$35,874	$88,778	$98,826
Overhead expense, related party	$12,697		$8,126	$24,697	$24,444
Accretion expense	$--		$1,467	$--	$2,934
Depletion and depreciation	$10,500		$12,000	$21,000	$24,500

	$186,812		$114,936	$297,238	$273,862

Pretax income (loss)	$17,355		$101,317	$101,358	$175,123
Provision for income taxes:	$8,000		$23,000	$15,850	$39,000

Net income (loss)	$9,355		$78,317	$85,508	$136,123

Net income applicable to preferred B shares:	$58,579		$76,682	$121,141	$132,091

Net income (loss) applicable to common shares	$(49,224)		$1,635	$(35,633)	$4,032

Basic and diluted net income (loss) per common share	$(0.09)	$	*	$(0.06)	$0.01

Weighted average common shares outstanding	$567,400		$551,224	$567,400	$551,224

* less than $0.01 per share

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2005 and the six months ended June 30, 2006
(Unaudited)
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Par Value	stock	Earnings

Balance at December 31, 2005	540,659	$1,089,233	620,643	$ 62,064	$155,715	$ (107,794)	$ 115,102
Net income for the six months ended June 30, 2006	--	--	--	--	--	--	136,123
Preferred Stock reallocation	--	132,091	--	--	--	--	(132,091)

Balance at June 30, 2006	540,659	$1,221,324	620,643	$ 62,064	$ 155,715	$ (107,794)	$ 119,134

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005 and 2006

(Unaudited)

	2005	2006
Cash flows from operating activities:
Net income	$85,508	$136,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and accretion	21,000	27,434
Changes in operating assets and liabilities:
Accounts receivable	(2,480)	19,232
Accounts payable	3,464	(6,814)
Accrued liabilities	7,145	(48,903)

Net cash provided by operating activities	114,637	127,072

Cash flows from investing activities:
Proceeds from sale of equipment	48,500	--
Acquisition of treasury stock	(2,362)	--
Deposit received for sale of assets	--	100,000
Acquisition of property leases and improvements	--	(50,454)

Net cash provided in investing activities	46,138	49,546

Cash flows from financing activities:
Costs incurred for the benefit of farmout agreement	--	(300,621)

Net cash (used) by financing activities	--	(300,621)

Net increase (decrease) in cash and cash equivalents	160,775	(124,003)
Cash and cash equivalents at beginning of period	257,667	902,257

Cash and cash equivalents at end of period	$418,442	$778,254

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

Croff’s business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company has no short-term or long-term debt outstanding. Over the last six years, the Company acquired an interest in three wells in Michigan, one well in Montana, six wells in Oklahoma and nine wells in Texas. In 2006 the Company has a small working interest in three wells being drilled in Wyoming and one scheduled in Utah. In 2004, the Company sold its Yorktown Re-entry Program to Tempest Energy Resources LP, retaining a 25% interest in the Area of Mutual Interest (AMI). The first re-entry well in this program was unsuccessful, and Tempest declined to participate in the balance of the acreage. In June, 2006, the Company reached an agreement to sell all of its assets in the Yorktown Program except a working interest in two leases. The sale was for approximately the Company’s cost in the program.

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

Provision for income taxes for the six months ending June 30, 2005 totaled $39,000 compared to $15,850 from the same period in 2005. This increase is due to expected higher income in 2006 which will cause the Company to reach a higher income tax bracket.

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

CROFF ENTERPRISES, INC.

Date: August 16, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

CROFF ENTERPRISES, INC.

Date: August 16, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: August 16, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: August 16, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: August 16, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: August 16, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer