Form 10-Q
period 2006-09-30
CROFF ENTERPRISES INC
filed 2006-11-09
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly and nine month Period Ended September 30, 2006

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

There were 551,244 shares of common stock outstanding on October 31, 2006, exclusive of 69,399 common shares held as treasury stock.

CROFF ENTERPRISES, INC.

FORM 10-Q

For the Quarter and Nine Months ended Ended September 30, 2006 (UNAUDITED)

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

CROFF ENTERPRISES, INC. BALANCE SHEETS (Unaudited)

	December 31, 2005	September 30, 2006
ASSETS:
Current Assets:
Cash and cash equivalents	$902,257	$1,018.560
Accounts receivable	157,959	131,855

	1,060,216	1,150,415

Oil and natural gas properties, at cost, successful efforts method:	1,282,616	1,294,500
Accumulated depletion and depreciation	(535,330)	(571,830)

	747,286	722,670

Total Assets:	$1,807,502	$1,873,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
Accounts payable	$37,945	$87,886
Farmout agreement liability	300,621	--
Current portion of ARO liability	23,000	23,000
Accrued liabilities	72,788	93,375

	434,354	204,261

Long-term portion of ARO liability	58,828	$63,228

Stockholders' equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	--	--
Class B Preferred stock, no par value
1,000,000 shares authorized, 540,659 shares issued and outstanding	1,089,233	1,296,682
Common stock, $.10 par value
20,000,000 shares authorized, 620,643 shares issued and outstanding	62,064	62,064
Capital in excess of par value	155,715	155,715
Treasury stock, at cost, 69,399
issued and outstanding in 2005 and 2006	(107,794)	(107,794)
Retained earnings	115,102	198,929

	1,314,320	1,605,596

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,807,502	$1,873,085

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2006	2005	2006
Revenues:
Oil and natural gas sales	$247,288	$231,180	$627,274	$666,286
Interest income	--	24,657	--	38,536
Other income	7,059	--	25,669	--
Gain on Sale of Asset	--	112,543	--	112,543

	254,347	368,380	652,943	817,365

Expenses:
Lease operating expense including production taxes	46,253	73.394	209,016	196,552
General and administrative	35,327	36,346	105,105	135,172
Overhead expense, related party	11,674	19,020	36,371	43,464
Accretion expense	7,640	1,467	7,640	4,401
Depletion and depreciation	12,000	12,000	33,000	36,500

	112,894	142,227	410,132	416,089

Pretax income (loss)	141,453	226,153	242,811	401,276
Provision for income taxes:	29,690	72,000	45,540	110,000

Net income (loss)	$111,763	$154,153	$197,271	$291,276

Net income applicable to preferred B shares:	95,551	75,358	216,692	207,449

Net income (loss) applicable to common shares	$16,212	$78,795	$(19,421)	$83,827

Basic and diluted net income (loss) per common share	$0.03	$0.14	$(0.03)	$0.15

Weighted average common shares outstanding	567,400	551,244	567,400	551,244

* less than $0.01 per share

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended December 31, 2005 and the nine months ended September 30, 2006
(Unaudited)
	Preferred B stock		Common stock		Capital in Excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Par Value	stock	Earnings

Balance at December 31, 2005	540,659	$1,089,233	620,643	$ 62,064	$155,715	$ (107,794)	$ 115,102
Net income for the nine months ended September 30, 2006	--	--	--	--	--	--	291,276
Preferred Stock reallocation	--	207,449	--	--	--	--	(207,449)

Balance at September 30, 2006	540,659	$1,296,682	620,643	$ 62,064	$ 155,715	$ (107,794)	$ 198,929

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005 and 2006

(Unaudited)

	2005	2006
Cash flows from operating activities:
Net income	$197,271	$291,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, and accretion	40,640	40,901
Loss on Abandonment	56,089	--
Gain on sale of assets	(14,173)	(112,543)
Changes in operating assets and liabilities:
Accounts receivable	(44,892)	26,104
Accounts payable	2,607	49,941
Accrued liabilities	37,078	20,587

Net cash provided by operating activities	274,620	316,439

Cash flows from investing activities:
Proceeds from sale of assets	48,500	210,550
Acquisition of property leases and improvements	(57,194)	(110,065)

Net cash provided in investing activities	(8,694)	100,485

Cash flows from investment activities:
Costs incurred for the benefit of farmout agreement	--	(300,621)

Net cash (used) by financing activities	--	(300,621)

Net increase (decrease) in cash and cash equivalents	265,926	116,303
Cash and cash equivalents at beginning of period	257,667	902,257

Cash and cash equivalents at end of period	$523,593	$1,018,560

 Supplemental disclosure of non-cash investing and financing activities:

During the nine month period end September 30, 2005, the Company purchased 1,500 shares of its common stock for $2,362 now included in the treasury.

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the three and nine month periods ended September 30, 2005 and 2006 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which report has been filed with the Securities and Exchange Commission. The Annual Report is available from the Company's website at www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

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

Croff's business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company has no short-term or long-term debt outstanding. Over the last six years, the Company acquired an interest in three wells in Michigan, one well in Montana, six wells in Oklahoma and nine wells in Texas. In 2006 the Company has a small working interest in three wells being drilled in Wyoming and one being drilled in Utah. In 2004, the Company sold its Yorktown Re-entry Program to Tempest Energy Resources LP, retaining a 25% interest in the Area of Mutual Interest (AMI). The first re-entry well in this program was unsuccessful, and Tempest declined to participate in the balance of the acreage. In June, 2006, the Company reached an agreement to sell all of its assets in the Yorktown Program except a working interest in two wells. The sale was for approximately the Company's cost in the program. Since the Company had written off part of its costs in 2005, the sale resulted in a gain reported in the third quarter of 2006.

During the last 12 months, the Company has been involved in seeking strategic alternatives to its previous business. On April 8, 2005, the Company announced that it would seek such strategic alternatives to attempt to enhance shareholder value and liquidity. Beginning in June and completed in August 2005, shareholders received a tender offer for their Preferred B shares from private companies owned by the Company's President and Chairman. Following the tender offer, the President and his affiliated companies own approximately 67% of the outstanding Preferred B shares of the Company. The Company continues to engage in negotiations intended to create more value and liquidity for its shareholders, which may result in the change of control and business of the Company. There is no assurance these negotiations will be successful.

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

Liquidity and Capital Resources

At September 30, 2006, the Company had assets of $1,873,085 and current assets totaled $1,150,415 compared to current liabilities of $204,261. The Company's current assets are the combinations of cash and cash equivalents and accounts receivable and the Company's current liabilities are a combination of accounts payable, asset recovery liability and accrued liabilities such as provision for income taxes. Working capital at September 30, 2006 totaled $946,154, an increase of 51% compared to $625,862 at December 31, 2005. The Company had a current ratio at September 30, 2006 of approximately 5:1. During the nine month period ended September 30, 2006, net cash provided by operations totaled $316,439, as compared to $274,620 for the same period in 2005. This increase was due to the gain on sale of the Panther Pipeline and the Edwards Dixel Gips lease in Dewitt County, Texas in 2006, and the write-off of a portion of the Dewitt County assets in 2005. The cost basis for the Panther pipeline was $40,000 and the cost basis in the Edwards Dixel Gips lease was $102,459, for a total of $142,459. The proceeds from the sale were $255,000 yielding a gross gain for this transaction of $112,543. The Company had no short-term or long-term debt outstanding at September 30, 2006. In December, 2005, the Company purchased 16,156 shares of its common stock at a cost of $24,643, which is included in the treasury at September 30, 2006.

The Company's plans for ongoing development, acquisition and exploration expenditures, and possible equity repurchases in excess of the Company's operating cash flows will depend entirely on the Company's ability to secure acceptable financing, and reasonably priced opportunities. Bank borrowings may be utilized to finance the Company's 2006 capital budget. In addition, the Company will utilize its internal operating cash flows. Future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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

Results of Operations

Three months ended September 30, 2006 compared to Three months ended September 30, 2005.

The Company had net income for the third quarter of 2006 which totaled $154,153 compared to net income of $111,763 for the same period in 2005. This increase in income in 2006 was primarily due to the gain on the sale of the leases in Dewitt County, Texas.

Revenues for the third quarter of 2006 totaled $368,380, a significant increase from revenue in the third quarter of 2005 of $254,347 primarily because of the gain from the sale of the Edward Dixel Grips lease in Dewitt County. Oil and natural gas sales for the third quarter of 2006 totaled $231,180, a 6.5% decrease from $247,288 in the same period in 2005. A decrease in oil prices and natural gas prices were the factors causing this decrease in oil and natural gas sales compared to the same period in 2005. Interest income rose from $7,059, which was categorized under Other income in the third quarter of 2005 to $24,657, which is categorized under Interest income in the third quarter of 2006. The Interest income increased because there was an increase in deposits and from the settlement of the Parry v. Amoco Production case. The Interest income attributable to the bank deposits is $10,804 and the Interest income received from the settlement totaled $13,853 yielding a combined total of $24,657.

For the third quarter of 2006, lease operating expenses, which include all production related taxes, totaled $73,394 compared to $42,253 incurred for the same period in 2005. In the third quarter of 2006, the Company participated in additional well workovers resulting in higher lease operating costs compared to the same period in 2005 in which the company had less workovers and remedial work. Estimated depreciation and depletion expense for the third quarter of 2006 were unchanged from the third quarter of 2005, at $12,000.

General and administrative expense, including overhead expense paid to a related party, for the third quarter of 2006, totaled $55,366 compared to $47,001 for the same period in 2005. The increase in the general and administrative expense and overhead is due to an increase in legal, accounting and annual report printing fees. Accretion expense for the Asset Retirement accrual was $7,640 in the third quarter of 2005 compared to $1,467 in the same period in 2006. The reason for this decrease is the Company established an accretion expense account in the third quarter of 2005, and accrued a higher amount to establish the reserve. The amount reflected in the third quarter of 2006 of $1,467 is the average quarterly amount of the accretion expense.

Provision for income taxes for the third quarter of 2006 totaled $72,000 compared to $29,690 from the same period in 2005. This increase is primarily attributable to an increase in net income for the quarter, which also results in a higher tax bracket.

Nine Months ended September 30, 2006 compared to the Nine months ended September 30, 2005.

Revenues for the nine months ended September 30, 2006, totaled $ 817,365, a 25% increase from the revenues of $652,943 at September 30, 2005. The increase is primarily due to the gain on the sale of the Edward Dixel Gips lease in Dewitt County, Texas. Revenue also increased from the settlement of the Parry v. Amoco Production case, in which the Company received disputed past natural gas revenue plus accrued interest. The amount of the settlement was $20,963 for the natural gas revenue and $13,852 for the interest that was due, yielding a combined total of $34,606. The Interest income for the nine months ending September 30, 2006 is attributable to bank deposits is $10,804, and Interest income received from the settlement totaled $13,853, yielding a combined total of $24,657. Other income in the nine months ending September 30, 2005 was $25,669, which includes sale of equipment, lease bonuses, and Interest income of $7,060.

Net income for the nine months ended September 30, 2006 totaled $291,276, and for September 30, 2005, totaled $197,271. This increase in net income was due to the gain on the sale of the Edward Dixel Gips lease in Dewitt County, Texas, and the settlement amount described in the previous paragraph. Other income in the quarter ending September 30, 2005 included Interest income which was listed separately in 2006. Lease bonuses were listed in Other income in 2005 and in oil & gas income in 2006.

Oil and gas sales for the nine months ended September 30, 2006, totaled $666,286 a 6% increase from the $627,274 for the same period in 2005. The increase in oil and gas sales in 2006 compared to 2005 is primarily attributed to a slightly larger number of producing assets in 2006.

Lease operation expense, which includes all production related taxes for the nine months ended September 30, 2006 totaled $196,552, a 6% decrease from $209,016 in 2005. Lease operating expenses decreased slightly because of the sale of leases which contributed to expenses in the third quarter of 2006. Depletion and depreciation expense for the nine months ended September 30, 2006 totaled $36,500 compared to $33,000 incurred in the nine months ending on September 30, 2005. This increase was due to the small increase in producing assets in 2006. Accretion expense for the Asset Retirement accrual was $7,640 in the third quarter of 2005 compared to $4,401 in the same period. This decrease occurred because in 2005 the Company established the asset retirement accruals and expensed the additional amount that needed to be expensed.

General and administrative expenses, including overhead expense paid to related party, for the nine months ended September 30, 2006 totaled $178,636 compared to $141,476 for the same period in 2005. The increase in general and administrative and overhead expenses is primarily attributed to the costs of the audit increasing, printing and other costs paid to related third parties, and the higher professional fees of the Company. Part of the increase in legal and accounting costs must be attributed to exploring strategic alternative proposals and in completing the due diligence related to the drafting and review of such proposals. The Company has also incurred additional costs during 2006 associated with compliance with the Sarbanes-Oxley Act of 2002.

Provision for income taxes for the nine months ending September 30, 2006 totaled $110,000 compared to $45,540 from the same period in 2005. This increase is due to expected higher income in 2006 which will cause the Company to reach a higher income tax bracket.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is in crude oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations for the Nine months ended September 30, 2006, ranged from a monthly low of approximately $5.00 per Mcf to a monthly high of approximately $12 per Mcf. Oil prices ranged from a monthly low of approximately $45 per barrel to a monthly high of approximately $70 per barrel. A decline in prices of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations. For the nine months ended September 30, 2006, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $66,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer, after consulting with the audit committee and legal counsel, concluded that as of the end of such period, the Company's disclosure control and procedures are effective in alerting management to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934. The Company also maintains an independent Audit Committee of the Board of Directors as part of its internal controls.

Changes in Internal Controls Over Financials Reporting

There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

ITEM 5. OTHER MATTERS

(a) The resignation of Mr. Edwin W. Peiker, Jr.:

Mr. Edwin W. Peiker, Jr. has elected not to stand for re-election to the Board of Directors. Mr. Harvey Fenster will be nominated to become a replacement director at the Company's annual meeting to be held on December 5, 2006. Certain biographical information about Mr. Fenster will be included in the Company's proxy material, being contemporaneously filed and distributed to shareholders.

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

(b) The following reports on Form 8-K were filed by Registrant during the quarter ended September 30, 2006**:

The Company filed a current report on Form 8-K on July 21, 2006 to announce the sale of significant assets in Dewitt County, Texas to Pool Natural Resources Corporation of Austin, Texas. Pool Natural Resources purchased Croff's lease for the price of $255,000. These assets included in the sale are as follows:

  The Eyhorn lease which includes a 20% working interest in the Edwards Dixel Gips well and Croff's interest in the Oscar Gips well.
  The Panther Pipeline, approximately 7.2 miles of natural gas pipeline, which Croff recently acquired from Panther Pipeline Ltd. Of Houston, Texas.

** Previously filed

.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: November 1, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

CROFF ENTERPRISES, INC.

Date: November 1, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: November 1, 2006	By:	/s/ Gerald L. Jensen
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

CROFF ENTERPRISES, INC.

Date: November 1, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report on form 10Q for the period ended September 30, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Croff Enterprises, Inc.

CROFF ENTERPRISES, INC.

Date: November 1, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
President,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Croff Enterprises, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald L. Jensen, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Report on form 10Q for the period ended September 30, 2006 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) I further certify to the best of my knowledge that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Croff Enterprises, Inc.

CROFF ENTERPRISES, INC.

Date: November 1, 2006	By:	/s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer