Form 10-K
period 2006-12-31
CROFF ENTERPRISES INC
filed 2007-03-28
CIK 25743

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

MARK ONE

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE TRANSITION PERIOD FROM N/A TO N/A

Commission File Number: 000-16731

CROFF ENTERPRISES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Utah	3773 Cherry Creek Drive North, Suite 1025 Denver, Colorado		80209
State of Incorporation	Address of principal executive offices		Zip Code

(303) 383-1555		87-0233535
Registrant’s telephone number, including area code		I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act: 0
Securities registered pursuant to Section 12(g) of the Act: 551,244-Common

	$0.10 Par Value	None
	Title of each class	Name of each exchange on which registered

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

As of March 1, 2007, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $635,000.

As of March 1, 2007, the Registrant had outstanding 551,244 shares of common stock (excludes 69,399 common shares held as treasury stock).

TABLE OF CONTENTS
		Page
	PART I

ITEM 1	BUSINESS:
	CURRENT EVENTS: CHANGE OF CONTROL AND SALE OF ASSETS	4

ITEM 2	PROPERTIES	13

ITEM 3	LEGAL PROCEEDINGS	20

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

	PART II

ITEM 5	MARKET FOR REGISTRANT’S SECURITIES, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20

ITEM 6	SELECTED FINANCIAL DATA	22

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	22

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	27

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURES	27

ITEM 9A	CONTROLS AND PROCEDURES	27

ITEM 9B	OTHER INFORMATION	28

	PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	28

ITEM 11	EXECUTIVE COMPENSATION	30

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	31

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	32

	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	32

SIGNATURES	34
EXHIBITS	35
CERTIFICATIONS PURSUANT TO THE
SARBANES-OXLEY ACT OF 2002	37

CROFF ENTERPRISES, INC.
Annual Report on Form 10-K
December 31, 2006

     PART I

ITEM 1.          BUSINESS

General

Croff Enterprises, Inc. (“Croff” or the “Company”) is an independent energy company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and natural gas leases. The Company’s principal activity is oil and natural gas production from non-operated properties. Croff’s business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company acquires and owns producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah and Wyoming. Over the past eleven years, the Company’s primary source of revenue has been oil and natural gas production from leases and producing mineral interests. Other companies operate all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. The Company presently participates as a working interest owner in 38 single wells and in 10 units of multiple wells. Croff holds small royalty interests in approximately 215 wells.

Summary of Current and Subsequent Material Events – Change of Control & Sale of Assets

Croff Enterprises, Inc. announced on December 12, 2006, a Stock Equivalent Exchange Agreement providing for the acquisition of the Taiyun Rongan Business Trading Company Limited, hereafter "TRBT", a Chinese corporation located in the city of Taiyun, Shanxi Province, in the People’s Republic of China. The stock equivalent Exchange Agreement (hereafter “exchange agreement”) provides for a change in control of Croff, a change in the business of Croff, and a new management team.

The essential provisions of the exchange agreement provide for Croff to issue over 11 million new common shares (92.5%) of its common stock to the shareholders of TRBT in exchange for the acquisition of 80% of the outstanding equity and ownership interest in TRBT by Croff. In the event of the completion and closing of the Exchange Agreement, Croff would own eighty percent (80%) of all of the issued and outstanding equity interest of TRBT. TRBT owns a seventy-six percent (76%) interest in six shopping malls located in or around the city of Taiyun, China which is located approximately 400 kilometers west of Beijing, China. As a result, Croff would own approximately sixty-one percent (61%) net interest in the shopping malls as its sole assets. At closing, TRBT shareholders will receive and own approximately 92.5% of the common shares of Croff and the Croff shareholders will continue to hold approximately 7.5% of the then issued and outstanding common shares of Croff.

As a provision of the exchange agreement, Mr. Gerald L. Jensen, Croff’s President, and his affiliated companies, the current principal shareholders of Croff, hereafter the “Croff Principals,” will, subject to shareholder vote, acquire 67.2% of all of the Preferred B Oil and Gas assets from Croff in exchange for the conveyance to Croff of the 67.2% of the Class B Preferred Shares currently held by these Croff Principals. The Croff Principals will exchange three hundred sixty three thousand five hundred thirty five (363,535) shares, or 67.2% of the class "B" shares outstanding, in exchange for 67.2% of the shares of a new subsidiary to which all of the oil and gas assets and related bank accounts of the Company will be transferred.

These class "B" preferred shares will be cancelled by the Company upon assignment. The Croff Principals will, concurrently, tender the sum of six hundred thousand dollars ($600,000) in cash to the Company, and assume all liabilities of the oil and gas assets, in exchange for the remaining 32.8% of the shares of the new subsidiary holding all of the Croff oil and gas assets.

Croff will then, as part of the exchange closing, convert all remaining preferred “B” shares held by the public, being approximately 32.8% of the issued and outstanding class of preferred “B” shares, to common shares on a ratio of two common shares for each class “B” preferred share cancelled. Upon the closing of the exchange transaction, all class “B” preferred shares will be cancelled and terminated of record, and all holders of Preferred “B” shares will receive two common shares in exchange. All class “B” preferred shareholders subsequent to closing will be deemed to hold common shares. As provided in the exchange agreement upon closing, the Company will have outstanding only common shares. The Company is authorized to pay a dividend of twenty cents per share to all common shareholders of record prior to closing. This would not include the new common shares to be issued to the preferred shareholders at closing. The exchange agreement also provides that the sum of $530,000 must remain in Croff at closing, after payment of all proxy and closing expenses, dissenting shareholder rights, and the dividend.

A majority of the preferred B shareholders must approve the sale of the Preferred B assets and a majority of the common must approve all the terms for the exchange agreement to be closed as outlined herein.

The exchange agreement is subject to the completion of standard due diligence by both entities, dissemination of a proxy statement, and a shareholders vote by Croff common shareholders and Preferred B Shareholders, whose vote must approve this transaction. As a result, all shareholders of record of Croff, subsequently or concurrently with the receipt of this 10-K, will be receiving more detailed information concerning this transaction, and the rights of shareholders, through the dissemination of proxy materials by Croff. The exchange agreement will not be closed until and unless the proxy solicitation is successfully completed.

If the transaction is closed, the shareholders will have elected a new Board of Directors nominated and designated by TRBT. The new Board will appoint new officers for the company. As a net result, the business of the company will be changed from oil and gas production to the acquisition, development, and management of retail properties in Taiyuan, China, including the initial six properties as identified. It is expected that the Company’s offices in the United States will be moved to the Los Angeles area from Denver, CO.

The exchange agreement will also require majority approval by the common shareholders to increase the authorized but unissued preferred “A” shares, no par, from five million shares to ten million shares. It also requires increasing the authorized common shares, $0.10 par, from 20 million to 100 million shares. Each Croff common shareholder will have the right to exercise dissenting shareholder rights and obtain cash in lieu of remaining as a common shareholder. These dissenting rights provisions will be more extensively set-out in the proxy materials to be sent to all shareholder of record. However, there is also a provision in the exchange agreement allowing TRBT to rescind the share exchange agreement if 17% or more of all Croff shareholders exercise dissenting shareholder rights.

The exchange agreement is anticipated to be approved since the principal shareholders currently hold a majority of the preferred “B” shares and the principal shareholders plus Mr. Julian D. Jensen, a director, hold a majority of the common shares. Each aspect of the exchange agreement generally described herein will be more fully discussed and analyzed in the proxy materials with dissenting shareholder rights to be sent to each shareholder of record prior to an annual meeting anticipated to be held in April or May of 2007. Further, any shareholder wishing to review the actual agreement may obtain a copy from the company without cost or download a copy from the company website at www.croff.com, or at the SEC website, at www.sec.gov under the 8-K Edgar filing of Croff dated December 14, 2006.

The exchange agreement was the subject of negotiations for nearly one year, following the initial proposal to Croff by TRBT to have Croff acquire TRBT. After initial discussions beginning in December, 2005, the President of Croff visited Taiyuan, China, in April 2006, and inspected the shopping malls and met with the officers, staff, and owners. The President also met with legal counsel in Beijing, China, to be briefed on the legalities of the transaction under Chinese law. Subsequently negotiations took place from April through November of 2006, with respect to all aspects of the transaction, resulting in the signing of the Exchange Agreement on December 12, 2006.

Other Current Events in 2006

The Company added non-operated working interests in Colorado, Wyoming, and Utah in 2006. The Company sold its principal oil and gas assets in DeWitt County, Texas. These interests were very small non-operated working interest participations.

In the third quarter of 2006, Croff sold the balance of its principal properties in the Yorktown Reentry Program in Dewitt County, Texas. Previously the Company had participated with Tempest Energy Resources, LP., in the Yorktown area. In June 2006, the company reached an agreement to sell all of its assets in the Yorktown program, except a working interest in two wells, one of which was commercial. The Company also attempted to sell these two wells but was unable to find a buyer. The sale of the principal assets included the Eyhorn Lease, including the 20% working interest in the Edward Dixel Gipps well. It also included the Panther Pipeline, approximately 7.2 miles of natural gas gathering line which Croff had acquired in 2006 from Panther Pipeline Limited of Houston, TX. The sale proceeds approximately equaled the Company’s cost in the DeWitt County program. Since the company had written off a portion of its cost in 2005, the sale resulted in a small gain reported in the third quarter of 2006. The Company agreed to sell its interest in the remaining two natural gas wells in Dewitt County, Texas, on or before the closing of the Exchange Agreement.

The Company participated in the drilling of the Shriners 2-10c5 Well in Duchesne County, Utah, which was drilled by El Paso during 2006. The well currently is being completed, but has not produced any revenue. Croff has a working interest of approximately 1.7% of this well and incurred costs of approximately $60,000. The Company also participated in a small interest in three natural gas wells in Lincoln County, Wyoming, which were drilled by Whiting Petroleum. These three natural gas wells were successful and began producing at the end of 2006. The Company also participated, in the fourth quarter of 2006, in the Long knife Well in Eastern Colorado. This well also was successfully completed as a natural gas producer with Croff retaining an approximate one-eighth working interest. Croff expects revenues for this well to begin in 2007.

There were also a number of small royalty interests which began paying revenues due to leases executed by Croff in earlier years on which new wells were drilled. The most significant of these wells were drilled in Uintah County, Utah by EOG Resources.

In 2006, two of the company’s long term directors resigned. Mr. Edwin Piker declined to stand for re-election at the Company’s annual meeting held on December 8, 2006. He was replaced by Mr. Harvey Fenster, a new Director. Mr. Dilworth Nebeker resigned just prior to the annual shareholders meeting, for which he was a candidate as director. The vacancy due to Mr. Nebeker’s resignation has not been filled, and is not intended to be filled if the closing on the exchange agreement with TRBT is completed this year. More information on these changes in the Board of Directors is found in Part III of this 10-K. All new oil and gas interests described in this section will be part of the class “B” preferred assets to be sold as part of the exchange agreement.

Strategic Direction of the Company - 2005

On April 8, 2005, Croff filed a Form 8-K stating that the Board of Directors had determined to review Croff’s strategic alternatives. The Board stated such a review may include the possible sale or merger of all or part of the Company or the possible sale or disposition of all or part of the assets. In undertaking this review, the Board stated two primary objectives. The first objective was to increase shareholder value. The second was to provide liquidity to shareholders. The Board formed a non-management committee of its Board, excluding Gerald L. Jensen, to review acquisition proposals including an expected proposal from Gerald L. Jensen personally and in conjunction with Jensen Development Company, and C. S. Finance L.L.C, companies wholly owned by Mr. Jensen.

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

2005 Tender Offer

On June 7, 2005, the non-management committee received a draft of an issuer tender offer from the Offerors. At a meeting of the Board of Directors on June 8, 2005, Mr. Gerald L. Jensen presented the issuer tender offer to the Board of Directors. On June 15, 2005, the Offerors filed with the SEC an issuer tender offer to all Preferred B shareholders for a cash purchase of $3 per share, for all shares of Preferred B stock not held by the Offerors.

The Offerors received comments from the SEC in response to the Issuer Tender Offer filed by them on June 15, 2005. The Offerors subsequently filed an Amended Third Party Tender Offer on June 29, 2005 and again on July 5, 2005. The non-management committee of the Board of Directors filed a Schedule 14D-9 with the SEC on July 6, 2005 on behalf of Croff. This Schedule included the position of the non-management committee to the Offer as follows: The non-management committee acting as the Board of Directors adopted the following resolution with respect to the Tender Offer: “The majority of the four Directors comprising the non-management committee of the Board of Directors believe that each Preferred B shareholder should decide whether or not to tender shares in this Tender Offer based upon their specific situation and investment objectives. Therefore, the non-management committee was neutral and made no recommendation for or against this Tender Offer.” Each Director on the non-management committee expressed in the SEC filings an inclination to tender all or part of their shares in this tender offer and subsequently did so.

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

Of the 11,190 shares tendered by the expiration of the tender offer, subject to delivery, all but 150 shares were delivered by the deadline established by the Offerors. During the tender offer, two Directors tendered all of their shares of Preferred B stock. After the tender offer, one Director, Richard Mandel sold the majority of his Preferred B shares for a note due in 2006; retaining 8,000 Preferred B shares. After the tender offer, one of the Directors, Julian Jensen, who had tendered approximately one-third of his shares, sold the balance of his Preferred B shares at the same price as offered for the tender offer for notes payable during 2006 and 2007. These Additional purchases after the tender offer, by C.S. Finance L.L.C. totaled another 33,418 Preferred B shares, of which 21,663 Preferred B shares were purchased from Julian Jensen, and of which 7,702 shares were purchased from Richard Mandel for the tender offer price. To date, the number of Preferred B shares collectively owned by Gerald L. Jensen, C.S. Finance L.L.C., and Jensen Development Company total 67.2% of the Preferred B shares. The holders of approximately 94,394 Preferred B shares were not located during the tender offer.

Yorktown Re-entry Program

In 2005, the Company continued to participate in the development of oil and gas leases in Dewitt County, Texas. Croff contributed the bulk of its Dewitt leases to a participation agreement with Tempest Energy Resources L.P., for an area of mutual interest in late 2004. Croff and Tempest first drilled the Helen Gips #1 well, which was unsuccessful. The Helen Gips #1 well was plugged and abandoned in 2005, and the Company incurred a loss of $52,638. Tempest and Croff purchased another lease on which there was an existing re-entry well, and an existing producing well, the A.C. Wiggins. The companies’ refraced (fracture or frac refers to the process by which a formation is subject to mechanical or chemical treatment to induce or enhance production) the Wiggins well in 2005 and it is currently producing approximately 50 Mcf per day. The working interest in the Wiggins well is held 75% by Tempest and 25% by Croff. In 2005, Tempest informed Croff that it would not exercise its option, pursuant to the participation agreement, to acquire the additional Croff acreage in Dewitt County. Croff then re-leased certain leases in the former area of mutual interest. In December 2005, Croff prepared a re-entry well, the Dixel Gips, on a portion of its acreage and farmed out this wellbore and acreage, retaining a 20% carried interest through the drilling and completion phase. Croff then agreed to pay its 20% share of production and equipment costs after completion. The Dixel Gips well was completed by Pool Operating Company in the first quarter of 2006, and Croff’s position was then sold, as described above under other Current Events in 2006.

Oil and Natural Gas Reserves

During 2006, the estimated value of the Company’s discounted future net cash flow from proved reserves decreased from $2,838,910 at December 31, 2005 to $2,585,000 at December 31, 2006. This decrease was due to a drop in the Company’s average crude oil price from $55.93 per barrel on December 31, 2005, to $51.95 per barrel on December 31, 2006, and a drop in its average natural gas prices from $7.93 per Mcf on December 31, 2005 to $6.36 per MCF on December 31, 2006. During 2005, the estimated value of the Company’s discounted future net cash flows from proved reserves increased from $1,642,805 at December 31, 2004, to $2,838,910, an increase of $1,196,105 or 72%. This increase in the estimated value of the Company’s discounted future net cash flows was the result of much higher prices at December 31, 2005 as compared to December 31, 2004.

The December 31, 2006 valuation reflected average wellhead prices of $6.36 per Mcf and $51.95 per barrel, while the December 31, 2005 valuation reflected average wellhead prices of $7.93 per Mcf and $55.93 per barrel. At December 31, 2006, approximately 61% of the Company reserve values were from oil. The

Company's proven oil reserves as of December 31, 2006 and 2005 were estimated at 87,116 barrels and 77,696 barrels respectively. During 2006, the Company had production of 7,888 barrels of oil compared to production of 7,630 barrels during 2005. The Company’s proven natural gas reserves as of December 31, 2006 and 2005 were estimated at 443,227 Mcf and 385,811 Mcf, respectively. During 2006, the Company had production of 59,452 Mcf of natural gas compared to production of 59,403 Mcf of natural gas during 2005. The Company’s December 31, 2006, reserve study included an overall increase in the Company’s estimated proven natural gas reserves of 57,416 Mcf and an upward revision of proven oil reserves of 9,420 barrels. The natural gas revisions were primarily in the four corners leases in Colorado, and additional natural gas wells in Utah. The oil increases were from new wells in Utah, and reevaluation of oil wells in Michigan.

Revenues from oil and natural gas sales for 2006 totaled $842,400. Net income for 2006 was $373,015. Cash provided from operations before tax in 2006 totaled $483,015. The Company’s cash flow from operations is highly dependent on oil and natural gas prices. Capital expenditures for 2006 totaled $57,746 and were primarily attributable to participation in new wells in Utah, Colorado, and Wyoming. The Company had no short-term or long-term debt outstanding at December 31, 2006.

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

In 1996, the Company created a class of Preferred B stock to which the perpetual mineral interests and other oil and natural gas assets were pledged. Thus, the Preferred B stock represents the majority of the Company’s oil and natural gas assets, exclusive of the Company’s prior interests which were held in Dewitt County, Texas. The Preferred B share assets consist of all oil and natural gas assets not located in Dewitt County, Texas, the Preferred B savings account and the checking account, and the receivables and liabilities related thereto. The common share assets consist of the remaining oil and gas assets in Dewitt County, Texas, the common stock savings and checking accounts, and the balance of the Company’s assets Each common shareholder, as of the February 28, 1996 record date, received one Preferred B share for each common share held, at the time of this restructuring of the capital of the Company. Subsequent to this date, the Company’s securities have been separately traded. The Company’s common stock is listed and occasionally traded on the Over the Counter Bulletin Board (www.otcbb.com) under the symbol “COFF”. The Preferred B shares have limited trading in private transactions. There are currently one million Preferred B shares authorized and 540,659 issued and outstanding. All oil and gas assets presently remaining in the company as of the date of this report are pledged to the preferred “B” shares, except for non-operated working interests in two wells and equipment in Dewitt County, Texas.

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

Major Customers

Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006

Jenex Petroleum Corp., a related party	18.1%	25.8%	14.2%
Merit Energy	14.4%	20.1%	18.1%
Sunoco, Inc.	11.9%	12.4%	14.7%

Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

Financial Information About Industry Segments

The Company’s operations presently consist of a single business, oil and natural gas production. During previous years the Company has generated revenues through the sale or leasing of oil and natural gas leasehold interests; however, no significant revenues were generated from this source for the last six years. If the exchange agreement with Taiyuan Rongan Business Trading Company Limited closes, the Company will still operate in a single business sector, which will be commercial real estate.

Government Regulation

The Company’s operations are affected by political developments and by federal, state and local laws and regulations. Legislation and administrative regulations relating to the oil and natural gas industry are periodically changed for a variety of political, economic, environmental and other reasons. Numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties and sanctions for failure to comply. The regulatory burden on the industry increases the cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

In the past, the federal government has regulated the prices at which oil and natural gas could be sold. Prices of oil and natural gas sold by the Company are not currently regulated, but there is no assurance that such regulatory treatment will continue indefinitely into the future. Congress, or in the case of certain sales of natural gas by pipeline affiliates over which it retains jurisdiction, the Federal Energy Regulatory Commission (“FERC”) could re-enact price controls or other regulations in the future.

In recent years, FERC has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. FERC’s regulatory programs allow more accurate and timely price signals from the consumer to the producer and, on the whole, have helped natural gas become more responsive to changing market conditions. To date, the Company believes it has not experienced any material adverse effect as the result of these initiatives. Nonetheless, increased competition in natural gas markets can and does add to price volatility and inter-fuel competition, which increases the pressure on the Company to manage its exposure to changing conditions and position itself to take advantage of changing markets. Additional proposals are pending before Congress and FERC that might affect the oil and natural gas industry. The oil and natural gas industry has historically been heavily regulated at the federal level; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.

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

Environmental Matters

The Company’s operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the federal Environmental Protection Agency (“EPA”) issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties and sanctions for failure to comply. These laws and regulations will require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and natural gas industry increases the cost of doing business and therefore affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company’s operations and financial position, as well as the industry in general.

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

Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include but are not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-K.

Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by geological and reservoir engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions could change the schedule of any further production and/or development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered.

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

Fluctuations in Profitability of the Oil and Natural Gas Industry

The oil and natural gas industry is highly cyclical and historically has experienced severe downturns characterized by oversupply and weak demand. Many factors affect our industry, including general economic conditions, international incidents (politics, wars, etc.) consumer preferences, personal discretionary spending levels, interest rates and the availability of credit and capital to pursue new production opportunities. It is possible that the oil and natural gas industry will experience sustained periods of decline in the future. Any such decline could have a material adverse affect on our business.

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

All of the above risk factors and other information on oil and natural gas properties could change in the event the TRBT exchange agreement is adopted. If the exchange agreement, which is discussed under, “Summary of Current Events – Change of Control and Sale of Assets,” in Item 1 of this report, is adopted, the Company will exchange and then sell all of its oil and gas assets. The oil and gas assets, which are pledged to preferred “B” shares will be exchanged for cancellation of all preferred “B” shares. The foregoing analysis will then become irrelevant to the future operations of the Company.

Corporate Offices and Employees

The corporate offices are located at 3773 Cherry Creek Drive North, Suite 1025, Denver, Colorado 80209. The Company is not a party to any lease, but during 2006 paid Jenex Petroleum Corporation, which is owned by the Company’s President, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company’s expenses for these services were $48,000, $50,554, and $49,872 for the years ended 2004, 2005, and 2006, respectively. Although these transactions were not a result of “arms length” negotiations, the Company’s Board of Directors believed the transactions are reasonable.

The Company currently has four (4) directors. One director slot of the normal five directors authorized by the bylaws is currently unfilled. The Company has one employee, the President, and three part-time contract workers, one of which is also an officer. The contract workers are provided to the Company as part of its office overhead agreement. The President and the contract workers work from the Company’s corporate offices. None of the Croff staff is represented by a union.

Foreign Operations and Subsidiaries

The Company has no foreign operations, exports, or subsidiaries at present. It is anticipated the share exchange agreement with TRBT will be approved, in which event the Company’s primary operations will be the operation of shopping malls in China. Please see Change of Control and Sale of Assets in Item 1 of this 10-K report for more information on this transaction.

ITEM 2.          PROPERTIES

Present Activities

In the third quarter of 2006, Croff sold the balance of its principal properties in the Yorktown Reentry Program in Dewitt County, Texas. Previously the Company had participated with Tempest Energy Resources, LP., in the Yorktown area. In June 2006, the company reached an agreement to sell all of its assets in the Yorktown program except a working interest in two wells, one of which was commercial. The Company also attempted to sell these two wells but was unable to find a buyer. The sale of the principal assets included the Eyhorn Lease, including the 20% working interest in the Edward Dixel Gipps well. It also included the Panther Pipeline, approximately 7.2 miles of natural gas gathering line which Croff had acquired in 2006 from Panther Pipeline Limited of Houston, TX. The sale proceeds approximately equaled the Company’s cost in the DeWitt

County program. Since the Company had written off a portion of its cost in 2005, the sale resulted in a small gain reported in the third quarter of 2006. The Company agreed to sell its interest in the remaining two wells in Dewitt County, Texas, on or before closing of the Exchange Agreement.

The Company participated in the drilling of the Shriner 2-10 Well in Duchesne County, Utah, which was drilled by El Paso during 2006. The Company also participated in a very small interest in three natural gas wells in Lincoln County, Wyoming. The Company also participated, in the fourth quarter of 2006, in the Longknife Well in Eastern Colorado. These participations are more particularly described under “Drilling Activities,” below.

There were also a number of small royalty interests which began paying revenues due to leases executed by Croff in earlier years on which new wells were drilled. None of these wells has a material effect upon revenue or net income.

During 2005, the Company was informed that Tempest Energy Resources, hereafter “Tempest,” pursuant to its 2004 Participation Agreement, declined to participate further in the re-entry program in Dewitt County, Texas. Tempest’s decision followed the determination that the Helen Gips #1 well was non-commercial and, and subsequently, it was plugged and abandoned. In early 2005, Croff, along with Tempest, acquired the Wiggins lease which was not included in the Participation Agreement. This lease has an existing producing well, the Wiggins, as well as one re-entry well, the Gansow. The Company owns a 25% working interest in this lease and Tempest owns the remaining 75%. Tempest and Croff participated in a refrac of the Wiggins well into the Wilcox zone during 2005. This well is currently producing 45-50 Mcf per day of natural gas.

After Tempest had withdrawn from the re-entry program, Croff re-leased several leases for a farmout agreement for the re-entry of the Dixel Gips well. The Company provided the leases, the re-entry wellbore, geological, engineering, and other wellsite improvements for a 20% working interest, carried through completion. Under the Farmout Agreement, the Farmees pay for drilling and completion and all parties, including Croff, pay for production and equipment. The Dixel Gips well was completed in the first quarter of 2006. Croff subsequently purchased a gas gathering system in Dewitt County, and then sold all of these assets in the third quarter of 2006.

In 2004, Croff and Tempest Energy Resources L.P. had entered into a Prospect Participation Agreement which established an area of mutual interest, to participate in the development of the leases around Yorktown in Dewitt County, Texas. The Agreement outlined the Parties intent to potentially develop an area containing approximately 830 acres with eight re-entry prospects, as well as potential new drilling locations. Because Tempest chose not to exercise its options on the remaining acreage following the plugging and abandoning of the Helen Gips well, and Croff subsequently sold its leases, this Agreement is no longer material.

Drilling Activities

The Company participated in the drilling of the Shriner 2-10 Well in Duchense County, Utah, which was drilled by El Paso during 2006. The well currently is being completed, but has not produced any revenue. Croff has a working interest of approximately 1.7% of this well and incurred costs of approximately $60,000. The Company also participated in a very small interest in three natural gas wells in Lincoln County, Wyoming, which were drilled by Whiting Petroleum. These three natural gas wells were successful and began producing at the end of 2006. The Company expects payout within 30 months. The Company also participated, in the fourth quarter of 2006, in the Longknife Well in Eastern Colorado. This well was also successfully completed as a natural gas producer with Croff retaining an approximate one-eighth working interest. Croff expects revenues for this well to begin in 2007. There were also a number of small royalty interests which began paying revenues due to leases executed by Croff in earlier years on which new wells were drilled. The most significant of these were six natural gas wells drilled in the Green River formation in Uintah, County, Utah.

The Company re-entered the Helen Gips #1 well in DeWitt County, Texas, and re-completed the wellbore to the Wilcox formation during 2004. The Helen Gips #1 well was not commercial and was plugged and abandoned by Tempest in 2005.

The Company owns 25% of the Wiggins well and Tempest owns 75%. This well was fractured in the Wilcox formation in 2005. It is presently producing approximately 45 mcf per day of natural gas.

Delivery Commitments

For the years ended December 31, 2006 and 2005, the Company had no delivery commitments with respect to the production of oil and natural gas. The Company is unaware of any arrangements pertaining to any delivery commitments on royalty wells.

General

The Company’s “Developed acreage” consists of leased acreage spaced or assignable to production on wells having been drilled or completed to a point that would permit production of commercial quantities of oil or natural gas. The Company’s “Gross acreage” is defined as total acres in which the Company has an interest; “Net acreage” is the actual number of mineral acres owned or leased by the Company. Most developed acreage is held by production. The acreage is concentrated in Alabama, Michigan, New Mexico, Oklahoma, Texas, and Utah and is widely dispersed in Colorado, Michigan, Montana, North Dakota, and Wyoming.

During 2006, the Company produced approximately 59,452 Mcf of natural gas and 7,888 barrels of crude oil. The Company’s production averaged approximately 163 Mcf of natural gas per day and approximately 21 Bbl of oil per day. The Company’s average daily production during 2005 was 159 Mcf of natural gas and 21 Bbl of oil. “Proved developed” oil and natural gas reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods. “Proved undeveloped” oil and natural gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relative major expenditure is required for re-completion.

The quantities and values in the tables that follow are based on average prices over the year 2006, which averaged, over the 2006 year, were approximately $52.92 per barrel of oil and approximately $5.84 per Mcf of natural gas, or in some cases, constant prices in effect at December 31, 2006. The prices used in the Company’s 2006 reserve study used December 31, 2006, prices of $51.95 per barrel of oil and $6.36 per Mcf of natural gas. Higher prices increase reserve values by raising the future net revenues attributable to the reserves and increasing the quantities of reserves that are recoverable on an economic basis. Price decreases have the opposite effect.

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

The present values shown should not be construed as the current market value of the reserves. The quantities and values shown in the tables that follow are based on oil and natural gas prices in effect on December 31, 2006. The value of the Company’s assets is in part dependent on the prices the Company receives for oil and natural gas, and a decline in the price of oil or natural gas could have a material adverse effect on the

Company’s financial condition and results of operations. The 10% discount factor used to calculate present value, which is specified by the Securities and Exchange Commission (the “SEC”), is not necessarily the most appropriate discount rate, and present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. The calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things, general and administrative costs.

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

An independent petroleum engineering firm compiled the proved oil and natural gas reserves and future revenues as of December 31, 2004, 2005 and 2006 for the Company’s oil and natural gas assets. Since December 31, 2006, the Company has not filed any estimates of its oil and natural gas reserves with, nor was any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission.

For additional information concerning oil and natural gas reserves, see Supplemental Information - Disclosures about Oil and Natural Gas Producing Activities - Unaudited, included with the Financial Statements filed as a part of this report.

The following table sets forth summary information with respect to estimated proved reserves at December 31, 2006.

ESTIMATED PROVED RESERVES
As of December 31, 2006

	Net Oil	Net Natural Gas	Pre-Tax Present
Area	(Bbls)	(Mcf)	Value 10%
Alabama	-	1,335	$3,075
Colorado	-	101,941	277,945
Michigan	58,739	126,508	1,237,211
Montana	2,258	-	25,684
New Mexico	152	76,031	256,954
North Dakota	6,857	3,788	78,185
Oklahoma	1,405	53,160	134,333
Texas	329	10,754	35,650
Utah	9,153	54,123	358,617
Wyoming	8,223	15,587	159,622
Total	87,116	443,227	$2,567,276

The following table sets forth summary information with respect to oil and natural gas production for the year ended December 31, 2006.

STATE GEOGRAPHIC DISTRIBUTION OF NET PRODUCTION

	Net Oil	Net Natural Gas
State	(Bbls)	(Mcf)
Alabama	-	125
Colorado	41	12,323
Michigan	4,571	7,429
Montana	152	-
New Mexico	182	7,337
North Dakota	636	215
Oklahoma	270	15,582
Texas	110	4,111
Utah	1,465	10,027
Wyoming	461	2,765
Total	7,888	59,915

The following table sets forth summary information with respect to the Company’s estimated number of productive wells as of December 31, 2006.

PRODUCTIVE WELLS AND ACREAGE (1) (2) (3)
As of December 31, 2006

		Gross Natural			Net Natural
	Gross Oil	Gas		Net Oil	Gas	Net Acreage
Area	Wells(2)	Wells(2)		Wells	Wells	with Production

Alabama	-	2		-	.01	10
Colorado	1	13.04			.02	40
Michigan	3	33.98			.19	188
Montana	1	-		.05	-	5
New Mexico	1	57	(3)	.01	.03	55
North Dakota	10	6.12			.12	38
Oklahoma	3	8.25			1.28	173
Texas	3	11.38			.38	160
Utah	121	36.22			.19	730
Wyoming	11	5.14			.18	240
Total	154	171		2.19	2.40	1,639

The Company’s “Gross Wells” are defined as the total number of wells in which the Company has any interest. “Net Wells” are defined as the Company’s total aggregate percentage of interest in all wells in that state. “Net acreage” is the actual number of acres in the producing well unit multiplied by the Company’s percentage interest in that acreage, listed by state.

(1)	This chart contains estimates associated with small mineral interests and small leases.

(2)	A well is included twice if it produces both oil and natural gas, so the actual total gross wells are less than the number shown.

(3)	These natural gas wells in New Mexico also produce some condensate.

The following table sets forth summary information with respect to the Company’s undeveloped acreage as of December 31, 2006.

UNDEVELOPED ACREAGE
As of December 31, 2006

	Total Undeveloped Acreage
Area	Proven		Unproven
	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	80	7	600	40
Montana	-	-	3,800	250
Texas	160	60	160	40
Utah	8,000	140	102,000	3,300

Oil and Natural Gas Mineral Interests and Royalties

The Company owns perpetual mineral interests which total approximately 3,300 net mineral acres, of which approximately 1,100 net acres are producing. The mineral interests are located in 102,000 gross acres primarily in Duchesne, Uintah, Carbon and Wasatch Counties in Utah, and approximately 40 net mineral acres in La Plata County, Colorado, and San Juan County, New Mexico.

The Company continues to execute new leases or renewals on its perpetual mineral interests. In 2006, the Company executed new leases on its acreage in Duchesne and Uintah County, Utah. The amount of new leasing activity during 2005 and 2006 was not significant. In 2006, the Company elected to participate in the drilling of a well in Duchesne County, Utah, with El Paso Production Company based on the Company’s mineral ownership in the proposed location. In 2005, new wells were drilled on the recent leases in Uintah County by EOG Resources, Inc. In November and December 2004, the Company leased about 100 net acres in Duchesne and Uintah County, Utah.

As of December 31, 2006, the Company was receiving royalties from approximately 216 producing wells, primarily in the Bluebell-Altamont field in Duchesne and Uintah Counties, Utah and from coal bed methane wells in the four corners region of Colorado and New Mexico. Royalties also were received from scattered interests in Alabama, Michigan, Texas, and Wyoming.

Oil and Natural Gas Working Interests

The Company has sought to increase its production of oil and natural gas through the purchase of producing leases. The Company believes, in general, that it is able to purchase working interests at a more reasonable price than royalty interests. A working interest requires the owner to pay its proportionate share of the costs of producing the well, while a royalty is paid out of the revenues without a deduction for the operating costs of the well. When oil or natural gas prices drop, the proportion of the revenues going to pay the expense of operating the well increases, and when oil and natural gas prices are rising, expenses decrease as a percentage of total revenues. The Company’s purchases of working interests are intended to increase oil and natural gas production over time. The Company also participates in new wells as a royalty owner. A royalty owner generally receives a smaller interest, but does not share in the expense of drilling or operating the wells.

AVERAGE SALES PRICES AND PRODUCTION COST

     The following table sets forth summary information with respect to the Company’s approximate average sales price per barrel (oil) and per Mcf (1000 cubic feet of natural gas), together with approximate average production costs for units of production for the Company’s production revenues by geographic area for the last three years.

			AVERAGE SALES PRICES AND PRODUCTION COST
				Past Three Years by Geographic Area
	Average Sales Price*							Average Production Cost*

	2006		2005		2004		2006		2005		2004
		Natural		Natural		Natural		Natural		Natural		Natural
Geographic Area	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas

Alabama	$ -	$7.23	$ -	$9.38	$ -	$6.10	$ -	$1.56	$ -	$1.30	$ -	$2.24

Colorado	$71.12	$5.46	$58.33	$6.69	$36.01	$5.05	$15.50	$.55	$ 14.76	$0.23	$16.64	$1.11

Michigan	$58.38	$7.34	$53.56	$8.29	$38.80	$6.10	$23.20	$1.12	$26.79	$0.92	$16.91	$2.82

Montana	$61.82	$ -	$56.40	$ -	$40.45	$ -	$26.43	$ -	$29.55	$ -	$24.30	$ -

New Mexico	$61.26	$6.80	$53.14	$7.02	$40.26	$4.73	$16.10	$.48	$15.00	$0.02	$3.12	$0.52

North Dakota	$55.78	$4.78	$52.16	$4.98	$39.25	$2.12	$18.20	$2.10	$17.18	$2.08	$10.60	$1.63

Oklahoma	$50.17	$5.42	$54.05	$6.44	$38.20	$4.66	$22.17	$2.32	$18.96	$2.21	$10.46	$1.74

Texas	$61.53	$6.88	$54.61	$7.98	$39.58	$5.33	$14.05	$1.84	$6.71	$1.28	$7.27	$7.27

Utah	$58.51	$5.04	$53.92	$6.38	$40.42	$5.07	$2.90	$.60	$3.13	$0.25	$ 6.70	$1.12

Wyoming	$51.26	$6.38	$48.40	$7.05	$34.73	$4.64	$9.83	$1.30	$8.66	$1.28	$10.03	$1.67

(*)	States with higher production from Croff’s royalty interests such as New Mexico and Utah, reflect a lower average production cost per barrel or Mcf. During 2006 and 2005, different grades of crude oil traded at greater spreads than in prior years. Sour crude traded at a greater discount to sweet crude, and Wyoming and Utah Sweet fell in price, compared to west Texas intermediate.

ITEM 3.          LEGAL PROCEEDINGS

            The Company is not a party to any legal actions.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2006, the annual meeting of shareholders was held. The shareholders elected the five board members listed in the proxy, ratified Ronald Chadwick as a new independent auditor of the Company, and authorized the President to execute the Acquisition Agreement with TRBT. Following the shareholders meeting, the Board accepted Dilworth Nebeker’s resignation from the Board of Directors, which had been previously submitted.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S SECURITIES, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the Over The Counter Electronic Bulletin Board (www.otcbb.com) under the symbol “COFF”. The Company has authorized 20,000,000 shares of common stock, of which only 551,244 shares are outstanding to 1,154 shareholders. The Company has authorized Preferred B stock of which 540,659 is issued and outstanding. The Preferred B shares also have an extremely limited market, but have been traded from time to time through a clearinghouse held by the Company on its website, or in private transactions. The Company acts as its own transfer agent with respect to these Preferred B shares. Shareholders interested in buying or selling Preferred B shares may contact the Company, which will provide information about the buyers and sellers. The Company posts its SEC filings on the Croff website at www.croff.com.

During the year ended December 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, which were cancelled. In December 2005, the Company purchased on the Over-The-Counter-Bulletin-Board (“OTCBB”) 16,156 shares of its common stock for $24,643 and included in Treasury stock at December 31, 2005. The Company has not repurchased any additional shares of its common stock since December 2005. The total number of common shares in the Treasury as of December 31, 2006 was 69,399.

The trading range for 2004 through 2006 is shown for common shares and preferred B shares as a guide to as to what transactions have either taken place or of which the Company is aware of or the high and low bid or asking price.

COMMON SHARES —	551,244 SHARES OUTSTANDING FOR 2005 - (The following data is generated from limited trades on the Over-The-Counter Bulletin Board including purchases by the Company’s management.)

BID RANGE	Year	Calendar Quarter	Low	High
	2004:	First Quarter	$ .55	$1.10
		Second Quarter	$ .25	$1.60
		Third Quarter	$1.75	$1.80
		Fourth Quarter	$1.01	$2.20
	2005:	First Quarter	$1.40	$1.80
		Second Quarter	$1.20	$1.50
		Third Quarter	$1.45	$2.00
		Fourth Quarter	$1.25	$1.85

2006:	First Quarter	$1.40	$1.75
	Second Quarter	$1.50	$2.40
	Third Quarter	$1.50	$2.00
	Fourth Quarter	$1.60	$3.00

As of December 31, 2006, there were approximately 1,110 holders of record of the Company’s common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

PREFERRED “B” SHARES-		540,659 SHARES OUTSTANDING - (The following data is generated
		solely from private transactions, internal purchases by the Company, or the
2005 tender offer described in Part I, Item 1)

BID RANGE	Year	Calendar Quarter	Bid	Asked
	2004:	First Quarter	$1.05	$1.05
		Second Quarter	No Trading	No Trading
		Third Quarter	No Trading	No Trading
		Fourth Quarter	No Trading	No Trading
	2005:	First Quarter	No Trading	No Trading
		Second Quarter	$2.80	$3.00
		Third Quarter	$3.00	$3.00
		Fourth Quarter	$3.00	$3.00
	2006:	First Quarter	$3.00	$3.00
		Second Quarter	$3.00	$3.00
		Third Quarter	$3.00	$3.00
		Fourth Quarter	$3.00	$3.00

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

In 2005, the Preferred B shareholders of Croff received a Tender Offer from Jensen Development Company and CS Finance L.L.C., (“Offerors”) two companies wholly owned by Gerald L. Jensen, Chairman, President, and CEO of Croff. The Offerors offered to purchase all outstanding Preferred B shares, not owned by the Offerors for $3 per share. The tender offer was subsequently amended before its conclusion on August 19, 2005. The Offerors reported the results of the tender offer to the SEC on August 29, 2005. The Offerors reported that the depository, American National Bank, had received a total of 75,050 Shares tendered and not withdrawn prior to the expiration of the Offer, including 11,190 Shares tendered subject to delivery. The tendered shares represent approximately 13.9% of the outstanding Class B Preferred stock of Croff Enterprises, Inc. The Offerors accepted and approved for payment all of the tendered shares at $3.00 per share for a total of $225,150. The Offerors acquired additional shares of Preferred B stock through independent stock purchases after the conclusion of the tender offer. Offerors currently hold 363,535 Preferred B shares, or 67.2% of the total Preferred B shares. Please see 2005 Tender Offer under Item 1, for a more complete description of these transactions.

ITEM 6.           SELECTED FINANCIAL DATA

The following table presents selected historical financial data of the Company for the five-year period ended December 31, 2006. Future results may differ substantially from historical results because of changes in oil and natural gas prices, production increases or declines and other factors. This information should be read in conjunction with the Financial Statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented below, Item 7.

STATEMENT OF OPERATIONS DATA
	Year Ended December 31,

	2002	2003	2004	2005	2006
Operations
Oil and Natural Gas	$286,602	$392,564	$ 608,132	$934,525	$842,400
Other Revenues	$28,726	$ 23,362	$(31,970)	$33,560	$162,874
Expenses	$216,416	$321,817	$434,046	$678,198	$632,259
Net Income	$98,912	$94,109	$142,116	$289,887	$373,015
Per Common Share(1)	$.04(1)	$.01(1)	$(0.13) (1)	$(0.05) (1)	$0.15 (1)
Working capital	$419,475	$336,471	$330,243	$625,862	$995,498
Dividends per share	NONE	NONE	NONE	NONE	NONE

BALANCE SHEET DATA
Total assets	$753,212	$898,221	$1,088,553	$1,807,502	$1,867,161
Long-term debt**	--	--	--	--	--
Stockholders’ equity	$736,408	$866,112	$1,051,438	$1,314,320	$1,687,335

** There were no long-term obligations from 2002-2006.

(1)	The Company allocates its net income between preferred B shares and common shares; accordingly, net income (loss) applicable to common shares varies from a fixed ratio to net income, depending on the source of income and expenses. See attached financials statement for further detail.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Financial Statements and the uncertainties that it could impact our results of operations, financial condition and cash flows. The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proven reserves. If an exploratory well does not result in reserves, the capitalized costs of drilling the well, net of any salvage, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive. Impairments are recorded when management believes that a property’s net book value is not recoverable based on current estimates of expected future cash flows. The Company provides for depreciation and depletion of its investment in producing oil and natural gas properties on the unit-of-production method, based upon estimates of recoverable oil and natural gas reserves from the property. The Company designated its marketable equity securities as “securities available for sale”.

Liquidity and Capital Resources

At December 31, 2006, the Company had assets of $1,867,161. At December 31, 2006, the Company’s current assets totaled $1,110,629 compared to current liabilities of $115,131. Working capital at December 31, 2006 totaled $995,498, an increase of approximately 59% compared to $625,862 at December 31, 2005. The Company had a current ratio at December 31, 2006 of approximately 10:1. During 2006, net cash provided by operations totaled $329,840, as compared to $412,339 for 2005. This decrease was due to lower prices in 2006. Liquidity increased due to the sale the of Panther Pipeline and the Edwards Dixel Gips lease. The cost basis for the Panther pipeline was $40,000 and the cost basis in the Edwards Dixel Gips lease was $102,459, for a total of $142,459. The proceeds from the sale were $255,000 yielding a gross gain for this transaction of $112,543. The Company’s cash flow from operations is highly dependent on oil and natural gas prices; which were at historic highs in 2005, but dropped in 2006. The Company had no short-term or long-term debt outstanding at December 31, 2006. In December, 2005, the Company purchased 16,156 shares of its common stock at a cost of $24,643, which is included in the treasury as of year end.

At December 31, 2006, there were no commitments for capital expenditures. In 2006, the Company committed approximately $42,000 for an 18.75% interest in the Long Knife #23-29 gas well in Colorado. The company decided to participate in the proposed drilling, receiving an 18.75% working interest in the well which was completed at the end of 2006. The company also decided to participate in drilling of the Anderson Canyon wells located in Wyoming. The Company spent approximately $7,000 yielding a working interest in the wells of .0015. The Anderson Canyon wells were completed around July 1, 2006. In late 2005 and early 2006, the Company executed an authorization for the drilling and completion of the Shriners 10-C-2 well in Utah. The estimated costs to Croff for the Shriners 10-C-2 well was around $52,000, and the Company would retain an approximate 1.7% working interest in the well. The well is expected to be completed in early 2007. The drilling and completion of the above named wells, increased proven oil and gas properties. Under the successful efforts method, proved properties increased from $1,016,442 as of December 31, 2005 to $1,074,188 as of December 31, 2006.

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

Results of Operations

Revenues for 2006 totaled $1,005,274, an increase of approximately 4% from $968,085 in 2005. Net income for 2006 totaled $373,015 compared to $289,887 for 2005. The increase in revenue was primarily due to the gain from the sale of the Edward Dixel Gips lease in Dewitt County, TX. Oil and gas sales for the December 31, 2006 year end totaled $843,060, a decrease of approximately 10% from $934,525, for the year ended December 31, 2005. A decrease in oil and gas prices were the factors causing this decrease in oil and gas sales compared to the same period in 2005, while production rose slightly.

Interest income rose from $12,057 for the period ending December 31, 2005 to $49,671 for the year ending December 31, 2006. The interest income increased because there was an increase in interest rates, and additional back interest from the settlement of the Parry v. Amoco Production case. The interest income attributable to the Preferred B and Common account bank accounts was $35,818, and the interest income received from the settlement totaled $13,853 yielding a combined total of $49,671. Other Income as of the December 31, 2006 year end was $660 compared to $7,330 for the period ending December 31, 2005. The $660 was related to lease bonuses received during the year.

Lease operating expenses for 2006, which includes all production related taxes, totaled $205,371 compared to $272,129 for 2005. This decrease was due to the Company not having as many major work over expenses in 2006. The lease operating expenses remained nearly constant for the Company’s existing wells. Proposed drilling program expense was zero as of December 31, 2006, compared to $52,638 for the same period ending December 31, 2005. This decrease is attributed to the sale of the Dewitt County leases in Texas.

General and administrative expenses, including overhead expense paid to related party, for the year ending December 31, 2006 totaled $262,520 compared to $215,766 for the same period in 2005. The increase in general and administrative and overhead expenses is primarily attributed to the costs of the audit increasing, printing and other costs paid to related third parties, and the higher professional fees of the Company. The primary reason for this increase was professional expenses related to the negotiating, drafting, and completing the exchange agreement entered into with TRBT and related SEC filings. These matters are discussed in detail above under Part I, Current Events 2006.

Depletion and depreciation expense for the year ending December 31, 2006 totaled $48,500 compared to $45,000 for the year ending in 2005. This slight increase was due to the small increase in producing assets in 2006. Accretion expense for the Asset Retirement accrual was $10,187 for the year ending December 31, 2005 compared to $5,868 for the year ending December 31, 2006. This decrease occurred because in 2005 the Company established the asset retirement accruals and expensed the additional amount that needed to be expensed.

Net income for the year ending December 31, 2006 was $373,015 compared to $289,887 for the year ending December 31, 2005. The reason for this increase is because the Company had a significant gain on the sale of the Edward Dixel Gips lease in Dewitt County, TX, and because the expenses during the year was lower than the expenses incurred during 2005. Provision for income taxes for the year ending December 31, 2006 totaled $110,000 compared to $82,478 from December 31, 2005. This increase is primarily attributable to an increase in net income for the year, which also results in a higher tax bracket.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment." This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. SFAS 123R became effective for all interim or annual periods beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company’s financial condition or results of operations as the Company currently does not receive employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not entered into these types of nonmonetary asset exchanges during the last five years. Accordingly, the adoption of this pronouncement is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting forUncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company’s financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is in the pricing applicable to its oil and natural gas production. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas prices received by the Company during 2006, ranged from an annual average low of $2.39 per Mcf to an annual average high of $7.84 per Mcf. Oil prices received by the Company ranged from an annual average low of $35 per barrel to an annual average high of $63.62 per barrel during 2006. A decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations. In 2006, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $84,000.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements on page F-1 for a listing of the Company’s Financial Statements and notes thereto and for the financial statement schedules contained herein.

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
AND FINANCIAL DISCLOSURE

The Company has had no disagreements on accounting and financial disclosure matters with its registered public accounting firm during 2004, 2005, 2006, or from January 1, 2007 through the date of this filing.

ITEM 9A.       CONTROLS AND PROCEDURES

The Company’s principal executive officer was acting as its principal accounting officer for a portion of 2006, and together with the new chief accounting officer, have evaluated the effectiveness of Croff’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon this joint evaluation, they have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

ITEM 9B.       OTHER INFORMATION

The Company is not aware of any previously undisclosed, but required information since its last filing; that is not included in this 10-K report.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officers and Significant Employees.

The Croff Board consists of Gerald L. Jensen, Richard H. Mandel Jr., Harvey Fenster, and Julian D. Jensen. The fifth Director, Dilworth Nebeker, resigned, and a replacement has not been elected. Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company. The following is provided with respect to each officer and director of the Company as of March 1, 2007:

GERALD L. JENSEN, 67, PRESIDENT & DIRECTOR

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

RICHARD H. MANDEL, JR., 77, DIRECTOR

Mr. Mandel has been a director of Croff Enterprises, Inc. since 1985. Since 1982, Mr. Mandel has been President and a Board Member of American Western Group, Inc., an oil and natural gas producing company in Denver, Colorado. From 1977 to 1984, he was President of Universal Drilling Co., Denver, Colorado. Prior to 1977, Mr. Mandel worked for The Superior Oil Co., Honolulu Oil Co., and Signal Oil and Gas Co. as an engineer and in management. Mr. Mandel was also director of Wichita River Oil, which was on the American Stock Exchange.

HARVEY FENSTER, 66, DIRECTOR

Mr. Fenster currently is the President of BA Capital Company, a financial advisory services company. From 1991 to 1994, he served as Senior Vice President and Chief Financial Officer of The Katz Corporation, a publicly owned international media representation firm. Previously, Mr. Fenster was Executive Vice President and Chief Financial Officer of Pyro Energy Corp., a New York Stock Exchange listed public company engaged in coal mining, oil and gas exploration and development. Mr. Fenster has also served as a director of Uranium Resources, Inc., a public company engaged in uranium exploration and production. Mr. Fenster, a Certified Public Accountant, is retired from public practice.

JULIAN D. JENSEN, 58, DIRECTOR

Mr. Jensen has been a director of Croff Enterprises, Inc. since November 1991. Mr. Jensen is the brother of the Company’s president and has served as legal counsel to the Company for the past twelve years.

Mr. Jensen has practiced primarily in the areas of corporate and securities law, in Salt Lake City, Utah, since 1975. Mr. Jensen is currently associated with the firm of Jensen, Duffin & Dibb L.L.P., which acts as legal counsel for the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on a review of such forms furnished to the Company and certain written representations from the Executive Officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis in 2006.

Audit Committee

The Board has an Audit Committee to assist it in the discharge of its responsibilities including the presentation and disclosures of Croff’s financial condition and results of operations and disclosure controls and procedures. The Audit Committee is presently comprised of Harvey Fenster and Richard Mandel. both of whom are independent directors of Croff. Mr. Fenster is the Chairman of the Committee and the “Audit Committee Financial Expert.” Prior to December 2006, the Audit Committee consisted of Dilworth Nebeker, Chairman and “Audit Committee Financial Expert”, and Edwin Peiker, member which conducted all Audit Committee functions during the earlier part of 2006.

During 2006, the Audit Committee selected and recommended the firm of Ronald Chadwick to act as Croff’s auditors for the 2006 year to the full Board of Directors. The Board of Directors and shareholders approved the retention of Ronald Chadwick. The Audit Committee then negotiated and executed an agreement between Croff and Ronald Chadwick.

The Audit Committee reviewed each of the quarterly Form 10-Q’s filed with the SEC during the year 2006. Members of the Committee discussed each of the filings with management of Croff before the filings were made. The Committee also discussed Croff’s disclosure controls and procedures with management each quarter.

     The Audit Committee members have each reviewed this 2006 Form 10-K. Members of the Committee have discussed the Form 10-K and Financial Statements for the year 2006 with management of Croff. The Committee has also discussed Croff’s disclosure controls and procedures with management. The Audit Committee met and discussed the Form 10-K and Financial Statements prior to this filing. The Audit Committee voted to recommend this 2006 Form 10-K and Financial Statements to the Board of Directors for filing with the SEC.

Members of the Audit Committee have discussed the audit and financial statements with the appropriate principal of Ronald Chadwick, and Causey, Demgen, and Moore, including those matters required by SAS 61. They also discussed Croff’s disclosure controls and procedures.

The Croff Board of Directors have each received a letter from Ronald Chadwick that as of February 11, 2007, Ronald Chadwick was the independent accountant with respect to Croff, within the meaning of the Securities Acts administered by the SEC and the requirements of the Independence Standard Board.

ITEM 11.        EXECUTIVE COMPENSATION

Remuneration

During the fiscal year ended December 31, 2006, there were no officers, employees or directors whose total cash or other remuneration exceeded $80,000.

Summary Compensation Table

2006 Compensation Gerald L. Jensen, President and Chairman. (No other executive salaries)

	2004		2005		2006

Annual Compensation
Salary	$54,000		$54,000		$54,000
Bonus	$0		$0		$0
Other Annual Compensation	$0		$0		$0

Long Term Compensation
Awards
Restricted Stock Awards	$0		$0		$0
Payouts
Number of Shares Covered by Option Grant	0		0		0
Long Term Incentive Plan Payout	$0		$0		$0
All Other Compensation	$1,620	(1)	$1,620	(1)	$1,620	(1)

(1) Company IRA Contribution

Gerald L. Jensen is employed as the President and Chairman of Croff Enterprises, Inc. Mr. Jensen commits a substantial amount of his time, but not all, to his duties with the Company. Directors, excluding the President, are not paid a salary by the Company, but are paid $350 for each half-day board meeting and $500 for each full-day board meeting. The Chairman of the Company’s Audit Committee is paid $500 per quarter and the other member of the Audit Committee is paid at the rate of $350 per meeting.

Proposed Remuneration:

During 2007, the Company intends to compensate outside directors at the rate of $350 for a half day meeting and $500 for a full day meeting. The Chairman of the Company’s Audit Committee will be paid $500 per quarter and the other member of the Audit Committee will be paid at the rate of $350 per meeting. This compensation will be followed during 2007, unless a new Board of Directors is elected if the exchange agreement is closed. Based on the proposed remuneration, for the fiscal year ending December 31, 2007, no officer or director shall receive total cash remuneration in excess of $80,000.

Options, Warrants or Rights

The Company had no outstanding stock options, warrants or rights as of December 31, 2005 or 2006

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock and Preferred B stock of the Company as of March 1, 2007, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company’s $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.

	Shares of Common Stock Owned Beneficially	Percentage of Class of Common Stock	Shares of Preferred B Stock Owned Beneficially	Percentage of Class B Preferred Stock

Gerald L. Jensen	257,878(1)	47%	363,535(1)	67.2%
3773 Cherry Creek Drive N, #1025
Denver, Colorado 80209

Richard H. Mandel, Jr.	18,100	3.2%	8,000	1.5%
3333 E. Florida #94
Denver, Colorado 80210

Julian D. Jensen	31,663	5.7%	0	0%
311 South State Street, Suite 380
Salt Lake City, Utah 84111

Harvey Fenster	0	0%	0	0%

Directors as a Group	307,641	55.9%	371,535	68.7%

(1)	Includes 132,130 shares of Common and 240,584 shares Preferred B held by Jensen Development Company and CS Finance L.L.C., both of which are wholly owned by Gerald L. Jensen.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2006, the Company entered into the exchange agreement with TRBT described under Item 1. This Transaction includes the exchange of the principal shareholders Preferred “B” shares for shares of a new subsidiary which would be assigned the Company’s oil and gas assets. The balance of the new subsidiaries shares would be sold to the principal shareholders for $600,000 and assumption of all liabilities. The principal shareholders consist of Gerald L. Jensen, Jensen Development Company, and CS Finance LLC, companies owned by Gerald L. Jensen. Croff would have only common shares outstanding and control of the Company would pass to the TRBT shareholders, primarily in the British Virgin Islands, but controlled by Mr. Aizhong An, of Taiyuan, China. The foregoing and other potential conflicts related to the proposed exchange agreement will be addressed in the subsequent proxy materials provided to all shareholders prior to voting on the exchange agreement.

In 2005, the Company’s Preferred B Shareholders received a tender offer from Jensen Development Company and C.S. Finance L.L.C., companies wholly owned by Gerald L. Jensen, President and Chairman of the Company. This tender offer is fully described under Item 1 of the 2005 Form 10-K and is incorporated herein by reference.

The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter “Jenex”, which is owned by the Company’s President. The Company is not a party to any lease, but during 2006 paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. These arrangements were entered into to reduce the Company’s overhead and are currently on a month-to-month basis. The Company’s expenses for these services were $49,872, $50,554, and $48,000 for the years ended 2006, 2005, and 2004, respectively. Although these transactions were not a result of “arms length” negotiations, the Company’s Board of Directors believes the transactions are reasonable.

The Company retains the legal services of Jensen, Duffin, & Dibb, LLP. Julian Jensen, a Director of the Company, is part of this professional firm. Legal fees paid to this law firm for the years ending 2006, 2005, and 2004, were $23,493, $16,920, and $2,410, respectively. The reason for the increase in legal fees in 2005 and 2006 is the added time and expense related to the strategic alternatives for the Company, the exchange agreement, and increased compliance costs.

The Company has working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company wholly owed by Gerald Jensen, the Company’s President. As part of the 1998 purchase agreement, Jenex agreed to rebate to Croff $150 of operating fees per well, each month, which now totals $750 per month, as long as Jenex operated the wells and Croff retained its interest.

The Company compensated Richard H. Mandel, Jr., a member of its Board of Directors, 1,000 and 2,000 shares of common stock during 2003 and 2004, respectively, for consulting services rendered in connection with the Company’s Yorktown Re-entry Program in South Texas. The common shares were valued at $1.00 per share.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Ronald Chadwick was recommended by the Audit Committee of the Board and approved by the Company stockholder’s for appointment as the registered public accounting firm for the Company for the fiscal year ended December 31, 2006. Ronald Chadwick is registered with the Public Company Accounting Oversight Board. Ronald Chadwick is in the first year of serving as independent accountant for the company, and his fees for each quarterly review are $1,250 and the fee for the 2006 year end audit is $10,000. Previously, Causey Demgen and Moore, “CDM,” has been acting as independent accountants for the Company for over fifteen years. Aggregate fees for professional services rendered by CDM in connection with its audit of the Company’s Financial Statements as of and for the year ended December 31, 2005, and its limited reviews of the Company’s unaudited condensed quarterly Financial Statements during 2005 totaled $14,145. During 2006, CDM did not perform any additional services for the Company.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See index to Financial Statements, financial statement schedules and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof, which follow the exhibits below.
Reports on Form 8-K:

         (Includes definitive Stock for Stock Exchange Agreement filed as an exhibit)
                8-K: December 15, 2006 Croff Announces Merger Plan
                8-K: December 6, 2006 Resignation of Dilworth Nebeker from Board of Directors
                8-K: July 24, 2006 Completion of Acquisition or Disposition of Assets
                8-K/A: April 13, 2006 Changes in Registrants Certifying Accountant
                8-K: March 31, 2006 Changes in Registrants Certifying Accountant

Other Filings:

Schedule 14A; November 8, 2006- 2006 Proxy Statement

10Q; November 9, 2006 For the Quarter and Nine Months ended September 30, 2006

10Q; August 16, 2006 For the Quarter and Six Months ended Ended June 30, 2006

10Q; May 15, 2006 For the Quarter Ended March 31, 2006

10K; March 28, 2006 For the Fiscal Year Ended December 31, 2005

Exhibit Index

23.1	Consent letter from Ronald R. Chadwick, P.C.
23.2	Consent letter from Causey Demgen & Moore Inc.
31.1	Certification by C.E.O.
31.2	Certification of C.A.O
32.1	Section 906 Certification by C.E.O.
32.2	Section 906 Certification by C.A.O

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

CROFF ENTERPRISES, INC.

Date:	03/28/2007	By	/s/ Gerald L. Jensen

Gerald L. Jensen, President,
Chief Executive Officer

Date:	03/28/2007	By	/s/ Jennifer A. Miller
Jennifer Miller
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Date:	03/28/2007	By	/s/ Gerald L. Jensen
Gerald L. Jensen, Chairman

Date:	03/28/2007	By	/s/ Richard H. Handel, Jr.
Richard H. Mandel, Jr., Director

Date:	03/28/2007	By	/s/ Harvey Fenster
Harvey Fenster, Director

Date:	03/28/2007	By	/s/ Julian D. Jensen
Julian D. Jensen, Director

CROFF ENTERPRISES, INC.

FINANCIAL STATEMENTS

December 31, 2005 and 2006

WITH

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

CROFF ENTERPRISES, INC.

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Croff Enterprises, Inc.
Denver, Colorado

I have audited the accompanying balance sheet of Croff Enterprises, Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 22, 2007	RONALD R. CHADWICK, P.C.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Croff Enterprises, Inc.

     We have audited the balance sheets of Croff Enterprises, Inc. at December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
March 17, 2006	CAUSEY DEMGEN & MOORE INC.

CROFF ENTERPRISES, INC.
BALANCE SHEETS
December 31, 2005 and 2006

	2005	2006

ASSETS

Current assets:
Cash and cash equivalents	$902,257	$985,729
Accounts receivable	157,959	124,900
	1,060,216	1,110,629

Oil and gas properties, at cost, successful efforts method:
Proved properties	1,016,442	1,074,188
Unproved properties	266,174	266,174
	1,282,616	1,340,362
Accumulated depletion and depreciation	(535,330)	(583,830)
	747,286	756,532

Total assets	$1,807,502	$1,867,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,945	$58,756
Farmout agreement liability	300,621	-
Current portion of ARO liability	23,000	23,000
Accrued liabilities	72,788	33,375
	434,354	115,131

Long-term portion of ARO liabilities	58,828	64,695

Stockholders’ equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	-	-
Class B Preferred stock, no par value; 1,000,000 shares authorized,
540,659 shares issued and outstanding	1,089,233	1,380,387
Common stock, $.10 par value; 20,000,000 shares authorized,
622,143 and 620,643 shares issued and outstanding at
December 31, 2005 and 2006	62,064	62,064
Capital in excess of par value	155,715	155,715
Treasury stock, at cost, 69,399 and 69,399 shares issued and
outstanding at December 31, 2005 and 2006	(107,794)	(107,794)
Retained earnings	115,102	196,963
	1,314,320	1,687,335

Total liabilities and stockholders’ equity	$1,807,502	$1,867,161

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2005 and 2006

	2004	2005	2006

Revenues
Oil and natural gas sales	$615,731	$934,525	$842,400
Loss on natural gas “put” contracts	(7,599)	-	--
Gain (loss) on sale of marketable equity securities	(38,166)	-	--
Gain on sale of equipment	-	14,173	112,543
Interest income	-	12,057	49,671
Other income	6,196	7,330	660

	576,162	968,085	1,005,274

Expenses
Lease operating expense including
production taxes	192,187	272,129	205,371
Proposed drilling program	30,825	52,638	--
General and administrative	112,157	165,212	212,648
Overhead expense, related party	48,000	50,554	49,872
Accretion expense	-	10,187	5,868
Depletion and depreciation	42,000	45,000	48,500

	425,169	595,720	522,259

Pretax income	150,993	372,365	483,015
Provision for income taxes	8,877	82,478	110,000

Net income	$142,116	$289,887	$373,015

Net income applicable to
preferred B shares	213,634	316,304	291,154

Net income (loss) applicable to
common shares	$(71,518)	$(26,417)	$81,861

Basic and diluted net income
(loss) per common share	$(0.13)	$(0.05)	$0.15

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2004, 2005 and 2006

							Accumulated
					Capital in		other	Retained
	Preferred B stock		Common stock		excess of	Treasury	comprehensive	earnings
	Shares	Amount	Shares	Amount	par value	stock	loss	(deficit)

Balance at December 31, 2003	540,659	$559,295	620,143	$62,014	$369,761	$(83,151)	$(41,210)	$(597)
Realization of net loss on
marketable equity securities	-	-	-	-	-	-	41,210	-
Net income for the year ended
December 31, 2004	-	-	-	-	-	-	-	142,116
Common stock issued for services	-	-	2,000	200	1,800	-	-	-
Preferred stock reallocation	-	213,634	-	-	(213,634)	-	-	-

Balance at December 31, 2004	540,659	772,929	622,143	62,214	157,927	(83,151)	-	141,519
Net income for the year ended
December 31, 2005	-	-	-	-	-	-	-	289,887
Cancellation of treasury stock	-	-	(1,500)	(150)	(2,212)	-	-	-
Purchase of treasury stock	-	-	-	-	-	(24,643)	-	-
Preferred stock reallocation	-	316,304	-	-	-	-	-	(316,304)

Balance at December 31, 2005	540,659	1,089,233	620,643	62,064	155,715	(107,794)	-	115,102
Net income for the year ended
December 31, 2006	-	-	-	-	-	-	-	373,015
Preferred stock reallocation	-	291,154	-	-	-	-	-	(291,154)

Balance at December 31, 2006	540,659	$1,380,387	620,643	$62,064	$155,715	$(107,794)	$-	$196,963

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2005 and 2006

	2004	2005	2006
Cash flows from operating activities:
Net income	$142,116	$289,887	$373,015
Adjustments to reconcile net income to
net cash provided by operating activities:
Depletion, depreciation, and accretion	42,000	55,187	54,368
Loss on abandonment	-	56,089	--
(Gain) on sale of equipment	-	(14,173)	(112,000)
Realized (gain) loss on marketable equity securities	38,166	--	--
Loss on natural gas “put” contracts	7,599	--	--
Other items, net	2,000	--	--
Accounts receivable	(29,160)	(48,268)	33,059
Accounts payable	7,027	9,535	20,811
Accrued liabilities	(2,021)	64,082	(39,413)
Net cash provided by operating activities	207,727	412,339	329,840
Cash flows from investing activities:
Proceeds from natural gas “put” contracts	61	--	--
Proceeds from sale of investments	128,943	--	--
Proceeds from sale of equipment	--	48,500	112,000
Net participation fees received	77,500	--	--
Purchase of treasury stock	--	(24,643)	--

Acquisition of oil and gas properties and improvements	(311,054)	(92,228)	(57,746)
Net cash used in investing activities	(104,550)	(68,371)	54,254
Cash flows from financing activities:
Proceeds from Farmout agreement	-	450,000	--
Costs incurred for the benefit of Farmout agreement	-	(149,378)	(300,622)
Net cash provided by financing activities	-	300,622	(300,622)
Net increase (decrease) in cash and cash equivalents	103,177	644,590	83,472
Cash and cash equivalents at beginning of year	154,490	257,667	902,257
Cash and cash equivalents at end of year	$257,667	$902,257	$985,729

Supplemental disclosure of non-cash investing and financing activities:
          During the years ended December 31, 2004, the Company issued 2,000 shares of its common stock to a Director for services rendered valued at $2,000. During the year ended December 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362 and the shares were cancelled.

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

1.   ORGANIZATIONS AND NATURE OF BUSINESS

Croff Enterprises, Inc. (“Croff” or the “Company”) is an independent energy company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and acquisition of producing oil and natural gas leases. The Company’s principal activity is oil and natural gas production from non-operated properties. The Company’s business strategy is focused on targeting opportunities that are of lower risk with the potential for stable cash flow and long asset life while seeking to keep operating costs low. The Company acquires and owns producing and non-producing leases and perpetual mineral interests in Alabama, Colorado, Michigan, Montana, New Mexico, North Dakota, Oklahoma, Texas, Utah, and Wyoming. Over the past eleven years, the Company’s primary source of revenue has been oil and natural gas production from leases and producing mineral interests. Other companies operate almost all of the wells from which the Company receives revenues and the Company has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production. The Company presently participates as a working interest owner in 34 single wells and in 10 units of multiple wells. The Company holds small royalty interests in approximately 215 wells.

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

CROFF ENTERPRISES, INC.
 NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

In 2005, the Company purchased a 25% working interest in a lease on which there is an existing re-entry well and a producing well. (A.C. Wiggins). The Wiggins well was refraced in 2005 and is currently producing gas.

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

The Dixel Gips well was completed in the first quarter of 2006 and sold in the third quarter of 2006. The proceeds from the sale of the Panther Pipeline and the Edward Dixel Gips lease in Dewitt County Texas was $255,000. The cost of the pipeline and lease were $142,459 and yielded a gain of $112,543.

Maintenance and repairs are charged to expense; improvements of property are capitalized and depreciated as described below.

Lease bonuses

The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously fully expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income). The Company received lease bonuses totaling $3,743, $2,415 and $660, for the years ended December 31, 2004, 2005, and 2006, respectively, which were included in other income.

Depreciation, depletion, and accretion

The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

The Company has established a working interest reserve relating to the Asset Retirement Obligation (“ARO”) for the four wells that the Company operates. The reserve, based on the estimates of management, complies with the Financial Standards Board Rule 143 (FAS 143). The accretion of $10,187 and $5,868 for the years ended December 31, 2005 and 2006, respectively, represent an increase in the ARO liability based on the discounted cash flow of the future retirement costs.

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment." This revised standard addresses the accounting for share- based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statements of operations. SFAS 123R became effective for all interim or annual periods beginning after June 15, 2005. SFAS 123R is not expected to have a material impact on the Company’s financial condition or results of operations as the Company currently does not receive employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -an amendment of APB Opinion No. 29". This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not entered into these types of nonmonetary asset exchanges during the last five years. Accordingly, the adoption of this pronouncement is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

Recent accounting pronouncements (continued)

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

Recent accounting pronouncements (continued)

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting forUncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company’s financial statements.

Revenue recognition

Oil and gas revenues are accounted for using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced. Oil and gas imbalances and related value at December 31, 2004, 2005 and 2006 were insignificant.

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

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of other comprehensive income net of the related tax effects for the twelve months ended December 31, 2003 totaled $23,995, and was related to net unrealized gains (losses) on the Company’s marketable equity securities, which were available for sale. The Company liquidated its marketable equity securities and recognized a net realized loss of $38,166 for the year ended December 31, 2004.

Fair value of financial instruments

The carrying amounts of financial instruments including cash and cash equivalents, marketable equity securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as of December 31, 2005 and 2006.

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

Derivative instruments and hedging activities

On March 21, 2003, the Company purchased a series of put contracts for 10,000 MMBTU’s per month of natural gas beginning in June 2003 and ending May 2004 at the strike price of $4.75. The Company paid $58,044 for these twelve contracts. The Company realized a loss during 2003 and 2004 of $45,022 and $7,599, respectively, related to its purchase of these natural gas “put” contracts. During the years ended December 31, 2006, 2005 and 2004, the Company did not enter into commodity derivative contracts or fixed-price physical contracts to manage its exposure to oil and gas price volatility.

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

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

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

3.   RELATED PARTY TRANSACTIONS

The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 2004, 2005 and 2006 amounted to $2,410, $16,920 and $23,493, respectively.

The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter “Jenex”, which is owned by the Company’s President. The Company is not a party to any lease, but paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting. The Company’s expenses for these services were $48,000, $50,554, and $49,872 for the years ended 2004, 2005 and 2006, respectively. Although these transactions were not a result of “arms length” negotiations, the Company’s Board of Directors believes the transactions are reasonable.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company solely owed by Gerald Jensen, the Company’s President. As part of the 1998 purchase agreement, Jenex agreed to rebate to the Company $150 of operating fees per well, each month, which now totals $750 per month, as long as Jenex operated the wells and the Company retained its interest. During the years ending December 31, 2004, 2005 and 2006, $9,000, $9,000, and $9,000 respectively, have been offset against lease operating expense, in this manner. Total trade accounts receivable from Jenex as of December 31, 2005, and 2006, totaled $35,307 and $16,973, respectively.

The Company compensated a member of its Board of Directors 2,000 shares of common stock during 2004 for consulting services rendered in connection with the Company’s Yorktown Re-entry Program in South Texas. The common shares were valued at $1.00 per share

In 2005, the Preferred B Shareholders received a tender offer from Jensen Development Company and C.S. Finance L.L.C., companies wholly owned by Gerald L. Jensen, President and Chairman of the Company. This tender offer is fully described in Footnote 4 below, and incorporated herein by reference.

4.   PREFERRED B STOCK TENDER OFFER

In April, 2005, the Company’s Board of Directors reviewed the Company’s strategic alternatives, including the possible sale or merger of all or part of the Company. The two objectives were to increase shareholder value and to provide liquidity to the shareholders. The Board of Directors formed a non-management committee to review the objectives, and any opportunities related to these objectives. The Preferred B shareholders of the Company received a tender offer from C.S. Finance L.L.C. and Jensen Development Company, “Offerors,” two companies wholly owned by Gerald L. Jensen, to purchase all of the outstanding shares of Preferred B stock at $3 per share.

The Offerors Preferred B tender offer was filed with the SEC in June 2005. The Company filed a Form 14D9 with the SEC outlining the position of the non-management committee of the Board of Directors which was neutral as to the tender offer, and advised shareholders to consider the offer based on each individual’s situation. The results of the tender offer were reported to the SEC in September 2005. There were 75,050 shares tendered and accepted prior to the expiration of the tender offer, or 13.9% of the Preferred B stock, at a cost of $225,150.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

4.   PREFERRED B STOCK TENDER OFFER (CONTINUED)

During the tender offer, two Directors tendered all of their shares of Preferred B stock. After the tender offer a Director, sold the majority of his Preferred B shares at the tender price for a note due in 2006; retaining 8,000 Preferred B shares. Also after the tender offer, a Director who had tendered one third of his shares, sold the balance of his Preferred B shares at the tender price for notes payable during 2006 and 2007. These subsequent purchases at $3 per share by C.S. Finance L.L.C. totaled another 33,418 Preferred B shares, of which 29,365 Preferred B shares were purchased from the two Directors. To date, the number of Preferred B shares collectively owned by Gerald L. Jensen, C.S. Finance L.L.C., and Jensen Development Company total 363,535, or 67.2% of the Preferred B shares. The holders of approximately 94,394 Preferred B shares were unable to be located during the tender offer.

5.   STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362 and the shares were cancelled. In December 2005, the Company purchased on the Over–The-Counter-Bulletin-Board (“OTCBB”) 16,156 shares of its common stock for $24,643 and included in Treasury stock at December 31, 2005. The Company has not repurchased any additional shares of its common stock since December 2005.

The Company has no outstanding stock options, warrants or rights as of December 31, 2005 or 2006.

The Class A Preferred stock was authorized for possible future capitalization and funding purposes of the Company and has not yet been designated as voting or non-voting. Presently, there are no plans or intentions to issue these shares.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

5.   STOCKHOLDERS’ EQUITY (Continued)

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

6.   INCOME TAXES

The provisions for income taxes from operations consist of the following:
	2004	2005	2006
Federal tax expense	$8,877	$72,474	$100,000
State tax expense	-	10,004	10,000
	$8,877	$82,478	$110,000

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2004	2005	2006
United States statutory rate	34.00%	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55	2.55	2.55
Reduction by valuation allowance (used NOL)	(2.55)	(2.55)	—
Book to tax differences	(24.94)	(28.12)	(13.17)
	9.06%	5.88%	23.38%

At December 31, 2006, the Company had capital loss carry-forwards of approximately $31,000.

7.   BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 568,401 shares in 2004, 568,027 shares in 2005, and 551,244 shares in 2006.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

8.   MAJOR CUSTOMERS

Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2003, 2004 and 2005:

	2004	2005	2006
Jenex Petroleum Corp., a related party	18.1%	25.8%	14.2%
Merit Energy	14.4%	20.1%	18.1%
Sunoco, Inc.	11.9%	12.4%	14.7%

Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

9.   SUBSQUENT EVENT

     The Company executed a definitive Stock Equivalent Exchange Agreement (the “Exchange Agreement”) on December 12, 2006. The Exchange Agreement is between Taiyuan Rongan Business Trading Company Limited, (TRBT), a private Chinese company. The Exchange Agreement provides that Croff will issue over eleven million shares (92.5%) of its common stock to the shareholders of TRBT in exchange for 80% of TRBT. Upon closing of the transaction Croff will own approximately sixty-one percent (61%) of the assets controlled by TRBT. The existing shareholders of record of Croff will hold approximately seven and half percent (7.5%) of the issued and outstanding common stock.

     As part of the Exchange Agreement the Preferred B shareholders will exchange their shares and cash for all of the oil and gas properties and related cash of Croff. The properties will be transferred into a newly formed entity that is controlled by the CEO of Croff for approximately (67.2%) or three hundred sixty three thousand five hundred thirty five shares of the Preferred B and is part of the Exchange Agreement. In addition, theses shareholders of the new entity will contribute cash of approximately six hundred thousand dollars ($600,000) to purchase the balance of the properties that represents the Preferred B shareholders who did not participate in the Preferred B tender offer. These Preferred B shareholders will receive 2 for 1 common shares for their Preferred B stock. Lastly, the Exchange Agreement provides for a payment of a $0.20 per share dividend to all common shareholders of record prior to the closing. Croff will have $530,000 in cash remaining to provide for the dividend and other closing related expenses, including dissenting shareholder rights cases.

CROFF ENTERPRISES, INC.
SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

In November, 1982, the Financial Accounting Standards Board issued and the SEC adopted Statement of Financial Accounting Standards No. 69 (SFAS 69) "Disclosures about Oil and Gas Producing Activities". SFAS 69 requires that certain disclosures be made as supplementary information by oil and gas producers whose financial statements are filed with the SEC. The Company bases these disclosures upon estimates of proved reserves and related valuations. Independent petroleum engineering firms compiled oil and gas reserve and future revenues as of December 31, 2004, 2005 and 2006 for the Company’s most significant wells, and consolidated estimates for the balance of the wells.

The standardized measure of discounted future net cash flows relating to proved reserves as computed under SFAS 69 guidelines may not necessarily represent the fair value of the Company’s oil and gas properties in the market place. Other factors, such as changing prices and costs and the likelihood of future recoveries differing from current estimates, may have significant effects upon the amount of recoverable reserves and their present value.

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

OIL AND GAS PRICES

During the year ended December 31, 2006, crude oil and natural gas prices remained highly volatile. The average sale price of oil per barrel in 2006 for the Company was $51.95, compared to $55.93 in 2005. The average sale price of natural gas per Mcf in 2006 for the Company was $6.36 per Mcf, compared to $7.93 per Mcf in 2005. The ultimate amount and duration of oil and gas price fluctuations and their effect on the recoverability of the carrying value of oil and gas properties and future operations is not determinable by management at this time.

CROFF ENTERPRISES, INC.
SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities, excluding capital expenditures, impairment charges, corporate overhead and interest expense, are as follows for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006

Revenues
Oil and natural gas sales	$615,731	$934,525	$842,400
Loss on natural gas “put” contracts	(7,599)	-	--

	608,132	934,525	842,400

Lease operating costs	148,844	257,813	150,011
Production taxes	43,343	66,954	55,360
Depletion, depreciation and accretion	42,000	55,187	54,368
Income tax expense	8,877	82,478	110,000

	243,064	462,432	369,739

Results of operations from producing
activities (excluding capital
expenditures, impairment charges
corporate overhead, and interest
expense)	$365,068	$472,093	$472,661

CROFF ENTERPRISES, INC.
SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS AND CHANGES THEREIN
RELATING TO PROVED OIL AND GAS RESERVES

	Year ended December 31,
	2004	2005	2006
Future cash inflows	$4,829,000	$7,618,000	$7,343,000
Future production and development costs	(2,259,000)	(2,790,000)	(2,679,000)
	2,570,000	4,828,000	4,664,000
Future income tax expense	(450,000)	(966,000)	(933,000)
Future undiscounted net cash flows	2,120,000	3,862,000	3,731,000
10% annual discount for
estimated timing of cash flows	(477,000)	(1,023,000)	(1,146,000)
Standardized measure of
discounted future net
cash flows	$1,643,000	$2,839,000	$2,585,000

The following are the principal sources of
change in the standardized measure of
discounted future net cash flows:

Beginning balance	$1,257,000	$1,643,000	$2,839,000

Evaluation of proved undeveloped
reserves, net of future production
and development costs	-	-	-
Purchase of proved reserves	7,000	43,000	58,000
Sales and transfer of oil and gas
produced, net of production costs	(405,000)	(607,000)	(638,000)
Net increase (decrease) in prices and costs	1,022,000	2,207,000	(124,000)
Extensions and discoveries	-	60,000	223,000
Revisions of previous quantity estimates	(106,000)	522,500	381,000
Accretion of discount	(55,000)	(649,500)	(158,000)
Net change in income taxes	(77,000)	(380,000)	4,000
Other	-	-	-

Ending balance	$1,643,000	$2,839,000	$2,585,000

CROFF ENTERPRISES, INC.
SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

PROVED OIL AND GAS RESERVE QUANTITIES
(All within the United States)

	Oil Reserves	Gas Reserves
	(bbls)	(mcf)

Balance at December 31, 2003	84,110	531,377

Revisions of previous estimates	4,119	(66,837)
Extensions, discoveries and other additions	250	2,500
Production	(8,011)	(59,959)

Balance at December 31, 2004	80,468	407,084

Revisions of previous estimates	5,434	32,837
Extensions, discoveries and other additions	(576)	5,293
Production	(7,630)	(59,403)
Balance at December 31, 2005	77,696	385,811

Revisions of previous estimates	11,198	79,054
Extensions, discoveries and other additions	6,110	38,277
Production	(7,888)	(59,915)

Balance at December 31, 2006	87,116	443,227

Proved developed reserves
December 31, 2004	72,262	352,974
December 31, 2005	77,696	385,811
December 31, 2006	87,116	443,227

Costs incurred in oil and gas producing activities for the years ended December 31, 2004, 2005, and 2006 are as follows:

	2004	2005	2006
Property acquisition, exploration and
development costs capitalized	$311,054	$92,228	$57,825
Impairment of property	-	52,638	-
Production costs	192,187	272,129	205,371
Depletion, depreciation, and accretion	42,000	55,187	54,368