Form 10-Q
period 2007-03-31
CROFF ENTERPRISES INC
filed 2007-05-15
CIK 25743

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE TRANSITION PERIOD FROM N/A TO N/A

Commission File Number: 000-16731

CROFF ENTERPRISES, INC.
(Exact Name of Registrant As Specified In Its Charter)
Utah		80209
State of Incorporation	3773 Cherry Creek Drive North, Suite 1025	Zip Code
Denver, Colorado
Address of principal executive offices

(303) 383-1555		87-0233535
Registrant’s telephone number, including area code		I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act: 0
Securities registered pursuant to Section 12(g) of the Act: 551,244-Common

$0.10 Par Value	None
Title of each class	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒  No

As of March 31, 2007, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $635,000.

As of March 31, 2007, the Registrant had outstanding 551,244 shares of common stock (excludes 69,399 common shares held as treasury stock).

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED).

Forward-Looking Statements & Engineering Reports

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties. These risks include but are not limited to: general economic conditions, the Company’s ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

CROFF ENTERPRISES, INC.
BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2006	2007

ASSETS

Current assets:
Cash and cash equivalents	$985,729	$1,020,420
Accounts receivable	124,900	137,440
	1,110,629	1,157,860

Oil and natural gas properties, at cost, successful efforts method:	1,074,188	1,097,033
Unproved Properties	266,174	266,174
Accumulated depletion and depreciation	(583,830)	(596,330)
	756,532	766,877

Total assets	$1,867,161	$1,924,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,756	$58,346
Current portion of ARO liability	23,000	23,000
Accrued liabilities	33,375	35,375
	115,131	116,721

Long-term portion of ARO liability	64,695	66,309

Stockholders’ equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	-	-
Class B Preferred stock, no par value; 1,000,000 shares authorized,
540,659 shares issued and outstanding	1,380,387	1,431,278
Common stock, $.10 par value; 20,000,000 shares authorized,
620,643 shares issued and outstanding	62,064	62,064
Capital in excess of par value	155,715	155,715
Treasury stock, at cost, 69,399 shares
issued and outstanding in 2005 and 2006	(107,794)	(107,794)
Retained earnings	196,963	200,444
	1,687,335	1,741,707

Total liabilities and stockholders’ equity	$1,867,161	$1,924,737

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2007
(Unaudited)

	2006		2007
Revenues
Oil and natural gas sales		$226,074		$210,329
Interest Income		6,658		11,149
		232,732		221,478
Expenses
Lease operating expense including production taxes		65,689		75,086
General and administrative		62,952		43,372
Overhead expense, related party		16,318		12,125
Accretion expense		1,467		1,613
Depletion and depreciation		12,500		12,500

		158,926		145,106

Pretax income		73,806		76,372
Provision for income taxes		16,000		22,000

Net income		$57,806		$54,372

Net income applicable to preferred B shares		$55,408		$50,891

Net income applicable to common shares		$2,398		$3,481

Basic and diluted net income per common share	$	*	$	*

* Less than $.01 per share

Weighted average common shares outstanding		551,244		551,244
See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2006 and the three months ended March 31, 2007
(Unaudited)

					Capital in
	Preferred B stock		Common stock		excess of	Treasury	Acumulated
	Shares	Amount	Shares	Amount	par value	stock	earnings

Balance at December 31, 2006	540,659	$1,380,387	620,643	$62,064	$155,715	$(107,794)	$196,963

Net income for the three months
ended March 31, 2007	-	-	-	-	-	-	54,372
Preferred stock reallocation	-	50,891	-	-	-		(50,891)

Balance at March 31, 2007	540,659	$1,431,278	620,643	$62,064	$155,715	$(107,794)	$200,444

  See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2007
(Unaudited)

	2006	2007
Cash flows from operating activities:
Net income	$57,806	$54,372
Adjustments to reconcile net income to
net cash provided by operating activities:
Depletion, depreciation, and accretion	13,967	14,114
Changes in operating assets and liabilities:
Accounts receivable	25,900	(12,540)
Accounts payable	8,310	(410)
Accrued liabilities	(25,929)	2,000
Net cash provided by operating activities	80,054	57,536

Cash flows from investing activities:
Proceeds from sale of equipment	-	-
Acquisition of property leases and improvements	(10,454)	(22,845)
Net cash provided (used) by investing activities	(10,454)	(22,845)

Cash flows from financing activities:
Costs incurred for the benefit of farmout agreement	(300,621)
Net cash (used) by financing activities	(300,621)

Net increase (decrease) in cash and cash equivalents	(231,021)	34,691
Cash and cash equivalents at beginning of period	902,257	985,729
Cash and cash equivalents at end of period	$671,236	$1,020,420

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the three month periods ended March 31, 2006 and 2007 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which report has been filed with the Securities and Exchange Commission. The Annual Report is available from the Company’s website at www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

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

Summary of Current and Subsequent Material Events - Change of Control & Sale of Assets

      Croff Enterprises, Inc. announced on December 14, 2006, a Stock Equivalent Exchange Agreement providing for the majority acquisition of the Taiyun Rongan Business Trading Company Limited, hereafter “TRBT”, a Chinese company located in the city of Taiyun, Shanxi Province, in the People’s Republic of China. The stock equivalent Exchange Agreement (hereafter “exchange agreement”) provides for a change in control of Croff, a change in the business of Croff, and a new management team.

      The essential provisions of the exchange agreement provide for Croff to issue over 11 million new common shares (92.5%) of its common stock to the owners of TRBT in exchange for the acquisition of 80% of the outstanding equity and ownership interest in TRBT by Croff. In the event of the majority shareholder vote and the completion and closing of the Exchange Agreement, Croff would own eighty percent (80%) of all of the issued and outstanding equity interest of TRBT. TRBT owns a seventy-six percent (76%) interest in six shopping malls located in or around the city of Taiyun, China which is located approximately 400 kilometers west of Beijing, China. As a result, Croff would own approximately sixty-one percent (61%) net interest in the shopping malls. At closing, TRBT shareholders will receive and own approximately 92.5% of the common shares of Croff and the current Croff shareholders will continue to hold approximately 7.5% of the then issued and outstanding common shares of Croff.

As a provision of the exchange agreement, Mr. Gerald L. Jensen, Croff’s President, and his affiliated companies, the current principal shareholders of Croff, hereafter the “Croff Principals,” will, subject to shareholder vote, acquire 67.2% of all of the Preferred B Oil and Gas assets from Croff in exchange for the conveyance to Croff of the 67.2% of the

   Class B Preferred Shares currently held by these Croff Principals. The Croff Principals will exchange three hundred sixty three thousand five hundred thirty five (363,535) shares, or 67.2% of the class “B” shares outstanding, in exchange for 67.2% of the shares of a new subsidiary to which all of the oil and gas assets and liabilities including related bank accounts of the Company will be transferred. These class “B” preferred shares will be cancelled by the Company upon assignment. The Croff Principals will, concurrently, tender the sum of six hundred thousand dollars ($600,000) in cash to the Company, in exchange for the remaining 32.8% of the shares of the new subsidiary holding all of the Croff oil and gas assets.

    Croff will then, prior to the exchange closing, convert all remaining preferred “B” shares as held by the Croff shareholders other than the principal shareholders, being approximately 32.8% of the issued and outstanding preferred “B” shares, to common shares on a ratio of two common shares for each “B” preferred share cancelled. Prior to the closing of the exchange transaction, all “B” preferred shares will be cancelled and terminated of record, and all non-principal holders of Croff Preferred “B” shares will receive two common shares in exchange. All non-principal preferred “B” shareholders subsequent to the exchange will hold only common shares. The foregoing exchange transaction would not apply to Croff’s shareholders exercising their dissenting shareholders rights, whereby their Preferred B shares would be re-acquired by Croff for cancellation at $4.20 per Preferred B share and $1.25 per common share, or as otherwise appraised. As provided in the exchange agreement, the Company will have outstanding only common shares after the exchange. The Company is authorized to pay a dividend of twenty cents per share to all non-principal common shareholders of record prior to closing. The dividend would not be paid on the new common shares to be issued to the preferred shareholders prior to closing, or to the Croff principals. The exchange agreement also provides that the sum of $530,000 must remain in Croff at closing, after payment of all proxy and closing expenses, dissenting shareholder rights, and the dividend.

If the transaction is closed, the shareholders will have elected a new Board of Directors nominated and designated by TRBT. The new Board will appoint new officers for the company. As a net result, the business of the company will be changed from oil and gas production to primarily the acquisition, development, and management of retail properties in Taiyuan, China, including the initial six properties as identified. It is expected that the Company’s offices in the United States will be moved to the Salt Lake City area from Denver, CO.

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

Liquidity and Capital Resources

At March 31, 2007, the Company had assets of $1,924,737 and current assets totaled $1,157,860 compared to current liabilities of $116,721. Working capital at March 31, 2007 totaled $1,041,139, an increase of approximately 5% compared to $995,498 at December 31, 2006. The Company had a current ratio at March 31, 2007 of approximately 10:1. During the three month period ended March 31, 2007, net cash provided by operations totaled $57,536, as compared to $80,054 for the same period in 2006. This decrease was due to higher lease operating expenses and payment accrued of liabilities in the first quarter of 2007. The Company’s cash flow from operations is highly dependent on oil and natural gas prices. The Company had no short-term or long-term debt outstanding at March 31, 2007. In December, 2005, the Company purchased 16,156 shares of its common stock at a cost of $24,643, which is included in the treasury at December 31, 2006. Capital expenditures for the first quarter of 2007, totaled $22,845, primarily incurred for the costs of the Shriners II well located in Duchesne County, Utah.

The Company’s plans for ongoing oil and gas development, acquisition and exploration expenditures, and possible equity repurchases over and beyond the Company’s operating cash flows, will depend entirely upon the completion of the proposed exchange agreement. If the exchange agreement is not completed, then the Company will utilize the Company’s capital budget and internal operating cash flows to attempt to secure reasonably priced opportunities. Future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006.

The Company had a net income for the first quarter of 2007 which totaled $54,372 compared to a net income of $57,806 for the same period in 2006. Revenues were lower in 2007, and lease operating expenses were higher. This decrease in net income was partially offset by higher interest income and lower general and administrative expenses resulting in a small decrease in net income.

Revenues for the first quarter of 2007 totaled $221,478 compared to $232,732 for the period ending March 31, 2006, a slight decrease. Interest income increased from $6,658 in 2006 to $11,149 in the first quarter of 2007. Decreased oil and natural gas prices during the first quarter of 2007, were the primary factors in oil and gas revenues decreasing from $226,074 in the first quarter of 2006 to $210,329 in the first quarter of 2007.

For the first quarter of 2007, lease operation expenses, which includes all production related taxes, totaled $75,086 compared to $65,689 incurred for the same period in 2006. This increase was due to more workover expenses, non capitalized costs with new wells, and timing of lease expenses. Estimated depreciation and depletion expense for the first quarter of 2007 and for 2006 was unchanged at $12,500.

General and administrative expense, including overhead expense paid to a related party, for the first quarter of 2007, totaled $43,372 compared to $62,952 for the same period in 2006. This decrease related to more general and administrative expenses incurred in the first quarter of 2006. Overhead expense paid to a related party for the first quarter of 2007 totaled $12,125 compared to $16,318 in 2006 which related to one time extra costs in 2006. Provision for income taxes for the first quarter of 2007 totaled $22,000 compared to $16,000 from the same period in 2006. This increase is primarily attributable to a higher estimate taxable income for taxes due in 2007.

Accounting Pronouncements Regarding Interim Financial Statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is in crude oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Natural gas price realizations for the three months ended March 31, 2007, ranged from a monthly low of approximately $5.00 per Mcf to a monthly high of approximately $7.50 per Mcf. Oil prices ranged from a monthly low of approximately $48 per barrel to a monthly high of approximately $62 per barrel. A decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations. For the three months ended March 31, 2007, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $20,000. If the exchange agreement is completed, then the company will incur entirely new and distinct risk factors as a real estate company as more fully disclosed in its pending proxy materials.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer, and the Chief Accounting Officer concluded that as of the end of such period, the Company’s disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls Over Financials Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification of Chief Executive Officer, dated May 12, 2006, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2 Certification of Acting Chief Financial Officer, dated May 12, 2006, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *
* Filed herewit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

 Date: May 15, 2006
By
/s/ Gerald L. Jensen

Gerald L. Jensen, President,

Chief Executive Officer

 Date: May 15, 2006
By
/s/ Jennifer A. Miller

Jennifer A. Miller,

Chief Accounting Officer