Form 10QSB
period 2007-08-20
CROFF ENTERPRISES INC
filed 2007-08-21
CIK 25743

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

MARK ONE

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly and six month period ended June 30, 2007

OR

 ___         TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                       Common -
                                                        $0.10 Par Value                                                                               None
                                      Title of each class                                                   Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X      Yes  _____No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  _____            X      No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)    _____Yes          X      No

There were 551,344 shares of common stock outstanding on August 1, 2006, exclusive of 69,399 common shares held in treasury stock.

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED).

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties.  These risks include but are not limited to: general economic conditions, the Company’s ability to finance acquisitions and drilling, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

             In addition, the Company is in a transition period, with the Company considering various “going forward” proposals that may materially alter the financing, structure, and core business of the Company, which may in turn, significantly affect current estimates or projections.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

CROFF ENTERPRISES, INC. BALANCE SHEETS (Unaudited)

	December 31,	June 30
	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$985,729	$1,050,929
Accounts receivable	124,900	119,189
	1,110,629	1,170,118

Oil and natural gas properties, at cost, successful efforts method:	1,340,362	1,363,207
Accumulated depletion and depreciation	(583,830)	(608,830)
	756,532	754,377

Total assets	$1,867,161	1,924,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,756	34,139
Current portion of ARO	23,000	23,000
Accrued liabilities	33,375	(7,719)
	115,131	49,420

Long-term portion of ARO	64,695	67,922
Stockholders’ equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	--	--
Class B Preferred stock, no par value; 1,000,000 shares authorized,
540,659 shares issued and outstanding	1,380,387	1,493,743
Common stock, $.10 par value; 20,000,000 shares authorized,
620,643 shares issued and outstanding	62,064	62,064
Capital in excess of par value	155,715	155,715
Treasury stock, at cost, 69,399 shares
issued and outstanding in 2005 and 2006	(107,794)	(107,794)
Retained earnings	196,963	203,425
	1,687,335	1,807,153

Total liabilities and stockholders’ equity	$1,867,161	$1,924,495

See accompanying notes to unaudited condensed financial statements

CROFF ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2006		2007	2006	2007
Revenues:
Oil and natural gas sales		$209,032	$211,792	$435,106	$422,121
Interest income		7,221	11,279	13,879	22,428
Other income		--	2,760	--	2,760

		216,253	225,831	448,985	447,309

Expenses:
Lease operating expense including
production taxes		57,469	62,927	123,158	138,423
General and administrative		35,874	40,789	98,826	84,661
Overhead expense, related party		8,126	12,055	24,444	24,180
Accretion expense		1,467	1,614	2,934	3,227
Depletion and depreciation		12,000	12,500	24,500	25,000
		114,936	129,885	273,862	275,491

Income before income taxes		101,317	95,946	175,123	171,818
Income taxes expense		23,000	30,000	39,000	52,000

Net income		$78,317	$65,946	$136,123	$119,818

Net income applicable to
preferred B shares		76,682	62,965	132,091	113,356

Net income applicable to
common shares		$1,635	$2,981	$4,032	$6,462

Basic and diluted net income
per common share	$	*	*	$0.01	$0.01

Weighted average common shares outstanding		551,224	551,224	551,224	551,224

* less than $0.01 per common share.

See accompanying notes to unaudited condensed financial statement.

CROFF ENTERPRISES, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY For the year ended December 31, 2006 and the six months ended June 30, 2007 (Unaudited)

					Capital in
	Preferred B stock		Common stock		excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	par value	stock	earnings

Balance at December 31, 2006	540,659	$1,380,387	620,643	$62,064	$155,715	$(107,794)	$196,963

Net income for the six months
ended June 30, 2007	-	-	-	-	-	-	119,818
Preferred stock reallocation	-	113,356	-	-	-	-	(113,356)

Balance at June 30, 2007	540,659	1,493,743	620,643	$62,064	$155,715	$(107,794)	$203,425

See accompanying notes to unaudited condensed financial statement

CROFF ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2007
(Unaudited)

	2006	2007
Cash flows from operating activities:
Net income	$136,123	$119,818
Adjustments to reconcile net income to
net cash provided by operating activities:
Depletion, depreciation and accretion	27,434	28,227
Changes in operating assets and liabilities:
Accounts receivable	19,232	5,711
Accounts payable	(6,814)	(24,617)
Accrued liabilities	(48,903)	(41,094)
Net cash provided by operating activities	127,072	88,045

Cash flows from investing activities:
Deposit received for sale of assets	100,000	--
Acquisition of property leases and improvements	(50,454)	(22,845)
Net cash provided by investing activities	49,546	(22,845)

Cash flows from investment activities:
Costs incurred for the benefit of farmout agreement	(300,621)	--
Net cash (used) by financing activities	(300,621)	--

Net increase (decrease) in cash and cash equivalents	(124,003)	65,200
Cash and cash equivalents at beginning of period	902,257	985,729
Cash and cash equivalents at end of period	$778,254	$1,050,929

Supplemental disclosure of non-cash investing and financing activities: None

See accompanying notes to unaudited condensed financial statement.

CROFF ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the three and six month periods ended June 30, 2006 and 2007 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, which report has been filed with the Securities and Exchange Commission.  The Annual Report is available from the Company’s website at  www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

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

Summary of Current Events – Primarily Termination of the Tiayuan Rongan Business Trading Company Ltd. Acquisition Agreement

Croff Enterprises, Inc. announced on December 14, 2006, a Stock Exchange Agreement (providing for shareholder approval) providing for the majority acquisition of the Tiayuan Rongan Business Trading Company Limited, hereafter “TRBT”, a Chinese company, which operates shopping malls, located in the city of Taiyuan, Shanxi Province, in the Peoples Republic of China. The stock for stock equivalent Exchange Agreement (hereafter “exchange agreement”) provided for a change in control of Croff, a change in the business of Croff, and new management team. As part of that agreement, Croff was to cancel its Preferred B stock by exchanging all Preferred B assets (oil and gas assets and cash) in exchange for all (67.2%) of the Preferred B shares of the principal shareholder. The 67.2% of the Preferred B shares held by C. S. Financial LLC and Jensen Development Company, which are owned by Croff’s Chairman, Gerald L. Jensen, would be exchanged for 67.2% of the assets and the balance of the Preferred B assets purchased for $600,000.

On June 1, 2007, Croff Enterprises, Inc. announced that it had terminated the exchange agreement with “TRBT”. The agreement was cancelled due to the failure of TRBT to timely supply qualifying financial statements to complete the proxy process and to comply with reporting requirements of a public company.  As part of the “TRBT” agreement, Croff had agreed to cancel all of its Preferred B shares and sell the remaining 32.8% of its oil and gas assets not held by the principal shareholders in return for receiving all of the principal shareholders Preferred B shares constituting 67.2% of all Preferred B shares and the sum of $600,000.

             Subsequent to the cancellation of the “TRBT” Exchange Agreement, the Board appointed an Independent Committee to determine whether to seek the continuation of the Preferred B sale and pursue other strategic alternatives. The Independent Committee was constituted on June 15, 2007. The Independent Committee is reviewing the strategic options available to the Company with the goals of simplifying the corporate structure, becoming a larger company and lowering the costs of compliance for a small public company.

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

Liquidity and Capital Resources

At June 30, 2007, the Company had assets of $1,924,495 and current assets totaled $1,170,118 compared to current liabilities of $49,420.  Working capital at June 30, 2007 totaled $1,120,698 an increase of 13% compared to $995,498 at December 31, 2006.  The Company had a current ratio at June 30, 2007 of approximately 24:1. During the six month period ended June 30, 2007, net cash provided by operations totaled $88,045, as compared to $127,072 for the same period in 2006. This decrease was primarily due to reduction of current liabilities in 2007.  The Company’s cash flow from operations is highly dependent on oil and natural gas prices.  The Company had no short-term or long-term debt outstanding at June 30, 2007.

Capital expenditures in the second quarter included $22,845 paid for completion of the Shriners II well which was started in 2006. This well is currently producing.  The Company’s plans for ongoing development, acquisition and exploration expenditures, and possible equity repurchases over and beyond the Company’s operating cash flows will depend entirely on the Company’s ability to secure acceptable financing, and reasonably priced opportunities.  Bank borrowings may be utilized to finance the Company’s 2007 capital budget.  In addition, the Company will utilize its internal operating cash flows.  Future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices.  There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will be undertaken.

The Company believes that borrowings from financial institutions, projected operating cash flows and the cash on hand will be sufficient to cover its working capital requirements for the next 12 months, if continuing its current oil and gas activities.  In connection with consummating any significant acquisition or funding an exploratory or development drilling program, additional debt or equity financing will be required, which may or may not be available on terms that are acceptable to the Company.

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

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

The Company had a net income for the second quarter of 2007 which totaled $65,946 compared to a net income of $78,317 for the same period in 2006.  This decrease in income from 2006 was due to lower prices for natural gas, higher lease operating expenses, and higher general and administrative expenses. The company expects lease operating expenses to remain relatively stable and general and administrative expenses to be higher due to strategic corporate changes.

Revenues for the second quarter of 2007 totaled $225,831, a slight increase from the same period in 2006. Oil and natural gas sales for the second quarter of 2007 totaled $211,792, a 1.3% increase from the same period in 2006.  Increased oil prices were mostly offset with lower natural gas prices in the current quarter.  The Company’s average sales price of oil in the second quarter of 2007 was slightly higher than the same period in 2006.  The Company’s average sales price of natural gas in the second quarter of 2006 was approximately $5.50 per Mcf (Mcf equates to one thousand cubic feet). The price in the second quarter of 2007 was approximately $5.00 per Mcf.

For the second quarter of 2007, lease operating expenses, which include all production related taxes, totaled $62,927 compared to $57,469 incurred for the same period in 2006.  This increase was primarily due to inflation in oil service pricing in 2007.

Estimated depreciation and depletion expense for the second quarter of 2007 totaled $12,500 and for 2006, totaled $12,500.

General and administrative expense, including overhead expense paid to a related party, for the second quarter of 2007, totaled $52,844 compared to $44,000 for the same period in 2006.  This increase related primarily to the higher costs incurred in the TRBT acquisition and proxy.  The Company has incurred additional costs during the second quarter in both 2006 and 2007, associated with compliance with the Sarbanes-Oxley Act of 2002.

Provision for income taxes for the second quarter of 2007 totaled $30,000 compared to $23,000 for the same period in 2006.  This increase is primarily attributable to the expiration of offsetting tax loss carry forwards in 2007 and being in a higher tax bracket.

Six Months ended June 30, 2007 compared to the six months ended June 30, 2006.

Revenues for the six months ended June 30, 2007 totaled $ 447,309 essentially equal with revenues of $448,985 at June 30, 2006. Net income for the six months ended June 30, 2007 and 2006 totaled $119,818 and $136,123 respectively. This decrease in the net income was primarily due to a higher provision for income taxes.

Oil and gas sales for the six months ended June 30, 2007 totaled $422,121 a 3% decrease from the $435,106 for the same period in 2006. This slight decrease in oil and gas sales in 2007 compared to 2006 is primarily attributed to a decrease in natural gas prices.

Lease operation expense which includes all production related taxes for the six months ended June 30, 2007 totaled $138,423 an 11% increase from $123,158 in 2006. This increase was primarily due to higher oilfield service costs in 2007.

Depletion and depreciation expense for the six months ended June 30, 2007 totaled $25,000 from the sum of $24,500 incurred for the same period in 2006. This increase was due to the small increase in producing assets in 2007.

General and administrative expenses, including overhead expense paid to related party, for the six months ended June 30, 2007 totaled $108,841 compared to $123,270 for the same period in 2006. Overhead expense paid to related party for the six months ended June 30, 2007 totaled $24,180 compared to $24,444 incurred for the same period in 2006. The decrease in overhead expenses is primarily attributed to timing of professional fees in the cancelled TRBT acquisition.  The Company has also incurred additional costs during both 2006 and 2007 with respect to strategic planning.[This should conform to the quarter above]

Provision for income taxes for the six months ending June 30, 2007 totaled $52,000 compared to $39,000 from the same period in 2006. This increase is primarily attributable to the expiration of offsetting tax loss carry forwards in 2007 and being in a higher tax bracket.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major current market risk exposure is in crude oil and natural gas prices.  Realized pricing is primarily driven by the prevailing domestic price for oil and natural gas.  Historically, prices received for oil and natural gas production have been volatile and unpredictable.  Pricing volatility is expected to continue.  Natural gas price realizations for the Six months ended June 30, 2007, ranged from a monthly low of approximately $3.50 per Mcf to a monthly high of approximately $8 per Mcf.  Oil prices ranged from a monthly low of approximately $55 per barrel to a monthly high of approximately $70 per barrel. A decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.  For the six months ended June 30, 2007, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $42,000.

ITEM 4.   CONTROLS AND PROCEDURES

As of June 30, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

PART II.                      OTHER INFORMATION

ITEM 5.  SUBSEQUENT EVENTS

(a)	On August 15, 2007, Jennifer Miller resigned as the chief accounting officer and secretary of the corporation. The Board expects to appoint a new officer at its next meeting.

         (b)  Within the next five days, the company intends to file an Amended 10-K to correct what the Company regards as certain technical accounting disclosure matters.  In all events, the Company does not believe that the accounting changed any of the actual performance data, such as revenues, net earnings or balance sheet data, but were made primarily to conform the categorizations and descriptions of certain financial information as requested by the SEC.  Further, the Company does not intend to, for the foregoing reasons, restate any of its prior financial statements or prior filings.  Any person wishing to obtain a listing of and directory to the specific amendments in the financial data and narrative information within the 10-K/A may obtain a copy identifying those changed sections from the Company upon written request.

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

(b)	The following reports on Form 8-K were filed by Registrant

The Company filed a current report on Form 8-K on June 1, 2007 announcing that the Exchange Agreement with Taiyuan Rongan Business Trading Company has been terminated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: August 20, 2007                                                                           By /s/ Gerald L. Jensen
Gerald L. Jensen,
Acting Chief Financial Officer and Chief Executive Officer