Form 10-K/A
period 2006-12-31
CROFF ENTERPRISES INC
filed 2007-08-28
CIK 25743

FORM 10-K/A
Amendment #1

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES x  NO o

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

TABLE OF CONTENTS
		Page
	PART I

ITEM 1	BUSINESS:
	CURRENT EVENTS: CHANGE OF CONTROL AND SALE OF ASSETS	4

ITEM 2	PROPERTIES	13

ITEM 3	LEGAL PROCEEDINGS	20

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

	PART II

ITEM 5	MARKET FOR REGISTRANT’S SECURITIES, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20

ITEM 6	SELECTED FINANCIAL DATA	22

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	22

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	27

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURES	27

ITEM 9A	CONTROLS AND PROCEDURES	27

ITEM 9B	OTHER INFORMATION	28

	PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	28

ITEM 11	EXECUTIVE COMPENSATION	30

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	31

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	32

	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	33
	SIGNATURES	34
	EXHIBITS
	CERTIFICATIONS PURSUANT TO THE SARBANES-OXLEY ACT OF 2002

Basis for 10-K Amendment

The following 10-K/A is being filed by Croff Enterprises, Inc. “The company” or “Croff” to correct what the company regards as certain technical accounting disclosure matters. In all events, the company does not believe that the accounting changed any of the actual performance data, such as, net earnings, cash flows or balance sheet data, but the changes were made primarily to conform to categorizations and description of certain financial information as requested by the SEC. Further, the company does not intend to, for the forgoing reasons, restate any of its prior financial statements or prior filings. Any person wishing to obtain a copy showing the specific amendments in the financial data and narrative information within the 10-K/A may obtain a copy identifying those changed sections from the company upon written request.

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

Summary of Current and Subsequent Material Events – (Discussion of Exchange Agreement terminated on June 1, 2007).

Croff Enterprises, Inc. announced on December 12, 2006, a now terminated Stock Equivalent Exchange Agreement providing for the acquisition of the Taiyun Rongan Business Trading Company Limited, hereafter “TRBT”, a Chinese corporation located in the city of Taiyun, Shanxi Province, in the People’s Republic of China. The stock equivalent Exchange Agreement (hereafter “exchange agreement”) provided for a change in control of Croff, a change in the business of Croff, and a new management team.

The essential provisions of the exchange agreement provided for Croff to issue over 11 million new common shares (92.5%) of its common stock to the shareholders of TRBT in exchange for the acquisition of 80% of the outstanding equity and ownership interest in TRBT by Croff. In the event of the completion and closing of the Exchange Agreement, Croff would have owned eighty percent (80%) of all of the issued and outstanding equity interest of TRBT. TRBT owns a seventy-six percent (76%) interest in six shopping malls located in or around the city of Taiyun, China which is located approximately 400 kilometers west of Beijing, China. As a result, Croff would have owned approximately sixty-one percent (61%) net interest in the shopping malls as its sole assets. At closing, TRBT shareholders would have received and owned approximately 92.5% of the common shares of Croff and the Croff shareholders would have continued to hold approximately 7.5% of the then issued and outstanding common shares of Croff.

As a provision of the exchange agreement, Mr. Gerald L. Jensen, Croff’s President, and his affiliated companies, the current principal shareholders of Croff, hereafter the “Croff Principals,” would have, subject to shareholder vote, acquired 67.2% of all of the Preferred B Oil and Gas assets from Croff in exchange for the conveyance to Croff of the 67.2% of the Class B Preferred Shares currently held by these Croff Principals. The Croff Principals would have exchanged three hundred sixty three thousand five hundred thirty five (363,535) shares, or 67.2% of the class “B” shares outstanding, in exchange for 67.2% of the shares of a new subsidiary to which all of the oil and gas assets and related bank accounts of the Company will be transferred. These class “B” preferred shares would have been cancelled by the Company upon assignment. The Croff Principals would have, concurrently, tendered the sum of six hundred thousand dollars ($600,000) in cash to the company, and assume all liabilities of the oil and gas assets, in exchange for the remaining 32.8% of the shares of the new subsidiary holding all of the Croff oil and gas assets.

Croff would have, as part of the exchange closing, converted all remaining preferred “B” shares held by the public, being approximately 32.8% of the issued and outstanding class of preferred “B” shares, to common shares on a ratio of two common shares for each class “B” preferred share cancelled.  Upon the closing of the exchange transaction, all class “B” preferred shares would have been cancelled and terminated of record, and all holders of Preferred “B” shares would have received two common shares in exchange.  All class “B” preferred shareholders subsequent to closing would have been deemed to hold common shares. As provided in the exchange agreement upon closing, the company would have outstanding only common shares. The company would have been authorized to pay a dividend of twenty cents per share to all common shareholders of record prior to closing. This dividend would not include the new common shares to be issued to the preferred shareholders at closing. The exchange agreement would also have provided that the sum of $530,000 must remain in Croff at closing, after payment of all proxy and closing expenses, dissenting shareholder rights, and the dividend.

A majority of the preferred B shareholders would have been required to approve the sale of the Preferred B assets and a majority of the common would have been required to approve all the terms for the exchange agreement to be closed as outlined herein.

The exchange agreement would have been subject to the completion of standard due diligence by both entities, dissemination of a proxy statement, and a shareholders vote by Croff common shareholders and Preferred B Shareholders, whose vote must approve this transaction.

If the transaction were closed, the shareholders would have elected a new Board of Directors nominated and designated by TRBT. The new Board could have appointed new officers for the company. As a net result, the business of the company would have changed from oil and gas production to the acquisition, development, and management of retail properties in Taiyuan, China, including the initial six properties as identified. It was expected that the company’s offices in the United States would be moved to the Los Angeles area from Denver, CO.

The exchange agreement would have also required majority approval by the common shareholders to increase the authorized but unissued preferred “A” shares, no par, from five million shares to ten million shares. It also required increasing the authorized common shares, $0.10 par, from 20 million to 100 million shares. Each Croff common shareholder would have had the right to exercise dissenting shareholder rights and obtain cash in lieu of remaining as a common shareholder.

The exchange agreement was anticipated to be approved since the principal shareholders held a majority of the preferred “B” shares and the principal shareholders plus Mr. Julian D. Jensen, a director, held a majority of the common shares.

The exchange agreement was the subject of negotiations for nearly one year, following the initial proposal to Croff by TRBT to have Croff acquire TRBT. After initial discussions beginning in December, 2005, the President of Croff visited Taiyuan, China, in April 2006, and inspected the shopping malls and met with the officers, staff, and owners. The President also met with legal counsel in Beijing, China, to be briefed on the legalities of the transaction under Chinese law. Subsequently negotiations took place from April through November of 2006, with respect to all aspects of the transaction, resulting in the signing of the Exchange Agreement on December 12, 2006.  On June 1, 2007 Croff announced the termination of the TRBT Exchange Agreement and filed an 8-K with the SEC announcing this termination.

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

In 2006, two of the company’s long term directors resigned. Mr. Edwin Piker declined to stand for re-election at the Company’s annual meeting held on December 8, 2006. He was replaced by Mr. Harvey Fenster, a new Director. Mr. Dilworth Nebeker resigned just prior to the annual shareholders meeting, for which he was a candidate as director. The vacancy due to Mr. Nebeker’s resignation has not been filled. More information on these changes in the Board of Directors is found in Part III of this 10-K.  All new oil and gas interests described in this section will be part of the class “B” preferred assets to be sold as part of the exchange agreement.

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

Of the 11,190 shares tendered by the expiration of the tender offer, subject to delivery, all but 150 shares were delivered by the deadline established by the Offerors. During the tender offer, two Directors tendered all of their shares of Preferred B stock. After the tender offer, one Director, Richard Mandel sold the majority of his Preferred B shares for a note due in 2006; retaining 8,000 Preferred B shares.  After the tender offer, one of the Directors, Julian Jensen, who had tendered approximately one third of his shares, sold the balance of his Preferred B shares at the same price as offered for the tender offer for notes payable during 2006 and 2007. These Additional purchases after the tender offer, by C.S. Finance L.L.C. totaled another 33,418 Preferred B shares, of which 21,663 Preferred B shares were purchased from Julian Jensen, and of which 7,702 shares were purchased from Richard Mandel for the tender offer price. To date, the number of Preferred B shares collectively owned by Gerald L. Jensen, C.S. Finance L.L.C., and Jensen Development Company total 67.2% of the Preferred B shares.  The holders of approximately 94,394 Preferred B shares were not located during the tender offer.

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

The December 31, 2006 valuation reflected average wellhead prices of $6.36 per Mcf and $51.95 per barrel, while the December 31, 2005 valuation reflected average wellhead prices of $7.93 per Mcf and $55.93 per barrel.  At December 31, 2006, approximately 61% of the Company reserve values were from oil.  The Company’s proven oil reserves as of December 31, 2006 and 2005 were estimated at 87,116 barrels and 77,696 barrels respectively.  During 2006, the Company had production of 7,888 barrels of oil compared to production of 7,630 barrels during 2005.  The Company’s proven natural gas reserves as of December 31, 2006 and 2005 were estimated at 443,227 Mcf and 385,811 Mcf, respectively.  During 2006, the Company had production of 59,452 Mcf of natural gas compared to production of 59,403 Mcf of natural gas during 2005. The Company’s December 31, 2006, reserve study included an overall increase in the Company’s estimated proven natural gas reserves of 57,416 Mcf and an upward revision of proven oil reserves of 9,420 barrels.  The natural gas revisions were primarily in the four corners leases in Colorado, and additional natural gas wells in Utah.  The oil increases were from new wells in Utah, and reevaluation of oil wells in Michigan.

Revenues from oil and natural gas sales for 2006 totaled $842,400. Net income for 2006 was $373,015.  Net cash provided by operating activities in 2006 totaled $329,840. The Company’s cash flow from operations is highly dependent on oil and natural gas prices.  Capital expenditures for 2006 totaled $57,746 and were primarily attributable to participation in new wells in Utah, Colorado, and Wyoming.  The Company had no short-term or long-term debt outstanding at December 31, 2006.

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

In 1996, the Company created a class of Preferred B stock to which the perpetual mineral interests and other oil and natural gas assets were pledged.  Thus, the Preferred B stock represents the majority of the Company’s oil and natural gas assets, exclusive of the Company’s prior interests which were held in Dewitt County, Texas.  The Preferred B share assets consist of all oil and natural gas assets not located in Dewitt County, Texas, the Preferred B savings account and the checking account, and the receivables and liabilities related thereto. The common share assets consist of the remaining oil and gas assets in Dewitt County, Texas, the common stock savings and checking accounts, and the balance of the Company’s assets. Each common shareholder, as of the February 28, 1996 record date, received one Preferred B share for each common share held, at the time of this restructuring of the capital of the Company. Subsequent to this date, the Company’s securities have been separately traded.  The Company’s common stock is listed and occasionally traded on the Over the Counter Bulletin Board (www.otcbb.com) under the symbol “COFF”.  The Preferred B shares have limited trading in private transactions.  There are currently one million Preferred B shares authorized and 540,659 issued and outstanding. All oil and gas assets presently remaining in the company as of the date of this report are pledged to the preferred “B” shares, except for non-operated working interests in two wells and equipment in Dewitt County, Texas.

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

Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K/A. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks include but are not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-K/A.

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K/A occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

In addition, the company is in a transition period, with the company considering various “going forward” proposals that may materially alter the financing, structure, and core business of the company, which may, in turn, significantly affect current estimates or projections.

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

ITEM 2.                      PROPERTIES

Present Activities

In the third quarter of 2006, Croff sold the balance of its principal properties in the Yorktown Reentry Program in Dewitt County, Texas. Previously the Company had participated with Tempest Energy Resources, LP., in the Yorktown area.  In June 2006, the company reached an agreement to sell all of its assets in the Yorktown program except a working interest in two wells, one of which was commercial. The Company also attempted to sell these two wells but was unable to find a buyer. The sale of the principal assets included the Eyhorn Lease, including the 20% working interest in the Edward Dixel Gipps well. It also included the Panther Pipeline, approximately 7.2 miles of natural gas gathering line which Croff had acquired in 2006 from Panther Pipeline Limited of Houston, Texas. The sale proceeds approximately equaled the Company’s cost in the DeWitt County program. Since the Company had written off a portion of its cost in 2005, the sale resulted in a small gain reported in the third quarter of 2006. The Company agreed to sell its interest in the remaining two wells in Dewitt County, Texas, on or before closing of the Exchange Agreement.

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

 An independent petroleum engineering firm compiled the proved oil and natural gas reserves and future revenues as of December 31, 2004, 2005 and 2006 for the Company’s oil and natural gas assets.  Since December 31, 2006, the Company has not filed any estimates of its oil and natural gas reserves with, nor was any such estimates included in any reports to, any state or federal authority or agency, other than the Securities and Exchange Commission. The reserve study provided to the Company for December 31, 2006 for its reserves and used in the preparation of this filing was prepared by McCartney Engineering, LLC, Consulting Petroleum Engineers, 4251 Kipling Street, Suite 575, Wheat Ridge, CO 80033, 303-830-7208.

For additional information concerning oil and natural gas reserves, see Supplemental Information - Disclosures about Oil and Natural Gas Producing Activities - Unaudited, included with the Financial Statements filed as a part of this report.

The following table sets forth summary information with respect to estimated proved reserves at December 31, 2006. (See table F-22 through F-24)

ESTIMATED PROVED RESERVES
As of December 31, 2006

	Net Oil	Net Natural Gas	Standardized Measure of discounted future cash flows related to proved Oil and Gas Reserves
Area	(Bbls)	(Mcf)
Alabama	-	1,335	$3,075
Colorado	-	101,941	277,945
Michigan	58,739	126,508	1,237,211
Montana	2,258	-	25,684
New Mexico	152	76,031	256,954
North Dakota	6,857	3,788	78,185
Oklahoma	1,405	53,160	134,333
Texas	329	10,754	44,699
Utah	9,153	54,123	367,292
Wyoming	8,223	15,587	159,622
Total	87,116	443,227	$2,585,000

The above table is a state by state summary of the information disclosed on page F-22.

The following table sets forth summary information with respect to oil and natural gas production for the year ended December 31, 2006.

STATE GEOGRAPHIC DISTRIBUTION OF NET PRODUCTION

	Net Oil	Net Natural Gas
State	(Bbls)	(Mcf)
Alabama	-	125
Colorado	41	12,323
Michigan	4,571	7,429
Montana	152	-
New Mexico	182	7,337
North Dakota	636	215
Oklahoma	270	15,582
Texas	110	4,111
Utah	1,465	10,027
Wyoming	461	2,765
Total	7,888	59,915

The following table sets forth summary information with respect to the Company’s estimated number of productive wells as of December 31, 2006.

PRODUCTIVE WELLS AND ACREAGE (1) (2) (3) As of December 31, 2006
Area	Gross Oil Wells(2)	Gross Natural Gas Wells(2)		Net Oil Wells	Net Natural Gas Wells	Net Acreage with Production
Alabama	-	2		-	.01	10
Colorado	1	13		.04	.02	40
Michigan	3	33		.98	.19	188
Montana	1	-		.05	-	5
New Mexico	1	57	(3)	.01	.03	55
North Dakota	10	6		.12	.12	38
Oklahoma	3	8		.25	1.28	173
Texas	3	11		.38	.38	160
Utah	121	36		.22	.19	730
Wyoming	11	5		.14	.18	240
Total	154	171		2.19	2.40	1,639

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

AVERAGE SALES PRICES AND PRODUCTION COST
Past Three Years by Geographic Area

Average Sales Price*							Average Production Cost*
	2006		2005		2004		2006		2005		2004
Geographic Area	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Alabama	$-	$7.23	$-	$9.38	$-	$6.10	$-	$1.56	$-	$1.30	$-	$2.24
Colorado	$71.12	$5.46	$58.33	$6.69	$36.01	$5.05	$15.50	$.55	$14.76	$0.23	$16.64	$1.11
Michigan	$58.38	$7.34	$53.56	$8.29	$38.80	$6.10	$23.20	$1.12	$26.79	$0.92	$16.91	$2.82
Montana	$61.82	$-	$56.40	$-	$40.45	$-	$26.43	$-	$29.55	$-	$24.30	$-
New Mexico	$61.26	$6.80	$53.14	$7.02	$40.26	$4.73	$16.10	$.48	$15.00	$0.02	$3.12	$0.52
North Dakota	$55.78	$4.78	$52.16	$4.98	$39.25	$2.12	$18.20	$2.10	$17.18	$2.08	$10.60	$1.63
Oklahoma	$50.17	$5.42	$54.05	$6.44	$38.20	$4.66	$22.17	$2.32	$18.96	$2.21	$10.46	$1.74
Texas	$61.53	$6.88	$54.61	$7.98	$39.58	$5.33	$14.05	$1.84	$6.71	$1.28	$7.27	$7.27
Utah	$58.51	$5.04	$53.92	$6.38	$40.42	$5.07	$2.90	$.60	$3.13	$0.25	$6.70	$1.12
Wyoming	$51.26	$6.38	$48.40	$7.05	$34.73	$4.64	$9.83	$1.30	$8.66	$1.28	$10.03	$1.67

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

COMMON SHARES —	551,244 SHARES OUTSTANDING FOR 2005 - (The following data is generated from limited trades on the Over-The-Counter Bulletin Board including purchases by the Company’s management.)

BID RANGE	Year	Calendar Quarter	Low	High
	2004:	First Quarter	$.55	$1.10
		Second Quarter	$.25	$1.60
		Third Quarter	$1.75	$1.80
		Fourth Quarter	$1.01	$2.20
	2005:	First Quarter	$1.40	$1.80
		Second Quarter	$1.20	$1.50
		Third Quarter	$1.45	$2.00
		Fourth Quarter	$1.25	$1.85
	2006:	First Quarter	$1.40	$1.75
		Second Quarter	$1.50	$2.40
		Third Quarter	$1.50	$2.00
		Fourth Quarter	$1.60	$3.00

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

STATEMENT OF OPERATIONS DATA
	Year Ended December 31,

	2002		2003		2004		2005		2006
Operations
Oil and Natural Gas	$286,602		$392,564		$608,132		$934,525		$842,400
Other Revenues	$28,726		$23,362		$(1,403)		$7,330		$660
Expenses	$216,416		$321,817		$434,046		$644,025		$519,716
Net Income	$98,912		$94,109		$142,116		$289,887		$373,015
Per Common Share(1)	$.04	(1)	$.01	(1)	$(0.13	)(1)	$(0.05	)(1)	$0.15	(1)
Working capital	$419,475		$336,471		$330,243		$625,862		$995,498
Dividends per share	NONE		NONE		NONE		NONE		NONE

BALANCE SHEET DATA
Total assets	$753,212		$898,221		$1,088,553		$1,807,502		$1,867,161
Long-term debt**	--		--		--		--		--
Stockholders’ equity	$736,408		$866,112		$1,051,438		$1,314,320		$1,687,335

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

Liquidity and Capital Resources

At December 31, 2006, the Company had assets of $1,867,161. At December 31, 2006, the Company’s current assets totaled $1,110,629 compared to current liabilities of $115,131.  Working capital at December 31, 2006 totaled $995,498, an increase of approximately 59% compared to $625,862 at December 31, 2005.  The Company had a current ratio at December 31, 2006 of approximately 10:1.  During 2006, net cash provided by operations totaled $329,840, as compared to $412,339 for 2005.  This decrease was due to lower prices in 2006. Liquidity increased due to the sale of Panther Pipeline and the Edwards Dixel Gips lease. The cost basis for the Panther pipeline was $40,000 and the cost basis in the Edwards Dixel Gips lease was $102,459, for a total of $142,459. The proceeds from the sale were $255,000 yielding a gross gain for this transaction of $112,543. The Company’s cash flow from operations is highly dependent on oil and natural gas prices; which were at historic highs in 2005, but dropped in 2006.  The Company had no short-term or long-term debt outstanding at December 31, 2006.  In December, 2005, the Company purchased 16,156 shares of its common stock at a cost of $24,643, which is included in the treasury as of year end.

At December 31, 2006, there were no commitments for capital expenditures. In 2006, the Company committed approximately $42,000 for an 18.75% interest in the Long Knife #23-29 gas well in Colorado. The company decided to participate in the proposed drilling, receiving an 18.75% working interest in the well which was completed at the end of 2006. The company also decided to participate in drilling of the Anderson Canyon wells located in Wyoming. The Company spent approximately $7,000 yielding a working interest in the wells to .0015. The Anderson Canyon wells were completed around July 1, 2006. In late 2005 and early 2006, the Company executed an authorization for the drilling and completion of the Shriners 10-C-2 well in Utah. The estimated costs to Croff for the Shriners 10-C-2 well was around $52,000, and the Company would retain an approximate 1.7% working interest in the well. The well is expected to be completed in early 2007. The drilling and completion of the above named wells, increased proven oil and gas properties. Under the successful efforts method, proved properties increased from $1,016,442 as of December 31, 2005 to $1,074,188 as of December 31, 2006.

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

Results of Operations

Revenues for 2006 totaled $843,060, a decrease of approximately 11% from $941,855 in 2005.  Net income for 2006 totaled $373,015 compared to $289,887 for 2005.  The increase in revenue was primarily due to the gain from the sale of the Edward Dixel Gips lease in Dewitt County, TX. Oil and gas sales for the December 31, 2006 year end totaled $842,400, a decrease of approximately 10% from $934,525, for the year ended December 31, 2005. A decrease in oil and gas prices were the factors causing this decrease in oil and gas sales compared to the same period in 2005, while production rose slightly.

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

ITEM 9A.                   CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Accounting Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers originally concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

The Company is not aware of any previously undisclosed, but required information since its last filing; that is not included in this 10-K report.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officers and Significant Employees.

The Croff Board consists of Gerald L. Jensen, Richard H. Mandel Jr., Harvey Fenster, and Julian D. Jensen. The fifth Director, Dilworth Nebeker, resigned, and a replacement has not been elected. Mr. Edwin Peiker did not stand for reelection at the annual meeting in 2006, and Mr. Harvey Fenster was elected as his replacement.  Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified.  The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company.  The following is provided with respect to each officer and director of the Company as of March 1, 2007:

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

JULIAN D. JENSEN, 59, DIRECTOR

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2006, the Company entered into the exchange agreement with TRBT described under Item 1. This Transaction would have included the exchange of the principal shareholders Preferred “B” shares for shares of a new subsidiary which would be assigned the Company’s oil and gas assets.  This potential conflict is now moot.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Ronald Chadwick was recommended by the Audit Committee of the Board and approved by the Company stockholder’s for appointment as the registered public accounting firm for the Company for the fiscal year ended December 31, 2006.  Ronald Chadwick is registered with the Public Company Accounting Oversight Board.  Ronald Chadwick is in the first year of acting as independent accountant for the company, and his fees for each quarterly review are $1,250 and the fee for the 2006 year end audit is $10,000. Previously, Causey Demgen and Moore, “CDM,” has been acting as independent accountants for the Company for over fifteen years. Aggregate fees for professional services rendered by CDM in connection with its audit of the Company’s Financial Statements as of and for the year ended December 31, 2005, and its limited reviews of the Company’s unaudited condensed quarterly Financial Statements during 2005 totaled $14,145. During 2006, CDM did not perform any additional services for the Company.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See index to Financial Statements, financial statement schedules and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof, which follow the exhibits below.
Reports on Form 8-K:

8-K: December 15, 2006 Croff Announces Merger Plan
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

REGISTRANT:

CROFF ENTERPRISES, INC.

Date:	08/27/2007	By	/s/ Gerald L. Jensen
Gerald L. Jensen, President,
Chief Executive Officer

Date:	08/27/2007	By	/s/ Gerald L. Jensen
Gerald L. Jensen
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Date:	08/27/2007	By	/s/ Gerald L. Jensen
Gerald L. Jensen, Chairman

Date:	08/27/2007	By	/s/ Richard H. Handel, Jr.
Richard H. Mandel, Jr., Director

Date:	08/27/2007	By	/s/ Harvey Fenster
Harvey Fenster, Director

Date:	08/27/2007	By	/s/ Julian D. Jensen
Julian D. Jensen, Director

CROFF ENTERPRISES, INC.

FINANCIAL STATEMENTS

December 31, 2005 and 2006

WITH

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

CROFF ENTERPRISES, INC.

INDEX TO FINANCIAL STATEMENTS, SCHEDULES

AND SUPPLEMENTAL INFORMATION

Page Number

I.	Financial Statements

	Report of Registered Public Accounting Firm	F-2

	Report of Registered Public Accounting Firm	F-3

	Balance Sheets as of December 31, 2005 and 2006	F-4

Statements of Operations for the years ended December 31,
	2004, 2005 and 2006	F-5

Statements of Stockholders' Equity for the years ended
	December 31, 2004, 2005 and 2006	F-6

Statements of Cash Flows for the years ended December 31,
	2004, 2005 and 2006	F-7

	Notes to Financial Statements	F-8

II.	Supplemental Information - Disclosures About Oil and

	Gas Producing Activities – Unaudited	F-20

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
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

Aurora, Colorado                                                                                                       Ronald R. Chadwick, P.C.
March 22, 2007                                                                                                           RONALD R. CHADWICK, P.C.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Croff Enterprises, Inc.

We have audited the balance sheets of Croff Enterprises, Inc. at December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

CROFF ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2005 and 2006

	2004	2005	2006
Revenues
Oil and natural gas sales	$615,731	$934,525	$842,400
Loss on natural gas “put” contracts	(7,599)	--	--
Other income (lease payments)	6,196	7,330	660
	614,328	941,855	843,060
Expenses
Lease operating expense including
production taxes	192,187	272,129	205,371
Proposed drilling program	30,825	52,638	--
General and administrative	112,157	165,212	212,648
Overhead expense, related party	48,000	50,554	49,872
(Gain) on sale of equipment	--	(14,173)	(112,543)
Accretion expense	--	10,187	5,868
Depletion and depreciation	42,000	45,000	48,500
	425,169	581,547	409,716
Income from operations	189,159	360,308	433,344
Other income (expense)
Gain (loss) on sale of marketable equity securities	(38,166)	--	--
Interest income	--	12,057	49,671
	(38,166)	12,057	49,671
Income before income taxes	150,993	372,365	483,015
Provision for income taxes	8,877	82,478	110,000
Net income	$142,116	$289,887	373,015

Net income applicable to
preferred B shares	213,634	316,304	291,154

Net income (loss) applicable to
common shares	$(71,518)	$(26,417)	$81,861

Basic and diluted net income
(loss) per common share	$(0.13)	$(0.05)	$0.15

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

6.         INCOME TAXES

The provisions for income taxes from operations consist of the following:

	2004	2005	2006
Current tax expense	$8,877	$82,478	$110,000
Deferred income tax expense	- -	- -	- -
	$8,877	$82,478	$110,000

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2004	2005	2006
United States statutory rate	34.00%	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55	2.55	2.55
Reduction of valuation allowance (used NOL)	(2.55)	(0.45)	(0.45)
Percentage depletion	(29.79)	(15.62)	(14.45)
Book depletion & depreciation in excess of tax	1.67	1.67	1.12
	5.88%	22.15%	22.77%

CROFF ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2005 and 2006

6.           INCOME TAXES (continued)

At December 31, 2006, the Company had capital loss carry-forwards of approximately $31,000. The loss was due to the sale of marketable securities and hedging transactions during fiscal year December 2002. The capital loss has indefinite life and can only used to reduce gains created by sale of capital assets.

Deferred taxes results primarily from state net operating loss carry forwards and capital loss carry forwards and asset basis differences between book and income tax depreciation and depletion methods. In addition, the Company uses percentage depletion which does not create a basis difference between book and tax above the book/tax cost depletion. The net operating loss carry forward is only for two of the states the Company operates in and expires in 2006. The income tax percentage depletion continues to exceed book depletion and is considered a permanent difference.

At December 31, 2004, 2005 and 2006, total deferred tax assets, liabilities and valuation allowance are as follows:

Deferred tax assets resulting from:

	2004	2005	2006
Net operating loss carry forwards	$10,220	$7,688	$5,156
Capital loss carry forward	10,540	10,540	10,540
Depreciation & depletion differences	(2,532)	(2,532)	(5,425)
Total deferred tax asset	18,228	15,696	10,271
Less valuation allowance	(18,228)	(15,696)	(10,271)
	$--	$--	$--

A 100% valuation has been established against the deferred tax assets, as utilization of the net operating and capital loss carry forwards cannot be reasonably assured.

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

NOTE:    The following footnote is now moot since the Exchange Agreement referred to herein, was terminated on June 1, 2007.

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

EXPLANATION OF REVISIONS TO PROVEN OIL AND GAS RESERVES IN 2006

Crude oil reserves increased in Michigan and Montana due to the revision of previous estimates as the decline curve on these oil wells decreased. In North Dakota, rework on a well increased the recoverable reserves. Oil reserves decreased in Texas due to the sale of minerals in place. In Utah, oil reserves increased due to extensions and discoveries on Uintah County fields. Wyoming oil reserves increased due to revision of previous estimates resulting from the engineer’s increasing the life of a lease in Campbell County, Wyoming. Natural gas reserves increased in Colorado and New Mexico due to extensions of existing fields on the Company’s leases in the Four Corners coal bed methane production area. In Michigan, improved recovery on one lease and revisions of previous quantity estimates in Otsego County, increased natural gas reserves. Extensions and discoveries in Uintah County, Utah increased natural gas reserves in that area.

CROFF ENTERPRISES, INC.

SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The results of operations for oil and gas producing activities, excluding capital expenditures, impairment charges, corporate overhead and interest expense, are as follows for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006

Revenues
Oil and natural gas sales	$615,731	$934,525	$842,400
Loss on natural gas “put” contracts	(7,599)	--	--
Other revenue (lease payments)	6,196	7,330	660
	614,328	941,855	843,060

Lease operating costs	148,844	257,813	150,011
Production taxes	43,343	66,954	55,360
Impairment charges	--	52,638	--
Depletion, depreciation and accretion	42,000	55,187	54,368
Income tax expense	8,877	82,478	110,000

	243,064	515,070	369,739

Results of operations from producing
activities (excluding capital
expenditures, corporate overhead,
and interest expense)	$371,264	$426,785	$473,321

CROFF ENTERPRISES, INC.

SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS AND CHANGES THEREIN
RELATING TO PROVED OIL AND GAS RESERVES

	Year ended December 31,
	2004	2005	2006
Future cash inflows	$4,829,000	$7,618,000	$7,343,000
Future production and development costs	(2,259,000)	(2,790,000)	(2,679,000)
	2,570,000	4,828,000	4,664,000
Future income tax expense	(450,000)	(966,000)	(933,000)
Future undiscounted net cash flows	2,120,000	3,862,000	3,731,000
10% annual discount for
estimated timing of cash flows	(477,000)	(1,023,000)	(1,146,000)
Standardized measure of
discounted future net
cash flows	$1,643,000	$2,839,000	$2,585,000

The following are the principal sources of
change in the standardized measure of
discounted future net cash flows:

Beginning balance	$1,257,000	$1,643,000	$2,839,000

Evaluation of proved undeveloped
reserves, net of future production
and development costs	--	--	--
Purchase of proved reserves	7,000	43,000	58,000
Sales and transfer of oil and gas
produced, net of production costs	(405,000)	(607,000)	(638,000)
Net increase (decrease) in prices and costs	1,022,000	2,207,000	(124,000)
Extensions and discoveries	-	60,000	223,000
Revisions of previous quantity estimates	(106,000)	522,500	381,000
Accretion of discount	(55,000)	(649,500)	(158,000)
Net change in income taxes	(77,000)	(380,000)	4,000
Other	--	--	--

Ending balance	$1,643,000	$2,839,000	$2,585,000

CROFF ENTERPRISES, INC.

SUPPLEMENTAL INFORMATION - DISCLOSURES
ABOUT OIL AND GAS PRODUCING ACTIVITIES – UNAUDITED

PROVED OIL AND GAS RESERVE QUANTITIES
(All within the United States)

	Oil Reserves	Gas Reserves
	(bbls)	(mcf)

Balance at December 31, 2003	84,110	531,377

Revisions of previous estimates	4,119	(66,837
Extensions, discoveries and other additions	250	2,500
Production	(8,011)	(59,959

Balance at December 31, 2004	80,468	407,084

Revisions of previous estimates	5,434	32,837
Extensions, discoveries and other additions	(576)	5,293
Production	(7,630)	(59,403
Balance at December 31, 2005	77,696	385,811

Revisions of previous estimates	11,198	79,054
Extensions, discoveries and other additions	6,110	38,277
Production	(7,888)	(59,915

Balance at December 31, 2006	87,116	443,227

Proved developed reserves
December 31, 2004	72,262	352,974
December 31, 2005	77,696	385,811
December 31, 2006	87,116	443,227

Costs incurred in oil and gas producing activities for the years ended December 31, 2004, 2005, and 2006 are as follows:

	2004	2005	2006
Property acquisition
Proven	$122,222	$30,000	$--
Unproven	--	--	--
Exploration costs capitalized	--	--	--
Development costs capitalized	$188,832	$62,228	$57,825
Impairment of property	--	52,638	--
Production costs	192,187	272,129	205,371
Depletion, depreciation, and accretion	42,000	55,187	54,368