Form 10-Q
period 2007-09-30
CROFF ENTERPRISES INC
filed 2007-11-13
CIK 25743

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

MARK ONE

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly and nine month period ended September 30, 2007

OR

❒       TRANSITION REPORT pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes  ☒  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)   ☐  Yes    ☒ No

There were 551,344 shares of common stock outstanding on October 1, 2007, exclusive of 69,399 common shares held in treasury stock.

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q) TO THE SECURITIES AND EXCHANGE COMMISSION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED).

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

CROFF ENTERPRISES, INC.
BALANCE SHEETS
(Unaudited)

	December 31,	September 30
	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$985,729	$1,128,984
Accounts receivable	124,900	124,142
	1,110,629	1,253,126

Oil and natural gas properties, at cost, successful efforts method:	1,340,362	1,404,571
Accumulated depletion and depreciation	(583,830)	(621,330)
	756,532	783,241

Total assets	$1,867,161	$2,036,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,756	$39,098
Current portion of ARO	23,000	23,000
Accrued liabilities	33,375	4,645
Total Current Liabilities	115,131	66,743

Long-term portion of ARO	64,695	69,535
Stockholders’ equity:
Class A Preferred stock, no par value
5,000,000 shares authorized, none issued	--	--
Class B Preferred stock, no par value; 1,000,000 shares authorized,
540,659 shares issued and outstanding	1,380,387	1,583,642
Common stock, $.10 par value; 20,000,000 shares authorized,
620,643 shares issued and outstanding	62,064	62,064
Capital in excess of par value	155,715	155,715
Treasury stock, at cost, 69,399 shares
issued and outstanding in 2005 and 2006	(107,794)	(107,794)
Retained earnings	196,963	206,462
	1,687,335	1,900,089

Total liabilities and stockholders’ equity	$1,867,161	$2,036,367

See accompanying notes to unaudited condensed financial statements

CROFF ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues:
Oil and natural gas sales	$231,180	$242,863	$666,286	$664,984
Interest income	24,657	11,065	38,536	33,397
Other income	--	--	--	2,760
Gain on Sale of Asset	112,543	--	112,543	--.
	368,380	253,928	817,365	701,237
Expenses:
Lease operating expense including
production taxes	73,394	74,372	196,552	212,795
General and administrative	36,346	33,429	135,172	118,090
Overhead expense, related party	19,020	17,077	43,464	41,257
Accretion expense	1,467	1,614	4,401	4,841
Depletion and depreciation	12,000	12,500	36,500	37,500
	142,227	138,992	416,089	414,183
Income before income taxes	226,153	114,936	401,276	286,754
Income taxes expense	72,000	22,000	110,000	74,000
Net income	$154,153	$92,936	$291,276	$212,754
Net income applicable to
preferred B shares	75,358	89,899	207,449	203,255
Net income applicable to
common shares	$78,795	$3,037	$83,827	$9,499
Basic and diluted net income
per common share	$0.14	$0.01	$0.15	$0.02

Weighted average common shares outstanding	551,224	551,224	551,224	551,224

* less than $0.01 per common share.

See accompanying notes to unaudited condensed financial statement.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2006 and the nine months ended September 30, 2007
(Unaudited)

					Capital in
	Preferred B stock		Common stock		excess of	Treasury	Accumulated
	Shares	Amount	Shares	Amount	par value	stock	earnings

Balance at December 31, 2006	540,659	$1,380,387	620,643	$62,064	$155,715	$(107,794)	$196,963

Net income for the nine months
ended September 30, 2007	-	-	-	-	-	-	212,754
Preferred stock reallocation	-	203,255	-	-	-	-	(203,255)

Balance at September 30, 2007	540,659	$1,583,642	620,643	$62,064	$155,715	$(107,794)	$206,462

See accompanying notes to unaudited condensed financial statement

CROFF ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2007
(Unaudited)

	2006	2007
Cash flows from operating activities:
Net income	$291,449	$212,754
Adjustments to reconcile net income to
net cash provided by operating activities:
Depletion, depreciation and accretion	40,901	42,341
Gain on sale of assets	(112,543)	--
Changes in operating assets and liabilities:
Accounts receivable	26,104	757
Accounts payable	49,941	(19,658)
Accrued liabilities	20,587	(28,730)
Net cash provided by operating activities	316,439	207,464

Cash flows from investing activities:
Proceeds from sale of assets	210,550	--
Acquisition of property leases and improvements	(110,065)	(64,209)
Net cash provided by investing activities	100,485	(64,209)

Cash flows from investment activities:
Costs incurred for the benefit of farmout agreement	(300,621)	--
Net cash (used) by financing activities	(300,621)	--

Net increase in cash and cash equivalents	116,303	143,256
Cash and cash equivalents at beginning of period	902,257	985,729
Cash and cash equivalents at end of period	$1,018,560	$1,128,984

Supplemental disclosure of non-cash investing and financing activities: None

See accompanying notes to unaudited condensed financial statement.

CROFF ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the three and nine month periods ended September 30, 2006 and 2007 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, which report has been filed with the Securities and Exchange Commission.  The Annual Report is available from the Company’s website at  www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Croff Enterprises, Inc. (“Croff’ or the “Company”) was incorporated in Utah in 1907.  Croff is an independent energy company engaged in the business of oil and natural gas exploration and production, primarily through the acquisition of producing oil and natural gas leases as well as the ownership of perpetual mineral interests.  Other companies operate almost all of the wells from which Croff receives revenues and Croff has no control over the factors which determine royalty or working interest revenues, such as markets, prices and rates of production.  Today, Croff participates as a working interest owner in approximately 42 wells or units of several wells.  Croff holds small royalty interests in approximately 212 wells.

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

Liquidity and Capital Resources

At September 30, 2007, the Company had assets of $2,036,367 and current assets totaled $1,253,126 compared to current liabilities of $66,743.  Working capital at September 30, 2007 totaled $1,176,383 an increase of 18.17% compared to $995,498 at December 31, 2006.  The Company had a current ratio at September 30, 2007, of approximately 19:1. During the nine month period ended September 30, 2007, net cash provided by operations totaled $207,464, as compared to $316,439 for the same period in 2006. This decrease was due primarily to a one time sale, providing the additional cash in 2006. The Company’s cash flow from operations is highly dependent on oil and natural gas prices.  The Company had no short-term or long-term debt outstanding at September 30, 2007.

Capital expenditures were not significant during the first nine months of 2007.  The Company’s plans for ongoing development, acquisition and exploration expenditures, and possible equity repurchases over and beyond the Company’s operating cash flows will depend entirely on the Company’s ability to secure acceptable financing, and reasonably priced opportunities.  Bank borrowings may be utilized to finance the Company’s 2007 capital budget.  To date, the Company has utilized its internal operating cash flows.  Future cash flows are subject to a number of variables, including the level of production and oil and natural gas prices.  There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will be undertaken.

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

The Company had a net income for the third quarter of 2007 which totaled $92,936 compared to a net income of $154,153 for the same period in 2006.  This decrease in income from 2006 was due to gain from the one time sale of leases in 2006 and one time higher interest income in the third quarter of 2006.  Oil and gas operations produced more income in the third quarter of 2007 than in the same quarter of 2006. The company expects lease operating expenses to remain relatively stable and general and administrative expenses to be higher due to strategic corporate changes.

Oil and natural gas sales for the third quarter of 2007 totaled $242,863, a 5.1% increase from the same period in 2006.  Increased oil prices were mostly offset with lower natural gas prices in the current quarter.  The Company’s average sales price of oil in the third quarter of 2007 was approximately $5 per barrel higher than the same period in 2006.  The Company’s average sales price of natural gas in the third quarter of 2006 was approximately $5.50 per Mcf (Mcf equates to one thousand cubic feet), approximately the same as the third quarter of 2007.

For the third quarter of 2007, lease operating expenses, which include all production related taxes, totaled $74,372 compared to $73,394 incurred for the same period in 2006.

Estimated depreciation and depletion expense for the third quarter of 2007 totaled $12,500 and for 2006, totaled $12,000.

General and administrative expense, including overhead expense paid to a related party, for the third quarter of 2007 totaled $50,506 compared to $55,366 for the same period in 2006.  This decrease related primarily to the costs incurred in the TRBT acquisition and proxy in 2006. The Company has incurred additional costs during the third quarter in both 2006 and 2007, associated with compliance with the Sarbanes-Oxley Act of 2002, and anticipated augmented compliance in 2008.

Provision for income taxes for the third quarter of 2007 totaled $22,000 compared to $72,000 for the same period in 2006.  In the third quarter of 2006 the Company made a one time larger estimate for income taxes.

Nine Months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Net income for the nine months ended September 30, 2007 and 2006 totaled $212,754 and $291,276 respectively. This decrease in the net income was due to no gain on sale of assets in 2007.

Oil and gas sales for the nine months ended September 30, 2007 totaled $664,984 a .01% decrease from the $666,286 for the same period in 2006. This slight decrease in oil and gas sales in 2007 compared to 2006 is primarily attributed to a decrease in natural gas prices.

Lease operation expense which includes all production related taxes for the nine months ended September 30, 2007 totaled $212,795 an 8.3% increase from $196,552 in 2006. This increase was primarily due to higher oilfield service costs in 2007.

Depletion and depreciation expense for the nine months ended September 30, 2007 totaled $37,500 from the sum of $36,500 incurred for the same period in 2006. This increase was due to the small increase in producing assets in 2007.

General and administrative expenses, including overhead expense paid to related party, for the nine months ended September 30, 2007 totaled $159,347 compared to $178,636 for the same period in 2006. Overhead expense paid to related party for the nine months ended September 30, 2007 totaled $41,257 compared to $43,464 incurred for the same period in 2006. The decrease in overhead expenses is primarily attributed to timing of professional fees in the cancelled TRBT acquisition.  The Company has also incurred additional costs during both 2006 and 2007 with respect to strategic planning and Sarbanes Oxley compliance.

Provision for income taxes for the nine months ending September 30, 2007 totaled $74,000 compared to $110,000 from the same period in 2006. This increase is primarily attributable to the gain on the sale of assets in 2006.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major current market risk exposure is in crude oil and natural gas prices.  Realized pricing is primarily based on the prevailing domestic price for oil and natural gas.  Historically, prices received for oil and natural gas production have been volatile and unpredictable.  The price for oil is driven primarily by international political events, trading factors, and world wide supply and demand, including the safety of delivery.  Pricing volatility is expected to continue.  Croff has no control over oil and gas prices.  Natural gas price realizations for the nine months ended September 30, 2007, ranged from a monthly low of approximately $3.50 per Mcf to a monthly high of approximately $8 per Mcf.  Oil prices ranged from a monthly low of approximately $55 per barrel to a monthly high of approximately $80 per barrel. A decline in prices of oil or natural gas could have a material adverse effect on the Company’s financial condition and results of operations.  For the nine months ended September 30, 2007, a 10% reduction in oil and natural gas prices would have reduced revenues by approximately $66,000.

ITEM 4.   CONTROLS AND PROCEDURES

As of September 30, 2007, our Chief Executive Officer and Chief Accounting Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first two fiscal quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.        OTHER INFORMATION

ITEM 5.  SUBSEQUENT EVENTS

(a)
On September 27, 2007 the Croff Board of Directors adopted a Plan of Corporate Division and Reorganization. The Plan was then drafted and executed by all the directors. The Plan, in essence, divides Croff into a new private company containing the assets pledged to the Preferred B shares, and the existing public company holding the remaining assets. The new company would contain all the Preferred B share assets and liabilities and be owned by the Preferred B shareholders.  The Preferred B shares have all of the oil and gas assets pledged to them. The common shares would then be left with the currently traded public company with the primary asset being cash. This plan will require shareholder approval after submission of a proxy to the S.E.C. On October 25, 2007, the Company submitted a proxy to the S.E.C. for a shareholder meeting to approve this Plan, along with the election of directors and other routine matters. The proxy materials will be sent to all shareholders upon completion of the S.E.C. review.

The Plan requires the formation of a new Utah corporation to be known as Croff Oil Company, as a separate corporation from Croff Enterprises, Inc. All of the oil and gas assets, bank accounts, and other oil and gas assets and liabilities will be exchanged to this new corporation. Each Croff Preferred B shareholder will be entitled to one restricted common share in the new corporation for each Preferred B currently held. The Croff Preferred B shares will then be cancelled of record. All Croff Preferred B share holders will have the right to receive the new common shares. Three of the existing Croff directors, Richard Mandel, Gerald Jensen, and Julian Jensen will serve as the initial Board of directors of Croff Oil Company. Croff Enterprises, Inc. will continue as a public corporation seeking various merger or acquisition or other reorganization opportunities. Under Utah law dissenting shareholders will be offered a cash buyout alternative. A copy of this Plan is attached to this Form 10-Q.

(b)	On September 27, 2007, the Board of Directors elected Sarah Straughan as the Chief Accounting Officer for Croff Enterprises Inc. to fill the existing vacancy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 2 – The Plan of Corporate Division and Reorganization dated October 25, 2007 is filed as an Exhibit hereto. *

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, dated November 12, 2007, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification Chief Accounting Officer, dated November 12, 2007, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b)   The following reports on Form 8-K were filed by Registrant during the quarter ended September 30, 2007:

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: November 12, 2007	By:	/s/ Gerald L. Jensen
Gerald L. Jensen, President, Chief Executive Officer

Date: November 12, 2007	By:	/s/ Sarah Straughan
Sarah Straughan,
Secretary/Treasurer Chief Accounting Officer