Form 10-K
period 2007-12-31
CROFF ENTERPRISES INC
filed 2008-05-01
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Securities registered pursuant to Section 12(g) of the Act: 516,799-Common

$0.10 Par Value	None
Title of each class	Name of each exchange on which registered

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule12b-2) of the Exchange Act).  YES ☒   NO ☐

As of March 1, 2008, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $210,000.

As of March 1, 2008, the Registrant had outstanding 516,799 shares of common stock (excludes 103,844 common shares held as treasury stock).

CROFF ENTERPRISES, INC.

Annual Report on Form 10-K
December 31, 2007

TABLE OF CONTENTS

CROFF ENTERPRISES, INC.
Annual Report on Form 10-K
December 31, 2007

PART I

ITEM 1.     BUSINESS

Division of the Company

In December, 2007 Croff Enterprises, Inc. hereafter “Croff Enterprises” or “Croff” spun-off its oil and gas assets, related bank accounts, along with all related assets and liabilities to a new wholly owned subsidiary Croff Oil Company, Inc. All shares of Croff Oil Company, Inc were then exchanged to the Croff preferred B shareholders and the preferred B shares cancelled. All of the oil and gas assets, including perpetual mineral interests, were pledged to the preferred B shareholders at the creation of the preferred B class in 1996. All shareholders of Croff Enterprises, Inc at the date of issuance in 1996 were given an equivalent number of shares of preferred B stock, while keeping their common shares. Since that time the preferred B stock has had a limited trading market as it is not listed on any exchange. Based on the limited number of shareholders and small capitalization, Croff Oil Company, Inc. is a private corporation.

The oil and gas assets were transferred to a wholly owned subsidiary of Croff Enterprises formed under Utah law named Croff Oil Company, Inc., hereafter “Croff Oil”. Croff Oil issued one common share for each Croff preferred B share. Croff Oil then exchanged all of its common shares for the oil and gas assets of Croff Enterprises, Inc. Croff then cancelled all preferred B shares and offered the common stock to all preferred B shareholders. All Croff preferred B shareholders either obtained one share of common stock of Croff Oil Company, Inc. for each preferred B share, or received $4.25 in cash per share pursuant to the Dissenting Shareholder Rights Statute under Utah Law as described below. During 2007, and prior years, Croff operated as an independent energy company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and the acquisition of producing oil and gas leases.

Beginning December 31, 2007, and until any subsequent reorganization, Croff Enterprises will not be engaged in any active business, but primarily is seeking to acquire a private company with more scalable assets which desires to merge with a public company in order to obtain a more active public market. Thus the oil and gas business reported in this annual report on Form 10-K for 2007 is no longer relevant to its activities in the future. At this time, Croff Enterprises has approximately $350,000 in cash, only one class of stock, its common stock, and no active business. While Croff may acquire another private or public company in the energy business, it is also possible it may acquire another company in a different business if such an acquisition would provide an opportunity for growth in the company’s business and the chance of increasing the value of the company’s stock. This division of the Company occurred approximately three years after Croff’s Board of Directors had determined to review Croff’s strategic alternatives with a view to obtain more liquidity for the Company’s two classes of stock and to increase the value to its shareholders of the company’s stock. In the first quarter of 2005, The Board felt the combined value of $2.30 for a common plus a preferred B share did not reflect the total value of the company. The Board set the value under the Utah Dissenting Shareholders Rights Act in the fourth quarter of 2007 at $5.25 for a combination of both a preferred B and a common share, allowing shareholders to receive this cash buyout.  Set out below, in chronological order, are the steps that the Company took, beginning in April 2005, and continuing through the present, to increase shareholder value.

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

On April, 15, 2005 Jensen Development Company and CS Finance LLC,  two companies wholly owned by Gerald L. Jensen, submitted an offer to purchase the oil and gas assets pledged to the Preferred B shareholders of Croff.  The offer was for $2.80 per Preferred B share. The Company filed a Form 8-K on April 19, 2005 reporting this Offer. After meeting to discuss the offer on April 20, 2005, the non-management committee reported to the Offerors that while the committee was generally in favor of a transaction, they had concerns with potential tax consequences and requested an extension. At a May 4, 2005 meeting, the non-management committee rejected this offer based primarily on adverse tax and corporate consequences to the Company, but invited the Offerors to make a tender offer directly to the shareholders.

2005 Tender Offer

On June 7, 2005, the non-management committee received a draft of an issuer tender offer from the Offerors.  At a meeting of the Board of Directors on June 8, 2005, Mr. Gerald L. Jensen presented the issuer tender offer to the Board of Directors. On June 15, 2005, the Offerors filed with the SEC an issuer tender offer to all Preferred B shareholders for a cash purchase of $3 per share, for all shares of Preferred B stock not held by the Offerors. The non-management committee acting as the Board of Directors adopted the following resolution with respect to the Tender Offer: “The majority of the four Directors comprising the non-management committee of the Board of Directors believe that each Preferred B shareholder should decide whether or not to tender shares in this Tender Offer based upon their specific situation and investment objectives.  Therefore, the non-management committee is neutral and makes no recommendation for or against this Tender Offer.”  Each Director on the non-management committee expressed in the SEC filings an inclination to tender all or part of their Preferred B shares in the tender offer and subsequently did so.

The Offerors filed a final Amended Third Party Tender Offer with the SEC on August 29, 2005 reporting the results of the tender offer. The Offerors reported that the depository, American National Bank, had received a total of 75,050 shares tendered and not withdrawn prior to the expiration of the Offer, including 11,190 shares tendered subject to delivery. The tendered shares represented approximately 13.9% of the outstanding Class B Preferred stock of Croff Enterprises, Inc. The Offerors accepted and approved for payment all of the tendered shares at $3.00 per share for a total of $225,150. At December 31, 2005, the number of Preferred B shares collectively owned by Gerald L. Jensen, and his affiliated companies, C.S. Finance L.L.C., and Jensen Development Company totaled 67.2% of the Preferred B shares.  The holders of approximately 94,394 Preferred B shares were not located during the tender offer.

Strategic Direction of the Company - 2006

During 2006, the Company sought potential acquisitions and/or companies which could merge with Croff Enterprises Inc. These included negotiations with a newly formed energy Company, Canary Resources, Inc, and a Chinese company, Taiyuan Rongan Business Trading Company, Limited, hereafter TRBT. After negotiating with these two companies and with some preliminary discussions with other companies, the Company announced on December 12, 2006, an agreement providing for the acquisition of TRBT. TRBT is a Chinese corporation located in the city of Taiyuan, Shanxi Province, in the People’s Republic of China.

The essential provisions of the exchange agreement provided for Croff to issue over 11 million new common shares (92.5%) of its common stock to the shareholders of TRBT in exchange for the acquisition of 80% of the outstanding equity and ownership interest in TRBT by Croff. In the event of the completion and closing of the Exchange Agreement, Croff would own eighty percent (80%) of all of the issued and outstanding equity interest of TRBT. TRBT owns a seventy-six percent (76%) interest in six shopping malls located in or around the city of Taiyuan, China which is located approximately 400 kilometers west of Beijing, China. As a result, Croff would have owned approximately sixty-one percent (61%) net interest in the shopping malls as its sole assets. At closing, TRBT shareholders would receive and own approximately 92.5% of the common shares of Croff and the Croff shareholders would continue to hold approximately 7.5% of the then issued and outstanding common shares of Croff.

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

Croff would have, as part of the exchange agreement closing, converted all remaining preferred “B” shares held by the public, being approximately 32.8% of the issued and outstanding class of preferred “B” shares, to common shares on a ratio of two common shares for each class “B” preferred share cancelled.  Upon the closing of the exchange transaction, all class “B” preferred shares would have been cancelled and terminated of record, and all holders of Preferred “B” shares would have received two common shares in exchange.  All class “B” preferred shareholders subsequent to closing would have been deemed to hold common shares. As provided in the exchange agreement upon closing, the company would have outstanding only common shares. The exchange agreement also provided that the sum of $530,000 must remain in Croff at closing, after payment of all proxy and closing expenses, dissenting shareholder rights, and the dividend.

Strategic Direction of the Company - 2007

The exchange agreement was the subject of negotiations and due diligence for nearly one year, before signing of the Exchange Agreement on December 12, 2006. On June 1, 2007 Croff announced the termination of the TRBT Exchange agreement and filed an 8-K with the SEC announcing this termination. The termination was due to failure of performance by TRBT, particularly related to providing timely and adequate financial statements.

Subsequent to the termination of the proposed transaction with TRBT, Croff’s board of director’s appointed an independent committee to review the strategic direction of Croff, including whether to go forward with the transfer of the preferred “B” assets to a new entity and to cancel the preferred “B” shares. The independent committee determined and the full board adopted a plan to create a new separate entity and transfer the Croff preferred “B” assets to the new entity, Croff Oil, and issue one common share in the new entity for each preferred “B” share outstanding. Croff Enterprises would continue as a public company and continue to seek a strategic reorganization through acquisition or merger with an, as yet, undetermined business entity. The oil and gas assets of Croff which were pledged to the preferred “B” shareholders would be transferred, subject to approval of shareholders, to a new private entity to be known as Croff Oil Company, Inc., owned by the preferred “B” shareholders.

Each current preferred “B” shareholder would be entitled to one common share of Croff Oil for each Croff Enterprises preferred “B” share presently held of record. It was intended that Croff Oil Company, Inc would be operated as a private company with the existing management of Croff Enterprises constituting its initial officers. Croff Oil’s initial board of directors would be Mr. Gerald L. Jensen, Mr. Richard Mandel and Mr. Julian Jensen. All preferred “B” shares would be cancelled of record after the exchange to common shares of Croff Oil Company, Inc as described above. Existing preferred “B” shareholders, not tendering for exchange, would continue to be entitled to the common share exchange right until such time as the exchange rights may be surrendered to the state of Utah as lost or abandoned property.

Under the Utah Dissenting Share Rights Statute any shareholder not approving the division of the Company and asset transfer would be afforded an opportunity to tender his, her or its common or preferred shares for cash in lieu of remaining as a shareholder in the public or intended private company. The Board determined to offer $4.25/share for each preferred “B” share and $1.00/share for each common share under the dissenting shareholder rights provisions of Utah law. The preferred “B” purchase amounts would be paid by Croff Oil Company, Inc from the preferred “B” accounts or by the Croff Oil principal shareholders, which had agreed to provide all additional amounts needed. The common shares would be purchased from corporate funds. Each shareholder would also have a right under the Utah statute to challenge these offered redemption prices and to require a judicial determination if a compromise was not reached.

The independent committee had determined that the simplified capital structure existing after and in the event of the transfer of oil and gas assets would more likely allow Croff to grow and gain more scalable oil and gas assets and that the company would have greater flexibility and success in going forward to acquire new oil and gas assets or other business opportunities if the existing assets were transferred, and control of the Company was available.

Summary of the Plan of Corporate Division and Asset Transfer.

•
The essential terms of the plan provided for the transfer, without other consideration, of all oil and gas assets of Croff Enterprises to the newly created Utah corporation known as Croff Oil Company, Inc.  The shareholders of Croff Oil Company, Inc would be the current “B” preferred shareholders of Croff Enterprises who would receive one restricted common share in Croff Oil in exchange for each preferred “B” share currently held.  The preferred “B” shares subsequently would be cancelled of record. The transferred assets constitute approximately $1,450,000 of the total approximate $1,800,000 book value of Croff Enterprises, Inc and would constitute the sole assets of the new private entity.  Croff Enterprises would essentially continue as a shell corporation with a book value of approximately $350,000, almost all of which would be in cash or cash equivalents.  All preferred “B” shares would be cancelled of record and all “B” shareholders would be entitled to one share of restricted common stock in the private entity, Croff Oil Company, for each preferred “B” share previously held in Croff.

•
The common shares to be issued in the new entity, Croff Oil Inc, would be restricted securities in a private company.  That is, the shares would not be registered under federal or state securities laws or regulations for distribution or trading; and, therefore, would not be free trading, but could only be resold upon the consent of counsel for the issuer. It is intended that the board of directors of Croff Oil Inc. would be three members of the existing board of directors of Croff, Gerald Jensen, Richard Mandel, and Julian Jensen. Croff Oil would continue managing the existing oil and gas assets, presently under management in Croff, and would attempt to build or expand those assets for the benefit of the shareholders.

•
Croff will continue as a publicly held company with the same common shareholders as existed prior to the corporate division.  It is anticipated that Croff will be, for an interim period, essentially a shell corporation with approximately $350,000 of capitalization and will continue to seek opportunities including merger or acquisition possibilities with individuals and/or entities to advance its business purposes.  The company intends primarily, though not exclusively, to focus upon various oil and gas opportunities which may result in new assets being acquired which are more expandable and more readily fit into the model of a public corporation.  Croff, as a condition of the plan of division and asset transfer closing, amended its Articles of Incorporation to cancel all preferred “B” shares outstanding.  All “B” preferred shares have been cancelled and terminated of record.  Croff will provide common shares in the new subsidiary, Croff Oil Company, Inc. with one common shares issued to each former “B” shareholder in Croff. Any subsequent presentation of “B” preferred shares will entitle the holder to receive a common share in Croff Oil for each “B” share for which the holder has not previously been delivered a common share.

•
Since Croff is essentially dividing the assets of the Company between its preferred “B” and common shareholders, there is no change of value for the “B” shareholders.  For any dissenting preferred “B” or common shareholders, the company has valued such shares for dissenting shareholder rights purposes at $4.25 per each preferred “B” share and $1.00 per common share, based upon the company’s analysis of a reasonable value.

•
The Company amended its Articles of Incorporation to increase the authorized class of Preferred “A” shares, no par, from five million shares to ten million shares to facilitate potential future funding by Croff.  No preferred “A” shares are presently issued and no distribution is contemplated. Authorized common stock was increased from 20,000,000 common shares to 50,000,000 common shares.

Proxy materials providing information on the plan of corporate division and reorganization were sent to shareholders on approximately December 7, 2007, for a meeting which was held on December 21, 2007. At the shareholders meeting, the shareholders approved the plan of corporate division and reorganization and reelected the Board of Directors and Auditors for the next year.  On December 24, 2007 Croff Enterprises Inc announced that the company was being separated into the two companies, Croff Oil Company Inc, and the existing Croff Enterprises Inc. Prior to the end of December 2007, all oil and gas assets and related bank accounts were transferred to the previous formed Croff Oil Company Inc. Croff Enterprises Inc also received approval to increase its authorized common and Preferred A share stock. The authorized common stock was increased from twenty to fifty million shares, while the authorized Preferred A stock was increased from five to ten million shares. As part of the division which was completed prior to December 31, 2007, the President of Croff Enterprises Inc agreed that his salary and $4,000 of monthly overhead, being paid by Croff Enterprises Inc, would be assumed by Croff Oil Company Inc. Currently the President is serving Croff Enterprises, Inc for a compensation of $1 per year and Croff’s overhead is $1,000 per month. The Directors of Croff Enterprises, Inc continue to receive the same compensation as prior years, which is set out in Item II.

Results of the shareholders exercising dissenting shareholder rights under Utah law resulted in 34,445 shares of common stock being purchased by Croff Enterprises, Inc, resulting in 516,799 shares of common stock being outstanding at the filing of this 10-K. In Croff Oil Company Inc, 35,930 Preferred B shareholders exercised dissenting rights resulting in a payment of approximately $152,703 to these former Preferred B shareholders. These amounts were paid out by Croff Oil Company, Inc.

History of the Company prior to the Corporate Division

The Company was incorporated in Utah in 1907 as Croff Mining Company.  The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc.

In November 1991, Croff reverse-split the common stock on a ratio of 1 share of common stock for every 10 shares previously held.  In 1996, the Company created a class of Preferred B stock to which the perpetual mineral interests and other oil and natural gas assets were pledged.  Each common shareholder, as of the February 28, 1996 record date, received one Preferred B share for each common share held, at the time of this restructuring of the capital of the Company. Subsequent to this date, the Company’s securities have been separately traded. The Company’s common stock was listed and occasionally traded on the Over the Counter Bulletin Board (www.otcbb.com) under the symbol “COFF”. The Preferred B shares had limited trading in private transactions.

In June 2000, the Company approved the increase in the authorized Class B Preferred stock to 1,000,000 shares. During 2001, the Board determined that the cash of the Company, which had been building during a period of higher oil prices, should be formally allocated between the common stock and the Preferred B stock. The Board decided to allocate $250,000 cash to the common stock and the balance of cash remaining with the Preferred B stock.  The Board then determined that future oil and gas cash flow from the Preferred B assets would be accumulated for the Preferred B shareholders.

In 2007, the Company transferred its oil and natural gas properties to Croff Oil Company and cancelled all preferred B shares, in exchange for common shares in Croff Oil or cash.

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

The portions of the following sections which discuss oil and gas operations are not relevant after the transfer of all oil and gas assets which occurred in December, 2007.

Major Customers of Discontinued Operations

During the three previous years of oil and gas operations, the major customers are set out below. None of these companies constitute customers in 2008 as these assets are now in Croff Oil Company, Inc. Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007

Jenex Petroleum Corp., a related party	25.8%	14.2%	11.9%
Merit Energy	20.1%	18.1%	16.5%
Sunoco, Inc.	12.4%	14.7%	12.9%

Financial Information About Industry Segments

The Company’s operations for the last twenty years consisted of a single business, oil and natural gas production, which is now discontinued. The Company currently has no ongoing business and its assets consist primarily of cash. Therefore it currently has no business segments.

Government Regulation

The Company’s oil and gas operations, which were discontinued, were affected by political developments and by federal, state and local laws and regulations. Legislation and administrative regulations are periodically changed for a variety of political, economic, environmental and other reasons. If the company remains in the oil and gas business, numerous federal, state and local departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties and sanctions for failure to comply. The regulatory burden on the industry increases the cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

Environmental Matters

If the company re-enters the oil and natural gas business, its’ operations will be subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the federal Environmental Protection Agency (“EPA”) issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties and sanctions for failure to comply. These laws and regulations will require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and natural gas industry increases the cost of doing business and therefore affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company’s operations and financial position, as well as the industry in general.

The Company is not aware of any instance in which it was found to be in violation of any environmental or employee regulations or laws, and the Company is not subject to any present litigation or claims concerning such environmental matters, or other regulatory matters.  In some instances the Company could in the future incur liability, even as a non-operator, for potential environmental waste or damages or employee claims occurring on oil and natural gas properties or leases in which the Company has an ownership interest.

Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical or present fact) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward-looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), estimates of future production of oil and natural gas, expected results or benefits associated with recent acquisitions, business strategies, expansion and growth of the Company’s operations, cash flow and anticipated liquidity, grassroots prospects and development and property acquisition, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. These risks included but were not limited to: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company’s ability to find, acquire, market, develop a new business or new oil and gas properties, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in this Form 10-K.

In the future, should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to Croff or its management are expressly qualified in their entirety by this cautionary statement.

Fluctuations in Profitability of the Oil and Natural Gas Industry

If the Company re-enters the oil and gas industry it will face these commodity risks. The oil and natural gas industry is highly cyclical and historically has experienced severe downturns characterized by oversupply and weak demand. Many factors affect this industry, including general economic conditions, international incidents (politics, wars, etc.) consumer preferences, personal discretionary spending levels, interest rates and the availability of credit and capital to pursue new production opportunities.  It is possible that the oil and natural gas industry will experience sustained periods of decline in the future.  Any such decline could have a material adverse affect on the Company if it remains in the oil and gas business.

Corporate Offices and Employees

The corporate offices are located at 3773 Cherry Creek Drive North, Suite 1025, Denver, Colorado 80209.  The Company is not a party to any lease, but during 2007 paid Jenex Petroleum Corporation, which is owned by the Company’s President, for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting.  The Company’s expenses for these services were $50,554, and $49,872 and $51,258 for the years ended 2005, 2006, and 2007, respectively.  Although these transactions were not a result of “arms length” negotiations, the Company’s Board of Directors believed the transactions are reasonable.

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

Inactive Public Company

Since December 31st, 2007, the Company has functioned as an inactive public company without productive assets, revenues, or earnings.  As previously indicated and disclosed, the business plan going forward is to attempt to seek various possible merger or acquisition possibilities for the Company as an inactive public company, sometimes know as a “shell” corporation.  Operating as an inactive public company poses certain impediments and risk factors to the Company and the shareholders, the most significant of which are outlined below:

•
While the Company has approximately $350,000 in liquid assets and negligible debt, these assets must be considered during the period of business inactivity as “wasting assets” which will be expended to continue the operation of the Company on a minimal basis and as a public reporting company pending a subsequent acquisition, merger, or reorganization.  There can be no warranty or assurance how long the Company can continue in its present state as a inactive public company without further capitalization.

•
The Company can make no warranty or assurance it will be successful in obtaining a suitable merger or acquisition candidate and is pursuing such objectives on a best efforts basis through its part-time management and board members.

•
There are imposed by SEC regulation certain restrictions and limitations upon investors who can purchase shares in an inactive public corporation through brokerage firms, which limits the suitability of any shares to be sold while inactive to a limited range of individuals who are able to bear high risk investments.

•
The fact that the Company shares are limited to a restricted group of buyers and the fact that the Company must report itself as a shell company in its periodic reporting requirements may limit the value of the Company as a public entity and the tradability of its shares in the market.

•
There are certain limitations and restraints upon the use of the SEC Rule 144 for the resale of restricted securities in a shell corporation which may have to be satisfied by various individuals holding restricted stock in the Company.

•	In the future, the SEC or various state security regulatory agencies may impose further or additional regulations or limitations on the Company or the tradability of its stock as a shell company.

ITEM 2.     PROPERTIES

Currently the Company’s properties consist solely of its value as a public company, cash, and other short term assets. All its previous oil and gas properties were exchanged, as described in Item 1 above.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any legal actions.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2007, a special meeting of shareholders was held, which also included the election of directors and approval of auditors which normally are done at the annual meeting.  The shareholders elected the four board members listed in the proxy, and ratified Ronald Chadwick as the independent auditor of the Company. The shareholders then approved the cancellation of the Preferred B shares, and distribution in exchange of an equal number of common shares of Croff Oil Company, Inc. to which the oil and gas assets of Croff had been transferred. Shareholders also voted to increase the authorized common shares from 20,000,000 to 50,000,000 and to increase the authorized Preferred A shares from 5 million to 10 million shares. Please see Item 1 for a more complete description of the Plan of Corporate Division and Reorganization which was approved.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed and traded on the Over The Counter Electronic Bulletin Board (www.otcbb.com) under the symbol “COFF”. The Company has authorized 50,000,000 shares of common stock, of which only 516,799 shares are outstanding to approximately 1,000 shareholders.  The Company previously had authorized Preferred B stock, all of which has now been cancelled.  The Company’s SEC filings can be found on the Croff website at www.croff.com.

During the year ended December 31, 2005, the Company purchased 1,500 shares of its common stock for $2,362, which were cancelled.  In December 2005, the Company purchased on the Over-The-Counter-Bulletin-Board (“OTCBB”) 16,156 shares of its common stock for $24,643 and included in Treasury stock at December 31, 2005. No common shares were purchased in 2006. Under the Utah Dissenting Shareholder Rights Statute, 34,445 common shares were tendered by shareholders exercising their rights to tender their shares to the Company for cash from December 2007 to March 2008. This reduced the outstanding common stock to 516,799 shares outstanding.

The trading range for 2005 through 2007 for common shares is a guide to as to what transactions have either taken place or of which the Company is aware of or the high and low bid or asking price.

COMMON SHARES – 516,799 SHARES OUTSTANDING FOR 2008 - (The following data is generated from limited trades on the Over-The-Counter Bulletin Board including purchases by the Company’s management.)

BID RANGE
Year	Calendar Quarter	Low	High

2005:	First Quarter	$1.40	$1.80
	Second Quarter	$1.20	$1.50
	Third Quarter	$1.45	$2.00
	Fourth Quarter	$1.25	$1.85

2006:	First Quarter	$1.40	$1.75
	Second Quarter	$1.50	$2.40
	Third Quarter	$1.50	$2.00
	Fourth Quarter	$1.60	$3.00

2007:	First Quarter	$1.75	$3.00
	Second Quarter	$2.00	$2.75
	Third Quarter	$2.00	$2.50
	Fourth Quarter	$1.00	$1.75

As of December 31, 2007, there were approximately 1,000 holders of record of the Company’s common stock. The Company has never paid a dividend and has no present plan to pay any dividend.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents selected historical financial data of the Company for the five-year period ended December 31, 2007.  Future results will differ substantially from historical results because the oil and gas assets were assigned to Croff Oil Company, Inc., and the Preferred B shares were cancelled. This information should be read in conjunction with the Financial Statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented below, Item 7.

STATEMENT OF OPERATIONS DATA(1)

Year Ended December 31,	2003		2004		2005		2006		2007

Operations Oil and Natural Gas	$392,564		$608,132		$934,525		$842,400		$876,505
Other Revenues	$23,362		$(31,970)		$33,560		$162,874		$42,740
Expenses	$321,817		$434,046		$678,198		$632,259		$694,785
Net Income	$94,109		$142,116		$289,887		$373,015		$170,542
Per Common Share(1)	$0.01	(1)	$(0.13	) (1)	$(0.05	) (1)	$0.15	(1)	$(0.09)
Working capital	$336,471		$330,243		$625,862		$995,498		$417,538
Dividends per share	NONE		NONE		NONE		NONE		NONE

BALANCE SHEET DATA

Total assets	$898,221		$1,088,553		$1,807,502		$1,867,161		$495,364
Long-term debt**	--		--		--		--		--
Stockholders’ equity	$866,112		$1,051,438		$1,314,320		$1,687,335		$417,538

** There were no long-term obligations from 2003-2007.

(1)   The Company allocated its net income between preferred B shares and common shares from 2003-2007. Accordingly, net income (loss) applicable to common shares varies from a fixed ratio to net income, depending on the source of income and expenses. See attached financials statement for further detail.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS`

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

Liquidity and Capital Resources
With the approval of the Plan of Corporate Division and Reorganization by the Croff shareholders on December 21, 2007 all of the oil and gas assets, liabilities, and future income was split into a new corporation, Croff Oil Company, Inc.  Because of this all of the oil and gas revenues and expenses are no longer a part of Croff Enterprises, Inc. and are not included in the liquidity section. More detailed information regarding the oil and gas assets prior to the division can be found in the results of Discontinued Operations section below. The Company’s liquidity is no longer affected by the fluctuations of the prices of oil and natural gas.

At December 31, 2007, the Company had assets of 495,364. At December 31, 2007, the Company’s current assets totaled $495,364 compared to current liabilities of $77,826. Working capital at December 31, 2007 totaled $417,538, a decrease of approximately 118% compared to $995,498 at December 31, 2006. The Company had a current ratio at December 31, 2007 of approximately 6:1 During 2007, net cash provided by operations totaled $344,098 as compared to $329,840 for 2006. This increase was due to higher prices in 2007. The Company had no short-term or long-term debt outstanding at December 31, 2007.

At December 31, 2007, there were no commitments for capital expenditures.

Results Including Discontinued Operations

Revenues for 2007 totaled $876,505 an increase of approximately 4% from $843,060 in 2006.  Net income for 2007 totaled $170,542 compared to $373,015 for 2006.  This decrease primarily was due to the write off of leases in Texas and costs of reorganization. Oil and gas sales for the December 31, 2007 year end totaled $876,505, an increase of approximately 4% from $842,400, for the year ended December 31, 2006. An increase in oil and gas prices, as well as production, were the factors causing this increase in oil and gas sales compared to the same period in 2006.

Lease operating expenses for 2007, which includes all production related taxes, totaled $267,328 compared to $205,871 for 2006. This increase was due to the Company participating in two wells and several workovers. The lease operating expenses remained nearly constant for the Company’s existing wells.

Depletion and depreciation expense for the year ending December 31, 2007 totaled $56,610 compared to $48,500 for the year ending in 2006. This was due to the small increase in producing assets in 2007. Accretion expense for the Asset Retirement accrual was $7,157 for the year ending December 31, 2007 compared to $5,868 for the year ending December 31, 2006.

Net income for the year ending December 31, 2006 was $373,015 compared to $289,887 for the year ending December 31, 2005. Provision for income taxes for the year ending December 31, 2006 totaled $110,000 compared to $82,478 from December 31, 2005. This increase is primarily attributable to an increase in net income for the year, which also resulted in a higher tax bracket.

Results of Continued Operations

The only material revenue from continuing operations was from interest earned in 2007, since all other revenue related to discontinued operations. Interest income was $42,740 in 2007.

General and administrative expenses, including overhead expense paid to a related party, for the year ending December 31, 2007 totaled $201,317 compared to $262,520 for the same period in 2006. The decrease  in general and administrative and overhead expenses is primarily attributed to the higher costs in 2006 of printing and other costs paid to related third parties, and the higher professional fees of the Company. The primary reasons for this decrease were lower professional expenses related to the negotiating, drafting, and then terminating the exchange agreement entered into with TRBT and related SEC filings in 2006.

Interest income decreased from $49,671 for the period ending December 31, 2006 to $42,741 for the year ending December 31, 2007. The interest income decreased due to lower interest rates.

Recent accounting pronouncements

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

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”   EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2006. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  Fin No. 48 is effective for fiscal years beginning after December 15, 2005.  Management does not expect adoption of FIN No. 48 to have a material impact on the Company’s financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS 87, 88, 106, and 132(R).” This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post retirement benefits.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141 R”). SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of income and cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is the ability to find a private company that desires to be acquired in a reverse merger where in the private company’s management would provide the management of Croff to obtain a reasonable value for the Company’s common shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements on accounting and financial disclosure matters with its registered public accounting firm during 2005, 2006, 2007 or from January 1, 2008 through the date of this filing.

ITEM 9A(T).    CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our Chief Executive Officer, and also acting as the Chief Financial Officer (the “Certifying Officer”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer originally concluded that our disclosure controls and procedures were effective to ensure that material information is accurately recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder and there are adequate safeguards to protect against misuse of corporate assets or fraud.

Management Report

As a small public company, management can and does directly review all expenditures and revenues.  Further, the company employs an independent audit committee that works directly with our outside auditors to review all financial transactions of the company, to include standard reviews and checks to detect and report any misappropriation, defalcation, or other form of fraud.  Management is not aware of any financial abuse pursuant to this review process.

Management believes the foregoing processes combining management direct review and control over all revenues and expenditures coupled with an independent audit committee consisting solely of non-management board members having experience in financial and financial accounting provides a reasonably effective financial control system for a small public company.

Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During portions of 2006 and 2007, the company’s principal executive officer also acted as the company’s chief financial officer to evaluate the effectiveness of the company’s disclosure controls and procedures.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION

The Company is not aware of any previously undisclosed, but required information since its last filing; that is not included in this 10-K report.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors, Officers and Significant Employees.

The Croff Board consists of Gerald L. Jensen, Richard H. Mandel Jr., Harvey Fenster, and Julian D. Jensen. The fifth director, has not been selected or elected.  Each director will serve until the next annual meeting of shareholders, or until his successor is duly elected and qualified. The Company has no knowledge of any arrangements or understandings between directors or any other person pursuant to which any person was or is to be nominated or elected to the office of director of the Company.  The following is provided with respect to each officer and director of the Company as of March 31, 2008:

GERALD L. JENSEN, 68, PRESIDENT & DIRECTOR

President and Chairman of Croff Enterprises, Inc. since October 1985. Mr. Jensen has been an officer and director of Jenex Petroleum Corporation, a private oil and natural gas company, for over ten years, and an officer and director of other Jenex companies. Mr. Jensen also is an owner and member of Pecos Gathering and Marketing, L.L.C, a crude oil gathering company. Mr. Jensen was a director of Pyro Energy Corp., a public company (N.Y.S.E.) engaged in coal production and oil and natural gas, from 1978 until it was sold in 1989.  Mr. Jensen is also an owner of private real estate, finance, and oil and natural gas companies.

RICHARD H. MANDEL, JR., 78, DIRECTOR

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

HARVEY FENSTER, 67, DIRECTOR

Mr. Fenster has been a director of Croff Enterprises, Inc. since 2006. Mr. Fenster currently is the President of BA Capital Company, a financial advisory services company.  From 1991 to 1994, he served as Senior Vice President and Chief Financial Officer of The Katz Corporation, a publicly owned international media representation firm.  Previously, Mr. Fenster was Executive Vice President and Chief Financial Officer of Pyro Energy Corp., a New York Stock Exchange listed public company engaged in coal mining, oil and gas exploration and development.  Mr. Fenster has also served as a director of Uranium Resources, Inc., a public company engaged in uranium exploration and production.  Mr. Fenster, a Certified Public Accountant, is retired from public practice.

JULIAN D. JENSEN, 60, DIRECTOR

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely on a review of such forms furnished to the Company and certain written representations from the Executive Officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis in 2007.

Audit Committee

The Board has an Audit Committee to assist it in the discharge of its responsibilities including the presentation and disclosures of Croff’s financial condition and results of operations and disclosure controls and procedures.  The Audit Committee is presently comprised of Harvey Fenster and Richard Mandel. both of whom are independent directors of Croff.  Mr. Fenster is the Chairman of the Committee and the “Audit Committee Financial Expert.” Prior to December 2006, the Audit Committee consisted of Dilworth Nebeker, Chairman and “Audit Committee Financial Expert”, and Edwin Peiker, member.

During 2007, the Audit Committee selected and recommended the firm of Ronald Chadwick to act as Croff’s auditors for the 2007 year to the full Board of Directors.  The Board of Directors and shareholders approved the retention of Ronald Chadwick.  The Audit Committee then negotiated and executed an agreement between Croff and Ronald Chadwick.

The Audit Committee reviewed each of the quarterly Form 10-Q’s filed with the SEC during the year 2007.  Members of the Committee discussed each of the filings with management of Croff before the filings were made.  The Committee also discussed Croff’s disclosure controls and procedures with management each quarter.

The Audit Committee members have each reviewed this 2007 Form 10-K.  Members of the Committee have discussed the Form 10-K and Financial Statements for the year 2007 with management of Croff.  The Committee has also discussed Croff’s disclosure controls and procedures with management.  The Audit Committee met and discussed the Form 10-K and Financial Statements prior to this filing.  The Audit Committee voted to recommend this 2007 Form 10-K and Financial Statements to the Board of Directors for filing with the SEC.

Members of the Audit Committee have discussed the audit and financial statements with the appropriate principal Ronald Chadwick P.C., C.P.A, including those matters required by SAS 61.  They also discussed Croff’s disclosure controls and procedures.

The Croff Board of Directors have each received a letter from Ronald Chadwick that as of March  1, 2008, Ronald Chadwick was the independent accountant with respect to Croff, within the meaning of the Securities Acts administered by the SEC and the requirements of the Independence Standard Board.

Code of Ethics

The company has adopted and refined over time a code of ethics that is applicable to its directors and managers. The code of ethics is currently contained in various writings by the company, but in all events contains the following essential provisions as agreed to and adopted by the board of directors:

•	All officers and directors have agreed to act in the best interest and under the highest fiduciary standards owed to the company and its shareholders.

•
There is an attempt to avoid conflicts of interest between the Company and any officers or directors to the extent that an officer and/or director had previously been, or subsequently will be, engaged in any independent oil and gas activities, the director or officer will make known to the company any oil and gas business opportunities which are applicable to the company’s operations and interest on a first right of refusal basis.

•	No member of the board or management has or will engage in any competitive business activities to the company.

•
Should any oil and gas or other business opportunities be made available to the company by an interested member of the board or management, such proposal has been and will be reviewed by an independent quorum of the directors.  This has historically included any proposals for sale or acquisition of assets by and between a principal officer and the company.

•	No member of the audit committee will be involved in management of the company in any manner and the audit committee will function independently with the outside auditors for the company.

The various provisions of the ethics code which is currently being compiled will be posted on the company’s website and can be made available without charge upon request in writing to the company.

Corporate Governance
The board of directors consists of “inside directors” which are affiliated or participate in the management of the company and “independent directors” which are not part of management and act independently of management of the company in the discharge of their duties as directors.  The only management director, Mr. Gerald L. Jensen, also serves the company as its president and CFO.  All of the remaining directors, Mr. Julian D. Jensen, Mr. Richard Mandel, Jr., and Mr. Harvey Fenster are not affiliated with the company in any manner as part of management and receive compensation solely on a participation basis in board of directors meetings.

Management believes that the foregoing definition of independent directors is consistent with the definitions promulgated by the securities self regulatory agencies governing the over-the-counter trading of the Company’s securities.

Various potential conflicts which may exist between the company and its various officers and directors are believed to be limited, and substantial safeguards implemented, to prevent undue influence or self dealing pursuant to the general outline of the code of ethics described above.

During calendar year 2007, there were approximately 12 regular and special meetings of the board of directors.  All of the named directors in this report attended seventy-five percent (75%) or more of those meetings.

Mr. Fenster and Mr. Mandel who constitute the audit committee each attended 4 audit committee meetings during calendar year 2007.

The company does not have any other standing committees other than the audit committee and handles nominations to the board by a committee of the whole, along with any review and determination of conflicts, ethics issues, and compensation.

ITEM 11.     EXECUTIVE COMPENSATION

Remuneration

During the fiscal year ended December 31, 2007, there were no officers, employees or directors whose total cash or other remuneration exceeded $80,000. Directors currently receive $350 for each half-day session of meetings of the Board and $500 for each full day meeting.  The Audit Committee Chairman receives $500 per quarter and each member receives $350 per quarter. The company has only one compensated principal officer, its president and CEO, Mr. Gerald L. Jensen, who is currently paid at the rate of $54,000 per year.

Compensation Discussion and Analysis

In the sections and tables that follow, Croff has attempted to delineate the present compensation structure to existing management.

•
Objectives of Croff Compensation Program. Historically, and currently, Croff has only had one compensated principal officer, its president, CEO and chairman of the board, Mr. Gerald L. Jensen.  Mr. Jensen serves the company utilizing a substantial amount of his time, but also is an officer in various private companies, and thus is essentially a part-time officer.  As a result, an independent majority of the board on an annual basis have reviewed the compensation to Mr. Jensen.  Independent members of the board have determined since 2003 that $54,000 as an annual compensation salary for the services rendered by Mr. Jensen were a reasonable and adequate salary based upon the size and nature of the company, the size of its revenues and income, and the part-time nature of the position.  Within these considerations, it was also determined that there should be no collateral benefits or indirect compensation extended to the president or the board members, except that the board did agree to make an annual IRA (Individual Retirement Account) contribution in the amount of $1,620 per year for the periods subsequent to 2003, to the president.  There have been no stock options to directors since they were last exercised or expired in 2002.  Croff currently does not have a Chief Financial Officer (CFO), but employs a chief accounting officer.  This employee is paid on a part-time basis through a third party contract arrangement.

•
Services to be Rewarded.  Historically, the Croff board had determined that the chief executive officer should be given a salary to reward him for the day-to-day management and operation of the oil and gas business of the company and completing other administrative duties and governmental filings.  As subsequently noted, the chief executive officer in the existing management structure also had the responsibilities to do initial reviews and screening of any merger or other acquisition proposals and to determine what, if any, of those proposal would be suitable for further board review and due diligence. As also noted previously, an independent majority of the board, excluding Mr. Gerald L. Jensen, determined and set the salary for the president and believes that the compensation is reasonable for the size and the nature of the company and the services performed.  The board also determined, acting as a committee of the whole, that no annual compensation would be paid to board members as such; but that they would be reimbursed for meeting attendance as previously described.   Further, there has been no stock rights, warrants or other options granted as part of compensation for management in any capacity or for other purposes, since the last exercised options in 2002.

•
Elements of Compensation.  As noted above, as to historical management there were no stock options, rights, benefits, or other collateral benefits paid to the single compensated officer of the corporation or to any director since 2002.  In addition to the base salary, the company did pay a small annual IRA contribution as outlined above to the president. The board of directors are compensated only for meeting on a stipend basis.  This compensation pattern and the absence of any collateral or indirect compensation is fully set-out in the summary compensation below.

•	Compensation After Corporate Division. Mr. Gerald L. Jensen has agreed to serve both Croff and Croff Oil as their respective president with all compensation being paid by Croff Oil.

Within the context of the foregoing discussion and analysis of current and prospective compensation, this information is also set-out in tabular format as follows for all current and prospective executive officers.  The board has agreed it will continue paying directors for attendance at board meetings on a per diem basis at the current rate..  Further, the board has asked the president to investigate the cost and procedures for obtaining liability insurance for board members.

SUMMARY EXECUTIVE COMPENSATION TABLE

CURRENT MANAGEMENT 1

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mr. Gerald L. Jensen:	2004	$54,000	None	None	None	None	None	Annual IRA	$55,620
President,	2005	$54,000	None	None	None	None	None	Contribution	$55,620
CEO and	2006	$54,000	None	None	None	None	None	$1,620	$55,620
Chairman of the Board	2007	$54,000	None	None	None	None	None	For Each Year	$55,620

¹ Compensation was reduced to one dollar per year on January 1, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock of the Company as of March 1, 2008, by (a) each person who owned of record, or beneficially, more than five percent (5%) of the Company’s $.10 par value common stock, its common voting securities, and (b) each director and nominee and all directors and officers as a group.

	Shares of Common Stock Owned Beneficially	Percentage of Class of Common Stock

Gerald L. Jensen 3773 Cherry Creek Drive N, #1025 Denver, Colorado 80209	258,878(1)	50.1%

Richard H. Mandel, Jr. 3333 E. Florida #94 Denver, Colorado 80210	18,100	3.5%

Julian D. Jensen 311 South State Street, Suite 380 Salt Lake City, Utah 84111	31,663	6.1%

Harvey Fenster 400 Post Avenue, Suite 205 Westbury, New York 11590	-0-	0%

Directors as a Group	308,641	59.7%

(1)	Includes 132,130 shares of Common held by Jensen Development Company and CS Finance L.L.C., both of which are wholly owned by Gerald L. Jensen.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter “Jenex”, which is owned by the Company’s President.  The Company is not a party to any lease, but during 2007paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial space, land, and accounting.  These arrangements were entered into to reduce the Company’s overhead and are currently on a month-to-month basis.  The Company’s expenses for these services were$51,258, $49,872, and $50,554 for the years ended 2007, 2006, and 2005, respectively.  Although these transactions were not a result of “arms length” negotiations, the Company’s Board of Directors believes the transactions are reasonable.

The Company retains the legal services of Jensen, Duffin, & Dibb, LLP. Julian Jensen, a Director of the Company, is part of this professional firm.  Legal fees paid to this law firm for the years ending 2007, 2006, and 2005, were $28,073.83, $23,493, and $16,920, respectively.  The reason for the increase in legal fees in 2007 is the added time and expense related to the strategic alternatives for the Company, the exchange agreement, and increased compliance costs.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Ronald Chadwick was recommended by the Audit Committee of the Board and approved by the Company stockholder’s for appointment as the registered public accounting firm for the Company for the fiscal year ended December 31, 2007.  Ronald Chadwick is registered with the Public Company Accounting Oversight Board.  Ronald Chadwick is in the third year of acting as independent accountant for the company, and his fees for each quarterly review are $1,250 and the fee for the 2007 year end audit is $10,000. Previously, Causey Demgen and Moore, “CDM,” has been acting as independent accountants for the Company for over fifteen years. Aggregate fees for professional services rendered by CDM in connection with its audit of the Company’s Financial Statements as of and for the year ended December 31, 2005, and its limited reviews of the Company’s unaudited condensed quarterly Financial Statements during 2005 totaled $14,145. During 2006, CDM did not perform any additional services for the Company.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See index to Financial Statements, financial statement schedules and supplemental information as referenced in Part II, Item 8, and the financial index on page F-1 hereof, which follow the exhibits below.
Reports on Form 8-K:

8-K: December 24, 2007 Croff Plan of Corporate Division Approved
8-K: November 12, 2007 Croff Announces Plan of Corporate Division
8-K: June 1, 2007 Termination of Stock for Stock Equivalent Exchange Agreement

Other Filings:

Schedule 14A; December 7, 2007- 2007 Proxy Statement
10Q; November 13, 2007 For the Quarter and Nine Months ended September 30, 2007
10K/A; August 28, 2007 For the Fiscal Year Ended December 31, 2006
10Q; August 21, 2007 For the Quarter Ended June 30, 2007
10Q; May 15, 2007 For the Quarter Ended March 31, 2007
10K; March 28, 2007 For the Fiscal Year Ended December 31, 2006

Exhibit Index

23.1 Consent letter from Ronald R. Chadwick, P.C.
31.1 Certification by C.E.O.
31.2 Certification of C.A.O
32.1 Section 906 Certification by C.E.O.
32.2 Section 906 Certification by C.A.O
33.1 Articles of Amendment to Articles of Incorporation
33.2 Plan of Corporate Division and Reorganization

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

CROFF ENTERPRISES, INC.

Date: 04/30/2008                                                                               By   /s/ Gerald L. Jensen
Gerald L. Jensen, President,
Chief Executive Officer

Date: 04/30/2008                                                                               By   /s/ Gerald L Jensen
Gerald L. Jensen
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

Date: 04/30/2008                                                                               By   /s/ Gerald L. Jensen
Gerald L. Jensen, Chairman

Date: 04/30/2008                                                                               By   /s/ Richard H. Handel, Jr.
Richard H. Mandel, Jr., Director

Date: 04/30/2008                                                                               By   /s/ Harvey Fenster
Harvey Fenster, Director

Date: 04/30/2008                                                                               By   /s/ Julian D. Jensen
Julian D. Jensen, Director

CROFF ENTERPRISES, INC.

FINANCIAL STATEMENTS

December 31, 2006 and 2007

WITH

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

CROFF ENTERPRISES, INC.

INDEX TO FINANCIAL STATEMENTS, SCHEDULES

AND SUPPLEMENTAL INFORMATION

Page

I.	Financial Statements

	Report of Registered Public Accounting Firm	F – 2

	Balance Sheets as of December 31, 2006 and 2007	F – 3

	Statements of Operations for the years ended December 31, 2006 and 2007	F – 4

	Statements of Stockholders' Equity for the years ended December 31, 2006 and 2007	F – 5

	Statements of Cash Flows for the years ended December 31, 2006 and 2007	F – 6

	Notes to Financial Statements	F – 7 to F - 12

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Croff Enterprises, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Croff Enterprises, Inc. as of December 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company has restated its 2006 statement of operations and cash flows to provide for consistent presentation of operations discontinued in 2007, as described in footnote 10 to the financial statements.

Aurora, Colorado                                                                                         /s/ Ronald R. Chadwick, P.C.
April 14, 2008                                                                                                RONALD R. CHADWICK, P.C.

CROFF ENTERPRISES, INC.
BALANCE SHEETS
December 31, 2006 and 2007

	2006	2007

ASSETS

Current assets	$985,729	$408,634
Accounts receivable	124,900	86,730
	1,110,629	495,364

Oil and gas properties, at cost, successful efforts method:
Proved properties	1,074,188	--
Unproved properties	266,174	--
	1,340,362	--
Accumulated depletion and depreciation	(583,830)	--
	756,532	--

Total assets	$1,867,161	$495,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$58,756	$7,159
Current portion of ARO liability	23,000	--
Accrued liabilities	33,375	70,667
	115,131	77,826

Long-term portion of ARO liabilities	64,695	--

Stockholders’ equity:
Class A Preferred stock, no par value, 10,000,000 shares authorized, none issued	--	--
Class B Preferred stock, no par value; 1,000,000 shares authorized, 540,659 (2006) and 0 (2007) shares issued and outstanding	1,380,387	--
Common stock, $.10 par value; 50,000,000 shares authorized, 620,643 shares issued and outstanding at December 31, 2006 and 2007	62,064	62,064
Capital in excess of par value	155,715	439,615
Treasury stock, at cost, 69,399 shares issued and outstanding at December 31, 2006 and 2007	(107,794)	(107,794)
Retained earnings	196,963	23,653
	1,687,335	417,538
Total liabilities and stockholders’ equity	$1,867,161	$495,364

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2007

	2006	2007
	As Restated

Revenues
Oil and natural gas sales	$--	$--
Other income (lease payments)	--	--
	--	--

Expenses
Lease operating expense including production taxes	--	--
Proposed drilling program	--	--
General and administrative	111,186	69,743
Overhead expense, related party	24,000	24,000
(Gain) on sale of equipment	--	--
Accretion expense	--	--
Depletion and depreciation	--	--
	135,186	93,743
(Loss) from operations	(135,186)	(93,743)

Other income (expense)
Interest income	49,671	42,740
	49,671	42,740

Income (loss) from continuing operations before income taxes	(85,515)	(51,001)
Provision for income taxes	--	--
Income (loss) from continuing operations	(85,515)	(51,001)

Discontinued operations:
Income from operations of discontinued component (including loss on disposal in 2007 of $93,371)	568,530	331,543
Provision for income taxes	110,000	110,000
Income from discontinued operations	458,530	221,543

Net income	$373,015	$170,542

Net income applicable to preferred B shares	$291,154	$343,852
Net income (loss) applicable to common shares	$81,861	$(173,310)

Basic and diluted (loss) from continuing operations	$(0.16)	$(0.09)

Basic and diluted income from discontinued operations	$0.84	$0.40

Basic and diluted net income per common share	$0.15	$(0.31)

Weighted average shares	551,224	551,224

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006 and 2007

	Preferred B stock		Common stock		Capital in excess	Treasury	Retained
	Shares	Amount	Shares	Amount	of par value	stock	earnings

Balance at December 31, 2005	540,659	1,089,233	620,643	62,064	155,715	(107,794)	115,102
Net income for the year ended December 31, 2006	--	--	--	--	--	--	373,015
Preferred stock reallocation	--	291,154	--	--	--	--	(291,154)

Balance at December 31, 2006	540,659	1,380,387
Net income for the year ended December 31, 2007	--	--	--	--	--	--	170,542
Preferred stock reallocation		343,852					(343,852)
Contribution to capital – common		(283,900)			283,900		--
Preferred redemption	(540,659)	(1,440,339)	--	--	--	--	--

Balance at December 31, 2007	--	$--	620,643	$62,064	$439,615	$(107,794)	$23,653

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2007

	2006	2007
	As Restated

Cash flows from operating activities:
Net income	$373,015	$170,542
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	(43,175)	182,460
Accounts receivable	35,901	(39,843)
Accounts payable	3,512	(6,353)
Accrued liabilities	(39,413)	37,292
Net cash provided by operating activities	329,840	344,098

Cash flows from investing activities:
Discontinued operations	54,254	22,756
Net cash used in investing activities	54,254	22,756

Cash flows from financing activities:
Discontinued operations	(300,622)	(943,949)
Net cash provided by financing activities	(300,622)	(943,949)

Net increase (decrease) in cash and cash equivalents	83,472	(577,095)

Cash and cash equivalents at beginning of year	902,257	985,729

Cash and cash equivalents at end of year	$985,729	$408,634

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2007, the Company distributed to a company controlled by the Preferred B Stockholders, the Preferred B share of the Company’s oil & gas properties and cash accounts, and canceled the Preferred B Stock of $1,440,339. In addition, the related company purchased the remaining balance of the oil & gas properties for $66,096 in cash and owes the Company $8,904.

See accompanying notes to the financial statements.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2006 and 2007

1.          ORGANIZATIONS AND NATURE OF BUSINESS

The Company was incorporated in Utah in 1907 as Croff Mining Company.  The Company changed its name to Croff Oil Company in 1952, and in 1996 changed its name to Croff Enterprises, Inc. The Company operated as an independent oil and gas company since 1952. All oil and gas assets were pledged to the Preferred B shares except a few leases in Texas which the Preferred B shareholders were obligated to purchase. The Company assigned all of its oil and natural gas properties to Croff Oil Company, Inc. in December of 2007. Croff Oil Company, Inc is owned by the former Preferred B shareholders of the Company.

The oil and gas assets were transferred to a wholly owned subsidiary of Croff Enterprises, Inc. formed under Utah law named Croff Oil Company, Inc., hereafter “Croff Oil”. Croff Oil issued one common share for each Croff preferred B share. Croff Oil then exchanged all of its common shares for the oil and gas assets of Croff Enterprises, Inc. Croff then cancelled all preferred B shares and offered the common stock to all former preferred B shareholders. All Croff preferred B shareholders, at their option received either one share of common stock of Croff Oil Company, Inc, or received $4.25 in cash per share pursuant to the Dissenting Shareholder Rights Statute under Utah Law for each Preferred B share. During 2007, and prior years, Croff operated as an independent energy company engaged in the business of oil and natural gas production, primarily through ownership of perpetual mineral interests and the acquisition of producing non-operated oil and gas leases. Beginning December 31, 2007, Croff Enterprises, Inc. is seeking to acquire a private company with scalable assets which desires to merge with a public company in order to obtain a more active public market.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Producing activities

The Company followed the "successful efforts" method of accounting for its oil and gas properties. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has proven reserves. If an exploratory well does not result in reserves, the capitalized costs of drilling the well, net of any salvage, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive.

Depreciation, depletion, and accretion

The Company provided for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon estimates of recoverable oil and gas reserves from the property.

The Company established a working interest reserve relating to the Asset Retirement Obligation (“ARO”) for the four wells that the Company operates. The reserve, based on the estimates of management, complies with the Financial Standards Board Rule 143 (FAS 143). The accretion of $5,868 for the year ended December 31, 2006, represented an increase in the ARO liability based on the discounted cash flow of the future retirement costs.

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

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2006. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2006 and 2007
(continued)

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  Fin No. 48 is effective for fiscal years beginning after December 15, 2005.  Management does not expect adoption of FIN No. 48 to have a material impact on the Company’s financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS 87, 88, 106, and 132(R).” This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post retirement benefits.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquire. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of income and cash flows.

Revenue recognition

Oil and gas revenues were accounted for using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced.  Oil and gas imbalances and related value at December 31, 2006 and 2007 were insignificant.

Risks and uncertainties

Historically, oil and gas prices have experienced significant fluctuations and have been particularly volatile in recent years.  Price fluctuations can result from variations in weather, levels of regional or national production and demand, availability of transportation capacity to other regions of the country and various other factors.

Fair value of financial instruments

The carrying amounts of financial instruments including cash and cash equivalents, marketable equity securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as of December 31, 2006 and 2007.

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions. At times during the year, the balance at any one financial institution may exceed FDIC limits.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2006 and 2007
(continued)

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

Restatement – discontinued operations

The Company has restated its 2006 statements of operations and cash flows to consistently present the discontinuance of its oil and gas operations at the end of 2007.

3.           RELATED PARTY TRANSACTIONS

The Company retains the services of a law firm in which a partner of the firm is a director of the Company. Legal fees paid to this firm for the years ended December 31, 2006 and 2007 amounted to $23,493 and $36,303, respectively.

The Company currently has an office sharing arrangement with Jenex Petroleum Corporation, hereafter “Jenex”, which is owned by the Company’s President.  The Company is not a party to any lease, but paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial, land, and accounting.  The Company’s expenses for these services were $49,872, and $51,258 for the years ended 2006 and 2007, respectively.  Although these transactions were not a result of “arms length” negotiations, the Company’s Board of Directors believes the transactions are reasonable.

The Company had working interests in five Oklahoma natural gas wells, which are operated by Jenex, a company solely owed by Gerald Jensen, the Company’s President.  As part of the 1998 purchase agreement, Jenex agreed to rebate to the Company $150 of operating fees per well, each month, During the years ending December 31, 2006 and 2007, $9,000, and $9,000 respectively, have been offset against lease operating expense, in this manner.

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2006 and 2007
(continued)

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

5.          PLAN OF REORGANIZATION AND DIVISON OF THE COMPANY

This Plan of Reorganization and Division of the Company was adopted by the shareholders on December 21, 2007. The essential terms of the plan provided for the transfer, without other consideration, of all oil and gas assets of Croff Enterprises to the newly created Utah corporation known as Croff Oil Company, Inc.  The shareholders of Croff Oil Company, Inc would be the current “B” preferred shareholders of Croff Enterprises who would receive one restricted common share in Croff Oil in exchange for each preferred “B” share currently held.  The preferred “B” shares subsequently would be cancelled of record. The transferred assets constitute approximately $1,450,000 of the total approximate $1,800,000 book value of Croff Enterprises, Inc and would constitute the sole assets of the new private entity. Croff Enterprises would essentially continue as a shell corporation with a book value of approximately $350,000, almost all of which would be in cash or cash equivalents.  All preferred “B” shares would be cancelled of record and all “B” shareholders would be entitled to one share of restricted common stock in the private entity, Croff Oil Company, for each preferred “B” share previously held in Croff. Non-transferrable liabilities of the Company, such as corporate income taxes payable and other items remain on the Company’s balance sheet at December 31, 2007 in the amount of $77,826. As Croff Oil Company, Inc. is responsible for these payables, the Company has recorded an offsetting receivable in the same amount, as well as $8,904 due from Croff Oil from the sale of an oil and gas property, for total related party receivables of $86,730.

6.           STOCKHOLDERS’ EQUITY

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

In 1996, the Company created a class of Preferred B stock to which the perpetual mineral interests and other oil and gas assets were pledged.  Thus, the Preferred B stock represents the current oil and gas assets of the Company, along with all Preferred B checking and savings accounts and receivables owed to these accounts.   Each common shareholder received an equal number of Preferred B shares, one for one, at the time of this restructuring of the capital of the Company.  The Class B Preferred stock has no par value and limited voting privileges. The Class B Preferred stockholders are entitled exclusively to all dividends, distributions, and other income, which are based directly or indirectly on the Preferred B oil and natural gas assets. In addition, in the event of liquidation, distribution or sale of the Company, the Class B Preferred stockholders have an exclusive preference to the net asset value of the natural gas and oil assets over all other classes of common and preferred stockholders. In December 2007, these pledged assets were assigned to Croff Oil Company, Inc. All common share of Croff Oil Company, Inc., where then exchanged for the Preferred B shares which were then cancelled.

7.           INCOME TAXES

The provisions for income taxes from operations consist of the following:

	2006	2007
Current tax expense	$110,000	$110,000
Deferred income tax expense	- -	- -
	$110,000	$110,000

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2006 and 2007
(continued)

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2006	2007
United States statutory rate	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55	2.55
Reduction of valuation allowance (used NOL)	(0.45)	--
Percentage depletion	(14.45)	(5.78)
Book depletion & depreciation in excess of tax	1.12	6.13
	22.77%	36.85%

At December 31, 2006, the Company had capital loss carry-forwards of approximately $31,000. The loss was due to the sale of marketable securities and hedging transactions during fiscal year December 2002. The capital loss has indefinite life and can only used to reduce gains created by sale of capital assets.

Deferred taxes results primarily from state net operating loss carry forwards and capital loss carry forwards and asset basis differences between book and income tax depreciation and depletion methods. In addition, the Company uses percentage depletion which does not create a basis difference between book and tax above the book/tax cost depletion. The net operating loss carry forward is only for two of the states the Company operates in and expired in 2006. The income tax percentage depletion continues to exceed book depletion and is considered a permanent difference.

At December 31, 2006 and 2007, total deferred tax assets, liabilities and valuation allowance are as follows:

Deferred tax assets resulting from:
	2006	2007
Net operating loss carry forwards	$5,156	$--
Capital loss carry forward	10,540	--
Depreciation & depletion differences	(5,425)	--
Total deferred tax asset	10,271	--
Less valuation allowance	(10,271)	--
	$--	$--

A 100% valuation has been established against the deferred tax assets, as utilization of the net operating and capital loss carry forwards cannot be reasonably assured.

8.           BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 551,244 shares in 2006, and 551,244 shares in 2007.

9.            MAJOR CUSTOMERS

Customers which accounted for over 10% of oil and natural gas revenues were as follows for the years ended December 31, 2006 and 2007:

	2006	2007

Jenex Petroleum Corp., a related party	14.2%	11.8%
Merit Energy	18.1%	22.1%
Sunoco, Inc.	14.7%	12.9%

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2006 and 2007
(continued)

10.            DISCONTINUED OPERATIONS

December 31, 2007 by the terms of proxy statement filed and as described in notes 1, 3, 4, and 5 discontinued its oil and gas operations to a Company owned by the shareholders of the Preferred B Stock. The effect of these discontinued operations on the Company is included in the attached Schedule of discontinued operations:

SCHEDULE OF DISCONTINUED OPERATIONS

	2006	2007

Revenues
Oil and natural gas sales	$842,400	$876,505
Other income (lease payments)	660	--
	843,060	876,505

Expenses
Lease operating expense including production taxes	205,871	267,328
Proposed drilling program	--	--
General and administrative	101,462	78,140
Overhead expense, related party	25,872	27,258
(Gain) loss on sale of assets	(112,543)	108,489
Accretion expense	5,868	7,157
Depletion and depreciation	48,000	56,610
	274,530	544,963
Income from discontinued operations	568,530	331,591

Provision for income taxes	110,000	110,000

Net income from discontinued operations	$458,530	$221,543