Form 10-Q
period 2008-03-31
CROFF ENTERPRISES INC
filed 2008-05-13
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large acclerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule12b-2) of the Exchange Act)  YES ☒   NO ☐

As of May 1, 2008, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was: $210,000.

As of May 1, 2008, the Registrant had outstanding 516,799 shares of common stock (excludes 102,644 common shares held as treasury stock).

CROFF ENTERPRISES, INC.

INDEX

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT (FORM 10-Q)
TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

Page Number

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements	3 – 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	11

Signatures	11

Certifications	Attached

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

All statements, other than statements of historical or present facts, that address activities, events, outcomes or developments that the Company plans, expects, believes, assumes, budgets, predicts, forecasts, estimates, projects, intends or anticipates (and other similar expressions) will or may occur in the future are forward looking statements. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the cautionary statements in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Such forward-looking statements appear in a number of places and include statements with respect to, among other things, such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling, deepening or refracing of wells, oil and natural gas reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), expansion and growth of the Company’s operations, the opportunity and risk factors in seeking a corporate acquisition, cash flow and anticipated liquidity, prospects and development and property acquisitions, obtaining financial or industry partners for prospect or program development, or marketing of oil and natural gas. We caution you that these forward-looking statements are subject to risks and uncertainties.  These risks include, but are not limited to: general economic conditions, the Company’s ability to finance acquisitions, the market price of oil and natural gas, the risks associated with being a shell company, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, environmental risks, the results of financing efforts, regulatory developments and the other risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q or presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

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

CROFF ENTERPRISES, INC.
BALANCE SHEETS
(Unaudited)

	December 31, 2007	March 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$408,634	$360,984
Accounts receivable	86,730	68,174
	495,364	429,158

Total assets	$495,364	$429,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,159	$15,500
Current portion of ARO liability	--	--
Accrued liabilities	70,667	68,612
	77,826	84,112

Stockholders’ equity:
Class A Preferred stock, no par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.10 par value; 50,000,000 shares authorized, 620,643 shares issued and outstanding	62,064	62,064
Capital in excess of par value	439,615	439,615
Treasury stock, at cost, 69,399 in 2007 and 98,644 shares in 2008	(107,794)	(147,604)
Retained earnings (deficit)	23,653	(9,029)
	417,538	345,046
Total liabilities and stockholders’ equity	$495,364	$429,158

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2008
(Unaudited)

	2007	2008
	As Restated

Revenues
Oil and natural gas sales	$--	$--
Other income (lease payments)	--	--
	--	--

Expenses
Lease operating expense including production taxes	--	--
Proposed drilling program	--	--
General and administrative	16,743	32,122
Overhead expense, related party	3,000	3,000
Accretion expense	--	--
Depletion and depreciation	--	--
	19,743	35,122
(Loss) from operations	(19,743)	(35,122)

Other income (expense)
Interest income	11,149	2,441
	11,149	2,441

(Loss) from continuing operations before income taxes	(8,594)	(32,681)
Provision for income taxes	--	--
Income (loss) from continuing operations	(8,594)	(32,681)

Discontinued operations:
Income from operations of discontinued component (including loss on disposal in 2007 of $93,371)	84,966	--
Provision for income taxes	22,000	--
Income from discontinued operations	62,966	--

Net income (loss)	$54,372	$(32,681)

Net income applicable to preferred B shares	$50,891	$--

Net income (loss) applicable to common shares	$3,481	$(32,681)

Basic and diluted (loss) from continuing operations	$(0.02)	$(0.06)

Basic and diluted income from discontinued operations	$0.84	$--

Basic and diluted net income (loss) per common share	$0.01	$(0.06)

Weighted average per outstanding shares	551,224	521,979

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2007 and the three months ended March 31, 2008
(Unaudited)

	Common stock
	Shares	Amount	Capital in excess of par value	Treasury stock	Accumulated earnings

Balance at December 31, 2007	620,643	$62,064	$439,715	$(107,794)	$23,653

Net income for the three months ended March 31, 2008	--	--	--	--	(32,681)
Purchase of treasury stock	--	--	--	(39,810)	--

Balance at March 31, 2008	620,643	$62,064	$155,715	$(147,604)	$(9,028)

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2008
(Unaudited)

	2007	2008

Cash flows from operating activities:
Net income (loss)	$54,372	$(32,682)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and accretion	14,114	--
Changes in operating assets and liabilities:
Accounts receivable	(12,540)	18,556
Accounts payable	(410)	8,341
Accrued liabilities	2,000	(2,055)
Net cash provided by operating activities	80,054	(7,840)

Cash flows from investing activities:
Acquisition of property leases and improvements	(22,845)	--
Net cash provided (used) by investing activities	(22,845)	--

Cash flows from financing activities:
Repurchase of treasury stock	--	(39,810)
Net cash (used) by financing activities	--	(39,810)

Net increase in cash and cash equivalents	34,691	(47,650)

Cash and cash equivalents at beginning of period	985,729	408,364

Cash and cash equivalents at end of period	$1,020,420	$360,984

Supplemental disclosure of non-cash investing and financing activities: None

See accompanying notes to unaudited condensed financial statements.

CROFF ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation

The condensed financial statements for the three month periods ended March 31, 2007 and 2008 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which report has been filed with the Securities and Exchange Commission. The Annual Report is available from the Company’s website at www.croff.com, and online at the Securities and Exchange Commission website at www.sec.gov/edgar.

1)	Discontinued Operations

As of December 31, 2007, pursuant to a plan adopted by the shareholders, the Company had transferred its oil and gas operations to a Company owned by the shareholders of the Preferred B Stock. The affect of these discontinued operations on the Company are included in the Schedule of discontinued operations as of March 31, 2007, set out below:

SCHEDULE OF DISCONTINUED OPERATIONS
For the Three Months Ended March 31, 2007

Revenues
Oil and natural gas sales	$210,329
Other income (lease payments)	--
$210,329

Expenses
Lease operating expense including production taxes	75,086
General and administrative	27,039
Overhead expense, related party	9,125
Accretion expense	1,613
Depletion and depreciation	12,500
125,363
Income from discontinued operations	84,966

Provision for income taxes	22,000

Net income from discontinued operations	$62,966

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Beginning December 31, 2007, and until any subsequent reorganization, Croff Enterprises will not be engaged in any active business, but primarily is seeking to acquire a private company with more scalable assets which desires to merge with a public company in order to obtain a more active public market. Either an acquisition or sale of controlling shares may cause a change in the control of the company and a change in management and directors. At this time, Croff Enterprises has approximately $340,000 in cash, only one class of stock, its common stock, and no active business. While Croff may acquire another private or public company in the energy business, it is also possible it may acquire another company in a different business if such an acquisition would provide an opportunity for growth in the company’s business and the chance of increasing the value of the company’s stock. The Company intends to pursue such acquisition or sale.

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

Under the Utah Dissenting Shareholder’s Rights Act, Croff common and preferred “B” shareholders had the option to receive a cash option from the company in exchange for their shares. Common shares were redeemed at $1.00 per share and Preferred “B” shares were redeemed at $4.25 per share. If a shareholder did not approve of the price they were able to propose a different price with justification. 24,030 common shares of Croff Enterprises were redeemed at $1.00 per share, while 10,415 shares were redeemed at various prices from $1.00 to $2.70. There were 35,930 shares of preferred “B” shares redeemed all of which accepted the  $4.25 per share price.  The result of shareholders exercising their rights under the Utah Statute was that issued and outstanding common shares were reduced from 551,244 to 516,799 common shares by March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, the Company had assets of $429,158 and current assets totaled $429,158 compared to current liabilities of $84,112.   The Company had a current ratio at March 31, 2007 of approximately 5:1.  During the three month period ended March 31, 2008, net cash provided by operations totaled a loss of  $7,840, as compared to  an increase of $80,054 for the same period in 2007. This decrease was due to the exchange of the oil and gas assets to the former preferred “B” shareholders, resulting in  no active business in 2008.  The Company had no short-term or long-term debt outstanding at March 31, 2008.  In February and March of 2008, the Company purchased 34,445 shares of its common stock at a cost of $46,811, which is included in the treasury at March 31, 2008. This reduced cash from approximately $380,000 to $340,000.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

The Company had a net loss for the first quarter of 2008 which totaled $32,681 compared to a net income of $54,372 for the same period in 2007.  As a result of the Plan of Corporate Division there was only interest income in the first quarter of 2008, while there were oil revenues in the first quarter of 2007. The decrease in revenues was partially offset by a decrease in overhead costs from approximately $15,000 per quarter to approximately $3,000.  The President’s salary also decreased from $13,500 per quarter in 2007 to $1.00 per year in 2008.

General and administrative expense, including overhead expense paid to a related party, for the first quarter of 2008, totaled $35,122 compared to $19,743 for the same period in 2007. This cost included the costs of the audit, expenses relating to the division of the company, and additional accounting and legal costs. Provision for income taxes for the first quarter of 2008 was zero compared to $22,000 from the same period in 2007. This decrease is attributable to the net loss for 2008.

Results of Discontinued Operations

Revenues for the first quarter of 2008 totaled $2,441 compared to $221,478 for the period ending March 31, 2007, a decrease due to the spinoff of the oil and gas assets. Interest income decreased from $11,149 in 2007 to $2,441 in the first quarter of 2008, due to the spinoff of the preferred “B” stock, cash accounts, and lower interest rates.  Oil and gas revenues decreased from $210,329 in the first quarter of 2007 to $0 in the first quarter of 2008.

For the first quarter of 2008, there were no lease operating expenses, compared to $75,086 incurred for the first quarter in 2007. This decrease was due to the spinoff of the oil and gas assets before December 31, 2007. Estimated depreciation and depletion expense for the first quarter of 2008 was $0 compared to $12,500 for 2007.

Accounting Pronouncements Regarding Interim Financial Statements

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is finding a suitable acquisition of a private company or other reorganization within a reasonable time.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer, who is also the Company’s Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer, and the Acting Chief Financial Officer, concluded that as of the end of such period the Company’s disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer, dated May 12, 2008, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Acting Chief Financial Officer, dated May 12, 2008, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.*

33.1 8-K dated March 6, 2008, Croff Announces Results of Corporate Division

*	Filed herewit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Date: May 12, 2008                                                                           By /s/ Gerald L. Jensen
Gerald L. Jensen, President,
Chief Executive Officer

Date: May 12, 2008                                                                           By /s/ Gerald L. Jensen
Gerald L. Jensen
Acting Chief Financial Officer