Form 10-Q
period 2008-09-30
CROFF ENTERPRISES INC
filed 2008-10-30
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X]  NO [    ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).  YES [X]  NO [_]

As of September 30, 2008, the registrant had outstanding 1,018,099 shares of its $.10 par value common stock (its only class of common stock), excluding 102,644 common shares held as treasury stock.

CROFF ENTERPRISES, INC.

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	3 – 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4. Controls and Procedures.	12

PART II - OTHER INFORMATION

Item 6. Exhibits.	12

Signatures	12

Certifications	Attached

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

(The financial statements commence on the following page.)

CROFF ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$63,866	$408,634
Accounts receivable	-	86,730

TOTAL CURRENT ASSETS	63,866	495,364

TOTAL ASSETS	$63,866	$495,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable	$1,191	$7,159
Dividends payable	32,076	-
Accrued liabilities	-	70,667

TOTAL LIABILITIES	33,267	77,826

STOCKHOLDERS’ EQUITY

Class A Preferred stock; no par value
Authorized – 10,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.10 per share
Authorized – 50,000,000 shares
Issued and outstanding – 1,120,743 and 620,743, respectively	112,064	62,064
Additional paid-in capital	639,615	439,615
Treasury stock, at cost – 102,644 and 69,399 shares, respectively	(154,364)	(107,794)
Retained (deficit) earnings	(566,716)	23,653

TOTAL STOCKHOLDERS’ EQUITY	30,599	417,538

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,866	$495,364

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007 (as restated)	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007 (as restated)
EXPENSES

General and administrative	$46,505	$28,840	$137,080		$69,613
Consulting fees, non-cash compensation	-	-	250,000		-

TOTAL EXPENSES	46,505	28,840	387,080		69,613

(LOSS) FROM OPERATIONS	(46,505)	(28,840)	(387,080)		(69,613)

OTHER INCOME (EXPENSE)
Interest income	-	11,065	3,429		33,397

OTHER INCOME (EXPENSE)	-	11,065	3,429		33,397

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(46,505)	(17,775)	(383,651)		(36,216)
Provision for income taxes	-	-	-		-
(LOSS) FROM CONTINUING OPERATIONS	(46,505)	(17,775)	(383,651)		(36,216)

DISCONTINUED OPERATIONS
Income discontinued operations	-	132,711	-		322,970
Provision for income taxes	-	(22,000)	-	(74,000)

INCOME FROM DISCONTINUED OPERATIONS	-	110,711	-		248,970

NET (LOSS)	$(46,505)	$92,936	$(383,651)		$212,754

NET (LOSS) INCOME PER COMMON SHARE

Basic and diluted:
Continuing operations	$(0.04)	$(0.03)	$(0.47)		$(0.07)
Discontinued operations	-	0.20	-		0.44
Net (loss) income	$(0.04)	$0.17	$(0.47)		$0.39

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	1,120,743	551,224	810,524		551,224

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2007	620,743	$62,064	$439,615	$(107,794)	$23,653	$417,538

Issuance of common stock for
deferred consulting fees	500,000	50,000	200,000	-	-	250,000

Purchase of treasury stock	-	-	-	(46,570)	-	(46,570)

Dividend	-	-	-	-	(206,718)	(206,718)

Net (loss) for the nine months
Ended September 30, 2008	-	-	-	-	(383,651)	(383,651)

Balance, September 30, 2008	1,120,743	$112,064	$639,615	$(154,364)	$(566,716)	$30,599

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(383,651)	$(36,216)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Income from discontinued operations	-	248,970
Depletion, depreciation and accretion	-	42,341
Consulting fees, non-cash compensation	250,000	-
Changes in operating assets and liabilities:
Accounts receivable	86,730	757
Accounts payable	(5,968)	(19,658)
Accrued liabilities	(70,667)	(28,730)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(123,556)	207,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property leases and improvements	-	(64,209)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	-	(64,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(174,642)	-
Purchase of treasury stock	(46,570)	-
NET CASH (USED) BY FINANCING ACTIVITIES	(221,212)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(344,768)	143,256

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	408,634	985,729
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$63,866	$1,128,984

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Preparation.

The condensed financial statements for the nine month periods ended September 30, 2008 and 2007 in this report have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of the management, all adjustments necessary to present fairly the results of the operations of the interim periods presented herein. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures presented herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which report has been filed with the Securities and Exchange Commission. The Annual Report is available online at the Securities and Exchange Commission’s website at www.sec.gov/edgar.

Discontinued Operations.

As of December 31, 2007, pursuant to a plan adopted by the Company’s shareholders, the Company had transferred its oil and gas operations to a company owned by the holders of the Company’s Series B preferred shares.  The effect of those discontinued operations on the Company is included in the Schedule of Discontinued Operations as of September 30, 2007, set out below:

SCHEDULE OF DISCONTINUED OPERATIONS
For the nine months ended September 30, 2007

Revenues:
Oil and natural gas sales	$664,984
Other income	2,760
$667,744
Expenses:
Lease operating expense including production taxes	212,795
General and administrative	89,638
Accretion expense	4,841
Depletion and depreciation	37,500
344,774
Income from discontinued operations	322,970
Provision for income taxes	74,000
Net income from discontinued operations	$248,970

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Croff Enterprises, Inc. (“Croff’ or the “Company”) was incorporated in Utah in 1907.  Due to the Spin-Off (as described below), the Company currently has no business operations or revenue source and has reduced its operations to a minimal level (although  it continues to file reports required under the Securities Exchange Act of 1934).   As a result, the Company is a “shell company” under the rules of the Securities and Exchange Commission (the “SEC”).  As of September 30, 2008, the Company had available cash and cash equivalents of $63,866, which it believes will provide funding for its minimal operations until approximately December 31, 2008.  During that period, it is expected that the Company’s management will seek opportunities for a merger or other business combination with a privately-held operating company (on terms that may or may not be favorable to the Company's existing shareholders).  Should the Company exhaust its available funds before a merger or other business combination is completed and be unable to obtain additional funds from the sale of debt or equity securities and/or other financing sources (again on terms that may or may not be favorable to the Company's existing shareholders), it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

Restructure of Operations.

In December 2007, Croff spun-off its oil and gas assets, related bank accounts, and all related assets and liabilities to a new wholly-owned subsidiary named Croff Oil Company, Inc. (the “Spin-Off”).  All shares of Croff Oil Company, Inc. were then exchanged for  Croff’s outstanding Series B preferred shares and the Series B preferred  shares were then cancelled. All of Croff’s oil and gas assets, including perpetual mineral interests, had been pledged to its Series B preferred shareholders at the creation of the Series B preferred class in 1996. All shareholders of Croff at the date of issuance in 1996 were given an equivalent number of shares of Series B preferred stock, while keeping their common stock.

The Spin-Off occurred approximately three years after Croff’s Board of Directors had determined to review its strategic alternatives with a view to obtain more liquidity for the Company’s two classes of stock and to increase the value to its shareholders.  In the first quarter of 2005, the Board believed the combined value of $2.30 for a common share plus a Series B preferred share did not reflect the total value of the Company. Therefore, in the fourth quarter of 2007 the Board of Directors set the value of a combined Series B preferred share and a common share at $5.25, allowing shareholders to receive this cash buyout.  Under the Utah Dissenting Shareholder’s Rights Act, Croff’s common and Series B preferred shareholders had the option to receive cash from the Company in exchange for their shares.  Common shares were redeemed at $1.00 per share and Series B preferred shares were redeemed at $4.25 per share. If a shareholder did not approve of the price, the shareholder was able to propose a different price with justification.  Pursuant to the buyout, 24,030 common shares of Croff were redeemed at $1.00 per share, and an additional 10,415 common shares were redeemed at various prices from $1.00 to $2.70.  In addition, 35,930 shares of Series B preferred stock were redeemed, all for the $4.25 per share price. As a result of shareholders exercising their rights, the number of outstanding common shares was reduced from 551,244 to 516,799 by September 30, 2007.

Liquidity and Capital Resources.

At September 30, 2008, the Company had assets of $63,866 and current assets totaled $63,866 compared to current liabilities of $33,267. At September 30, 2007, the Company had assets of $2,036,367 and current assets totaled $1,253,126 compared to current liabilities of $66,743. During the nine month period ended September 30, 2008, net cash used by operations totaled $123,556, as compared to cash provided by operations of $207,464 during the nine months ended September 30, 2007.  All of those changes are due to the Spin-Off, which left the Company with no active business in 2008. The Company had no short-term or long-term debt outstanding at September 30, 2008.  During the nine months ended September 30, 2008, the Company purchased 33,245 shares of its common stock at a cost of $46,570; all purchased shares were included in the Company’s treasury stock at September 30, 2008.

Results of Operations  - Three months and nine months ended September 30, 2008, compared to three months and nine months ended September 30, 2007.

The Company had a net loss for the three months ended September 30, 2008, which totaled $46,505 compared to a net income of $92,936 for the same period in 2007.  As a result of the Spin-Off, there was no income in the three months ended September 30, 2008, while there were oil revenues in the three months ended September 30, 2007.

General and administrative expense, for the three months ended September 30, 2008, totaled $46,505 compared to $28,840 for the same period in 2007. This cost included the costs of the audit, expenses relating to the division of the Company, and additional accounting and legal costs.  Provision for income taxes for the three months ended September 30, 2008, was zero compared to $22,000 from the same period in 2007. This decrease is attributable to the net loss for 2008.

The Company had a net loss for the nine months ended September 30, 2008, which totaled $383,651 compared to a net income of $212,754 for the same period in 2007. As a result of the Spin-Off, there was only interest income in the nine months ended September 30, 2008, while there were oil revenues in the nine months ended September 30, 2007.

General and administrative expense, for the nine months ended September 30, 2008, totaled $137,080 compared to $69,613 for the same period in 2007. This cost included the costs of the audit, expenses relating to the division of the Company, and additional accounting and legal costs. During the nine months ended September 30, 2008, the Company issued 500,000 shares of its common stock valued at $0.50 per share based on the fair market value in payment of consulting fees and recorded an expense of $250,000. Provision for income taxes for the nine months ended September 30, 2008, was zero compared to $74,000 from the same period in 2007. This decrease is attributable to the net loss for 2008.

Results of Discontinued Operations.

Total revenues for the three months ended September 30, 2008, totaled $0 compared to $253,928 for the three months ended September 30, 2007, a decrease due to the Spin-Off.  Interest income decreased to $0 during the three months ended September 30, 2008, from $11,065 during the three months ended September 30, 2007, due to the purchase of Series B preferred stock, cash accounts, and lower interest rates.  Oil and gas revenues decreased to $0 during the three months ended September 30, 2008, from $242,863 during the three months ended September 30, 2007.

During the three months ended September 30, 2008, there were no lease operating expenses, compared to $74,372 incurred during the three months ended September 30, 2007. This decrease was due to the Spin-Off that occurred prior to December 31, 2007. Depreciation and depletion expense during the three months ended September 30, 2008, was $0 compared to $12,500 during the three months ended September 30, 2007.

Total revenues for the nine months ended September 30, 2008, totaled $3,429 compared to $701,237 for the nine months ended September 30, 2007, a decrease due to the Spin-Off.  Interest income decreased to $3,429 during the nine months ended September 30, 2008, from $33,397 during the nine months ended September 30, 2007, due to the purchase of Series B preferred stock, cash accounts, and lower interest rates. Oil and gas revenues decreased to $0 during the nine months ended September 30, 2008, from $664,984 during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, there were no lease operating expenses, compared to $212,795 incurred during the nine months ended September 30, 2007. This decrease was due to the Spin-Off that occurred prior to December 31, 2007. Depreciation and depletion expense during the nine months ended September 30, 2008, was $0 compared to $37,500 during the nine months ended September 30, 2007.

Accounting Pronouncements Regarding Interim Financial Statements.

SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS 87, 88, 106, and 132(R), requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post-retirement benefits.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (“SFAS  159”), which became effective for fiscal periods beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  Croff does not expect the impact of adoption to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141 R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110, Share-Based Payment (“SAB 110"). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 became effective January 1, 2008.  Croff currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. Croff will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.  Croff does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of income and cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

As noted above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” the Company is a “shell company.”  As of September 30, 2008, the Company had available cash and cash equivalents of $63,866, which it believes will provide funding for its minimal operations until approximately December 31, 2008.  At this time, it is believed that the Company’s sole market risk exposure is its ability to find and complete a suitable merger or other business combination with a privately-held operating company prior to the exhaustion of its available funds.

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in its filings with  the SEC is recorded, processed, summarized and reported within the time periods required by the SEC. As of September 30, 2008, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended September 30, 2008, the Company’s disclosure control and procedures are effective in alerting him to material information that is required to be included its SEC filings.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.     Exhibits.

The following Exhibits are attached hereto:

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2008	CROFF ENTERPRISES, INC.

	By:	/s/ GREGORY R. WOODHILL
Gregory R. Woodhill, President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.