Form 10-K
period 2008-12-31
CROFF ENTERPRISES INC
filed 2009-03-18
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

$0.10 par value common stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [_]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES [_]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.
YES [_]  NO [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule12b-2 of the Act).
YES [X]  NO [_]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the average bid and asked price of such common equity as of June 30, 2008, as reported by the OTC Bulletin Board, was approximately $558,000.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2009 (the latest practicable date), the registrant had outstanding 1,018,099 shares of its $0.10 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

CROFF ENTERPRISES, INC.

INDEX TO INFORMATION INCLUDED IN THE ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K and other reports filed by Croff Enterprises, Inc. (“Croff” or the “Company”) from time-to-time with the Securities and Exchange Commission (collectively the “Filings”) contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.  When used in the Filings, the words “anticipate,” “believe,” “estimate,”  “expect,” “future,” “intend,” “plan” or the negative of those terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Company's industry, operations and results of operations and any businesses that may be acquired by the Company.  Should one or more of those risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

PART I

Item 1.	Business.

Background.  The Company was incorporated in Utah in 1907 under the name “Croff Mining Company.”  The Company changed its name to “Croff Oil Company” in 1952, and in 1996 changed its name to the present “Croff Enterprises, Inc.”  The Company’s office is located at 9903 Santa Monica Boulevard, Suite 287, Beverly Hills, California.   The Company does not currently maintain a website.

Description of Business.  In December 2007, the Company transferred its oil and gas assets, related bank accounts, and all related assets and liabilities to a new wholly-owned subsidiary named Croff Oil Company, Inc. (the “Spin-Off”).  All shares of Croff Oil Company, Inc. were then exchanged for the Company’s outstanding Series B preferred shares and the Series B preferred shares were then cancelled.  For more information regarding the Spin-Off, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructure of Operations” below.

In the 20 years prior to 2008, the Company’s operations consisted entirely of oil and natural gas production.   Due to the Spin-Off, the Company currently has no business operations or revenue source and is operating at a minimal level (although it continues to file reports required under the Securities Exchange Act of 1934).  As a result, the Company is a “shell company” under the rules of the Securities and Exchange Commission (the “SEC”).  The Company’s management is currently seeking opportunities for a merger or other business combination with a privately-held operating company (that will most likely not be in the energy business) on terms that may or may not be favorable to the Company's existing shareholders.  For additional information regarding the Company’s current status, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Employees.  The Company currently has no employees, with the services of Gregory R. Woodhill (the Company’s sole officer) being provided pursuant to a consulting arrangement between Mr. Woodhill and  the Company.   See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 2.	Properties.

The Company operates out of the office of Gregory Woodhill (its sole officer) at no charge.  Due to its minimal level of operations, the Company expects that this arrangement will be sufficient until such time as the Company completes a merger or other business combination , as described above in “Item 1. Business.”

Item 3.	Legal Proceedings.

The Company is not currently a party to any legal proceedings and, to the knowledge of the Company’s management, there is no litigation threatened by or against the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  The Company's common stock is quoted on the OTC Bulletin Board under the symbol “COFF.” The following table sets forth the quarterly high and low bid prices for the common stock as reported by the OTC Bulletin Board for the fiscal years ended December 31, 2007 and 2008:

Fiscal Year 2007:	High*	Low*
First Quarter	$3.00	$1.75

Second Quarter	$2.75	$2.00

Third Quarter	$2.50	$2.00

Fourth Quarter	$1.75	$1.00

Fiscal Year 2008:
First Quarter	$1.01	$0.51

Second Quarter	$2.00	$0.51

Third Quarter	$2.00	$1.50

Fourth Quarter	$1.50	$1.50
____________________
* These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Cash Dividends. The Company declared and paid a special dividend of $0.40 per share of common stock to all shareholders of record as of June 10, 2008.  The Company anticipates that, for the foreseeable future, any earnings will be retained for use in its operations.

Holders of Record.  As of March 16, 2009 (the latest practicable date), there were 1,016 holders of record of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  No securities of the Company were purchased by it or any affiliated purchasers during the fiscal quarter ended December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  Due to the Spin-Off (as described in more detail below), the Company currently has no business operations or revenue source and has reduced its operations to a minimal level (although  it continues to file reports required under the Securities Exchange Act of 1934).  As a result, the Company is a “shell company” under the rules of the SEC.  As of December 31, 2008, the Company had available cash and cash equivalents of $54,419, which it believes will provide funding for its minimal operations until approximately December 31, 2009.  During that period, it is expected that the Company’s management will continue to pursue opportunities for a merger or other business combination with a privately-held operating company (on terms that may or may not be favorable to the Company's existing shareholders).  Should the Company exhaust its available funds before a merger or other business combination is completed and be unable to obtain additional funds from the sale of debt or equity securities and/or other financing sources (again on terms that may or may not be favorable to the Company's existing shareholders), it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

Restructure of Operations.  In December 2007, Croff transferred its oil and gas assets, related bank accounts, and all related assets and liabilities to a new wholly-owned subsidiary named Croff Oil Company, Inc.  All shares of Croff Oil Company, Inc. were then exchanged for Croff’s outstanding Series B preferred shares and the Series B preferred shares were then cancelled.  All of Croff’s oil and gas assets, including perpetual mineral interests, had been pledged to its Series B preferred shareholders at the creation of the Series B preferred class in 1996.  Upon creation in 1996, all shareholders of Croff were issued an equivalent number of shares of Series B preferred stock, while keeping their common stock.

The Spin-Off occurred approximately three years after Croff’s Board of Directors had determined to review its strategic alternatives with a view to obtain more liquidity for the Croff’s two classes of stock and to increase the value to its shareholders.  In the first quarter of 2005, the Board of Directors believed the combined value of $2.30 for a common share plus a Series B preferred share did not reflect the total value of Croff.  Therefore, in the fourth quarter of 2007, the Board of Directors set the value of a combined Series B preferred share and a common share at $5.25, allowing shareholders to receive this cash buyout.  Under the Utah Dissenting Shareholder’s Rights Act, Croff’s common and Series B preferred shareholders had the option to receive cash in exchange for their shares.  Common shares were redeemed at $1.00 per share and Series B preferred shares were redeemed at $4.25 per share.  If a shareholder did not approve of the price, the shareholder was able to propose a different price with justification.  Pursuant to the buyout, 24,030 common shares of Croff were redeemed at $1.00 per share, and an additional 10,415 common shares were redeemed at various prices from $1.00 to $2.70 per share.  In addition, 35,930 shares of Series B preferred stock were redeemed, all for the $4.25 per share price. As a result of shareholders exercising their rights, the number of outstanding common shares was reduced from 551,244 to 516,799 by September 30, 2007.

Liquidity and Capital Resources.  On December 31, 2008, the Company had assets of $54,419, current assets of $54,419, and current liabilities of $35,722.  On December 31, 2007, the Company had assets of $495,364, current assets of $408,634, and current liabilities of $77,826.  During the fiscal year ended December 31, 2008, net cash used by operations totaled $133,003, as compared to cash provided by operations of $344,098 during the fiscal year ended December 31, 2007.  All of those changes are due to the Spin-Off, which left the Company with no business operations or revenue source in 2008. The Company had no short-term or long-term debt outstanding at December 31, 2008.  During the fiscal year ended December 31, 2008, the Company purchased 33,245 shares of its common stock at a cost of $46,570.

The financial statements referenced below in “Item 8. Financial Statements and Supplementary Data” have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to “Notes to Financial Statements” (page F-7), the Company has suffered a loss from operations in 2008 that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations.  The Company experienced a net loss of $395,553 for the fiscal year ended December 31, 2008, compared to net income of $170,542 for the prior fiscal year.  As a result of the Spin-Off, there was no income in the fiscal year ended December 31, 2008, while there were oil revenues in the prior fiscal year.  For the fiscal year ended December 31, 2008, expenses totaled $395,553, compared to $93,743 for the fiscal year ended December 31,2007. The increase is attributable to expenses relating to the Spin-Off, additional accounting and legal costs, and consulting fees (non-cash compensation).  Provision for income taxes for the fiscal year ended December 31, 2008, was zero, compared to $110,000 for fiscal 2007. The decrease is attributable to the net loss for fiscal 2008.

Results of Discontinued Operations.  Due to the Spin-Off, income from discontinued operations for the fiscal year ended December 31, 2008, was zero, compared to $221,543 for the prior fiscal year.  Also due to the Spin-Off, interest income decreased to zero during the fiscal year ended December 31, 2008, from $42,740 during the prior fiscal year.

Recent Accounting Pronouncements.   For a description of recent accounting pronouncements, see Note 2 in the “Notes to Financial Statements” referenced below in “Item 8. Financial Statements and Supplementary Data.”

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the Index to Financial Statements on page F-1 for a listing of the Company’s financial statements and notes thereto included with this report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no change in accountants during its last two fiscal years.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC. As of December 31, 2008, the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year ended December 31, 2008, the Company’s disclosure controls and procedures are effective in alerting him to material information that is required to be included its SEC filings.

Management’s Annual Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

During the fiscal quarter ended December 31, 2008, there was no information required to be disclosed in a report on Form 8-K that was not so reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.  Set forth below is information regarding the directors and sole officer of the Company. The Company has no employees.

Name	Age	Position(s)

Gregory R. Woodhill	34	Chief Executive Officer, Chief Financial Officer, Secretary and a Director

Michael Chester	30	Director

David S. Hamilton	53	Director

Mr. Woodhill became the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and a director on June 17, 2008.  He has been a sales representative and owner of R.W. Smith & Co., a restaurant equipment, facilities and interior design company headquartered in San Diego, California, since April 2004. From 1999 to 2004, Mr. Woodhill served as a director and casting agent for the Thespyants Theatre Company, a theatre company based in Los Angeles, California. He received his Bachelor of Arts degree in theatre from the University of California at San Diego in 1997 and is currently obtaining his Master of Arts in Counseling Psychology at the University of Santa Monica.

Mr. Chester became a director of the Company on June 17, 2008.  He is the Director of West Coast Promotion for Island Def Jam (part of the Universal Music Group). He has served in this position since 2006 and has been responsible for the promotion and marketing of the label's artists at the top 40 radio format. From 2003 to 2006, Mr. Chester served as Director of West Coast Promotion for Atlantic Records, where he acted in a similar capacity.  From 2000 to 2003, he served as a Local Promotion Manager for Arista Records in both Chicago and New York.

Mr. Hamilton became a director of the Company on June 17, 2008.  He is an attorney who has practiced law in California since 1980, maintaining a private practice in Agoura Hills, California, since 1993. Mr. Hamilton specializes in matters involving securities law, including public and private securities offerings and securities regulation compliance filings. Mr. Hamilton also practices law in the areas of business and corporate law involving a variety of industries. He received a Bachelor of Science degree in biology from the University of California at Los Angeles in 1977 and is a 1980 graduate of the Loyola University School of Law.

Subject to prior resignation or removal, each of the Company's directors serves in that capacity until the next annual meeting of stockholders or until his successor is elected or appointed and duly qualified.  Officers are appointed by the Board of Directors and serve in that capacity until resignation or removal.  There are no arrangements or understandings between any officer or director and any other person pursuant to which he was selected for his office or position and there are no family relationships between any of the Company’s officers and directors.  Within the past five years (i) no petition under the federal bankruptcy laws or any state insolvency law has been filed by or against any officer or director, and no receiver, fiscal agent or similar officer has been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner at or within the two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within the past two years; (ii) no officer or director has been convicted in a criminal proceeding (excluding traffic violations and other minor offenses); (iii) no officer or director has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities (the “Activities”): (A) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (B) engaging in any type of business practice, or (C) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; (iv) no officer or director has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any of the Activities, or to be associated with persons engaged in any of the Activities; (v) no officer or director has been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; and (vi) no officer or director has been  found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.  None of the Company’s directors holds a directorship in (i) any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”) or subject to the requirements of Section 15(d) of the 1934 Act or (ii) any company registered as an investment company under the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance.  During the fiscal year ended December 31, 2008, former significant beneficial shareholder Jensen Development Company and former director Julian D. Jensen each failed to file on a timely basis one report on Form 4 as required by Section 16(a) of the 1934 Act (each report being late with respect to a single transaction).  In addition, it appears that former officer, director and significant beneficial shareholder Gerald. L. Jensen has failed to file a report on Form 4 with respect to a transaction that occurred on June 17, 2008.

Code of Ethics.  The Company has adopted a Code of Ethics and Business Conduct that is applicable to its principal executive officer, principal accounting officer and/or controller, principal financial officer, and any persons performing similar functions. A copy of the Company’s Code of Ethics and Business Conduct is attached as an exhibit to this Form 10-K (see “Item 15. Exhibits, Financial Statement Schedules,” below) and will be provided to any person upon written request sent to the Company at 9903 Santa Monica Blvd, Suite 287, Beverly Hills, California 90212.

Audit Committee.  Croff currently has only a three-person Board of Directors, none of whom is an audit committee financial expert.  Croff is currently a “shell company” (as defined by SEC rules), and so has very simple financial statements.  As a result, it does not require an audit committee financial expert.  The Company does not currently maintain a separate audit committee; instead, the Company’s entire Board of Directors performs any tasks required of that committee when appropriate.

Item 11.	Executive Compensation.

Executive Compensation. The following table sets out the compensation earned during the fiscal years indicated by the persons acting as the Company’s principal executive officer during that fiscal year  (the Company had no officers other than Gregory R. Woodhill at December 31, 2008):

	Fiscal			All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		Total

Gregory R. Woodhill,	2008 (1)	$-0-	$-0-	$2,500		$2,500
Principal Executive Officer

Gerald L. Jensen,	2008 (2)	$1	$-0-	$10,000	(3)	$10,001
Principal Executive Officer
	2007	$54,000	$-0-	$1,620	(4)	$55,620

(1)  Mr. Woodhill became the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and a director on June 17, 2008.  He is not an employee of the Company but receives $500 per month for his services pursuant to a consulting arrangement with the Company.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

(2)   Mr. Jensen resigned from all positions with the Company by June 18, 2008.

(3)   For services as a director.  See “Compensation to Directors,” below.

(4)   Consists of an annual IRA contribution.

At December 31, 2008, there were no outstanding equity awards by the Company to any principal executive officer named above.

Compensation to Directors.  Since June 17, 2008, the Company has not compensated its directors for their services as such.  From January 1, 2008 until June 17, 2008, the Company compensated its directors with the following cash payments:

Name	Amount

Gerald L. Jensen	$10,000
Richard H. Mandel, Jr.	$10,000
Julian D. Jensen	$10,000
Harvey Fenster	$10,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the record ownership of the Company's common stock (the Company's only class of equity securities) as of March 16, 2009 (the latest practicable date) as to (i) each person or entity who owns more than 5% of the Company's common stock, (ii) each person who was the Company’s principal executive officer during the fiscal year ended December 31, 2008, and  (iii) all current officers and directors of the Company as a group:

Name and Address of Owner	Number of Shares Owned (1)	Percent of Class (2)

Terrace Lane, LLC	646,000(3)	63.5%
9200 Sunset Boulevard, 9th Floor
West Hollywood, California 90069

Gerald L. Jensen	-0-	N/A
3773 Cherry Creek Drive North, #1025
Denver, Colorado 80209

Gregory R. Woodhill	-0-	N/A
c/o Croff Enterprises, Inc.
9903 Santa Monica Blvd., Suite 287
Beverly Hills, California 90212

Michael Chester	-0-	N/A
c/o Croff Enterprises, Inc.
9903 Santa Monica Blvd., Suite 287
Beverly Hills, California 90212

David S. Hamilton	-0-	N/A
c/o Croff Enterprises, Inc.
9903 Santa Monica Blvd., Suite 287
Beverly Hills, California 90212

All officers and directors as a group (three persons)	-0-	N/A
____________________
(1)  Except where otherwise noted, to the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

(2)  Based on 1,018,099 shares of common stock outstanding.

(3)  Includes 250,000 shares that are subject to cancellation if certain conditions have not been met by June 17, 2009.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” below.

The Company has no class of non-voting securities presently outstanding and currently has no securities authorized for issuance under any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.  The following is a description of those transactions by the Company in the past two fiscal years or which are presently proposed in which (i) any Company director, officer or greater than 5% shareholder (or a relative or spouse thereof, or any relative of such spouse) has or is to have a direct or indirect interest and (ii) the amount involved exceeds $2,749.

As of June 18, 2008 , the Company and Terrace Lane, LLC (“TL”) entered into an agreement pursuant to which TL is to provide its services to locate one or more potential merger partner(s) for the Company.   For those services, the Company has issued to TL 500,000 shares of restricted common stock; provided, however, that if, by June 17, 2009, TL has not located a potential merger partner that is acceptable to Croff (in its sole and absolute discretion), one-half of those shares will be automatically cancelled.  The agreement terminates on June 17, 2009.   TL is currently the owner of 63.5% of the Company’s outstanding common stock (see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

Pursuant to a verbal agreement, Gregory R. Woodhill is paid $500 per month for acting as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.  The agreement is terminable at any time by either party.

During the fiscal year ended December 31, 2008, the Company paid David S. Hamilton (a director of the Company) $33,000 for legal services with respect to corporate and securities matters, including the preparation of filings with the SEC.

Until June 17, 2008, the Company had an office sharing arrangement with Jenex Petroleum Corporation (“Jenex”), which is owned by Gerald L. Jensen, the Company’s former President.  Pursuant to that arrangement, during 2007 and 2008, the Company paid Jenex for office space and all office services, including rent, phone, office supplies, secretarial space and accounting.  The Company’s expenses for those services were $51,258 in fiscal 2007 and $-0- in fiscal 2008 through the date of termination.

Until June 17, 2008, the Company retained the legal services of Jensen, Duffin, & Dibb, LLP. Julian Jensen, a former director of the Company, is part of that law firm.  Legal fees paid to that law firm were $28,073.83 in fiscal 2007 and $5,052 in fiscal 2008 through the date of termination.

Director Independence.  The Company currently has three directors: Gregory R. Woodhill, Michael Chester and David S. Hamilton.  During fiscal 2008, the Company also had four other directors: Gerald L. Jensen, Richard H. Mandel, Jr., Julian D. Jensen and Harvey Fenster, each of whom resigned from their positions on or prior to June 17, 2008.  The Company does not currently maintain separate audit, nominating or compensation committees.  When necessary, the entire Board of Directors performs the tasks that would be required of those committees.  Because the Company's common stock is quoted on the OTC Bulletin Board, there is no requirement that a majority of its Board of Directors or any committee be “independent” or that it adhere to any particular definition of “independence” with respect to its directors.  The Company has, however, previously adopted the following definition of an independent director: “A director who is not an officer or employee of the Company, is not in a position to exercise control over other directors or shareholders and who holds less than 10% of the voting stock of the Company.”  Based on that definition, two of the Company’s current directors (Michael Chester and David S. Hamilton) are “independent.”

Item 14.	Principal Accounting Fees and Services.

Engagement of Auditor.  The engagement of Ronald R. Chadwick, P.C. (the “Auditor”) as the Company’s independent auditor was approved in 2006 by the Board of Directors upon recommendation by the audit committee; that engagement was then ratified by the Company’s shareholders in December 2006.  The Auditor is registered with the Public Company Accounting Oversight Board.  As described above, the Company does not currently maintain a separate audit committee, with the Company’s entire Board of Directors performing any tasks required of that committee when appropriate.  To date, there has been no need for the Company to establish any pre-approval policies and procedures with respect to the engagement of accountants.

Audit Fees.  The aggregate fees billed in the fiscal years ended December 31, 2008 and 2007, for professional services rendered by the Auditor for the audit of Croff’s annual financial statements and quarterly review of the financial statements included in its Form 10-K or services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year were $15,690 and $14,500, respectively.

Audit-Related Fees. For the fiscal years ended December 31, 2008 and 2007, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”  For the fiscal years ended December 31, 2008 and 2007, Croff was billed a total of $5,000 and $2,375, respectively, by an accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements and general accounting services.

Tax Fees.  For the fiscal years ended December 31, 2008 and 2007, another separate accountant rendered services for tax compliance, tax advice, and tax planning work for which Croff paid $2,500 and $2,300.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following financial statements are filed as part of this report:

Reference is made to the Index to Financial Statements on page F-1 for a listing of the Company’s financial statements and notes thereto included with this report on Form 10-K.

(b)	No financial statement schedules are filed as part of this report.

(c)	The following exhibits are filed as part of this report:

Reference is made to the Exhibit Index on page 15 for a listing of the exhibits included with this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2009	CROFF ENTERPRISES, INC.

By: /s/ GREGORY R. WOODHILL
Gregory R. Woodhill, President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2009	/s/ GREGORY R. WOODHILL
Gregory R. Woodhill, President, Chief Financial
Officer and Director

Dated: March 18, 2009	/s/ DAVID S. HAMILTON
David S. Hamilton, Director

Dated: March 18, 2009	/s/ MICHAEL CHESTER
Michael Chester, Director

EXHIBIT INDEX

Exhibit Number	Description

10	Share Issuance Agreement between the Company and Terrace Lane, LLC dated as of June 18, 2008.

14	Code of Ethics

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

15

INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3
At December 31, 2008

Statements of Operations	F-4
For the Years Ended December 31, 2008 and 2007

Statements of Stockholders’ Equity	F-5
For the Years Ended December 31, 2008 and 2007

Statements of Cash Flows	F-6
For the Years Ended December 31, 2008 and 2007

Notes to Financial Statements	F-7 to F-11

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Croff Enterprises, Inc.
Beverly Hills, California

I have audited the accompanying balance sheets of Croff Enterprises, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Croff Enterprises, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered a loss from operations in 2008 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 12, 2009	RONALD R. CHADWICK, P.C.

CROFF ENTERPRISES, INC.
BALANCE SHEET
DECEMBER 31, 2008

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$54,419	$408,634
Accounts receivable	-	86,730

TOTAL CURRENT ASSETS	54,419	495,634

TOTAL ASSETS	$54,419	$495,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Accounts payable	$3,646	$7,159
Dividends payable	32,076	-
Accrued liabilities	-	70,667

TOTAL LIABILITIES	35,722	77,826

STOCKHOLDERS’ EQUITY

Class A Preferred stock; no par value
Authorized – 10,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.10 per share
Authorized – 50,000,000 shares; 1,017,573 issued and outstanding
(2008) and 620,743 issued and 551,344 outstanding (2007)	101,757	62,064
Additional paid-in capital	495,558	439,615
Treasury stock, at cost – -0- and 69,399 shares, respectively	-	(107,794)
Retained (deficit) earnings	(578,618)	23,653

TOTAL STOCKHOLDERS’ EQUITY	18,697	417,538

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,419	$495,364

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

EXPENSES

General and administrative	$145,553	$93,743
Consulting fees, non-cash compensation	250,000	-

TOTAL EXPENSES	395,553	93,743

(LOSS) FROM OPERATIONS	(395,553)	(93,743)

OTHER INCOME (EXPENSE)
Interest income	-	42,740

OTHER INCOME (EXPENSE)	-	42,740

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(395,553)	(51,001)
Provision for income taxes	-	-

(LOSS) FROM CONTINUING OPERATIONS	(395,553)	(51,001)

DISCONTINUED OPERATIONS
Income discontinued operations	-	331,543
Provision for income taxes	-	(110,000)

INCOME FROM DISCONTINUED OPERATIONS	-	221,543

NET (LOSS)	$(395,553)	$170,542

NET (LOSS) INCOME PER COMMON SHARE
Basic and diluted:
Continuing operations	$(0.45)	$(0.09)
Discontinued operations	-	0.40
Net (loss) income	$(0.45)	$0.31

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted	856,931	551,224

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred B Stock		Common Stock		Additional Paid-in	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2006	540,659	$1,380,387	620,743	$62,074	$155,705	$(107,794)	$196,963	$1,687,335

Preferred stock reallocation	-	343,852	-	-	-	-	(343,852)	-

Contribution to capital, common	-	(283,900)	-		283,900	-	-	-

Preferred redemption	(540,659)	(1,440,339)	-	-	-	-	-	(1,440,339)

Net income for the year ended December 31, 2007	-	-	-	-		-	170,542	170,542

Balance, December 31, 2007	-	-	620,743	$62,074	$439,605	$(107,794)	$23,653	$417,538

Issuance of common stock for deferred consulting fees	-	-	500,000	50,000	200,000	-	-	250,000

Purchase of treasury stock	-	-	-	-		(46,570)	-	(46,570)

Treasury share cancellation	-	-	(103,170)	(10,317)	(144,047)	154,364	-	-

Dividend	-	-	-	-	-	-	(206,718)	(206,718)

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	-	(395,553)	(395,553)

Balance, December 31, 2008	-	$-	1,107,573	$101,757	$495,558	$-	$(578,618)	$18,697

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(395,553)	$170,542
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Income from discontinued operations	-	182,460
Consulting fees, non-cash compensation	250,000	-
Changes in operating assets and liabilities:
Accounts receivable	86,730	(39,843)
Accounts payable	(3,513)	(6,353)
Accrued liabilities	(70,667)	37,292
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(133,003)	344,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations	-	22,756
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	-	22,756

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(174,642)	-
Purchase of treasury stock	(46,570)	-
Discontinued operations		(943,949)
NET CASH (USED) BY FINANCING ACTIVITIES	(221,212)	(943,949)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(354,215)	(577,095)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	408,634	985,729
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$54,419	$408,634

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.             ORGANIZATION AND NATURE OF BUSINESS

General.

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

Restructure of Operations.

In December 2007, Croff transferred its oil and gas assets, related bank accounts, and all related assets and liabilities to a new wholly-owned subsidiary named Croff Oil Company, Inc. (the “Spin-Off”).  All shares of Croff Oil Company, Inc. were then exchanged for Croff’s outstanding Series B preferred shares and the Series B preferred shares were then cancelled.  All of Croff’s oil and gas assets, including perpetual mineral interests, had been pledged to its Series B preferred shareholders at the creation of the Series B preferred class in 1996.  All shareholders of Croff at the date of issuance in 1996 were given an equivalent number of shares of Series B preferred stock, while keeping their common stock.

The Spin-Off occurred approximately three years after Croff’s Board of Directors had determined to review its strategic alternatives with a view to obtain more liquidity for the Company’s two classes of stock and to increase the value to its shareholders.  In the first quarter of 2005, the Board believed the combined value of $2.30 for a common share plus a Series B preferred share did not reflect the total value of the Company.  Therefore, in the fourth quarter of 2007 the Board of Directors set the value of a combined Series B preferred share and a common share at $5.25, allowing shareholders to receive this cash buyout.  Under the Utah Dissenting Shareholder’s Rights Act, Croff’s common and Series B preferred shareholders had the option to receive cash from the Company in exchange for their shares.  Common shares were redeemed at $1.00 per share and Series B preferred shares were redeemed at $4.25 per share.  If a shareholder did not approve of the price, the shareholder was able to propose a different price with justification.  Pursuant to the buyout, 24,030 common shares of Croff were redeemed at $1.00 per share, and an additional 10,415 common shares were redeemed at various prices from $1.00 to $2.70.  In addition, 35,930 shares of Series B preferred stock were redeemed, all for the $4.25 per share price.  As a result of shareholders exercising their rights, the number of outstanding preferred shares was reduced from 551,244 to -0- by December 31, 2007.

Going Concern.

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(395,553) during the year ended December 31, 2008.

The Company is subject to those risks associated with shell companies.  The Company has sustained losses since the Spin-Off and additional debt and equity financing will be required by the Company to fund its activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements.

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), “Business Combinations.”   This Statement replaces FASB Statement No. 141, “Business Combinations.”  This   Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement No. 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS No. 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement No. 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company is currently evaluating Statement No. 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.   The Company is currently evaluating Statement No. 161 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 162 - In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America.  This Statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411,“The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not believe the implementation of this Statement will have a material impact on its consolidated financial statements.

Fair value of financial instruments.

The carrying amounts of financial instruments including cash and cash equivalents, marketable equity securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as of December 31, 2008 and 2007.

Concentrations of credit risk.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions.  At times during the year, the balance at any one financial institution may exceed FDIC limits.

Stock options and warrants.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” related to its stock options and warrants.  Since December 2001, the Company has had no outstanding stock options or warrants.

Cash equivalents.

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Income taxes.

The provision for income taxes is based on earnings reported in the financial statements.  Deferred income taxes are provided using a liability approach based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Net income.

In accordance with the provisions of SFAS No. 128, “Earnings per Share,” basic income per common share amounts were computed by dividing net income after deduction of the net income attributable to the Company’s Series B preferred shares by the weighted average number of common shares outstanding during the period.  Diluted income per common share assumes the conversion of all securities that are exercisable or convertible into either Series B preferred shares or common shares that would dilute the basic earnings per common share during the period.

Use of estimates.

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

3.             INCOME TAXES

The provisions for income taxes from operations consist of the following:

	2008	2007
Current tax expense	$-	$110,000
Deferred income tax expense	-	-
	$-	$110,000

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2008	2007
United States statutory rate	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55	2.55
	36.55%	36.55%

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

At December 31, 2008 and 2007, total deferred tax assets, liabilities and valuation allowance are as follows:

Deferred tax assets resulting from:
	2008	2007
Net operating loss carry forwards	$145,000	$-
Less valuation allowance	(145,000)	-
	$-	$-

A 100% valuation has been established against the deferred tax assets, as utilization of the net operating and capital loss carry forwards cannot be reasonably assured.

4.             BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share information is based on the weighted average number of shares of common stock outstanding during each year, approximately 888,503 shares in 2008, and 551,244 shares in 2007.

5.             DISCONTINUED OPERATIONS

As of December 31, 2007, pursuant to a plan adopted by the Company’s shareholders, the Company had transferred its oil and gas operations to a company owned by the holders of the Company’s Series B preferred shares.  The effect of those discontinued operations on the Company is included in the Schedule of Discontinued Operations as of December 31, 2007, set out below:

SCHEDULE OF DISCONTINUED OPERATIONS
For the year ended December 31, 2007

Revenues
Oil and natural gas sales	$876,505
Other income (lease payments)	--
876,505

Expenses
Lease operating expense including production taxes	267,328
Proposed drilling program	--
General and administrative	78,140
Overhead expense, related party	27,258
(Gain) loss on sale of assets	108,489
Accretion expense	7,157
Depletion and depreciation	56,610
544,963
Income from discontinued operations	331,591

Provision for income taxes	110,000

Net income from discontinued operations	$221,543

6.             RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, the Company issued 500,000 shares of common stock valued at $250,000 to Terrace Lane LLC for services rendered.  Terrace Lane LLC is a majority shareholder in the Company.

During the year ended December 31, 2008, the Company paid David Hamilton $33,000 for legal services rendered.  Mr. Hamilton is a director of the Company.

7.            TREASURY STOCK CANCELLATION

During the year ended December 31, 2008, the Company cancelled 103,107 treasury shares with a cost value of $154,364.  Due to a lack of record availability as to the original sales price of the treasury shares, all amounts over par value of $10,317, being $144,047, have been recorded as a reduction to paid in capital.