Form 10-Q
period 2009-03-31
CROFF ENTERPRISES INC
filed 2009-04-29
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). YES [_]  NO [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).  YES [X]  NO [_]

As of April 28, 2009, the registrant had outstanding 1,018,099 shares of its $.10 par value common stock (its only class of common stock).

CROFF ENTERPRISES, INC.

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Page

Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	3 – 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 4. Controls and Procedures.	11

PART II - OTHER INFORMATION

Item 6. Exhibits.	11

Signatures	12

Certifications	Attached

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

(The financial statements commence on the following page.)

CROFF ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,953	$54,419
TOTAL CURRENT ASSETS	27,953	54,419

TOTAL ASSETS	$27,953	54,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$6,213	$3,646
Dividends payable	32,076	32,076

TOTAL LIABILITIES	38,289	35,722

STOCKHOLDERS’ EQUITY

Class A Preferred stock; no par value
Authorized – 10,000,000 shares
Issued and outstanding – 0 shares	-	-
Common stock, par value $0.10 per share
Authorized – 50,000,000 shares; 1,017,573 issued and outstanding	101,757	101,757
Additional paid-in capital	495,558	495,558
Retained (deficit) earnings	(607,651)	(578,618)

TOTAL STOCKHOLDERS’ EQUITY	(10,336)	18,697

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,953	$54,419

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

EXPENSES

General and administrative	$29,033	$35,122
Consulting fees, non-cash compensation	-	-

TOTAL EXPENSES	29,033	35,122

(LOSS) FROM OPERATIONS	(29,033)	(35,122)

OTHER INCOME (EXPENSE)
Interest income	-	2,441

OTHER INCOME (EXPENSE)	-	2,441

(LOSS) FROM BEFORE INCOME TAXES	(29,033)	(32,681)
Provision for income taxes	-	-

NET (LOSS)	$(29,033)	$(32,681)

NET (LOSS) INCOME PER COMMON SHARE
Basic and diluted:	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	1,107,573	521,979

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	1,107,573	$101,757	$495,558	$(578,618)	$18,697

Net (loss) for the three months
Ended March 31, 2009	-	-	-	(29,033)	(29,033)

Balance, March 31, 2009	1,107,573	$101,757	$495,558	$(607,651)	$(10,336)

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(29,033)	$(32,682)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	18,556
Accounts payable	2,567	8,341
Accrued liabilities	-	(2,055)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(26,466)	(7,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(39,810)
NET CASH (USED) BY FINANCING ACTIVITIES	-	(39,810)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(26,466)	(47,650)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF
THE PERIOD	54,419	408,634
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$27,953	$360,984

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

1.          ORGANIZATION AND NATURE OF BUSINESS

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

Going Concern.

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(29,033) during the three months ended March 31, 2009.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Croff Enterprises, Inc. (“Croff’ or the “Company”) was incorporated in Utah in 1907.  Due to the Spin-Off (as described below), the Company currently has no business operations or revenue source and has reduced its operations to a minimal level (although  it continues to file reports required under the Securities Exchange Act of 1934).   As a result, the Company is a “shell company” under the rules of the Securities and Exchange Commission (the “SEC”).  As of March 31, 2009, the Company had available cash and cash equivalents of $27,953, which it believes will provide funding for its minimal operations until approximately December 31, 2009.  During that period, it is expected that the Company’s management will seek opportunities for a merger or other business combination with a privately-held operating company (on terms that may or may not be favorable to the Company's existing shareholders).  Should the Company exhaust its available funds before a merger or other business combination is completed and be unable to obtain additional funds from the sale of debt or equity securities and/or other financing sources (again on terms that may or may not be favorable to the Company's existing shareholders), it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.

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

The Spin-Off occurred approximately three years after Croff’s Board of Directors had determined to review its strategic alternatives with a view to obtain more liquidity for the Company’s two classes of stock and to increase the value to its shareholders.  In the first quarter of 2005, the Board believed the combined value of $2.30 for a common share plus a Series B preferred share did not reflect the total value of the Company. Therefore, in the fourth quarter of 2007 the Board of Directors set the value of a combined Series B preferred share and a common share at $5.25, allowing shareholders to receive this cash buyout.  Under the Utah Dissenting Shareholder’s Rights Act, Croff’s common and Series B preferred shareholders had the option to receive cash from the Company in exchange for their shares.  Common shares were redeemed at $1.00 per share and Series B preferred shares were redeemed at $4.25 per share. If a shareholder did not approve of the price, the shareholder was able to propose a different price with justification.  Pursuant to the buyout, 24,030 common shares of Croff were redeemed at $1.00 per share, and an additional 10,415 common shares were redeemed at various prices from $1.00 to $2.70.  In addition, 35,930 shares of Series B preferred stock were redeemed, all for the $4.25 per share price. As a result of shareholders exercising their rights, the number of outstanding common shares was reduced from 551,244 to 516,799 by March 31, 2008.

Liquidity and Capital Resources.

At March 31, 2009, the Company had assets of $27,953 and current assets totaled $27,953 compared to current liabilities of $38,289. At March 31, 2008, the Company had assets of $429,158 and current assets totaled $429,158 compared to current liabilities of $84,112. During the three month period ended March 31, 2009, net cash used by operations totaled $26,466, as compared to cash provided by operations of $7,840 during the three months ended March 31, 2008.  All of those changes are due to the Spin-Off, which left the Company with no active business in 2008. The Company had no short-term or long-term debt outstanding at March 31, 2009.  During the three months ended March 31, 2008, the Company purchased 33,245 shares of its common stock at a cost of $39,810; all purchased shares were included in the Company’s treasury stock at March 31, 2008.

Results of Operations  - Three months ended March 31, 2009, compared to three months ended March 31, 2008.

The Company had a net loss for the three months ended March 31, 2009, which totaled $29,033 compared to a net loss of $32,682 for the same period in 2008.  As a result of the Spin-Off, there was no income in the three months ended March 31, 2009 or 2008.

General and administrative expense, for the three months ended March 31, 2009, totaled $29,033 compared to $35,122 for the same period in 2008. This cost included the costs of the audit, expenses relating to the division of the Company, and additional accounting and legal costs.  Provision for income taxes for the three months ended March 31, 2009 and 2008, was zero.

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

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in its filings with  the SEC is recorded, processed, summarized and reported within the time periods required by the SEC. As of March 31, 2009, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended March 31, 2009, the Company’s disclosure control and procedures are effective in alerting him to material information that is required to be included its SEC filings.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.     Exhibits.

The following Exhibits are attached hereto:

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2009	CROFF ENTERPRISES, INC.

By /s/ GREGORY R. WOODHILL
Gregory R. Woodhill, President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.