Form 10-Q
period 2009-06-30
CROFF ENTERPRISES INC
filed 2009-07-10
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). YES ☐  NO ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).  YES ☒  NO ☐

As of July 7, 2009, the registrant had outstanding 1,018,099 shares of its $.10 par value common stock (its only class of common stock).

CROFF ENTERPRISES, INC.

INDEX TO INFORMATION INCLUDED IN THE QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

(The financial statements commence on the following page.)

CROFF ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$8,071	$54,419

TOTAL CURRENT ASSETS	8,071	54,419

TOTAL ASSETS	$8,071	$54,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$500	$3,646
Dividends payable	32,076	32,076

TOTAL LIABILITIES	32,576	35,722

STOCKHOLDERS’ EQUITY
Class A Preferred stock; no par value Authorized – 10,000,000 shares Issued and outstanding – 0 shares	-	-
Common stock, par value $0.10 per share Authorized – 50,000,000 shares; 1,017,573 issued and outstanding	101,757	101,757
Additional paid-in capital	495,558	495,558
Retained (deficit) earnings	(621,820)	(578,618)

TOTAL STOCKHOLDERS’ EQUITY	(24,505)	18,697

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,071	$54,419

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

EXPENSES

General and administrative	$14,169	$55,453	$43,202	$90,575
Consulting fees, non-cash compensation	-	250,000	-	250,000

TOTAL EXPENSES	14,169	305,453	43,202	340,575

(LOSS) FROM OPERATIONS	(14,169)	(305,453)	(43,202)	(340,575)

OTHER INCOME (EXPENSE)
Interest income	-	988	-	3,429

OTHER INCOME (EXPENSE)	-	988	-	3,429

(LOSS) BEFORE INCOME TAXES	(14,169)	(304,465)	(43,202)	(337,146)
Provision for income taxes	-	-	-	-

NET (LOSS)	$(14,169)	$(304,465)	$(43,202)	$(337,146)

NET (LOSS) INCOME PER COMMON SHARE
Basic and diluted:	$(0.01)	(0.44)	(0.04)	(0.52)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	1,017,573	686,677	1,017,573	653,710

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	1,107,573	$101,757	$495,558	$(578,618)	$18,697

Net (loss) for the six months
Ended June 30, 2009	-	-	-	(43,202)	(43,202)

Balance, June 30, 2009	1,107,573	$101,757	$495,558	$(621,820)	$(24,505)

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(43,202)	$(337,146)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Consulting fees, non-cash compensation	-	250,000
Changes in operating assets and liabilities:
Accounts receivable	-	86,730
Accounts payable	(3,146)	5,274
Accrued liabilities	-	(70,667)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(46,348)	(65,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-	(174,642)
Purchase of treasury stock	-	(46,570)
NET CASH (USED) BY FINANCING ACTIVITIES	-	(221,212)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(46,348)	(287,021)
CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	54,419	408,634
CASH AND CASH EQUIVALENTS
AT THE END OF THE PERIOD	$8,071	$121,613

The accompanying notes are an integral part of the financial statements

CROFF ENTERPRISES, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

1.          ORGANIZATION AND NATURE OF BUSINESS

Croff Enterprises, Inc. (“Croff’ or the “Company”) was incorporated in Utah in 1907.  Due to the Spin-Off (as described below), the Company currently has no business operations or revenue source and has reduced its operations to a minimal level (although it continues to file reports required under the Securities Exchange Act of 1934).   As a result, the Company is a “shell company” under the rules of the Securities and Exchange Commission (the “SEC”).  During that period, it is expected that the Company’s management will seek opportunities for a merger or other business combination with a privately-held operating company (on terms that may or may not be favorable to the Company's existing shareholders).  Should the Company exhaust its available funds before a merger or other business combination is completed and be unable to obtain additional funds from the sale of debt or equity securities and/or other financing sources (again on terms that may or may not be favorable to the Company's existing shareholders), it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events” below regarding a pending transaction involving the Company.

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

Going Concern.

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(43,202) during the six months ended June 30, 2009.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Croff Enterprises, Inc. (“Croff’ or the “Company”) was incorporated in Utah in 1907.  Due to the Spin-Off (as described below), the Company currently has no business operations or revenue source and has reduced its operations to a minimal level (although it continues to file reports required under the Securities Exchange Act of 1934).   As a result, the Company is a “shell company” under the rules of the Securities and Exchange Commission (the “SEC”).  As of June 30, 2009, the Company had available cash and cash equivalents of $8,071 which it believes will provide funding for its minimal operations until approximately December 31, 2009.  During that period, it is expected that the Company’s management will seek opportunities for a merger or other business combination with a privately-held operating company (on terms that may or may not be favorable to the Company's existing shareholders).  Should the Company exhaust its available funds before a merger or other business combination is completed and be unable to obtain additional funds from the sale of debt or equity securities and/or other financing sources (again on terms that may or may not be favorable to the Company's existing shareholders), it is expected that the Company will be required to discontinue operations entirely, seek protection under federal bankruptcy laws, or both.  See “Subsequent Events” below regarding a pending transaction involving the Company.

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

Liquidity and Capital Resources.

At June 30, 2009, the Company had assets of $8,071 and current assets totaled $8,071 compared to current liabilities of $32,576. At June 30, 2008, the Company had assets of $121,613 and current assets totaled $121,613 compared to current liabilities of $44,509. During the six month period ended June 30, 2009, net cash used by operations totaled $46,348, as compared to cash used by operations of $65,809 during the six months ended June 30, 2008.  All of those changes are due to the Spin-Off, which left the Company with no active business in 2008. The Company had no short-term or long-term debt outstanding at June 30, 2009.  During the six months ended June 30, 2008, the Company purchased 33,245 shares of its common stock at a cost of $46,570; all purchased shares were included in the Company’s treasury stock at June 30, 2008.

Results of Operations  - Three months and six months ended June 30, 2009, compared to three months and six months ended June 30, 2008.
The Company had a net loss for the three months ended June 30, 2009, which totaled $14,169 compared to $304,465 for the same period in 2008. As a result of the Spin-Off, there was only interest income in the three months ended June 30, 2008.

General and administrative expense, for the three months ended June 30, 2009, totaled $14,169 compared to $55,453 for the same period in 2008. This cost included the costs of the audit, expenses relating to the division of the company, and additional accounting and legal costs.  During the three months ended June 30, 2008, the Company issued 500,000 shares of its common stock valued at $2.00 per share based on the fair market value in payment of consulting fees and recorded an expense of $250,000. Provision for income taxes for the three months ended June 30, 2009 and 2008, was zero.

The Company had a net loss for the six months ended June 30, 2009, which totaled $43,202 compared to a $337,146 for the same period in 2008.  As a result of the Spin-Off, there was only interest income in the six months ended June 30, 2008.

General and administrative expense, for the six months ended June 30, 2009, totaled $43,202 compared to $90,575 for the same period in 2008. This cost included the costs of the audit, expenses relating to the division of the company, and additional accounting and legal costs. During the six months ended June 30, 2008, the Company issued 500,000 shares of its common stock valued at $2.00 per share based on the fair market value in payment of consulting fees and recorded an expense of $250,000. Provision for income taxes for the six months ended June 30, 2009 and 2008, was zero.

Subsequent Events.

On July 6, 2009, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with America’s Minority Health Network, Inc. (“AMHN”), and two of its principal shareholders.  AMHN is a development stage company that is engaged in providing direct-to-consumer television programming in medical offices that are focused on delivering health care to members of African-American communities and other minorities located across the United States.  The Company and AMHN expect to complete the merger of AMHN into a wholly-owned subsidiary of the Company by July 31, 2009.  Upon completion of the merger, AMHN will become a wholly-owned subsidiary of the Company, the shareholders of AMHN will become the Company’s dominant shareholders, and the business and operations of AMHN will become the business and operations of the Company.  Completion of the merger is subject to further due diligence, confirmation of representations and warranties and various other standard conditions to closing. As a result, no assurance can be given that the merger will be completed.  A copy of the Merger Agreement is attached to the Company’s Current Report on Form 8-K dated July 7, 2009 (as Exhibit 2.01), and the description of the transaction set forth herein is qualified in its entirety by reference to that agreement.

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

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC. As of June 30, 2009, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter ended June 30, 2009, the Company’s disclosure control and procedures are effective in alerting him to material information that is required to be included its SEC filings.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.     Exhibits.

The following Exhibits are attached hereto:

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROFF ENTERPRISES, INC.

Dated: July 10, 2009	By:	/s/ GREGORY R. WOODHILL
Gregory R. Woodhill,
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.