Form 10-Q
period 2009-09-30
AMHN, Inc.
filed 2009-11-16
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-16731

AMHN, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Utah	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 North First Street, Suite 104, Burbank, California 91502	(424) 239-6781
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

345 North Maple Drive, Suite 208, Beverly Hill, CA 90210

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of November 16, 2009 was 15,665,210.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the period from April 2, 2009 (inception) through September 30, 2009 and for the three months ended September 30, 2009	4

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the period from January 1, 2008 through September 30, 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows for the period from April 2, 2009 (inception) through September 30, 2009	6

Notes to Condensed Consolidated Financial Statements	7

AMHN, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

September 30, 2009
ASSETS
Current Assets:
Cash	$19,825
Prepaid expenses	61,500

Total current assets	81,325

Fixed Assets:
Site equipment, net of accumulated depreciation of $19,250	299,250

Other Assets:
Segment library, net of accumulated amortization of $10,667	309,333

Total assets	$689,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$233,950
Promissory notes payable - related parties	300,000
Other current related party liabilities	700

Total current liabilities	534,650

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock - par value $0.10; 50,000,000 shares authorized; 15,665,210 shares issued and outstanding at September 30, 2009	1,566,521
Additional paid in capital	—
Accumulated deficit	(1,411,263)

Total stockholders’ equity (deficit)	155,258

Total liabilities and stockholders’ equity (deficit)	$689,908

AMHN, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD APRIL 2, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2009 AND

THREE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	For the Period April 2, 2009 through September 30, 2009	For the Three Months Ended September 30, 2009
Operating Revenues	$—	$—

Cost of Revenue	—	—

Gross Profit	—	—

Operating expenses:
Sales and operating costs	102,975	91,559
Professional fees	61,530	32,490
Consulting services	797,421	330,753
General and administration	28,054	7,416
Depreciation and amortization	29,917	26,126

Total operating expense	1,019,897	488,344

Operating loss	(1,019,897)	(488,344)

Other income and (expense)
Interest expense	(3,333)	(2,916)

Total other income (expense)	(3,333)	(2,916)

Loss before taxes	(1,023,230)	(491,260)

Provision for income taxes	—	—

Net loss	$(1,023,230)	$(491,260)

Earnings Per Share, Basic and Diluted:

Net (loss)	$(0.17)	$(0.04)

Weighted Average Number of Shares Outstanding (Post-Split)	5,951,846	11,655,566

AMHN, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2008 TO SEPTEMBER 30, 2009

(UNAUDITED)

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2008	620,743	$62,074	$439,605	$(107,794)	$23,653	$417,538

Issuance of common stock for deferred consulting fees	500,000	50,000	200,000	—	—	250,000

Purchase of treasury stock	—	—	—	(46,570)	—	(46,570)

Treasury shares cancellation	(103,170)	(10,317)	(144,047)	154,364		—

Dividend	—	—	—	—	(206,719)	(206,719)

Net loss	—	—	—	—	(395,552)	(395,552)

Balance, December 31, 2008	1,017,573	101,757	495,558	—	(578,618)	18,697

Effect of merger and recapitalization pursuant to execution of Security Exchange Agreement	14,197,637	1,419,764	(563,058)	—	190,585	1,047,291

Stock issued for services	450,000	45,000	67,500	—	—	112,500

Net loss	—	—	—	—	(1,023,230)	(1,023,230)

Balance, September 30, 2009	15,665,210	$1,566,521	$—	$—	$(1,411,263)	$155,258

AMHN, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD APRIL 2, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2009

(UNAUDITED)

September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,023,230)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	19,250
Amortization of intangible assets	10,666
Shares issued for services	579,168
Liabilities assumed in reverse merger with Croff	42,079
Effect of recapitalization	(100,679)
Changes in assets and liabilities:
Accounts payable and accrued expenses	191,871

Net cash flows used in operating activities	(280,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of site equipment	(350,000)
Purchase of segments for library	(350,000)

Net cash flows used in investing activities	(700,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	300,700
Proceeds from issuance of common shares	700,000

Net cash flows provided by financing activities	1,000,700

Increase in cash	19,825
Cash, beginning of period	—

Cash, end of period	$19,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—

Cash paid for income taxes	$—

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2008 Form 10-K filed with the SEC on March 18, 2009 and our Form 8-K filed with the SEC on July 30, 2009, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated in Utah in 1907 under the name Croff Mining Company (“Croff”). The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, Croff’s operations consisted entirely of oil and natural gas production. Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level, although it continued to file reports required under the Securities Exchange Act of 1934. As a result of the spin-off, Croff was a “shell company” under the rules of the Securities and Exchange Commission (“SEC”).

On July 6, 2009, Croff entered into an Agreement and Plan of Reorganization (the “Agreement”) with AMHN Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of Croff (“Merger Sub”), America’s Minority Health Network, Inc., a Delaware corporation (“America’s Minority Health Network”) and the major shareholders of the America’s Minority Health Network (the “Major Shareholders”). The terms of the Agreement provide for (i) the transfer of 100% of the issued and outstanding shares of common stock of America’s Minority Health Network in exchange for the issuance to the shareholders of American’s Minority Health Network of an aggregate of 13,693,689 shares of common stock of Croff (the “Croff Common Stock”) at a conversion ratio where one share of America’s Minority Health Network is converted into 13,693.689 shares of Croff; (ii) the resignations of Croff’s officers and directors prior to the consummation of the Agreement and the election and appointment of officers and directors as directed by America’s Minority Health Network; and (iii) America’s Minority Health Network to become a wholly owned subsidiary of Croff. A full description of the terms of the Agreement (the “Transaction”) is set forth in the Agreement as filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2009.

On July 27, 2009, the Closing Date of the Transaction pursuant to the terms and conditions of the Agreement, Croff acquired 100% of the issued and outstanding shares of America’s Minority Health Network in exchange for the issuance of an aggregate of 13,693,689 shares of Croff Common Stock. In accordance with the provisions of this triangulated merger, Merger Sub merged with and into America’s Minority Health Network as of the Effective Date of the Agreement, as that term is defined therein. Upon consummation of the Agreement and all transactions contemplated therein, the separate existence of Merger Sub ceased, Croff became the surviving parent corporation, and America’s Minority Health Network became its wholly owned subsidiary (the “Company’s subsidiary”).

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

As a result of the Transaction, Croff ceased being a shell company. The sole business of Croff became that of its operating subsidiary, America’s Minority Health Network, Croff experienced a change in control and the former shareholders of America’s Minority Health Network acquired control of the Company. For accounting purposes, the Transaction was treated as a reverse merger. As a result of the Transaction, the figures contained in the financial statements are those of America’s Minority Health Network, the operating company.

On September 11, 2009, the Company’s Board of Directors approved an agreement with Global Arena Capital Corp. (the “Global Agreement”) through which Global Arena Capital Corp. (“Global”) would serve as the Company’s exclusive placement agent in an attempt to raise up to five million dollars ($5,000,000) through the offer and sale by the Company of its securities. Under a related private placement memorandum (“PPM”), the Company is offering twenty-five (25) units for the purchase price of two hundred thousand dollars ($200,000) each. Each unit consists of 200,000 shares of the Company’s Common Stock and a detachable, transferable Warrant to purchase 70,000 shares of the Company’s Common Stock. The Warrant is exercisable in whole or in part during the five-year period following issuance at an exercise price of $1.10 per share. The Warrant is subject to adjustment upon any recapitalization of the Company, the reclassification, subdivision or combination of the Company’s Common Stock, the payment of stock dividends or distributions, and upon any merger or consolidation of the Company The Common Stock and Warrant is subject to a Lock-Up Agreement which terminates twelve (12) months from the subscription date. After the expiration of the Lock-Up Agreement, the Warrant may be exercised on a cashless basis. The offering will be open for a period of sixty (60) days and may be extended for an additional sixty (60) days.

Upon execution of the Global Agreement, the Company agreed to pay a retainer to Global through the issuance of 76,075 Warrants exercisable for one cent ($0.01) which represented one half of one percent (.50%) of the currently issued and outstanding shares of Common Stock of the Company. The Warrants have not yet been issued. The five-year Warrant will be non-redeemable and will contain provisions for proportional adjustments in the number of Warrants for dividends, distributions, subdivisions, combinations, mergers, consolidations, and sale of assets. As cash compensation, Global will receive fees at closing in an amount equal to ten percent (10%) of the gross amount of the Company’s securities sold through the offering and a three percent (3%) non-accountable expense allowance.

Upon the closing of the PPM, the Company shall sell to Global five-year Warrants for a purchase price of one cent ($0.01) per Warrant, in an amount equal to ten percent (10%) of the amount of the same securities purchased by investors in the offering with an exercise price equal to the purchase price of the restricted securities paid by the investors in the offering. The five-year Warrants will be non-redeemable and will contain provisions for proportional adjustments in the number of Warrants for dividends, distributions, subdivisions, combinations, mergers, consolidations, and sale of assets. Under the terms of the Warrant, if the Company is acquired or is the subject of a merger or other business combination, in exchange for the aforementioned Warrants, Global will receive an amount equal to ten percent (10%) of the cash or securities or other legal consideration received by the investors in this offering.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Use of proceeds from the offering will be used for capital expenditures to place viewing systems in an additional 900 locations and pay for content creation for one year. It will also be used for working capital including network maintenance, general and administrative expenses, professional services, and sales and marketing. As of this filing, no funds have been generated through the offering.

Neither the shares of Common Stock nor the Warrants issued under the offering have been registered under the Securities Act or the securities laws of any state, and such securities are being offered and sold in reliance on exemptions from the registration requirements of such laws, which depend in part, on the intent of the investors in the offering not to make a distribution of such securities.

On September 14, 2009, the Company changed its name to AMHN, Inc. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis. The Company’s office is located at 100 North First Street, Suite 104, Burbank, California 91502.

On September 25, 2009, the Company’s Board of Directors approved the redomicile of the corporation from Utah to Nevada and the AMHN, Inc. 2009 Long Term Incentive Compensation Plan. Shareholders must approve both actions.

The Company’s subsidiary is a place-based provider of digital video education for medical practices who primarily service minorities. Research has shown that due to socioeconomic and sociopolitical issues, African-Americans suffer from exceptionally high mortality and morbidity rates. Lack of proper healthcare education has been cited as one of the factors leading to higher health risks for the African-American community. The Company’s subsidiary provides a digital platform to increase African-American health education awareness that can increase the longevity and well-being of African-American men and women, while providing relevant advertising of related products. The Company’s subsidiary has created a viable solution to meet the needs of physicians who are constantly searching for ways to better inform their patients and for advertisers that are searching for ad space to communicate specific products to African-Americans.

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently, 135 offices have subscribed to the service with one hundred (100) offices live and receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and since that time has an accumulated deficit of $1,441,263 through September 30, 2009 and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the Company’s ability to obtain necessary equity financing to continue operations.

The Company’s operating business has had very little operating history to date, however is not currently in the development stage. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

Besides generating revenues from proposed operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Fixed Assets

The Company prepays for equipment and installation of sites. As the sites are installed and commissioned, the cost of the sites is moved from the prepaid asset into fixed assets at a useful life of 3 years and stated at cost, less accumulated depreciation. Depreciation commences on the first day of the month following the installation of the sites and is calculated using the straight-line

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets (Continued)

method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company has 91 sites commissioned live as of September 30, 2009. Depreciation of $19,250 was calculated through September 30, 2009.

Recoverability of Long-Lived Assets

Although the Company does not have any long-lived assets at this point, for any long-lived assets acquired in the future the Company will review their recoverability on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired; the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Stock-Based Compensation

The Company adopted the provisions of ASC 718-10 “Share Based Payments”. The adoption of this principle had no effect on the Company’s operations.

ASC 718-10 requires recognition of stock-based compensation expense for all share-based payments based on fair value.

The Company has elected to use the modified-prospective approach method. Stock-based compensation expense for all awards granted is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period. At no time has the Company issued common stock for a period that exceeds one year.

Segment Library

The segment library is reflected as intangible assets on the accompanying condensed consolidated balance sheet with a useful life of 5 years. These costs represent the production costs relating to producing the segments that will be presented in the professional offices. Production costs of the segments that have not been placed into service are reflected as prepaid production costs. Upon the segments being placed into service, the Company transfers these costs to the segment library. Management has determined the life of the segment library to be 5 years. Of the $350,000 in costs incurred by the Company, $31,500 represent costs for segments not placed in service and $318,500 for segments placed into service. The Company amortizes the segments commencing on the first day of the month following the segments placed into service. Amortization expense for the period April 2, 2009 (Inception) through September 30, 2009 is $10,667.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.

Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Revenue Recognition

The Company will generate revenue from the sale of advertising spots on its network. The revenue will be recognized in the month in which the spots run.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. The following is a reconciliation of the computation for basic and diluted EPS.

September 30, 2009
Net loss	$(1,023,230)

Weighted-average common shares outstanding (Basic)	5,951,846

Weighted-average common stock equivalents
Stock options	-0-
Warrants	-0-

Weighted-average common shares outstanding (Diluted)	5,951,846

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management will evaluate their tax positions on an annual basis.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Issued Accounting Standards (Continued)

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted and the ASC is to be applied prospectively only. Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Issued Accounting Standards (Continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through November 13, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 10,000,000 shares of no par value preferred stock authorized. No preferred shares have been issued.

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock at $0.10 par value per share (“Common Stock”) and as of September 30, 2009 has 15,665,210 shares of Common Stock issued and outstanding.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock (Continued)

On July 27, 2009, as part of the acquisition of the Company’s subsidiary, the Company:

(i)	effected a forward stock split on a basis of 3:1 which increased the issued and outstanding shares of Common Stock from 1,017,573 to 3,052,719,

(ii)	accepted from a shareholder the surrender of and canceled 1,935,000 shares of Common Stock which were returned to the Company’s authorized but unissued shares,

(iii)	issued 403,802 shares to the same shareholder who surrendered the above-mentioned shares, and

(iv)	issued 13,693,689 shares of its Common Stock to the shareholders of America’s Minority Health Network in exchange for 100% of the shares of America’s Minority Health Network.

On September 28, 2009, the Company issued 450,000 shares of stock valued at $112,500 in exchange for consulting services.

Included in accounts payable and accrued expenses are $153,000 of accrued consulting services that are anticipated to be paid for by the issuance of 510,000 shares of common stock in the fourth quarter of 2009.

2009 Long Term Incentive Compensation Plan

On September 25, 2009, the Company’s board of directors approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (the “Plan”) containing one million shares that may be issued to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company. The Plan must be ratified by the Company’s shareholders prior to the next annual meeting of shareholders. In conjunction with approval of the Plan and after ratification of the Plan by the Company’s shareholders, the Company’s board of directors approved the granting of non-qualified stock options (the “Options”) to officers and employees of the Company for an aggregate of 900,000 underlying shares. The exercise price of the Options will be fixed at $0.30 per share with the underlying shares vesting at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary dates of the grant. The Options expire five (5) years from the date that the Options are fully vested. None of these options have been issued as of September 30, 2009.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Warrant(s) to Purchase Common Stock

A summary of the Company’s Warrant(s) and related information follows as of September 30, 2009 follows:

	Number of Shares Under Warrant(s)	Range of Warrant(s) Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2008	-0-	$-0-	$-0-
Granted(1)	76,075	0.01	0.01
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at September 30, 2009	76,075	$0.01	$0.01

(1)	Granted and accrued for but not issued.

The valuation methodology used to determine the fair value of the Warrant(s) issued was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the Warrant(s).

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrant(s) and is calculated by using the average daily historical stock prices through the day preceding the grant date. Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

The weighted average fair value of Warrant(s) granted and the assumptions used in the Black-Scholes-Merton model during the nine months ended September 30, 2009 are set forth in the table below.

Weighted average fair value of Warrant(s) granted	$0.30
Risk-free interest rate	0.98%
Volatility	129.39%
Expected life	2
Dividend yield	0.00%

Included in accounts payable and accrued expenses are $22,138 of accrued professional fees that reflects the value of the 76,075 Warrant(s).

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company’s subsidiary has an unsecured loan payable outstanding with Seatac Digital Resources, Inc. (“Seatac”), the Company’s systems integrator and shareholder. Seatac provided necessary working capital of $700 for the Company in their initial period to assist them in the payment of certain payables. There is no interest on this unsecured loan which is due on demand and is presented as a current liability on the balance sheet.

On June 1, 2009, the Company’s subsidiary entered into a demand promissory note with Seatac for $100,000 (the “June Demand Note”). The June Demand Note accrues interest at five percent (5%) per annum. Interest has been expensed and accrued as a current liability.

On July 21, 2009, the Company’s subsidiary entered into a demand promissory note with Seatac for $100,000 (the “July Demand Note”). The July Demand Note accrues interest at five percent (5%) per annum. Interest has been expensed and accrued as a current liability.

On September 2, 2009, the Company’s subsidiary entered into a demand promissory note with Seatac for $100,000 (the “September Demand Note”). The September Demand Note accrues interest at five percent (5%) per annum. Interest has been expensed and accrued as a current liability.

The Company has accrued $3,333 of interest expense on these notes through September 30, 2009.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On May 1, 2009, the Company’s subsidiary entered into an Installation and Remote Transfer Testing Project Management and Service Agreement (“Service Agreement”) and a License Agreement (“License Agreement”) with Seatac, for an initial term of five (5) years. The Service Agreement provides that (i) Seatac, directly and through sub-contractors, will produce, license and supply certain goods and services as described therein, (ii) Seatac will provide certain goods and services to facilitate the installation and operation of a media information display network within professional offices located in the United States and Canada, and (iii) Seatac will supply the goods and services purchased by the Company’s subsidiary and that the Company’s subsidiary agrees to purchase and accept the licenses on the terms and conditions set forth in the Service Agreement.

The License Agreement grants Seatac the right to license the software, as defined therein. Seatac will provide the licensee with use of its software components, including the server software, and the software media player that will drive one or more displays and connect back to the server. The fees for the license include (i) an initial one-time fee of $500 for the remote transfer set up, (ii) hardware and installation fees of $3,500 per site, and (iii) a standard remote transfer license fee of $87 per unit per month.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 6 – PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. As of September 30, 2009, there is no provision for income taxes, current or deferred.

At September 30, 2009, deferred tax assets consist of the following:

Net operating losses	$479,829

Valuation allowance	(479,829)

$-0-

At September 30, 2009, the Company had a net operating loss carryforward in the amount of $1,411,263, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended September 30, 2009 is summarized as follows:

2009
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	3.3
Valuation allowance	30.7

0%

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2009, the Company’s Board of Directors approved an Investor Relations Consulting Agreement with Alliance Advisors, LLC (the “Agreement”). The twelve-month Agreement calls for cash payments of $5,000 per month for months 1-3, $6,000 per month for months 4-6, and $7,000 per month for the remaining six (6) months. In addition to the cash payments, the Agreement calls for the issuance of 125,000 restricted shares of the Company’s Common Stock during the first thirty days of the Agreement with an additional 125,000 restricted shares of the Company’s Common Stock after the successful completion of the first six (6) months of service. The Company issued the first 125,000 shares called for in the Agreement on October 20, 2009.

On October 7, 2009, the Company’s subsidiary entered into a demand promissory note with Seatac for $100,000 (the “October Demand Note”) with the first installment of $50,000 paid on October 7, 2009 and the second installment of $50,000 paid on October 22, 2009. The October Demand Note accrues interest at five percent (5%) per annum. Interest will be expensed and accrued as a current liability.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 7 – SUBSEQUENT EVENTS (Continued)

On November 1, 2009, Seatac provided a commitment for funding in the form of short term loans that in the aggregate amount up to $500,000 to cover operations of the Company’s subsidiary. Seatac previously provided a funding commitment for $500,000 under which it has funded $400,000 to date through short-term loans.

On November 4, 2009, the Company’s subsidiary entered into a demand promissory note with Seatac for $100,000 (the “November Demand Note”). The November Demand Note accrues interest at five percent (5%) per annum. This note is part of the $400,000 already funded by Seatac on their first $500,000 loan commitment.

On November 13, 2009, the Company relocated its principal offices to 100 North First Street, Suite 104, Burbank, California 91502 where it subleases 2,010 square feet of furnished office space. As a condition of the sublease, the Subleasor required that Seatac be listed as a co-Sublessee with the Company’s subsidiary. The one-year and eleven and one-half month lease, expiring on October 31, 2011, was guaranteed by Seatac and calls for base lease payments of $4,905 per month. The Company paid $22,352 to cover a security deposit of $14,800 and rent from November 26 through December 31, 2009. Rent expense, excluding taxes, by year for term of this sublease is as follows: 2009-$7,357; 2010-$58,859; and 2011-$49,049.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s consolidated financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2009 and our Form 8-K filed with the SEC on July 30, 2009, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

The Company was incorporated in Utah in 1907 under the name Croff Mining Company (“Croff”). The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, Croff’s operations consisted entirely of oil and natural gas production. Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level, although it continued to file reports required under the Securities Exchange Act of 1934. As a result of the spin-off, Croff was a “shell company” under the rules of the Securities and Exchange Commission (“SEC”).

On July 6, 2009, Croff entered into an Agreement and Plan of Reorganization (the “Agreement”) with AMHN Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of Croff (“Merger Sub”), America’s Minority Health Network, Inc., a Delaware corporation (“America’s Minority Health Network”) and the major shareholders of the America’s Minority Health Network (the “Major Shareholders”). The terms of the Agreement provide for (i) the transfer of 100% of the issued and outstanding shares of common stock of America’s Minority Health Network in exchange for the issuance to the shareholders of American’s Minority Health Network of an aggregate of 13,693,689 shares of common stock of Croff (the “Croff Common Stock”) at a conversion ratio where one share of America’s Minority Health Network is converted into 13,693.689 shares of Croff; (ii) the resignations of Croff’s officers and directors prior to the consummation of the Agreement and the election and appointment of officers and directors as directed by America’s Minority Health Network; and (iii) America’s Minority Health Network to become a wholly owned subsidiary of Croff. A full description of the terms of the Agreement (the “Transaction”) is set forth in the Agreement as filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2009.

On July 27, 2009, the Closing Date of the Transaction pursuant to the terms and conditions of the Agreement, Croff acquired 100% of the issued and outstanding shares of America’s Minority Health Network in exchange for the issuance of an aggregate of 13,693,689 shares of Croff Common Stock. In accordance with the provisions of this triangulated merger, Merger Sub merged with and into America’s Minority Health Network as of the Effective Date of the Agreement, as that term is defined therein. Upon consummation of the Agreement and all transactions contemplated therein, the separate existence of Merger Sub ceased, Croff became the surviving parent corporation, and America’s Minority Health Network became its wholly owned subsidiary (the “Company’s subsidiary”). As a result of the Transaction, Croff ceased being a shell company. The sole business of Croff became that of its operating subsidiary, America’s Minority Health Network, Croff experienced a change in control and the former shareholders of America’s Minority Health Network acquired control of the Company. For accounting purposes, the Transaction was treated as a reverse merger.

On September 11, 2009, the Company’s Board of Directors approved an agreement with Global Arena Capital Corp. (the “Global Agreement”) through which Global Arena Capital Corp. (“Global”) would serve as the Company’s exclusive placement agent in an attempt to raise up to five million dollars ($5,000,000) through the offer and sale by the Company of its securities. Under a related private placement memorandum (“PPM”), the Company is offering twenty-five (25) units for the purchase price of two hundred thousand dollars ($200,000) each. Each unit consists of 200,000 shares of the Company’s Common Stock and a detachable, transferable Warrant to purchase 70,000 shares of the Company’s Common Stock. The Warrant is exercisable in whole or in part during the five-year period following issuance at an exercise price of $1.10 per share. The Warrant is subject to adjustment upon any recapitalization of the Company, the reclassification, subdivision or combination of the Company’s Common Stock, the payment of stock dividends or distributions, and upon any merger or consolidation of the Company. The Common Stock and Warrant are subject to a Lock-Up Agreement which terminates twelve (12) months from the subscription date. After the expiration of the Lock-Up Agreement, the Warrant may be exercised on a cashless basis. The offering will be open for a period of sixty (60) days and may be extended for an additional sixty (60) days.

Upon execution of the Global Agreement, the Company agreed to pay a retainer to Global through the issuance of 76,075 Warrants exercisable for one cent ($0.01) which represented one half of one percent (.50%) of the currently issued and outstanding shares of Common Stock of the Company. The Warrants have not yet been issued. The five-year Warrants will be non-redeemable and will contain provisions for proportional adjustments in the Warrants for dividends, distributions, subdivisions, combinations, mergers, consolidations, and sale of assets. As cash compensation, Global will receive fees at closing in an amount equal to ten percent (10%) of the gross amount of the Company’s securities sold through the offering and a three percent (3%) non-accountable expense allowance.

Upon the closing of the PPM, the Company shall sell to Global five-year Warrants for a purchase price of one cent ($0.01) per Warrant, in an amount equal to ten percent (10%) of the amount of the same securities purchased by investors in the offering with an exercise price equal to the purchase price of the restricted securities paid by the investors in the offering. The five-year Warrants will be non-redeemable and will contain provisions for proportional adjustments in the Warrants for dividends, distributions, subdivisions, combinations, mergers, consolidations, and sale of assets. . Under the terms of the Warrants, if the Company is acquired or is the subject of a merger or other business combination, in exchange for the aforementioned Warrants, Global will receive an amount equal to ten percent (10%) of the cash or securities or other legal consideration received by the investors in this offering.

Use of proceeds from the offering will be used for capital expenditures to place viewing systems in an additional 900 locations and pay for content creation for one year. It will also be used for working capital including network maintenance, general and administrative expenses, professional services, and sales and marketing. As of this filing, no funds have been generated through the offering.

Neither the shares of Common Stock nor the Warrants issued under the offering have been registered under the Securities Act or the securities laws of any state, and such securities are being offered and sold in reliance on exemptions from the registration requirements of such laws, which depend in part, on the intent of the investors in the offering not to make a distribution of such securities.

On September 14, 2009, the Company changed its name to AMHN, Inc. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis. The Company’s office is located at 100 North First Street, Suite 104, Burbank, California 91502.

On September 23, 2009, the Company’s Board of Directors approved the redomicile of the corporation from Utah to Nevada and the AMHN, Inc. 2009 Long Term Incentive Compensation Plan. Shareholders must approve both actions.

The Company’s subsidiary is a place-based provider of digital video education for medical practices who primarily service minorities. Research has shown that due to socioeconomic and sociopolitical issues, African-Americans suffer from exceptionally high mortality and morbidity rates. Lack of proper healthcare education has been cited as one of the factors leading to higher health risks for the African-American community. The Company’s subsidiary provides a digital platform to increase African-American health education awareness that can increase the longevity and well-being of African-American men and women, while providing relevant advertising of related products. The Company’s subsidiary has created a viable solution to meet the needs of physicians who are constantly searching for ways to better inform their patients and for advertisers that are searching for ad space to communicate specific products to African-Americans.

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently, 135 offices have subscribed to the service with one hundred (100) offices live and receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

The Company’s Common Stock trades on the Over-the-Counter Bulletin Board under symbol “AMHN.”

Recent Events

On October 1, 2009, the Company’s Board of Directors approved an Investor Relations Consulting Agreement with Alliance Advisors, LLC (the “Agreement”). The twelve-month Agreement calls for cash payments of $5,000 per month for months 1-3, $6,000 per month for months 4-6, and $7,000 per month for the remaining six (6) months. In addition to the cash payments, the Agreement calls for the issuance of 125,000 restricted shares of the Company’s Common Stock during the first thirty days of the Agreement with an additional 125,000 restricted shares of the Company’s Common Stock after the successful completion of the first six (6) months of service. The Company issued the first 125,000 shares called for in the Agreement on October 20, 2009.

On October 7, 2009, the Company’s subsidiary entered into a demand promissory note with Seatac Digital Resources, Inc., a strategic vendor and principal shareholder of the Company (“Seatac”), for $100,000 (the “October Demand Note”) with the first installment of $50,000 paid on October 7, 2009 and the second installment of $50,000 paid on October 22, 2009. The October Demand Note accrues interest at five percent (5%) per annum. Interest will be expensed and accrued as a current liability.

On November 1, 2009, Seatac provided a commitment for funding in the form of short term loans that in the aggregate amount up to $500,000 to cover operations of the Company’s subsidiary. Seatac previously provided a funding commitment for $500,000 under which it has funded $400,000 to date through short-term loans.

On November 4, 2009, the Company’s subsidiary entered into a demand promissory note with Seatac for $100,000 (the “November Demand Note”). The November Demand Note accrues interest at five percent (5%) per annum. This note is part of the $400,000 already funded by Seatac on their first $500,000 loan commitment.

On November 13, 2009, the Company relocated its principal offices to 100 North First Street, Suite 104, Burbank, California 91502 where it subleases 2,010 square feet of furnished office space. As a condition of the sublease, the Subleasor required that Seatac be listed as a co-Sublessee with the Company’s subsidiary. The one-year and eleven and one-half month lease, expiring on October 31, 2011, was guaranteed by Seatac and calls for base lease payments of $4,905 per month. The Company paid $22,352 to cover a security deposit of $14,800 and rent from November 26 through December 31, 2009. Rent expense, excluding taxes, by year for term of this sublease is as follows: 2009-$7,357; 2010-$58,859; and 2011-$49,049.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results for the period from inception (April 2, 2009) through September 30, 2009

Revenues and Cost of Revenues

AMHN had no revenue or cost of revenues during the above referenced period.

Sales and Operating Expenses

AMHN’s sales expenses consisted of travel expenses, attendance at selected conferences, and mailing expenses while our operating expenses consisted of costs associated with service and maintenance of the programming provided via broadband delivery to subscribing offices. Sales and operating expenses for the above referenced period were $102,975.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $887,005.

Results for the three month period ending September 30, 2009

Revenues and Cost of Revenues

AMHN had no revenue or cost of revenues during the above referenced period.

Sales and Operating Expenses

AMHN’s sales expenses consisted of travel expenses, attendance at selected conferences, and mailing expenses while our operating expenses consisted of costs associated with service and maintenance of the programming provided via broadband delivery to subscribing offices. Sales and operating expenses for the above referenced period were $91,559.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $370,659.

Liquidity and Capital Resources

As of September 30, 2009, AMHN’s cash balance was $19,825. Outstanding debt as of September 30, 2009 totaled $534,650 including $300,700 in loans from related parties. The Company’s working capital deficit as of September 30, 2009 was $453,325.

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations.

As further discussed in the “Recent Events” section herein, the Company received a second funding commitment letter for up to $500,000 from Seatac. The Company has received $400,000 under the previous funding commitment letter from Seatac, however the funding commitment letters are non-binding and there is no guarantee that the funds will be received by the Company. Should funding from both commitment letters be received by the Company, we would have sufficient financial resources to continue our business plan for an additional six (6) months.

As further discussed in the “Overview” section herein, the Company has engaged Global Arena Capital Corp. to serve as the Company’s exclusive placement agent in an attempt to raise up to $5,000,000 through the offer and sale of the Company’s securities. There is no guarantee that the maximum amount offered under this offering, or any funds at all, will be raised. Should the funding be successful and all units be sold for the maximum offering amount of $5,000,000, the Company would have sufficient financial resources to be able to place viewing systems in a total of 1,000 locations and be able to pay for content creation for one (1) year in addition to network maintenance, general and administrative expenses, professional services, and sales and marketing.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Mr. Robert Cambridge, the Company’s Chief Executive Officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Cambridge, the Company’s Chief Executive Officer, and Donald R. Mastropietro, the Company’s Chief Financial Officer, have evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, they concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three-month period ending September 30, 2009, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended September 30, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors, which are described in more detail in our Form 8-K filed with the SEC on July 30, 2009. See also “Caution Regarding Forward Looking Statements” within this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2009, as part of the acquisition of the Company’s subsidiary, the Company:

(i)	Issued 2,035,146 shares of its Common Stock pursuant to a forward stock split on a basis of 3:1,

(ii)	Issued 13,693,689 shares of its Common Stock to the shareholders of America’s Minority Health Network in exchange for 100% of their ownership in America’s Minority Health Network, and

(iii)	Issued 403,802 shares of its Common Stock to a former shareholder of the Company issued in conjunction with the acquisition of America’s Minority Health Network.

On September 25, 2009, the Company’s board of directors approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (the “Plan”) containing one million shares that may be issued to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company. The Plan must be ratified by the Company’s shareholders prior to the next annual meeting of shareholders. In conjunction with approval of the Plan and after ratification of the Plan by the Company’s shareholders, the Company’s board of directors approved the granting of non-qualified stock options (the “Options”) to officers and employees of the Company for an aggregate of 900,000 underlying shares. The exercise price of the Options will be fixed at $0.30 per share with the underlying shares vesting at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary dates of the grant. The Options expire five (5) years from the date that the Options are fully vested. None of these options have been issued as of September 30, 2009.

On September 11, 2009, the Company granted 76,075 warrants to purchase common stock of the Company (the “Warrants”) for professional fees valued at $22,138, which was included in accounts payable and accrued expense. It is anticipated that the Warrants will be issued in the fourth quarter of 2009. The valuation methodology used to determine the fair value of these Warrants was the Black-Scholes-Merton option-pricing model.

On September 28, 2009, the Company issued 450,000 shares of stock valued at $112,500 in exchange for consulting services.

Included in accounts payable and accrued expenses are $153,000 of accrued consulting services that are anticipated to be paid for by the issuance of 510,000 shares of common stock in the fourth quarter of 2009.

The 13,693,689 shares issued to the shareholders of America’s Minority Health Network, the 403,802 shares issued to the former shareholder, and the 450,000 shares issued for consulting services were issued with a restrictive legend that the shares had not been registered under the Securities Act of 1933. Of the 2,035,146 shares issued pursuant to the aforementioned Forward Split, 1,316,200 shares were issued with a restrictive legend that the shares had not been registered under the Securities Act of 1933. The shares issued in exchange to the shareholders of America’s Minority Health Network were issued pursuant to the exemption from registration provided by Regulation D of the Securities Act and Section 4(2) of the Securities Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 14, 2009, a majority of the Company’s shareholders voted to change the name of the Company from Croff Enterprises, Inc. to AMHN, Inc.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date	Description

3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)*

10.1	June 1, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000*

10.2	July 21, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000*

10.3	August 2, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000*

10.4	September 11, 2009	Agreement with Global Arena Capital Corp.*

10.5	October 7, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000*

10.6	November 1, 2009	Seatac Digital Resources, Inc. Funding Commitment*

10.7	November 4, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000*

10.8	November 13, 2009	Standard Sublease with Peterson and Bradford, LLP*

31.1	November 16, 2009	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	November 16, 2009	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	November 16, 2009	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	November 16, 2009	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 16, 2009

AMHN, INC.

By:	/S/ ROBERT CAMBRIDGE
Robert Cambridge
Chief Executive Officer

By:	/S/ DONALD R. MASTROPIETRO
Donald R. Mastropietro
Chief Financial Officer