Form 10-K
period 2009-12-31
AMHN, Inc.
filed 2010-03-17
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.: 000-16731

AMHN, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0233535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North First Street, Suite 104, Burbank, CA 91502

(Address of principal executive offices)

Registrant’s telephone number, including area code: (424) 239-6781

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.10

(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 11, 2010 is $4,288,386 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 17, 2010 was 15,790,210.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “AMHN,” or “our Company” refers to AMHN, Inc., a Utah corporation, and unless otherwise specified, includes its wholly owned subsidiary, America’s Minority Health Network, Inc. (“America’s Minority Health Network” or the “Company’s subsidiary”).

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others: (i) the development and launching of our network, (ii) acceptance of our network by physicians who treat African-American patients, (iii) our ability to attract advertisers who want to purchase advertising space on our programming, and (iv) our ability to continue our relationships with our strategic vendors. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (“the Commission”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report. This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future. The discussion represents only the best assessment of management.

(Remainder of page intentionally left blank.)

PART I

ITEM 1.	BUSINESS.

The Company was incorporated in Utah in 1907 under the name Croff Mining Company (“Croff”). The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, Croff’s operations consisted entirely of oil and natural gas production. Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level, although it continued to file reports required under the Securities Exchange Act of 1934. As a result of the spin-off, Croff was a “shell company” under the rules of the Commission. After completion of subsequent transactions as described below, the Company changed its name to AMHN, Inc. on September 14, 2009.

On July 6, 2009, Croff entered into an Agreement and Plan of Reorganization (the “Agreement”) with AMHN Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of Croff (“Merger Sub”), America’s Minority Health Network, Inc., a Delaware corporation (“America’s Minority Health Network”) and the major shareholders of the America’s Minority Health Network (the “Major Shareholders”). The terms of the Agreement provide for (i) the transfer of 100% of the issued and outstanding shares of common stock of America’s Minority Health Network in exchange for the issuance to the shareholders of American’s Minority Health Network of an aggregate of 13,693,689 shares of common stock of Croff (the “Croff Common Stock”) at a conversion ratio where one share of America’s Minority Health Network is converted into 13,693.689 shares of Croff; (ii) the resignations of Croff’s officers and directors prior to the consummation of the Agreement and the election and appointment of officers and directors as directed by America’s Minority Health Network; and (iii) America’s Minority Health Network to become a wholly owned subsidiary of Croff. A full description of the terms of the Agreement (the “Transaction”) is set forth in the Agreement as filed as an exhibit to the Report on Form 8-K filed with the Commission on July 10, 2009.

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

Prior to the Closing, America’s Minority Health Network received a letter from Seatac Digital Resources, Inc., offering funding or commitments for funding in the form of short term loans that in the aggregate may amount up to $500,000 to cover operations of American’s Minority Health Network for six (6) months. Through Seatac Digital Resources, Inc., a strategic vendor and principal shareholder (“Seatac”), America’s Minority Health Network obtained (i) a $100,000 loan through the issuance of a five-percent (5%) promissory note due on demand (the “Note”), and (ii) a letter of commitment for an additional loan of up to $500,000 (“Commitment Letter”), as noted above. The Note and Commitment Letter were attached as exhibits to the Current Report on Form 8-K filed with the Commission on July 29, 2009 and are incorporated herein by reference. Subsequently, Seatac provided to America’s Minority Health Network the additional $500,000 funding referenced in the loan commitment.

On September 11, 2009, the Company’s Board of Directors approved an agreement with Global Arena Capital Corp. (the “Global Agreement”) through which Global Arena Capital Corp. (“Global”) would serve as the Company’s exclusive placement agent in an attempt to raise up to five million dollars ($5,000,000) through the offer and sale by the Company of its securities. Under a related private placement memorandum (“PPM”), the Company offered twenty-five (25) units for the purchase price of two hundred thousand dollars ($200,000) each (the “Offering”). Each unit consisted of 200,000 shares of the Company’s Common Stock and a detachable, transferable Warrant to purchase 70,000 shares of the Company’s Common Stock. The Warrant was exercisable in whole or in part during the five-year period following issuance at an exercise price of $1.10 per share. The Offering period was for sixty (60) days and could be extended for an additional sixty (60) day period. No funds were raised under the Offering and the Offering was not extended.

Upon execution of the Global Agreement, the Company agreed to pay a retainer to Global through the issuance of 76,075 Warrants exercisable for one cent ($0.01) which represented one half of one percent (0.50%) of the then issued and outstanding shares of Common Stock of the Company. The Warrants were accounted for in the third quarter of 2009, but have not yet been issued. The Warrants have not been registered under the Securities Act or the securities laws of any state, and such securities will be issued in reliance upon exemptions from the registration requirements of such laws, which depend in part, on the intent of the warrant holder not to make distribution of such securities.

On September 14, 2009, the Company changed its name to AMHN, Inc. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis. The Company’s office is located at 100 North First Street, Suite 104, Burbank, California 91502.

On September 23, 2009, the Company’s Board of Directors approved the redomicile of the Company from Utah to Nevada; however the Company’s shareholders have not yet approved the action. On the same date, the Company’s Board of Directors approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan which is not yet effective and must be approved by the Company’s shareholders by the next annual meeting.

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

On November 1, 2009, Seatac provided a second commitment for funding in the form of short term loans that in the aggregate amount up to $500,000 to cover operations of the Company’s subsidiary. Subsequently, Seatac provided $150,000 to the Company’s subsidiary under the funding commitment. On March 10, 2010, Seatac provided a third commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses. To date, no loans have been provided under the March Loan Commitment.

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

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently, 157 offices have subscribed to the service with 131 offices live and receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

The Company’s Common Stock trades on the Over-the-Counter Bulletin Board under symbol “AMHN.”

Overview of Operating Business

As of July 27, 2009, the Closing Date of the above-described Agreement, our Company’s sole business became that of our subsidiary, America’s Minority Health Network. America’s Minority Health Network is a place-based provider of digital video education for medical practices who primarily service minorities. Research has shown that due to socioeconomic and sociopolitical issues, African-Americans suffer from exceptionally high mortality and morbidity rates. Lack of proper healthcare education has been cited as one of the factors leading to higher health risks for the African-American community. America’s Minority Health Network provides a digital platform to increase African-American health education awareness that can increase the longevity and well-being of African-American men and women, while providing relevant advertising of related products. America’s Minority Health Network has created a viable solution to meet the needs of physicians who are constantly searching for ways to better inform their patients and for advertisers that are searching for ad space to communicate specific products to African-Americans.

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently, 157 offices have subscribed to the service with 131 offices live and receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

America’s Minority Health Network offers an innovative African-American education tool for doctors to use in promoting the health and welfare of the African-American community. Programming is viewed in the doctor’s reception area and designed to encourage minority patients to seek further information on the programming and advertising from their healthcare provider. The engaging programming creates awareness about preventative health care measures while educating African-Americans on specific minority related issues and illnesses.

Programming is delivered in high definition using the existing high-speed Internet connection in each subscribing physician’s office. The programming is broadcast on a 32” LCD monitor and digital media server provided by us free of charge. Segments are broadcast on state-of-the-art equipment with full audio/video and on-screen subtitles in either English or Spanish. The digital media system is installed and maintained by us at no charge to participating offices. The digital system is programmed to coincide with office hours. Our network is advertiser-supported which enables us to offer a complimentary three-year subscription to physician’s offices. The subscription includes installation and servicing of the equipment and periodically updated programming for the three-year term.

America’s Minority Health Network currently has 157 locations installed or under contract for installation, and 41 programming segments are being distributed to the installed offices via our broadband delivery system. All content, scripts and advertisements will be selected and reviewed for relevancy and accuracy by our medical advisory board we are forming. Scripts are sent to our production vendor for creation of programming and final insertion of educational segments and advertisements.

Advertisers are assured that our advertising model fulfills the following important expectations for maximizing return on their investment:

a)	Frequency of Program Exposure – Each advertisement runs once per hour per spot purchased. Every hour has 22 available commercial spots along with 22 billboard ads (12 minutes of advertising). With each spot purchased, we offer a free billboard advertisement in the opposing half hour, assuring exposure to every viewer within the average waiting time.

b)	Point of Care – Advertising on our network is targeted specifically to patients at a time when they are waiting for healthcare and generally more willing to listen, comprehend and consider healthcare issues and health related products. Patients’ increased awareness and interest can translate into more in-depth conversations with their personal doctors.

c)	Captive Targeted Audience – We provide a captive, targeted audience comprised of African-Americans who are unable to ad skip or channel surf through commercials. Advertisers are able to generate highly effective ads due to the niche specific audience demographic.

d)	Perceived Recommendations – Advertising viewed in the waiting room may instinctively be perceived to be endorsed by the patient’s most trusted healthcare advisor—their own doctor. For this reason, we plan for all advertising on our network to be rigorously scrutinized by our medical advisory board prior to being presented to the patient.

e)	Programming Surveys – Programming is streamed directly to the medical office waiting room via broadband Internet and displayed on a digital flat screen, 32” viewing system equipped with a digital player. As advertisers require that demographic reporting be accessible at any time, the system includes real-time monitoring to provide (i) hours of programming viewed per day, (ii) segments broadcast, and (iii) advertising displayed. This reporting provides advertisers with the confidence that the product message is reaching their targeted audience.

Benefits to the Medical Practice

Our network reaches African-Americans during a receptive time when information gathered from programming and advertising is directed to a patient who is more responsive to the recommendations of their healthcare provider and who is open to scheduling additional services. Our network’s system also enhances the aesthetics of the waiting rooms while providing detailed and relevant educational programming.

Benefits to African-American Patients

Our network educates African-American patients in an engaging and informative manner. We encourage patients to ask their healthcare provider questions about their personal healthcare including minority specific illnesses and issues. Patients better understand standards of care, resulting in more effective healthcare communication with their healthcare provider and African-American patients benefit from top quality products and medical services promoted on America’s Minority Health Network.

Benefits to Sponsors and Advertisers

Our network offers a rare and valuable opportunity to present the advertiser’s product in a controlled environment outside of the home, free from distractions and remote controls. We provide a credible environment where consumer purpose, programming content and advertiser message meet and interact. The advertiser’s message carries an implied recommendation of the viewer’s personal doctor or healthcare provider. Our captive audience is unable to ad skip or channel surf through commercial air time and already has an emotional connection to the message due to the targeted material and the environment.

Overview of Digital Signage Industry

The cornerstone of America’s Minority Health Network’s operation model is the digital signage network. Wikipedia defines digital signage as “a form of electronic display that shows information, advertising or other images and is usually located in public and private environments like retail stores and corporate offices. Advertising using digital signage is a form of Out-of-Home advertising in which content and messages are displayed on digital signs with a common goal of delivering targeted messages to specific locations at specific times. The benefits of digital signage over traditional static signs are that the content can be exchanged more easily, animations can be shown, and the signs can be adapted to the context and audience. Digital signage also offers superior return on investment compared to traditional printed signs.”

Some of the places that digital signage is used today include:

•	Airports, train and bus stations to keep travelers up-to-date on arrival and departure times while providing an advertising vehicle for on-premise shops and restaurants.

•	Waiting rooms, including other non-niche related spaces like medical offices, dental offices, veterinarian offices, and associated testing labs.

•	Retail spaces to communicate with customers about in-store specials, to direct customers to other parts of the store, to manage traffic and hotspots, and to convey brand messages.

•	Banks to display interest rates and key product information including lifestyle messages and branding.

•	Casinos and entertainment venues to create a customer experience that is consistent with the ambiance and atmosphere of excitement.

It is important to understand that digital signage is increasingly becoming the venue of media advertising as it effectively addresses five key areas: (i) place, (ii) time, (iii) audience, (iv) content, and (v) cost/benefit analysis.

•

Place: Because the specific location of each of our network displays is known, this information can be leveraged to deliver more appropriate and relevant content to the particular office location. Content can then be strategically created with this in mind to help maximize our advertisers’ return on investment.

•

Time: Our network is controlled by a remote computer system and content is ‘served’ to the player and screen. Understanding the average doctors’ office waiting time enables us to carefully divide content into 22 spots per hour.

•

Audience: Understanding the time/place of our African-American audience niche, demographic and psychographic information can be well specified. This allows for highly relevant “narrowcasting” that enables our advertisers to better connect with the audience.

•

Content: Having dynamic, digital, full-motion audio/video content has numerous advantages over other forms of advertising. Compared to print, the content creation and distribution is far more rapid and less costly. Additionally, the content can be customized and tailored “on-the-fly” to each display device separately. Finally, the medium allows for various types of media to be displayed including, video, billboard/display, animation, and text messages.

•

Cost/Benefit Analysis: Until very recently, the idea of deploying a flat screen (or a network of flat screens) simply wasn’t viable or cost effective. Screens were too expensive, too big, and had too short a lifespan. The meager and anemic Return on Investment (ROI) would not justify the time and expense. The LCD/Plasma revolution changed the rules. Screens are now so affordable they can rival the printing costs of static posters. They are thin, lightweight, and are capable of being mounted on a wall, which means CRT monitors hanging on ceiling mounts are a thing of the past. Screens can communicate with computer networks and download new content via broadband Internet, eliminating the days where employees hand delivered VCR tapes to players.

One of the major decisions that digital signage networks are faced with has to do with connectivity, or how the screens in the network are going to be connected. With widespread distribution and availability of broadband Internet access, the popular choice to date has been the use of a hard-wired Intranet system similar to a local area network (LAN) in an office environment. All screens are connected using CAT5 Ethernet cables (now with a Wi-Fi-option) and have direct access to the Internet.

Strategic Vendors

We have outsourced our system integration, network management, and content creation through strategic relationships with highly experienced out-of-home (OOH) network industry experts including Seatac Digital Resources, Inc. and Saddle Ranch Productions, Inc. These companies are principal shareholders of the Company, each owning 26.02% of our outstanding shares of Common Stock and an executive from each Company serves as a member of our Company’s board of directors. Although these companies are principal shareholders and service providers, the Company is not dependent on either of them for the continuation of its business as the services these companies provide could be contracted elsewhere.

Seatac Digital Resources, Inc.

Seatac Digital Resources, Inc., a Delaware corporation (“Seatac”), is an experienced integrator in the healthcare based OOH network space. Seatac has installed more than 5,000 screens in medical offices around the United States and is the system integrator for KidCARE Medical Television Network, Inc., Women’s HealthCARE Television Network, Inc., and PetCARE Television Network, Inc., networks with a similarly based subscription and advertising supported network directed to a niche market. Seatac not only provides our system integration, but also our network management and maintenance support. Seatac is responsible for procuring all equipment, kitting hardware packages, and handling shipping and installation logistics. Once the hardware installation is complete, Seatac becomes responsible for our total network management and overall functionality of our network.

Through our association with Seatac, our network is provided the following unique features:

•	Web browser based operation

•	Easily scalable from 10 to 10,000+ media players

•	Superb network monitoring leading to high reliability and lowest total cost of ownership

•	Highly secure architecture

•	On screen sophisticated interactive play-list editor

•	Content management and distribution

•	Digital asset management

•	Reporting and market analysis

•	Support for synchronized screens

•	Central, regional or local content distribution support

We pay Seatac a service and maintenance fee of $87 per location per month. To date, 131 locations have been installed and are currently running programming with an additional 26 offices under contract.

In May 2009, America’s Minority Health Network paid Seatac $350,000 for equipment for its first 100 locations at $3,500 each. From June 1, 2009 to date, Seatac loaned America’s Minority Health Network an aggregate of $750,000 for working capital, as discussed herein under “Certain Relationships and Related Transactions and Director Independence”.

Saddle Ranch Productions, Inc.

Saddle Ranch Productions, Inc., located in Los Angeles, California (“Saddle Ranch”), is a leading content provider for the medical OOH network space. Saddle Ranch has extensive experience creating content for OOH networks including the programming for KidCARE Medical Television Network, Inc., Women’s HealthCARE Television Network, Inc., and PetCARE Television Network, Inc. Saddle Ranch has produced an extensive library of almost 500 programming segments for OOH networks as well as long and short commercial spots.

We have an agreement with Saddle Ranch to provide us cost efficient services as our content creator.

In May 2009, America’s Minority Health Network paid Saddle Ranch $350,000 to cover the production of the first 35 programming segments. To date, 41 segments have been produced and delivered. Each segment costs us $10,000 and has a running time of approximately five (5) to eight (8) minutes.

Content Categories

Current and future segments covering various African-American health related issues are as follows:

ADHD	Health Insurance
Allergies and Asthma	Heart Disease
Alzheimer’s	Hepatitis
Arthritis	HIV/AIDS
Avoiding Heart Attacks	Hygiene & Infectious Disease
Breast Cancer	Immunizations
Cardiovascular Disease	Kidney Disease
Caregivers	Metabolic Syndrome
Cholesterol	Middle-Age Lifestyles
Clinical Trials	Migraines
Cold and Flu	Nutrition and Vitamins
Colon Cancer	Obesity
Congestive Heart Failure	Oral Care
Cosmetic Surgery	Osteoporosis
Depression	Pregnancy
Diabetes	Respiratory Ailments (with allergies)
Erectile Dysfunction	Respiratory Ailments (without allergies)
Family Planning	Sickle Cell Disease
Fitness and Exercise	Skin Care
Foot Care	Sleep Deprivation
GERD (Acid Reflux Disease)	Smoking Cessation
Glaucoma	Stroke
Health and Wellness

Marketing Strategy

The OOH network industry is rapidly becoming the most effective platform for new media advertising. PQ Media, the leading provider of alternative media research, forecasted that domestic OOH network spending will grow at a compound annual rate of 12.9% from 2007 to 2012. The creation of the DVR has negatively affected the power of the advertising dollar. Consumers no longer serve as captive audience members and, therefore, traditional media outlets such as television and radio are less attractive to brands and ad agencies. In order to gain a better return on investment from each advertising dollar, agencies and brands are searching for creative ways to reach consumers. America’s Minority Health Network will provide both a captive audience to advertisers and an African-American niche specific customer base that, until now, has been difficult to reach.

America’s Minority Health Network is the first OOH digital network company to focus its efforts on the niche specific African-American market. We recognize the need in the African-American community for minority specific health information and the desire of the advertising agencies to find an outlet to reach African-American consumers. We provide a digital platform to increase African-American health education awareness while providing relevant advertising that may increase the longevity and well-being of African-American men and women. We plan to market to doctors currently serving the African-American community and to advertising agencies and brand representatives focused specifically on marketing products to the African-American niche market. We believe our marketing plan will position our network as the leader in the minority OOH network space.

America’s Minority Health Network’s comprehensive marketing plan has already generated significant interest for the network during preliminary beta testing. The two core components of our plan that will contribute to our success are subscription sales and advertising sales. We recruit new medical office locations through our subscription sales department. Our advertising sales department is responsible for selling ad space and sponsorships on our network.

Subscription Sales

According to the 2005 Health Affairs Study conducted by the Center for Studying Health System Change in Washington, D.C., there are approximately 30,000 physicians nationwide with a predominantly African-American patient base. We believe we can provide a strategic solution for them to increase revenue and reduce costs. The three ways that these doctors can increase revenue are to (i) service more patients, (ii) sell more services to patients that they already serve, or (iii) charge more per patient. We believe our network’s system will be welcomed in their offices because it provides much-needed educational services to African-American patients, increases the doctor’s professional image, and produces benefits with no out-of-pocket costs from the doctors. Our educational programming’s focus and niche- specific product advertising will assist in increasing the number of services and products that patients become aware of and consume. Doctors will benefit financially from an increase in patient education as an informed patient is more inclined to be receptive to additional services.

Using a proprietary database, our subscription sales arm tailors its marketing efforts to physicians serving a majority of African-American patients. First, we contact the doctors through direct mail and then follow up with a personal phone call to educate the doctor on our network and its benefits to the doctor and patients. Each physician is given a complimentary three-year subscription including installation of the system at no charge. Once the doctor agrees to allow the television installation, we add the doctor to our running list of subscribers. We then take the running list of subscribers to potential advertisers to pique interest in ad sales.

African-American Market Analysis

As of 2008, according to Target Market News, the Black Consumer Market Authority, the African-American U.S. niche market had an estimated purchasing power of $913 billion dollars annually. This community represents 12.3% of the total U.S. population and spends $17.8 billion dollars on healthcare annually. It is due to various socioeconomic and sociopolitical issues that African-Americans suffer from exceptionally high mortality and morbidity rates relative to other racial groups. Lack of proper healthcare education has been cited as one the factors that leads to higher health risks for the African-American community.

The Selig Center for Economic Growth is an organization primarily responsible for conducting research on economic, demographic, and social issued related to the current and future growth of the State of Georgia. In 2008, they reported that African-Americans will constitute the nation’s largest racial minority market and their economic clout will energize the U.S. consumer market as never before. The Selig Center projects that the nation’s African-American buying power will rise from $913 billion in 2008 to $1.2 trillion in 2013, with total buying power accounting for almost nine cents out of every dollar.

According to TSN Media Intelligence, advertisers spent approximately $458 million in 2002 to reach African-Americans through African-American media properties. In 2006, that spending increased by 72.8% to total $791 million. To refine our market, we identified the top 10 advertising categories on which we should place our focus, including communications, automotive (and accessories and equipment), direct response companies, media and advertising, cosmetics and beauty aids, government and politics, personal hygiene and health, hair products and accessories, restaurants, and audio/video equipment and supplies.

We categorized advertisers that target African-American consumers and identified the top ten companies spending the most money on advertising to capture that market as Procter & Gamble Co., Johnson Publishing Co., Inc., General Motors Corp., National Amusements, Inc., L’Oreal SA, Time Warner, and PepsiCo, Inc

Advertising Sales

Based on the above market analysis, we have successfully developed a two tier advertising sales methodology by designing a strategy that uses both a brand pitch and an ad agency pitch. We leverage the running list of subscribers to attract brand and agencies’ advertising dollars. By concentrating on the top 10 African-American advertising agencies and the top advertisers in the market, we are able to achieve an advertising sales timeframe of eight-to-twelve weeks. We are currently targeting the following top 10 African-American Advertising Agencies:

•	GloballHue

•	Carol H. Williams Advertising

•	Burrel; Communications Group (Publicis) Chicago

•	Uniworld Group (WPP)

•	Matlock Advertising & Public Relations

•	FuseE. Morris Communications

•	Footsteps (Omnicom)

•	Anderson Communications

•	Images USA

Estimated Costs for Roll-Out

America’s Minority Health Network invested an aggregate of $800,000 for equipment, production of the first 35 video segments, and associated operating expenses to facilitate the deployment of the network’s first 100 screens. We anticipate a need for an additional $5 million in outside capital to roll out the remaining 900 locations. If we obtain these funds, we believe we will be cash flow positive within thirteen (13) months, after which our projected revenue over the next three (3) years will allow us to expand the network to approximately 3,600 locations. No assurance can be given that we will be successful in raising these funds on terms that are suitable to us or at all, and no assurance can be given that we will become cash flow positive if these funds are raised.

Growth and Expansion to Other Minority Markets

To facilitate a continual increase in revenues, America’s Minority Health Network has identified four (4) strategic areas for future expansion of its business:

•	Growth focusing on the African-American community

•	Mobile texting advertising campaigns

•	Health programming for the Hispanic market

•	Health programming for the Asian market

Growth Focusing on the African-American Community

Our current marketing plan is focused on installing 1,000 screens in the largest practices serving the African-American population in top designated market areas (“DMAs”). Urban population concentration allows easier geographic targeting and identifies that forty percent (40%) of African-Americans live in ten (10) cities. We have identified the top ten states and the top ten cities with the highest concentration of the U.S. African-American population.

The listing below shows the top ten states of African-American concentration with each state’s African-American population shown as a percentage of the state population:

Rank	State	Percentage of African- American concentration
1	Washington, D.C.	55%
2	Mississippi	37%
3	Louisiana	33%
4	Georgia	30%
5	Maryland	30%
6	South Carolina	29%
7	Alabama	27%
8	North Carolina	22%
9	Delaware	21%
10	Virginia	20%

The listing below shows the top ten states that in the aggregate account for 61% of the African-American buying power:

Rank	State	Totals in Billions of Dollars
1	New York	87.6
2	Texas	72.0
3	Florida	62.9
4	Georgia	62.6
5	California	61.8
6	Maryland	52.3
7	Illinois	44.0
8	North Carolina	40.9
9	Virginia	38.2
10	New Jersey	34.8

In January 2010, the Nielson Company ranked the top 25 DMAs that contain nearly 62% of all African-American TV households in the United States. As listed below, New York tops the list, with nearly 1.3 million African-American TV households, followed by Chicago, Atlanta, Washington, D.C., and Philadelphia.

Rank	DMA Rank	Market	A-A TV HH	DMAs % of Total US A-A TV HH	Cumulative % Total US A-A TV HH
1	1	New York, NY	1,270,660	9.1	9.1
2	8	Atlanta, GA	658,150	4.7	13.8
3	3	Chicago, IL	598,190	4.3	18.1
4	9	Washington, DC (Hagerstown, MD)	561,390	4.0	22.1
5	4	Philadelphia, PA	533,920	3.8	25.9
6	2	Los Angeles, CA	481,250	3.4	29.3
7	11	Detroit, MI	381,730	2.7	32.0
8	10	Houston, TX	374,600	2.7	34.7
9	5	Dallas-Ft. Worth, TX	363,790	2.6	37.3
10	26	Raleigh-Durham (Fayetteville), NC	299,910	2.1	39.5
11	27	Baltimore, MD	294,510	2.1	41.6
12	17	Miami-Fort Lauderdale, FL	292,380	2.1	43.7
13	50	Memphis, TN	262,660	1.9	45.5
14	43	Norfolk-Portsmouth-Newport News, VA	217,800	1.6	47.1
15	24	Charlotte, NC	217,790	1.6	48.6
16	18	Cleveland-Akron (Canton), OH	211,090	1.5	50.1
17	21	St. Louis, MO	193,380	1.4	51.5
18	6	San Francisco-Oakland-San Jose, CA	181,140	1.3	52.8
19	51	New Orleans, LA	180,650	1.3	54.1
20	40	Birmingham (Anniston and Tuscaloosa), AL	180,210	1.3	55.4
21	19	Orlando-Daytona Beach-Melbourne, FL	174,730	1.2	56.7
22	14	Tampa-St. Petersburg (Sarasota), FL	170,460	1.2	57.9
23	58	Richmond-Petersburg, VA	158,710	1.1	59.0
24	90	Jackson, MS	148,310	1.1	60.1
25	79	Columbia, SC	142,690	1.0	61.1

By targeting cities within the above-listed top ten states, along with the following ten (10) metropolitan markets listed according to general market rank, we intend to penetrate forty percent (40%) of the African-American population within the United States. Once we have established a strong presence in these DMAs, we can begin to pursue smaller practices by infiltrating the top 100 DMAs, and increase the number of practices affiliated with our network.

Hispanic Market

Once we have our African-American programming in 1,000 offices, we plan to use the same business model to enter the Hispanic and Asian markets. As reported by the U.S. Census Bureau, there are 45.5 million Hispanics living in the U.S. comprising 15.3% of our country’s total population. Estimates show that by the year 2013, one in every six people in the U.S. will be Hispanic. The Selig Center for Economic Growth found that the Hispanic community controls more disposable personal income than any other minority group in the United Stated, estimated at $951 billion in 2008. That figure is 349% greater than the dollar value of Hispanic buying power in 1990. We will filter the top 25 DMAs and focus our marketing efforts on the largest Hispanic offices therein. We plan to start with a 100-screen beta test and upon successful results will roll out an additional 900 screens.

Asian Market

According to the U.S. Census Bureau, there are 13.5 million Asians living in the United States, comprising 5% of our country’s total population. The Selig Center found that the Asian community has a spending power of $509 billion and is projected to have an increase in buying power to $752 billion by 2013. Nearly all Asians are urbanites, with 95% of the U.S. Asian population located in cities. If our 100 screen beta test proves successful within the Asian market, we intend to rollout the remaining 900 screens and repeat our existing business model.

Competition

We compete for the medical OOH market space against several large competitors including Accent Health, Healthy Advice Network, and Care Media Holdings. The strength of our competitors validates our business model, proves our concept, and further exemplifies the shift toward OOH advertising. Our advantage is that while these larger competitors cater to a general market, we are the first and only OOH network to create and operate a niche medical specific OOH network for the African-American community.

Accent Health

Accent Health is the current market leader in waiting room media with approximately 11.7 million impressions per month. Accent Health is a television-based network with CNN-produced content and full audio segments by Dr. Sanjay Gupta and Robin Meade. The programming is played in 10,000 offices nationwide. Accent Health successfully sells medical advertising to a wide range of over-the-counter and prescription brand drugs. It is currently transitioning to a digital platform to provide more real-time programming; however their menu of services appears to be limited and roll out has been slow. Three years ago, bolstered by the strength of its advertising and consumer reach, Turner Private Broadcasting sold Accent Health to Ascent Media for $58 million. In 2008, Banc of America Capital Investors (BACI) and M/C Venture Partners united to acquire Accent Health for $120 million.

Healthy Advice Network

Healthy Advice Network began as an exam room patient education company by distributing pamphlets to patients to encourage dialogue between patient and doctor. Relevant drug companies sponsor this health information. Health Advice Network has since leveraged its relationships and transitioned into a digital media network in waiting rooms by turning the pamphlets into digital content. According to its website, Health Advice Network is seen nearly 200 million times each year and is used by more than 35,000 physicians.

Care Media Holdings

Care Media Holdings (“Care Media”) operates in the place-based media industry and provides advertiser-supported educational programming within the captive audience environment of medical specialty offices. Care Media currently operates three networks including KidCARE Medical Television Network, Inc., PetCARE Television Network, Inc., and Women’s HealthCARE Television Network, Inc.

Our Competitive Advantage

America’s Minority Health Network has several advantages over our competition including:

•	First to market in niche space of African-American related programming

•	Strong niche play with minority medical offices

•	Seasoned and veteran management team

•	Outsourcing system integration, network management, and content creation to experienced strategic vendors

•	Focusing on locations with 1-5 doctors means access to key decision-makers

•	Economies of scale for advertisers

•	Access to shared potential ad revenue across other medical, non-niche competitive networks

We are the first to market in the OOH network medical minority specific niche. Because we are the first, there is a viable opportunity for us to capture a large percentage of the minority market share with the deployment of our first 100 screens and our continued deployment of the 1,000 screens called for in Phase I. This will position us as the leader in the minority health network market.

Other advantages include our management and operations. Our management team consists of seasoned players who have extensive knowledge and experience within proven track records in the OOH network industry. We outsource our systems integration, network maintenance, and content production which allow us to focus on network growth through the addition of new office locations and advertising sales. Our outsourcing to strategic vendors provides us with cost savings and enables efficient company growth and development.

Domain Names

The Company does not have a website. The Company’s subsidiary owns a registered Internet domain name of amhntv.com and operates its website at www.amhntv.com.

Research and Development

We currently have no dedicated research and development costs. We anticipate allocating such costs in the future for business development and other capital expenditures.

Major Customers

We currently do not have any major customers.

Government Regulation

Our programming and services are not regulated by the government and no permits specific to our industry are required in order for us to operate or sell our products and services. We are not subject to any legislation specific to our industry or our products and services.

Employees

Currently, the Company has four full-time employees and the Company’s subsidiary has two full-time employees.

Report to Security Holders

Our Company is a reporting company that files reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and beneficial ownership reports of our officers, directors and more than ten percent (10%) shareholders.

The public may read and copy any materials that we file with the Commission at the Public Reference Room at the Securities and Exchange Commission located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED OR REFERRED TO IN THIS REPORT, BEFORE PURCHASING SHARES OF OUR COMMON STOCK. THERE ARE NUMEROUS AND VARIED RISKS, KNOWN AND UNKNOWN, THAT MAY PREVENT US FROM ACHIEVING OUR GOALS. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE WILL FACE. IF ANY OF THESE RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATION MAY BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND INVESTORS IN OUR COMMON STOCK COULD LOSE ALL OR PART OF THEIR INVESTMENT.

Risks Related to our Business and Our Industry

We have a limited operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

Our operating business was incorporated on April 2009 and we have a limited operating history. Through December 31, 2009, our net loss from inception is approximately $1,655,000. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	Development and launching of our network,

•	acceptance of our network by physicians who treat African-American patients,

•	our ability to attract advertisers who want to purchase advertising space on our programming, and

•	our ability to continue our strategic vendors.

Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses which will exceed revenues for an unknown period of time. We can provide no assurance that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues will cause us to go out of business and you could lose your investment.

Based on our historical financials (since inception on April 2, 2009), there is uncertainty as to our ability to continue as a going concern.

In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Notwithstanding the foregoing, our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Also, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, or increased expenses or other events will all affect our ability to continue as a going concern.

We anticipate incurring operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitation on our operations.

We anticipate that the Company will incur operating losses and negative cash flows in the foreseeable future, and will accumulate increasing deficits as we increase our expenditures for (i) infrastructure, (ii) sales and marketing, (iii) equipment, (iv) personnel, and (v) general operating expenses. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

We will need additional capital to pursue our business plan and conduct our operations and our ability to obtain the necessary funding is uncertain.

We will require significant additional capital resources from sources including equity and/or debt financings in order to develop products/services and continue operations. We intend to raise up to $5 million of such additional capital. Our current rate of expenditure is approximately $100,000 per month. However, this rate of expenditure is expected to increase to approximately $150,000 per month upon funding as a result of our anticipated need to hire additional employees and due to business expansion. If we raise such additional capital our existing stockholders will experience dilution.

We will need additional capital, which may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We may need additional cash to fund our operations. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our Common Stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

We will need to raise additional capital to fund sales and marketing and operating expenses and we intend to raise such additional capital, however, such capital may not be available or, if available, may not be on terms favorable to the Company or its stockholders.

The successful commercialization of our network and any future products or services we develop will require additional capital which will not be generated by our current operations. We estimate that the amounts we have expended to date are nominal compared to the amounts that will be required to successfully market our network. Accordingly, we will be required to raise significant additional capital. Such additional capital may not be available or, if available, it may not be available on favorable terms. Additionally, future financings may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when required, our business will not succeed.

We rely on strategic vendors to provide system integration, network management, and content creation and production.

We rely on strategic vendors, including strategic vendors that are our principal shareholders, to provide system integration, network management, and content creation and production for our network. If we experience problems with any of our strategic vendors, the satisfaction of our subscribers and advertisers could suffer and our business could be adversely affected. If we experience difficulties in maintaining these relationships or developing new relationships on a timely basis and on terms favorable to us, our business and financial condition could be adversely affected.

Because two of our strategic vendors are also majority shareholders who own an aggregate of approximately 52% of our outstanding Common Stock, and each has an executive who serves as a member of the Board of Directors, our vendors will control our operations.

Seatac and Saddle Ranch are strategic vendors and each entity owns 26.02% of our Common Stock. Seatac’s and Saddle Ranch’s executives, Robin Tjon and Kimberly Sarubbi respectively, also serve as members of our Board of Directors. As a result of this ownership and representation on our Board of Directors, Ms. Tjon and Ms. Sarubbi will be able to elect all of our directors and entirely control our operations. If their decisions are incorrect, we could go out of business and you would lose your investment.

Malfunctions of third party service providers could adversely affect our business which may impede our ability to attract and retain subscribers and advertisers.

To the extent that the subscribers to our network suddenly increases, the services outsourced to our strategic vendors for system integration and network management will increase proportionally. System interruptions or increases in response time could result if our vendors are unable to keep up with our subscriber growth, and, if sustained or repeated, could reduce the appeal of our networks to users and advertisers.

Our success is tied to the adequacy of the Internet infrastructure.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•	excessive governmental regulation.

We have no control over these factors and their effect on our business.

Growth of internal operations and business may strain our financial resources.

We will be significantly expanding the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

The need for continued development of the financial and information management systems;

The need to manage strategic relationships and agreements with subscribers;

Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business; and

We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

Failure to manage growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments. Our inability to successfully manage growth could materially adversely affect our business.

Any failure to adequately expand a direct sales force will impede our growth.

We expect to be substantially dependent on a direct sales force to attract new advertising customers and to manage customer relationships. We plan to expand our direct sales force and believe that there is significant competition for qualified, productive direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. Recent hires and planned hires may not become as productive as expected, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. While there presently exists a high rate of unemployment, if we are unable to hire and develop sufficient numbers of productive sales personnel our business prospects could suffer.

If our network does not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our network, including, among others:

•	the perception by users of the effectiveness of our services;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

If our network does not gain acceptance by the number of doctor’s offices sufficient enough to attract advertisers, we may not be able to fund future operations, including the development of new products and services, and/or our sales and marketing efforts for our current products and services, which inability would have a material adverse effect on our business, financial condition and operating results.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel. Inability to attract and retain such personnel could adversely affect the growth of our business. We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will attract or retain such personnel.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Additionally, with the acquisition of America’s Minority Health Network and the termination of our status as a shell company, we will incur additional costs associated with our public company reporting requirements.

If we do not attract subscribers and advertisers to our network, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract subscribers and advertisers to our network. If we are unsuccessful in attracting a sufficient number of subscribing physicians and a significant number of paying advertisers, our financial condition will be harmed. To date we do not have a sufficient number of subscribers or advertisers and we cannot guarantee that we will ever have any. Even if we obtain subscribers and advertisers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Risks Related to our Common Stock

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock thereby reducing a shareholder’s ability to resell shares of our Common Stock.

Because there is a limited public trading market for our Common Stock, you may not be able to resell your stock.

There is currently a limited public trading market for our Common Stock and there is no assurance that a more active trading market will ever develop. As such, you may have to hold your shares for an extended period of time before you are able to sell them, if at all.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our company.

Our articles of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with no par value per share (the “Preferred Stock”), with such designation rights and preferences as may be determined from time to time by the Board of Directors. We have previously designated a Class A Preferred Stock however; we did not issue any shares of that class of securities. We previously designated a Class B Preferred Stock and issued shares which were subsequently re-purchased and canceled. Our Board of Directors is empowered, without shareholder approval, to issue additional shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

Our shares are considered “penny stocks” which imposes additional sales practice requirements on broker/dealers; as such many broker/dealers may not want to make a market in our shares which could affect your ability to sell your shares in the future.

Our shares are considered “penny stocks” covered by section 15(g) of the Exchange Act and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). Since our shares are covered by section 15(g) of the Securities Exchange Act of 1934, many broker/dealers may not want to make a market in our shares or conduct any transactions in our shares. As such, your ability to dispose of your shares may be adversely affected.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our Common Stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 15,790,210 shares of Common Stock outstanding after the Closing of the Transaction, 1,117,719 shares are freely tradable without restriction by stockholders who are not our affiliates and an additional 403,802 shares are covered under a registration rights agreement and owned by a non-affiliate. The remaining 14,268,689 shares of Common Stock are “restricted securities” with an aggregate of 12,324,320 shares held by our affiliates, all of which shares may be resold in the public market only if registered, pursuant to an exemption from registration, or pursuant to the applicable requirements of Rule 144.

We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our Common Stock if the price appreciates. You should not purchase our Common Stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Securities analysts may not continue to cover our Common Stock and this may have a negative impact on our Common Stock’s market price.

The trading market for our Common Stock may depend on the research and reports that securities analysts publish about us or our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect our Common Stock’s market price, if any. If we are covered by securities analysts who downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

On November 13, 2009, the Company relocated its principal offices to 100 North First Street, Suite 104, Burbank, California 91502 where it subleases 2,010 square feet of furnished office space. As a condition of the sublease, the Subleasor required that Seatac be listed as a co-Sublessee with the Company’s subsidiary. The one-year and eleven and one-half month lease, expiring on October 31, 2011, was guaranteed by Seatac and calls for base lease payments of $4,905 per month. The Company paid $22,352 to cover a security deposit of $14,800 and rent from November 26 through December 31, 2009. Rent expense, excluding taxes, by year for term of this sublease is as follows: 2010-$58,859; and 2011-$49,049.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 14, 2009, the Company’s shareholders approved a name change from Croff Enterprises, Inc. to AMHN, Inc. Proxies were not requested. Shareholders representing 12,324,320 of the 15,215,210 shares outstanding, or 81%, voted in favor of the name change.

(Remainder of page intentionally left blank.)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol “AMHN.” The following table shows the price range of our Common Stock for each quarter ended during the last two fiscal years. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2009
Fourth Quarter	$1.55	$0.51
Third Quarter	$1.50	$0.20
Second Quarter	$1.01	$0.51
First Quarter	$1.50	$1.01

Fiscal Year 2008
Fourth Quarter	$1.50	$1.50
Third Quarter	$2.00	$1.50
Second Quarter	$2.00	$0.51
First Quarter	$1.01	$0.51

Stock prices listed for all of fiscal year 2008 and the first and second quarters of fiscal year 2009 are historic figures that were not adjusted to reflect the 3:1 Forward Split that was effective on July 27, 2009. Stock prices listed for the third and fourth quarters of fiscal year 2009 reflect the 3:1 Forward Split.

On March 11, 2010, the last sale price of our Common Stock reported by Yahoo Finance was $1.22.

Holders

Records of our stock transfer agent indicate that as of March 17, 2010, we had 587 record holders of our Common Stock. The Company estimates there are approximately 67 holders of lots of 100 or more shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 17, 2010, we had 15,790,210 outstanding shares of Common Stock.

Dividends

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On September 25, 2009, the Company’s Board of Directors adopted the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (the “Plan”) to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives (the “Awards”). The Awards available under the Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the Plan. The Plan reserves an aggregate of 1,000,000 shares of the Company’s Common Stock for issuance thereunder. The Plan has not yet been approved by the Company’s shareholders and must be approved prior to the next annual meeting of shareholders to be effective. No date has yet been established for the next annual meeting of shareholders or a special meeting of shareholders to approve the Plan.

Also on September 25, 2009, the Company’s Board of Directors approved the granting of non-qualified stock options (the “Options”) to its directors and certain executive officers for an aggregate of 900,000 underlying shares. As the Plan has not yet been approved by the Company’s shareholders, the Options have not yet been issued. Upon issuance, the five-year Options will have a fixed exercise price of $0.30 per share and the underlying shares of the Options will vest at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary date of the grant.

Recent Sales of Unregistered Securities

As previously mentioned herein, pursuant to and in conjunction with the Agreement, the Company issued:

•	2,035,146 shares of its Common Stock pursuant to the aforementioned Forward Split;

•	13,693,689 shares of its Common Stock to the shareholders of America’s Minority Health Network in exchange for 100% of their ownership in America’s Minority Health Network; and

•	403,802 shares of its Common Stock to Terrace Lane, LLC.

The 13,693,689 shares issued to the shareholders of America’s Minority Health Network and the 403,802 shares issued to Terrace Lane, LLC were issued with a restrictive legend that the shares had not been registered under the Securities Act of 1933. Of the 2,035,146 shares issued pursuant to the aforementioned Forward Split, 1,316,200 shares were issued with a restrictive legend that the shares had not been registered under the Securities Act of 1933, The exchange of the securities pursuant to the Transaction was conducted pursuant to the exemption from registration provided by Regulation D of the Securities Act and Section 4(2) of the Securities Act.

On September 28, 2009, the Company issued 450,000 shares of Common Stock valued at $112,500 in exchange for consulting services.

On October 21, 2009, the Company issued 125,000 shares of its restricted Common Stock as a retainer to Alliance Advisors, LLC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Description of Securities

We are authorized to issue an aggregate of 60,000,000 shares of capital stock, 50,000,000 of which are Common Stock, par value $.10 per share, and 10,000,000 are shares of preferred stock, no par value per share. As of this filing, the Company had 15,790,210 shares of Common Stock issued and outstanding and zero shares of Preferred Stock issued and outstanding.

Common Stock

All outstanding shares of our Common Stock are of the same class and have equal rights and attributes. We are authorized to issue up to 50,000,000 shares of Common Stock, par value $.10 per share, which shares are non-assessable.

Voting. The holders of our Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. Our Common Stock does not have cumulative voting rights. Persons who hold a majority of the outstanding shares of our Common Stock entitled to vote on the election of directors can elect all of the directors who are eligible for election.

Dividends. Subject to the preferential dividend rights and consent rights of any series of Preferred Stock that we may from time to time designate, holders of our Common Stock are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available.

Liquidation and Dissolution. In the event of liquidation, dissolution or winding up of the Company, subject to the preferential liquidation rights of any series of Preferred Stock that we may from time to time designate, the holders of our Common Stock are entitled to share ratably in all of our assets remaining after payment of all liabilities and preferential liquidation rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

We are currently authorized to issue up to 10,000,000 shares of Class “A” Preferred Stock, no par value per share. The shareholders of Class “A” Preferred Stock shall have preference to shareholders of our Common Stock as to assets upon liquidation. Dividends on Class “A” Preferred Stock may be set from time to time by the Board of Directors.

The descriptions of the our Common Stock and Class “A” Preferred Stock above are only summaries and are qualified in their entirety by the provisions of the Company’s Articles of Incorporation and Bylaws, copies of which are attached or referenced as exhibits to this Report and are incorporated by reference herein.

Transfer Agent

The Company uses Computershare Trust Company, Inc. located at 350 Indiana St., Suite 800, Golden, Colorado 80401 as its transfer agent.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statement related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” herein as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

Our Company’s sole business is that of our subsidiary, America’s Minority Health Network. America’s Minority Health Network is a place-based provider of digital video education for medical practices who primarily service minorities. America’s Minority Health Network provides a digital platform to increase African-American health education awareness, while providing relevant advertising that can increase the longevity and well-being of African-American men and women. America’s Minority Health Network has created a viable solution to meet the needs of physicians who are constantly searching for ways to better inform their patients and for advertisers that are searching for ad space to communicate African-American specific products.

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently, 157 offices have subscribed to the service with 131 offices live and receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

Basis of Presentation of Financial Information

On July 6, 2009, the Agreement and Plan of Reorganization between the Company and America’s Minority Health Network was entered into through which the former shareholders of America’s Minority Health Network became shareholders of the Company on July 27, 2009. Prior to the Agreement, we had abandoned our previous business. Consequently, as a result of the Transaction, we commenced the business of America’s Minority Health Network. Because America’s Minority Health Network became the Company’s successor business and because the operations and assets of America’s Minority Health Network represent our entire business and operations from the closing date of the Agreement, our management’s discussion and analysis and audited and unaudited financial statements are based on the consolidated financial results of the Company and its wholly owned subsidiary, America’s Minority Health Network, for the relevant periods.

Recently Issued Accounting Pronouncements

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 17, 2009, the date the financial statements were issued.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll-forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Use of Estimates

The Company’s financial statements have been prepared using GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

Concentration of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term marketable securities, long-term investments and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

Revenue Recognition

The Company derives its revenue from the sale of advertising spots on its subsidiary’s educational network.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Accounts Receivable

The Company’s accounts receivable consist of advertisers who pay 60 to 90 days after the month when their commercial spots are aired. Collateral is not required for accounts receivable. The Company will record an allowance for bad debts for specific customers identified as well as an allowance based on its historical collection experience. The Company’s evaluation of the allowance for potential credit losses will require the use of estimates and the actual results may differ from these estimates.

Income Taxes

The Company provides for income taxes using the asset and liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of future income tax assets is dependent upon the generation of sufficient future taxable income during the period in which the deferred tax assets are recoverable. The Company has determined that as of December 31, 2009, the entire tax benefit related to the net operating loss carry forwards should be fully reserved for in the valuation allowance as the Company’s management cannot determine the likelihood of when the Company will be profitable to utilize the net operating loss carry forwards.

Liquidity and Capital Resources

The Company began its current operations in 2009 and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until the late fourth quarter of 2010 or until 1,000 locations are deployed and sufficient advertising contracts are secured. There is no assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2009, AMHN’s cash balance was $42,066. Outstanding debt as of December 31, 2009 totaled $1,160,818 including $600,700 in loans from a related party and $229,044 in accounts payable to related parties. The Company’s working capital deficit as of December 31, 2009 was $1,090,945.

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations.

As further discussed in Item 1. Business, the Company received a second funding commitment letter for up to $500,000 from Seatac. The Company received $100,000 prior to the first funding commitment from Seatac, $500,000 under the first funding commitment from Seatac and $150,000 under the second funding commitment for a total of $750,000 to date; however, the funding commitment letters are non-binding and there is no guarantee that the funds will be received by the Company. Should funding from both commitment letters be received by the Company, we would have sufficient financial resources to continue our business plan for an additional six (6) months.

As further discussed in Item 1. Business, the Company has engaged Global Arena Capital Corp. to serve as the Company’s exclusive placement agent in an attempt to raise up to $5,000,000 through the offer and sale of the Company’s securities. No funds were raised under the Offering and the Offering was closed.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in this document. See “Forward-Looking Statements.”

Results for the period from inception (April 2, 2009) through December 31, 2009

Revenues

AMHN had revenues of approximately $10,569 during the above referenced period.

Sales and Operating Expenses

AMHN’s sales expenses consisted of travel expenses, attendance at selected conferences, and mailing expenses while our operating expenses consisted of costs associated with service and maintenance of the programming provided via broadband delivery to subscribing offices. Sales and operating expenses for the above referenced period were $261,573.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $1,318,478.

Recent Events

From January 1, 2010 to date, Seatac made aggregated loans of $150,000 to America’s Minority Health Network under demand promissory notes that accrue interest at the rate of five percent (5%) per annum. Seatac is a major shareholder of the Company and its President and sole Director, Robin Tjon, serves as one of our Company’s directors.

On March 10, 2010, Seatac provided a third commitment for funding in the form of short term loans that in the aggregate amount up to $500,000 to cover operations of the Company’s subsidiary. To date, no funds have been loaned under the third commitment.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations

Pursuant to the terms of the Transaction, the Company entered into a Registration Rights Agreement with Terrace Lane, LLC covering the 403,802 shares that it was issued post-Closing which granted piggy-back registration rights as set forth therein. A copy of the Registration Rights Agreement was filed as an exhibit to the Company Current Report on Form 8-K filed with the Commission on July 29, 2009 and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-10.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Evaluation of Disclosure Controls and Procedures

Robert Cambridge, the Company’s Chief Executive Officer, and Donald R. Mastropietro, the Company’s Chief Financial Officer, have evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the most recently completed three-month period ending December 31, 2009, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting and they concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2009, our internal controls over financial reporting are effective and there were no weaknesses in our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item was not subject to attestation by our registered public accounting firm in this annual report.

Changes in Internal Control Over Financial Reporting

From inception through the year ended December 31, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls.

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

Identification of Directors and Executive Officers

The following individuals serve as the directors and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company and operating subsidiary are appointed by our board of directors and hold office until their death, resignation or removal from office.

Executive Officers and Directors	Age	Date of Appt.	Position(s) Held
Robert Cambridge	66	08/14/09	Chairman of the Board, Chief Executive Officer and Director of Company Treasurer and Director of Subsidiary
Charles Richardson	65	08/14/09	President and Director of Company Secretary and Director of Subsidiary
Donald R. Mastropietro	61	07/27/09	Chief Financial Officer, Vice President of Finance, and Treasurer of Company
Robin Tjon	65	07/27/09	Secretary and Director of Company
Kimberly Sarubbi	35	07/27/09	Director of Company
Andrew Golden	35	07/27/09	Director of Company
Shaneeka James	32	11/20/09	President of the Company’s Subsidiary

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Identification of Certain Significant Employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company and operating subsidiary, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Cambridge

Chairman of the Board, Chief Executive Officer and Director of AMHN, Inc.

Treasurer and Director of America’s Minority Health Network, Inc.

On August 14, 2009, Robert Cambridge was elected as President, Chief Executive Officer and Director of the Company. On February 24, 2010, he was named Chairman of the Board, Chief Executive Officer and Director of the Company. He also serves as Treasurer and Director of the Company’s subsidiary. From 2005 to the present, Mr. Cambridge has served as Vice President Marketing and Distribution Ablaze Global Entertainment, a multi-platform media consulting firm. From 2007 to 2008, he served as Manager New Business Development and Urban Partnerships of Premiere Radio Networks, a division of Clear Channel Communications, where he was responsible for selling all radio broadcast properties including Rush Limbaugh, Dr. Laura and Steve Harvey Radio. From 2004 to 2006, Mr. Cambridge served as Executive Vice President of African American Medical Network, Inc., a place-based media company that produced and delivered educational programming DVDs and the first company of its kind to target the African-American viewing audience. From 1997 to 2004, he served as President of Ablaze Entertainment where he was responsible for over 30 producers in the cable and broadcast business selling television shows and films. From 1994 to 2004, he served as entertainment marketing consultant with Cambridge Media Group. From 1989 to 1994, he served as Vice President of Marketing for Tribune Entertainment, a division of the Tribune Company of Chicago, where he was responsible for forming a target marketing division to reach the niche market of African-American television.

Charles Richardson

President and Director of AMHN, Inc.

Secretary and Director of America’s Minority Health Network, Inc.

On August 14, 2009, Charles Richardson was elected as Director of the Company and on February 24, 2009 he was named as President. He also serves as Secretary and Director of the Company’s subsidiary. Since 2006, Charles Richardson has served as Partner and Chief Strategist for FMV Consultants, LLC, an opportunity development and strategic planning firm. From 2005 to 2006, he served as Sr. Vice President, Chief Marketing Officer and director of Medical Media Television, Inc., a place-based media company that produced and delivered educational programming DVDs to the veterinarian industry and to medical offices including those serving the African-American community. In 2004, he co-founded African-American Medical Network, Inc., the first company of its kind to target the African-American viewing audience, where he served as Chairman of the Board, President, Chief Executive Officer and Treasurer until the network was acquired by Medical Media Television in 2005. From 2001 to 2004, he served as Director of Healthcare Marketing with Footsteps Communications, the multicultural affiliate of the worldwide communications company Omnicom. He was instrumental in developing the agency’s healthcare practice, a first at an advertising and marketing agency specializing in the Urban Consumer Markets. From 1996 to 2001, he served as President of Triad Communications, Inc., marketing and advertising communications company specializing in the African-American market provided market research, public relations, sales promotion, and strategic planning to Fortune 1000 companies, the healthcare industry and government agencies.

Mr. Richardson is a marketing and communications expert who has specialized in the urban consumer market for more than 25 years. His special expertise in the African American consumer market has led to many accomplishments, including: (i) creating award winning, image enhancing, communications and community outreach campaigns that successfully generated bottom-line results; (ii) implementing successful communications programs for healthcare clients to educate and inform target audiences about best practices, preventative care, and treatments for asthma, AIDS, stress and high blood pressure, and diabetes; and (iii) corporate involvements with assignments in managerial market research positions at Squibb, Beechnut, and Lever Brothers. In 1972, he founded the first marketing research company in the United States to focus exclusively on the Black and Hispanic consumer markets. He served on Syracuse University’s Public Relations Advisory Council for over 8 years. He is currently a board member of the Coppin State University Development Foundation and serves as the Board Chair of the Foundation for Sports Conditioning, Inc.

Donald R. Mastropietro

Chief Financial Officer, Vice President of Finance, Treasurer of AMHN, Inc.

Donald R. Mastropietro serves as the Chief Financial Officer, Vice President of Finance, and Treasurer of the Company. Mr. Mastropietro has provided financial accounting solutions for private and public companies since 1972. Proficient in all areas of financial reporting and analysis of proposed merger and acquisitions, he has served in high level accounting and financial positions for public companies involved in medical programming, placed-based media networks, hand-held computer design and manufacturing, and manufacturing of telecommunication equipment.

From October 2003 to the present date, Mr. Mastropietro has served as President of Back Office Consultants, Inc., a consulting firm he co-founded to provide financial accounting and management consulting to public and private companies. From August 2002 to April 2007, he served as Vice President Finance, Chief Financial Officer and Treasurer of Medical Media Television, Inc., a place-based media company. From May 1999 to August 2002, served as Corporate Secretary and held accounting positions with Intelliworxx, Inc., a publicly traded company specializing in the design, manufacture, and sale of hand-held computers. From 1996 until he joined Intelliworxx, Mr. Mastropietro worked as a financial consultant for several public and private companies. Mr. Mastropietro graduated in 1970 from Ohio Northern University with a BA in Business Administration with an Accounting concentration.

Robin Tjon

Secretary and Director of AMHN, Inc.

Robin Tjon serves as Secretary and Director of the Company . Ms. Tjon has served as the President and sole director of Seatac Digital Resources, Inc. since its inception in March 2008. Seatac is a principal shareholder and vendor of our Company’s operating subsidiary and is responsible for system integration, total network management and overall health of our network. From 1997 through 2008, Ms. Tjon served as controller of IVI Communications, Inc., a reporting company trading on the OTCBB, and its subsidiary’s ISP operating companies. Since 2004, Ms. Tjon has also served as the controller of Broadspot World Wide Wireless, Inc., a public company specializing in the business of providing wireless broadband service to underserved areas of the U.S.

Ms. Tjon has 45 years of experience in both public and private companies in the aerospace, mining, restaurant, and Internet service provider industries. She has also owned her own business providing accounting and support services to small businesses. She has been hands-on in the operations side of the business with the acquisition and roll-up of subsidiaries, the sale of subsidiary companies, and the implementation of standardized accounting and billing procedures for these multi-subsidiary companies. Ms. Tjon attended Grossmont College and Moorhead State University studying accounting and business.

Kimberly Sarubbi

Director of AMHN, Inc.

Kimberly Sarubbi serves as a Director of the Company. Ms. Sarubbi serves as the President and CEO of Saddle Ranch Productions, Inc., one of our strategic vendors. With her 16 years of experience managing advertising sales and marketing for television production, her past successes include establishing the trade show sales program for My Pet TV (MPTV). MPTV, a producer of pet programming based at Universal Studios in Orlando, Florida put a half dozen TV series, including the highly successful “Petsville Shopping Club on QVC,” into syndication. Each of these TV series was sponsored by anchor advertisers secured by Sarubbi. When MPTV was sold to a group of LA investors, Sarubbi relocated to Los Angeles, California to personally supervise a seamless transition for her advertisers. While directing this transition, Sarubbi sourced product for “Petsville Shopping Club” hosted by veterinarian Dr. Jeff Werber. “Petsville Shopping Club,” which transitioned from its QVC roots to television syndication, boosted both advertising and product sales for its revenue lines.

In 2004, Ms. Sarubbi started Saddle Ranch Productions which has become one of the largest producers of place-based media programming. Saddle Ranch Productions produces over 300 segments yearly as well as documentaries and low budget movies. Ms. Sarubbi graduated from the University of Central Florida in 1997 with a B.A. in Organizational Communications

Andrew Golden

Director of AMHN, Inc.

Andrew Golden serves as a Director of the Company. Mr. Golden’s background includes financial analysis and strategic design, business development, and marketing. For the last ten years, Mr. Golden has successfully lead teams in strategic and financial planning to develop new joint-venture agreements for business development in the United Kingdom, Brussels, New Zealand, and Brazil.

Since 2008, Mr. Golden has served as Director of Corporate Finance for Media Capital Partners, LLC, a boutique advisory and consultancy firm specializing in management consulting, mergers and acquisitions, and strategic and financial planning. From 1999 to 2008, Mr. Golden was the Managing Director of the Institute for Conflict Management, LLC where he helped create and pioneer use of the Issue Review Board, a proactive dispute resolution concept in public and private real estate development. Mr. Golden is a graduate of the Marshall School of Business’ Lloyd Greif Center for Entrepreneurial Studies and holds a B.S. from the University of Southern California. He is a previous winner of the “Dr. Richard H. Buskirk Pound the Pavement Award’ for outstanding footwork in the development of a Business Venture Proposal.

Shaneeka James

President of America’s Minority Health Network

Shaneeka James joined America’s Minority Health Network, Inc. in 2009 as Subscription Services Manager. As a result of expanded staffing and operations, she was appointed President and Chief Executive Officer in November 2009. Previously, she served as an Event Marketing Executive, specializing in VIP and Guest Services Promotions for Phoenix-based HYB Entertainment from May 2004 to May 2009. Before becoming a personal banker with Alliance Bank of Arizona, from July 1998 to February 2001, Ms. James served as a Customer Relations Representative at IBM (International Business Machines) where she lead the Accounts Receivable Team, whose responsibilities included the collection of past due billing in excess of $12 million annually.

At 15, Ms. James was selected to join the Kaiser Permanente Health Education Department in her native San Francisco. While serving as a Youth Educator with Kaiser’s research team, she assisted in the production of health education videos along with creation and distribution of literature on the subject. Shortly thereafter, Ms. James was chosen from among thousands of applicants to receive the Bay Area Urban Bankers Liberal Arts Scholarship. She used the scholarship to attend California State University Fullerton where she studied Communications.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the Company’s officers or directors were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and Control Persons

The Company does not have any promoters.

The Company has control persons as outlined herein under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Commission. The Company believes that during fiscal 2009, all Reporting Persons timely complied with all filing requirements applicable to them.

Code of Ethics

On December 31, 2009, the Company’s board of directors approved (i) a Code of Business Conduct and Ethics for 2010 to be signed by each director and executive officer, (ii) a Code of Ethics for Financial Executives for 2010 to be signed by the Company’s Chief Executive Officer, Chief Financial Officer, and any other senior officer with financial oversight responsibilities, and (iii) an Insider Trading Policy for 2010 to be signed by each director and officer of the Company. A form of the Code of Business Conduct and Ethics, Code of Ethics for Financial Executives, and Insider Trading Policy is attached as an exhibit to this Report and is included herein by reference. The Company will provide a copy of these policies free of charge upon written request to Robin Tjon, Secretary, AMHN, Inc., 100 North First Street, Suite 104, Burbank, California 91502.

Director Independence

There are no members of the Board of Directors that qualify as “independent” directors under the applicable definition of the Nasdaq Global Market (“Nasdaq”) listing standards although the Company’s securities are not currently traded on an exchange or on Nasdaq which would require that the Board of Directors include a majority of directors that are “independent.

Board Meetings and Committees; Annual Meeting Attendance

The Company did not hold any regular or special meetings of its Board of Directors during the year ended December 31, 2009, as all business was conducted telephonically and memorialized as Written Actions signed by all directors. The Company did not hold an annual meeting of shareholders during 2009; however it did hold a special meeting of shareholders on September 14, 2009 to vote on the Company’s name change. The Company does not currently maintain separate audit, nominating or compensation committees. When necessary, the entire Board of Directors performs the tasks that would be required of those committees.

America’s Minority Health Network’s Advisory Board

America’s Minority Health Network plans to appoint a medical Advisory Board whose primary function will be to review and approve both the health education segments and the advertisers. This board will be diverse in geography and medical specialty, being representative of the minorities covered by the network. Currently, there has been no compensation terms discussed and no members to the Advisory Board have been appointed. Members of the Advisory Board will be selected from the network’s first 100 subscribers.

Indemnification

The Company’s Articles of Incorporation (the “Company’s Articles”) provide for indemnification as officers, directors and employees who are a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonable incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonable believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

The Company’s Articles also indemnify any officer, director or employee of the corporation who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney’s fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonable believed to be in or not opposed to the best interests of the corporation.

The Company’s Articles also provide that expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer or employee to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the corporation as authorized in the Company’s Articles.

The Company’s Articles provide that the corporation may purchase and maintain insurance for indemnification of the corporation and the directors, officers, employees, and agents of the corporation to the full extent and in the manner permitted by the Company’s Bylaws and the laws of the State of Utah.

Unless a corporation’s articles of incorporation provide otherwise, Section 16-10a-907 of the Utah Revised Business Corporation Act (the “Utah Act”) provides that (i) an officer or director of the corporation is entitled to mandatory indemnification under Section 16-10a-903 and is entitled to apply for court-ordered indemnification under Section 16-10a-905, and (ii) the corporation may indemnify and advance expenses to an officer, employee, fiduciary, or agent of the corporation to the same extent as to a director.

Section 16-10a-903 provides for mandatory indemnification of a corporation’s director who is successful, on the merits or otherwise, in the defense of any proceeding, or in the defense of any claim, issue, or matter in the proceeding, to which he was a party because he is or was a director of the corporation, against reasonable expenses incurred by him in connection with the proceeding or claim with respect to which he was successful.

Section 16-10a-909 provides for limitations on indemnification of directors in that a provision treating a corporation’s indemnification of, or advance for expenses to, directors that is contained in its articles of incorporation or by laws, in a resolution of its shareholders or board of directors, or in a contract (except an insurance policy) or otherwise, is valid only if and to the extent the provision is not inconsistent with the Utah Act. If the articles of incorporation limit indemnification or advance of expenses, indemnification and advance of expenses are valid only to the extent not inconsistence with the corporation’s articles of incorporation. The Utah Act does not limit a corporation’s power to pay or reimburse expenses incurred by a director in connection with the director’s appearance as a witness in a proceeding at a time when the director has not been made a named defendant or respondent to the proceeding.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Utah law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our Articles of Incorporation provide that we must indemnify and hold harmless directors, officers, employees, and agents of the Company, as and to the extent permitted by the Utah Business Corporation Act. One of our officers or directors could take the position that this duty on our behalf to indemnify the director or officer may include the duty to indemnify the officer or director for the violation of securities laws.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to our Articles of Incorporation, Bylaws, Utah laws or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers, or control persons, and the successful defense of any action, suit or proceeding) is asserted by such director, officer or control person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2009, 2008 and 2007. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The below table lists the compensation of the Company’s principal executive officers prior to and after the Closing of the Transaction outlined herein. The compensation of the former principal executive officers Gregory R. Woodhill and Gerald L. Jensen includes compensation received as employees and consultants for each of the years ending ended December 31, 2008 and 2007, and from January 1, 2009 through July 17, 2009. The compensation of the former principal executive officer Sky Kelley includes compensation paid from inception of the Company’s subsidiary until her resignation on December 31, 2009. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Gregory R. Woodhill(1) Former Principal Executive Officer	2009	0	0	$3,500	0	0
	2008	0	0	$2,500	0	0
	2007	0	0	0	0	0

Gerald L. Jensen(2) Former Principal Executive Officer	2009	0	0	0	0	0
	2008	$1	0	$10,000	0	0
	2007	$54,000	0	$1,620	0	0

Sky Kelley(3) Former Principal Executive Officer	2009	$50,679	0	0	0	3,423,422
	2008	0	0	0	0	0
	2007	0	0	0	0	0

Robert Cambridge(4) Principal Executive Officer	2009	$26,000	0	0	0	0
	2008	0	0	0	0	0
	2007	0	0	0	0	0

Donald R. Mastropietro(5) Principal Financial Officer	2009	0	0	0	0	0
	2008	0	0	0	0	0
	2007	0	0	0	0	0

(1)

Mr. Woodhill served as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and a director from June 17, 2008 through the Closing of the Transaction. He was not an employee of the Company, but received $500 per month for his services pursuant to a consulting arrangement with the Company.

(2)

Mr. Jensen served as the Company’s principal executive officer until June 18, 2008 when he resigned all positions. His compensation includes $1,620 in 2007 consisting of an annual IRA contribution and $10,000 in 2008 as compensation for being a director of the Company.

(3)	Includes compensation paid by America’s Minority Health Network from June 2009 through December 2009. Also includes 3,423,422 shares of the Company’s restricted Common Stock valued at $291,667.
(4)	Includes consulting fees from July 2009 to December 2009. Mr. Cambridge’s compensation of $5,000 per month is invoiced and paid through his consulting company, ChristiBob Marketing Consultants, Inc..
(5)

Mr. Mastropietro has agreed to serve as the Company’s Chief Financial Officer for $36,000 per year, which sum he has agreed to defer under such time as the Company receives funding under a major commitment.

Outstanding Equity Awards

On September 25, 2009, the Company’s Board of Directors adopted the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (the “Plan”) to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives (the “Awards”). The Awards available under the Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the Plan. The Plan reserves an aggregate of 1,000,000 shares of the Company’s Common Stock for issuance thereunder. The Plan has not yet been approved by the Company’s shareholders and must be approved prior to the next annual meeting of shareholders to be effective. No date has yet been established for the next annual meeting of shareholders or a special meeting of shareholders to approve the Plan.

Also on September 25, 2009, the Company’s Board of Directors approved the granting of non-qualified stock options (the “Options”) to its directors and certain executive officers for an aggregate of 900,000 underlying shares. As the Plan has not yet been approved by the Company’s shareholders, the Options have not yet been accounted for or issued. Upon issuance, the five-year Options will have a fixed exercise price of $0.30 per share and the underlying shares of the Options will vest at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary date of the grant. Upon approval of the Plan, the following individuals will received Options to purchase underlying shares of the Company’s Common Stock: Robert Cambridge (Option for 200,000 underlying shares), Charles Richardson (Option for 200,000 underlying shares), Kimberly Sarubbi (Option for 150,000 underlying shares), Andrew Golden (Option for 150,000 underlying shares), Robin Tjon (Option for 150,000 underlying shares), and Shaneeka James (Option for 50,000 underlying shares).

Compensation of Directors

Since June 17, 2008, the Company has not paid any compensation to its directors for their service. We have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursements for reasonable travel and other out-of-pocket expenses in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director.

Compensation Arrangements with Executive Management

As of the Closing of the Transaction, all employment and other compensation arrangements with the Company’s executive officers who served prior to the date of the Transaction were terminated.

As the Company’s Chief Executive Officer, Robert Cambridge received $16,000 from July through October 2009. In November 2009, he began to provide his consulting services through ChristiBob Marketing Consultants, Inc.

Donald R. Mastropietro has agreed to serve as the Company’s Chief Financial Officer for $36,000 per year. Mr. Mastropietro has agreed to defer all compensation until such time as the Company receives funding under a major commitment.

Charles Richardson serves as the Company’s President and is paid $4,000 per month in consulting fees for his services.

There are no other agreements or arrangements under which any executive officer of the Company or its operating subsidiary is paid.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following alphabetical table sets forth the ownership, as of December 31, 2009, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise listed below, the address of each person is c/o AMHN, Inc. at 100 North First Street, Suite 104, Burbank, California 91502. Except as set forth below, applicable percentages are based upon 15,790,210 shares of Common Stock outstanding as of March 12, 2010.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class

Robert Cambridge Chairman of the Board, Chief Executive Officer, Director	Common	0	*

Charles Richardson President and Director	Common	0	*

Donald R. Mastropietro Chief Financial Officer, VP Finance, Treasurer	Common	684,684	4.34%

Kimberly Sarubbi (2) Director	Common	4,108,107	26.02%

Robin Tjon(3) Secretary and Director	Common	4,108,107	26.02%

Andrew Golden Director	Common	0	*

Sky Kelley(4)	Common	3,423,422	21.68%

All directors and executive officers as a group (6 persons):	Common	8,900,898	56.37%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and general includes voting or investment power with respect to securities. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that said listed stockholder is or will be a direct or indirect beneficial owner of those shares.

(2)	Includes 4,108,107 shares beneficially owned by Saddle Ranch Productions, Inc., a corporation for which Ms. Sarubbi serves as President and sole director.
(3)	Includes 4,108,107 shares beneficially owned by Seatac Digital Resources, Inc., a corporation for which Ms. Tjon serves as President and sole director.
(4)

Ms. Kelley is a former officer and director of the Company. Effective December 31, 2009, Ms. Kelley had resigned from all positions and is no longer an employee, officer or director of the Company or the Company’s subsidiary.

*	Less than one percent.

Under Rule 144 promulgated under the Securities Act, our officers and directors may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about the Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC. As no shares owned by our directors and officers have been held for the required one-year time period, no shares are eligible to be sold at this time.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Promissory Notes

On June 1, 2009, Seatac Digital Resources, Inc. (“Seatac”) made a loan of $100,000 to America’s Minority Health Network under a demand promissory note that accrues interest at the rate of five percent (5%) per annum.

On July 21, 2009, Seatac made a loan of $100,000 to America’s Minority Health Network under a demand promissory note that accrues interest at the rate of five percent (5%) per annum.

On September 2, 2009, Seatac made a loan of $100,000 to America’s Minority Health Network under a demand promissory note that accrues interest at the rate of five percent (5%) per annum.

On October 7, 2009, Seatac made a loan of $100,000 to America’s Minority Health Network under a demand promissory note that accrues interest at the rate of five percent (5%) per annum.

On November 4, 2009, Seatac made a loan of $100,000 to America’s Minority Health Network under a demand promissory note that accrues interest at the rate of five percent (5%) per annum.

On November 20, 2009, Seatac made a loan of $50,000 to America’s Minority Health Network under a demand promissory note that accrues interest at the rate of five percent (5%) per annum.

On December 30, 2009, Seatac made a loan of $50,000 to America’s Minority Health Network under a demand promissory note that accrues interest at the rate of five percent (5%) per annum.

Seatac is a major shareholder of the Company and its President and sole Director, Robin Tjon, serves as one of our Company’s directors.

Loan Commitments

On June 30, 2009, Seatac issued a letter of commitment to America’s Minority Health Network that in order to assure working capital for the network, Seatac was prepared to loan America’s Minority Health Network up to $500,000. As of December 31, 2009, Seatac had provided $500,000 thereunder.

On November 1, 2009, Seatac issued a letter of commitment to America’s Minority Health Network for funding in the form of short term loans in the aggregate amount of up to $500,000 to cover the operations of the Company’s subsidiary. As of December 31, 2009, no funds had been loaned thereunder.

Seatac is a major shareholder of the Company and its President and sole Director, Robin Tjon, serves as one of our directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed in the years ended December 31, 2009 and 2008 for professional services rendered by Ronald R. Chadwick, P.C. for the audit of the Company’s annual financial statements and quarterly review of the financial statements included in its Form 10-K or services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year were $20,690 and $15,690 respectively.

The aggregate fees billed in the year ended December 31, 2009 for professional services rendered by KBL, LLP for the audit of the Company’s annual financial statements was $13,500.

Audit-Related Fees. For the fiscal years ended December 31, 2009 and 2008, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal years ended December 31, 2009 and 2008, the Company was billed a total of $6,000 and $5,000 respectively, by an accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements and general accounting services.

Tax Fees. For the fiscal years ended December 31, 2009 and 2008, we incurred aggregate fees and expenses of $0 and $2,500 respectively (to Ronald R. Chadwick, P.C.).

All Other Fees. We incurred no other fees for the 2009 and 2008 fiscal years.

(Remainder of page intentionally left blank.)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exh.	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)

2.2	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(4)

3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(3)

3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc.*

3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(4)

4.1	July 27, 2009	Registration Rights Agreement with Terrance Lane, LLC(2)

10.1	June 1, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000(3)

10.2	June 30, 2009	Loan Commitment Letter from Seatac Digital Resources, Inc. to America’s Minority Health Network, Inc. (2)

10.3	July 21, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000(3)

10.4	August 2, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000(3)

10.5	September 11, 2009	Agreement with Global Arena Capital Corp.(3)

10.6	October 7, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000(3)

10.7	November 1, 2009	Seatac Digital Resources, Inc. Funding Commitment(3)

10.8	November 4, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $100,000(3)

10.9	November 13, 2009	Standard Sublease with Peterson and Bradford, LLP(3)

10.10	November 20, 2009	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $50,000*

10.11	January 22, 2010	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $50,000*

10.12	February 1, 2010	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $50,000.*

10.13	March 1, 2010	Promissory Note from America’s Minority Health Network, Inc. to Seatac Digital Resources, Inc. for $50,000.*

10.14	March 10, 2010	Loan Commitment Letter from Seatac Digital Resources, Inc. to America’s Minority Health Network, Inc.*

14.1	December 31, 2009	Code of Business Conduct and Ethics for 2010*

14.2	December 31, 2009	Code of Ethics for Financial Executives for 2010*

14.3	December 31, 2009	Insider Trading Policy for 2010*

21.1	March 17, 2010	List of Subsidiaries*

31.1	March 17, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	March 17, 2010	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	March 17, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	March 17, 2010	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed with the Commission on July 29, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 8-K filed with the Commission on August 27, 1985 and incorporated herein by reference.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AMHN, Inc.

We have audited the accompanying consolidated balance sheet of AMHN, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period April 2, 2009 (Inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMHN, Inc. as of December 31, 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period April 2, 2009 (Inception) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
March 17, 2010

AMHN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2009

ASSETS

Current Assets:
Cash	$42,066
Accounts receivable	10,568
Prepaid expenses and other current assets	17,238

Total current assets	69,872

Fixed Assets:
Fixed assets, net of accumulated depreciation of $48,536	382,760

Other Assets:
Segment library, net of accumulated amortization of $27,667	382,333
Security deposit	14,800

Total other assets	397,133

Total assets	$849,765

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$229,044
Accrued expenses	331,073
Promissory notes payable - related parties	600,000
Other current related party liabilities	700

Total current liabilities	1,160,817

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock - par value $0.10; 50,000,000 shares authorized; 15,790,210 shares issued and outstanding at December 31, 2009	1,579,021
Additional paid in capital	—
Accumulated deficit	(1,890,073)

Total stockholders’ equity (deficit)	(311,052)

Total liabilities and stockholders’ equity (deficit)	$849,765

The accompanying footnotes are an integral part of these consolidated financial statements.

AMHN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD APRIL 2, 2009 (INCEPTION) THROUGH DECEMBER 31, 2009

Operating Revenues	$10,569
Cost of Revenue	—

Gross Profit	10,569

Operating expenses:
Operating costs	43,152
General and administration	1,318,478
Sales and marketing	218,421
Depreciation and amortization	76,203

Total operating expense	1,656,254

Operating loss	(1,645,685)

Other income and (expense)
Interest expense	(8,856)

Total other income (expense)	(8,856)

Loss before taxes	(1,654,541)
Provision for income taxes	—

Net loss	$(1,654,541)

Earnings Per Share, Basic and Diluted:
Net loss	$(0.23)

Weighted Average Number of Shares Outstanding (Post-Split)	7,264,707

The accompanying footnotes are an integral part of these consolidated financial statements.

AMHN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2008 TO DECEMBER 31, 2009

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2008	1,862,229	$186,223	$315,456	$(107,794)	$23,653	$417,538

Issuance of common stock for deferred consulting fees	1,500,000	150,000	100,000	—	—	250,000

Purchase of treasury stock	—	—	—	(46,570)	—	(46,570)

Treasury shares cancellation	(309,510)	(30,951)	(123,413)	154,364		—

Dividend	—	—	—	—	(206,719)	(206,719)

Net loss	—	—	—	—	(395,552)	(395,552)

Balance, December 31, 2008	3,052,719	305,272	292,043	—	(578,618)	18,697

Effect of merger and recapitalization pursuant to execution of Security Exchange Agreement, net of 1,935,000 shares being cancelled	12,162,491	1,216,249	(512,043)	—	343,086	1,047,292

Stock issued for services	575,000	57,500	220,000	—	—	277,500

Net loss	—	—	—	—	(1,654,541)	(1,654,541)

Balance, December 31, 2009	15,790,210	$1,579,021	$—	$—	$(1,890,073)	$(311,052)

The accompanying footnotes are an integral part of these consolidated financial statements.

AMHN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD APRIL 2, 2009 (INCEPTION) THROUGH DECEMBER 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,654,541)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	48,536
Amortization of intangible assets	27,667
Shares issued for services	744,168
Liabilities assumed in reverse merger with Croff	42,079
Effect of recapitalization	(100,679)
Changes in assets and liabilities:
Accounts receivables	(10,568)
Prepaid expenses	(17,238)
Security deposit	(14,800)
Accounts payable	229,044
Accrued expenses	288,994

Net cash flows used in operating activities	(417,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of site equipment	(420,000)
Purchase of segments for library	(410,000)
Purchase of furniture and office equipment	(11,296)

Net cash flows used in investing activities	(841,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	600,700
Proceeds from issuance of common shares	700,000

Net cash flows provided by financing activities	1,300,700

Increase in cash	42,066
Cash, beginning of period	—

Cash, end of period	$42,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—

Cash paid for income taxes	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated in Utah in 1907 under the name Croff Mining Company (“Croff”). The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, the Company’s operations consisted entirely of oil and natural gas production. Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level, although it continued to file reports required under the Securities Exchange Act of 1934. As a result of the spin-off, Croff was a “shell company” under the rules of the Securities and Exchange Commission (“SEC”).

Agreement and Plan of Reorganization

On July 6, 2009, Croff entered into an Agreement and Plan of Reorganization (the “Agreement”) with AMHN Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of Croff (“Merger Sub”), America’s Minority Health Network, Inc., a Delaware corporation (“America’s Minority Health Network”) and the major shareholders of the America’s Minority Health Network (the “Major Shareholders”). The terms of the Agreement provide for (i) the transfer of 100% of the issued and outstanding shares of common stock of America’s Minority Health Network in exchange for the issuance to the shareholders of American’s Minority Health Network of an aggregate of 13,693,689 shares of common stock of Croff (the “Croff Common Stock”) at a conversion ratio where one share of America’s Minority Health Network is converted into 13,693.689 shares of Croff; (ii) the resignations of the Company’s officers and directors prior to the consummation of the Agreement and the election and appointment of officers and directors as directed by America’s Minority Health Network; and (iii) America’s Minority Health Network to become a wholly owned subsidiary of Croff. A full description of the terms of the Agreement (the “Transaction”) is set forth in the Agreement as filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2009.

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

As a result of the Transaction, Croff ceased being a shell company. The sole business of Croff became that of its operating subsidiary, America’s Minority Health Network. Croff experienced a change in control and the former shareholders of America’s Minority Health Network acquired control of the Company. For accounting purposes, the Transaction was treated as a reverse merger. As a result of the Transaction, the figures contained in the financial statements are those of America’s Minority Health Network, the operating company.

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Agreement with Global Arena Capital Corp.

On September 11, 2009, the Company’s Board of Directors approved an agreement with Global Arena Capital Corp. (the “Global Agreement”) through which Global Arena Capital Corp. (“Global”) would serve as the Company’s exclusive placement agent in an attempt to raise up to five million dollars ($5,000,000) through the offer and sale by the Company of its securities. Under a related private placement memorandum (“PPM”), the Company offered twenty-five (25) units for the purchase price of two hundred thousand dollars ($200,000) each (the “Offering”). Each unit consisted of 200,000 shares of the Company’s Common Stock and a detachable, transferable Warrant to purchase 70,000 shares of the Company’s Common Stock. The Warrant was exercisable in whole or in part during the five-year period following issuance at an exercise price of $1.10 per share. The Offering period was for sixty (60) days and could be extended for an additional sixty (60) day period. No funds were raised under the Offering and the Offering was closed on January 9, 2010.

Upon execution of the Global Agreement, the Company agreed to pay a retainer to Global through the issuance of 76,075 Warrants exercisable for one cent ($0.01) which represented one half of one percent (0.50%) of the then issued and outstanding shares of Common Stock of the Company. The Warrants were accounted for in the third quarter of 2009, but have not yet been issued. The Warrants have not been registered under the Securities Act or the securities laws of any state, and such securities will be issued in reliance upon exemptions from the registration requirements of such laws, which depend in part, on the intent of the warrant holder not to make distribution of such securities.

Name Change

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

Business Overview

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

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Business Overview (Continued)

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently (and as of December 31,2009), 145 (and 120) offices have subscribed to the service and are receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

Accounting Standard Codification

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

Going Concern

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America, and assume that the Company will continue as a going concern. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been entirely met with funds raised through loans from a strategic vendor and shareholder of the Company. There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Going Concern (Continued)

These financial statements have been prepared on a going concern basis which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of only $10,569 since inception and has an accumulated deficit of $1,890,073 through December 31, 2009. The Company needs to raise additional funds to carry out its business plan.

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

Fixed Assets

The Company prepays for equipment and installation of sites. As the sites are installed and commissioned, the cost of the sites is moved from the prepaid asset into fixed assets at a useful life of 3 years and stated at cost, less accumulated depreciation. Depreciation commences on the first day of the month following the installation of the sites and is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company has 120 sites commissioned as of December 31, 2009. Depreciation of $48,536 was recorded through December 31, 2009.

Segment Library

The segment library is reflected as intangible assets on the accompanying condensed consolidated balance sheet with a useful life of 5 years. These costs represent the production costs relating to producing the segments that will be presented in the professional offices. Production costs of the segments that have not been placed into service are reflected as prepaid production costs. Upon the segments being placed into service, the Company transfers these costs to the segment library. Management has determined the life of the segment library to be 5 years. As of December 31, 2009, the Company has 41 segments available for play on its network. The Company amortizes the segments commencing on the first day of the month following the segments placed into service. Amortization expense for the period April 2, 2009 (Inception) through December 31, 2009 was $27,667.

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period. At no time has the Company issued common stock for a period that exceeds one year.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

December 31, 2009

Net loss	$(1,654,541)

Weighted-average common shares outstanding (Basic)	7,264,707

Weighted-average common stock equivalents
Stock options	-0-
Warrants	-0-

Weighted-average common shares outstanding (Diluted)	7,264,707

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

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

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

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 17, 2010, the date the financial statements were issued.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)

existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll-forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 10,000,000 shares of no par value preferred stock authorized. No preferred shares have been issued.

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock at $0.10 par value per share (“Common Stock”) and as of December 31, 2009 and as of the date of this filing has 15,790,210 shares of Common Stock issued and outstanding.

On July 27, 2009, as part of the acquisition of the Company’s subsidiary, the Company:

(i)	effected a forward stock split on a basis of 3:1 which increased the issued and outstanding shares of Common Stock from 1,017,573 to 3,052,719, and this change was reflected retroactive in accordance with rules and regulations of SAB Topic 4C.

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

On September 25, 2009, the Company authorized the issuance of 350,000 shares of restricted Common Stock valued at $105,000 in exchange for consulting services and authorized the issuance of an aggregate of 510,000 shares of its Common Stock valued at $153,000 pursuant to a Form S-8 registration statement (“Form S-8”). The restricted shares have not yet been issued, and the Company has not yet filed the Form S-8. Related to these shares, the Company has included $258,000 in accrued expenses on the accompanying financial statements and anticipates the filing of the Form S-8 and the issuance of the restricted common stock in the first quarter of 2010.

On September 28, 2009, the Company issued 450,000 shares of stock valued at $112,500 in exchange for consulting services.

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock (continued)

On October 20, 2009, the Company issued 125,000 shares of its restricted Common Stock to Alliance Advisors, LLC pursuant to an Investor Relations Consulting Agreement.

2009 Long Term Incentive Compensation Plan

On September 25, 2009, the Company’s board of directors approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (the “Plan”) containing one million shares that may be issued to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company. The Plan must be ratified by the Company’s shareholders prior to the next annual meeting of shareholders. In conjunction with approval of the Plan and after ratification of the Plan by the Company’s shareholders, the Company’s board of directors approved the granting of non-qualified stock options (the “Options”) to officers and employees of the Company for an aggregate of 900,000 underlying shares. The exercise price of the Options will be fixed at $0.30 per share with the underlying shares vesting at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary dates of the grant. The Options expire five (5) years from the date that the Options are fully vested. The Plan has not yet been approved by the Company’s shareholders and none of these options have been issued as of December 31, 2009.

Warrant(s) to Purchase Common Stock

A summary of the Company’s Warrant(s) and related information follows as of December 31, 2009 follows:

	Number of Shares Under Warrant(s)	Range of Warrant(s) Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2008	-0-	$-0-	$-0-
Granted(1)	76,075	0.01	0.01
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at December 31, 2009	76,075	$0.01	$0.01

(1)	Granted and accrued for but not issued.

The valuation methodology used to determine the fair value of the Warrant(s) issued was the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the Warrant(s).

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrant(s) and is calculated by using the average daily historical stock prices through the day preceding the grant date. Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Warrant(s) to Purchase Common Stock (Continued)

year during the expected life of the award. The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

The weighted average fair value of Warrant(s) granted and the assumptions used in the Black-Scholes-Merton model during the year ended December 31, 2009 are set forth in the table below.

Weighted average fair value of Warrant(s) granted	$0.30
Risk-free interest rate	0.98%
Volatility	129.39%
Expected life	2
Dividend yield	0.00%

$22,138 is included in accrued expenses reflecting the value of the 76,075 Warrant(s).

NOTE 4 – LOANS PAYABLE – RELATED PARTY

The Company’s subsidiary has an unsecured loan payable outstanding with Seatac Digital Resources, Inc. (“Seatac”), the Company’s systems integrator and shareholder. Seatac provided necessary working capital of $700 for the Company in their initial period to assist them in the payment of certain payables. There is no interest on this unsecured loan which is due on demand and is included in other current related party liabilities on the accompanying financial statements.

On June 1, 2009, Seatac loaned the Company’s subsidiary $100,000 under a demand promissory note that accrues interest at the rate of five percent (5) per annum. Interest has been accrued and is included in accrued expenses on the accompanying financial statements.

On June 30, 2009, Seatac provided a commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses of the Company’s subsidiary (the “June Loan Commitment”). Seatac subsequently provided $500,000 in loans under the June Loan Commitment and the Company’s subsidiary issued demand promissory notes as follows: July 21, 2009 for $100,000; September 2, 2009 for $100,000; October 7, 2009 for $100,000; November 4, 2009 for $100,000; November 20, 2009 for $50,000; and December 30, 2009 for $50,000 (the “Demand Notes”). The Demand Notes accrue interest at five percent (5%) per annum. Interest of $8,856 has been expensed and accrued and is included in the accompanying financial statements.

On November 1, 2009, Seatac provided a commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses of the Company’s subsidiary (the “November Loan Commitment”). No loans were provided under the November Loan Commitment in the year ended December 31, 2009.

Seatac is a major shareholder of the Company and its President and sole Director, Robin Tjon, serves as one of our Company’s directors.

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 5 – ACCRUED EXPENSE

At December 31, 2009, accrued expenses consisted of the following:

Accrued consulting fees	$258,000
Dividends payable	42,079
Accrued professional fees	22,138
Accrued interest	8,856

$331,073

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

On November 13, 2009, the Company relocated its principal offices to 100 North First Street, Suite 104, Burbank, California 91502 where it subleases 2,010 square feet of furnished office space. As a condition of the sublease, the Subleasor required that Seatac be listed as a co-Sublessee with the Company’s subsidiary. The one-year and eleven and one-half month lease, expiring on October 31, 2011, was guaranteed by Seatac and calls for base lease payments of $4,905 per month. The Company paid $22,352 to cover a security deposit of $14,800 and rent from November 26 through December 31, 2009. Rent expense, excluding taxes, by year for term of this sublease is as follows: 2010-$58,859; and 2011-$49,049.

AMHN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 7 – PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. As of December 31, 2009, there is no provision for income taxes, current or deferred.

At December 31, 2009, deferred tax assets consist of the following:

Net operating loses	$646,000
Valuation Allowance	(646,000)

$-0-

At December 31, 2009, the Company had a net operating loss carry forward of approximately $1,900,000, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended December 31, 2009 is summarized as follows:

2009
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	3.3
Valuation allowance	30.7

0%

NOTE 8 – SUBSEQUENT EVENTS

The PPM Offering was closed on January 9, 2010 after no funds were raised.

Pursuant to the above-mentioned November Loan Commitment, Seatac loaned the Company’s subsidiary $50,000 on each of January 22, 2010, February 1, 2010, and March 1, 2010 under demand promissory notes (the “Demand Notes”). The Demand Notes accrue interest at the rate of five percent (5%) per annum.

On March 10, 2010, Seatac provided a third commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses of the Company’s subsidiary (the “March Loan Commitment”). To date, no loans have been provided under the March Loan Commitment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Robert Cambridge	March 17, 2010	/s/ Robert Cambridge

Principal Financial Officer	Donald R. Mastropietro	March 17, 2010	/s/ Donald R. Mastropietro

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Robert Cambridge	Chief Executive Officer	March 17, 2010
Robert Cambridge

By:	/s/ Donald R. Mastropietro	Chief Financial Officer	March 17, 2010
Donald R. Mastropietro