Form 10-Q
period 2010-03-31
AMHN, Inc.
filed 2010-04-26
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

N/A

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

The number of shares outstanding of the Issuer’s Common Stock as of April 26, 2010 was 15,790,209.

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

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2010 (unaudited) and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010	4

Unaudited Consolidated Statement of Stockholders’ Deficit for the period from January 1, 2008 through March 31, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010	6

Notes to Condensed Consolidated Financial Statements	7

AMHN, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS
Current Assets:
Cash	$48,049	$42,066
Accounts receivable	15,329	10,568
Prepaid expense	1,981	17,238

Total current assets	65,359	69,872

Fixed Assets:
Fixed assets, net of accumulated depreciation of $85,936 and $48,536 at March 31, 2010 and December 31, 2009, respectively	397,860	382,760

Other Assets:
Segment library, net of accumulated amortization of $48,167 and $27,667 at March 31, 2010 and December 31, 2009, respectively	361,833	382,333
Security deposit	14,800	14,800

Total current assets	376,633	397,133

Total assets	$839,852	$849,765

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$359,413	$229,044
Accrued expenses	338,883	331,073
Promissory notes payable - related party	800,000	600,000
Other current related party liabilities	—	700

Total current liabilities	1,498,296	1,160,817

Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock - par value $0.001; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.10; 50,000,000 shares authorized; 15,790,209 shares issued and outstanding	1,579,021	1,579,021
Additional paid-in capital	—	—
Accumulated deficit	(2,237,465)	(1,890,073)

Total stockholders’ deficit	(658,444)	(311,052)

Total liabilities and stockholders’ deficit	$839,852	$849,765

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
Operating revenues	$15,329	$—
Cost of revenues	—	—

Gross profit	15,329	—

Operating expenses:
Operating costs	32,625	—
General and administration	180,469	—
Sales and marketing	83,196	—
Depreciation and amortization	57,900	—

Total operating expense	354,190	—

Operating loss	(338,861)	—
Other income and (expense):
Interest expense	(8,531)	—

Loss before taxes	(347,392)	—
Provision for income taxes	—	—

Net loss	$(347,392)	$—

Loss per share, basic and diluted	$(0.02)	$—

Weighted average number of shares outstanding	15,790,209	—

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2008 TO MARCH 31, 2010

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2008	620,743	$62,074	$439,605	$(107,794)	$23,653	$417,538
Issuance of common stock for deferred consulting fees	500,000	50,000	200,000	—	—	250,000
Purchase of treasury stock	—	—	—	(46,570)	—	(46,570)
Treasury shares cancellation	(103,170)	(10,317)	(144,047)	154,364		—
Dividend	—	—	—	—	(206,719)	(206,719)
Net loss	—	—	—	—	(395,552)	(395,552)

Balance, December 31, 2008	1,017,573	101,757	495,558	—	(578,618)	18,697
Effect of merger and recapitalization pursuant to execution of Security Exchange Agreement	14,197,636	1,419,764	(715,558)	—	343,086	1,047,292
Stock issued for services	575,000	57,500	220,000	—	—	277,500
Net loss	—	—	—	—	(1,654,541)	(1,654,541)

Balance, December 31, 2009	15,790,209	1,579,021	—	—	(1,890,073)	(311,052)
Net loss	—	—	—	—	(347,392)	(347,392)

Balance, March 31, 2010	15,790,209	$1,579,021	$—	$—	$(2,237,465)	$(658,444)

The accompanying footnotes are an integral part of these consolidated financial statements.

AMHN, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(347,392)	$—
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	37,400	—
Amortization of intangible assets	20,500	—
Changes in assets and liabilities
Accounts receivable	(4,760)	—
Prepaid expense	15,257	—
Accounts payable	130,367	—
Accrued expenses	7,811	—

Net cash flows used in operating activities	(140,817)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of site equipment	(52,500)	—

Net cash flows used in investing activities	(52,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related party	200,000	—
Repayment of related party advances	(700)	—

Net cash flows provided by financing activities	199,300	—

Increase in cash	5,983	—
Cash, beginning of period	42,066	—

Cash, end of period	$48,049	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2009 Form 10-K filed with the SEC on March 17, 2010, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On July 27, 2009, the Closing Date of the Transaction pursuant to the terms and conditions of the Agreement, Croff acquired 100% of the issued and outstanding shares of America’s Minority Health Network in exchange for the issuance of an aggregate of 13,693,689 shares of Croff Common Stock. In accordance with the provisions of this triangulated merger, Merger Sub merged with and into America’s Minority Health Network as of the Effective Date of the Agreement, as that term is defined therein. Upon consummation of the Agreement

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Agreement and Plan of Reorganization (Continued)

and all transactions contemplated therein, the separate existence of Merger Sub ceased, Croff became the surviving parent corporation, and America’s Minority Health Network became its wholly owned subsidiary (the “Company’s subsidiary”).

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently, 160 offices have subscribed to the service with 140 offices live and receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

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

Going Concern

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America, and assume that the Company will continue as a going concern. Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been entirely met with funds raised through loans from a strategic vendor and shareholder of the Company. There is no assurance that additional funds will

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Going Concern (continued)

be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

These financial statements have been prepared on a going concern basis which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of only $25,897 since inception and has an accumulated deficit of $2,237,465 through March 31 2010. The Company needs to raise additional funds to carry out its business plan.

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

Fixed Assets

The Company currently has 135 sites commissioned live as of this filing. Depreciation commences on the first day of the month following the installation of the sites and is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. Depreciation of $85,936 was recorded through March 31 2010.

Segment Library

The segment library is reflected as intangible assets on the accompanying condensed consolidated balance sheet with a useful life of 5 years. These costs represent the production costs relating to producing the segments that will be presented in the professional offices. Management has determined the life of the segment library to be 5 years. As of March 31, 2010, the Company has 41 segments available for play on its network. The Company amortizes the segments commencing on the first day of the month following the segments placed into service. Amortization expense for the period April 2, 2009 (Inception) through March 31, 2010 was $48,167.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

March 31, 2010
Net loss	$(347,392)

Weighted-average common shares outstanding (Basic)	15,790,209

Weighted-average common stock equivalents
Stock options	-0-
Warrants	-0-

Weighted-average common shares outstanding (Diluted)	15,790,209

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management will evaluate their tax positions on an annual basis.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through April 26, 2010, the date the financial statements were issued.

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

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

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock at $0.10 par value per share (“Common Stock”) and as of March 31, 2010 and as of the date of this filing has 15,790,209 shares of Common Stock issued and outstanding.

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock (Continued)

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

2009 Long Term Incentive Compensation Plan

On September 25, 2009, the Company’s board of directors approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (the “Plan”) containing one million shares that may be issued to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company. The Plan must be ratified by the Company’s shareholders prior to the next annual meeting of shareholders. In conjunction with approval of the Plan and after ratification of the Plan by the Company’s shareholders, the Company’s board of directors approved the granting of non-qualified stock options (the “Options”) to officers and employees of the Company for an aggregate of 900,000 underlying shares. The exercise price of the Options will be fixed at $0.30 per share with the underlying shares vesting at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary dates of the grant. The Options expire five (5) years from the date that the Options are fully vested. The Plan has not yet been approved by the Company’s shareholders and none of these options have been issued as of this filing.

Warrant(s) to Purchase Common Stock

A summary of the Company’s Warrant(s) and related information as of March 31, 2010 follows:

	Number of Shares Under Warrant(s)	Range of Warrant(s) Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2008	-0-	$-0-	$-0-
Granted(1)	76,075	0.01	0.01
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at December 31, 2009	76,075	0.01	0.01
Granted(1)	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at March 31, 2010	76,075	$0.01	$0.01

(1)	Granted and accrued for but not issued.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

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

NOTE 4 – LOANS PAYABLE – RELATED PARTY

The Company’s subsidiary had an unsecured loan payable outstanding with Seatac Digital Resources, Inc. (“Seatac”), the Company’s systems integrator and shareholder. Seatac provided necessary working capital of $700 for the Company in their initial period to assist them in the payment of certain payables. There was no interest on this unsecured loan which was repaid in March 2010.

On June 1, 2009, Seatac loaned the Company’s subsidiary $100,000 under a demand promissory note that accrues interest at the rate of five percent (5) per annum. Interest has been accrued and is included in accrued expenses on the accompanying financial statements.

On June 30, 2009, Seatac provided a commitment letter to the Company to loan up to an additional $500,000 in the form of short term loans to cover operating expenses of the Company’s subsidiary (the “June Loan Commitment”). Seatac subsequently provided $500,000 in loans under the June Loan Commitment and the Company’s subsidiary issued demand promissory notes as follows: July 21, 2009 for $100,000; September 2, 2009 for $100,000; October 7, 2009 for $100,000; November 4, 2009 for $100,000; November 20, 2009 for $50,000; and December 30, 2009 for $50,000 (the “2009 Demand Notes”). The 2009 Demand Notes accrued interest at five percent (5%) per annum.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 4 – LOANS PAYABLE – RELATED PARTY (Continued)

On November 1, 2009, Seatac provided a commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses of the Company’s subsidiary (the “November Loan Commitment”). Through March 31, 2010, Seatac provided $200,000 in loans under the November Loan Commitment and the Company’s subsidiary issued demand promissory notes as follows: January 22, 2010 for $50,000; February 1, 2010 for $50,000; March 1, 2010 for $50,000; and March 31, 2010 for $50,000 (the “2010 Demand Notes”). The 2010 Demand Notes accrued interest at five percent (5%) per annum. Interest of $8,531 has been expensed and accrued for the 2009 and 2010 Demand Notes and is included in the accompanying financial statements.

On March 10, 2010, Seatac provided a third commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses of the Company’s subsidiary (the “March Loan Commitment”). To date, no funds have been provided under the March Loan Commitment.

On April 1, 2010, the Company converted all $800,000 due under the 2009 and 2010 Demand Notes into a 4% Secured Promissory Note which is due in one lump sum payment on June 30, 2010, unless extended. For further information, see Note 8, Subsequent Events.

Seatac is a major shareholder of the Company and its President and sole Director, Robin Tjon, serves as one of our Company’s directors.

NOTE 5 – ACCRUED EXPENSES

At March 31, 2010 and December 31, 2009, accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Accrued consulting fees	$258,000	$258,000
Dividends payable	41,358	42,079
Accrued professional fees	22,138	22,138
Accrued interest	17,387	8,856

	$338,883	$331,073

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

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

On November 13, 2009, the Company relocated its principal offices to 100 North First Street, Suite 104, Burbank, California 91502 where it subleases 2,010 square feet of furnished office space. As a condition of the sublease, the Subleasor required that Seatac be listed as a co-Sublessee with the Company’s subsidiary. The one-year and eleven and one-half month lease, expiring on October 31, 2011, was guaranteed by Seatac and calls for base lease payments of $4,905 per month. The Company paid $22,352 to cover a security deposit of $14,800 and rent from November 26 through December 31, 2009. Rent expense, excluding taxes, by year for term of this sublease is as follows: 2010-$58,859; and 2011-$49,049. Rent expense for the three months ended March 31, 2010 is $15,885.

NOTE 7– PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. As of March 31, 2010, there is no provision for income taxes, current or deferred.

At March 31, 2010, deferred tax assets consist of the following:

Net operating loses	$761,000
Valuation Allowance	(761,000)

$-0-

At March 31, 2010, the Company had a net operating loss carry forward of approximately $2,237,000, available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 7– PROVISION FOR INCOME TAXES (Continued)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended March 31, 2010 is summarized as follows:

2010
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	3.3
Valuation allowance	30.7

0%

NOTE 8 – SUBSEQUENT EVENTS

On April 1, 2010, the Company issued a 4% Secured Promissory Note (the “Note”) in the principal base amount of $800,000 (the “Principal Base Amount”) to Seatac pursuant to the terms of that certain Note Purchase Agreement (the “Note Purchase Agreement”) of even date therewith. As consideration for the Note, Seatac surrendered certain promissory notes previously issued by the Company to Seatac (collectively known as the “Prior Notes”), specifically set forth as follows:

•	the Promissory Note dated June 1, 2009 for $100,000,

•	the Promissory Note dated July 21, 2009 for $100,000,

•	the Promissory Note dated September 2, 2009 for $100,000,

•	the Promissory Note dated October 7, 2009 for $100,000,

•	the Promissory Note dated November 4, 2009 for $100,000,

•	the Promissory Note dated November 20, 2009 for $50,000,

•	the Promissory Note dated December 31, 2009 for $50,000,

•	the Promissory Note dated January 22, 2010 for $50,000,

•	the Promissory Note dated February 1, 2010 for $50,000,

•	the Promissory Note dated March 1, 2010 for $50,000, and

•	the Promissory Note dated March 31, 2010 for $50,000.

The Principal Base Amount of the Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of four percent (4%), is due in one lump sum payment on June 30, 2010 (the “Maturity Date”). The Note provides that the Note will automatically renew on the Maturity Date for additional ninety (90) day periods (the “Extended Maturity Date”) unless ten (10) days prior to the Extended Maturity Date the Holder provides written notice to the Company of its intent not to renew. If the Company commits any Event of Default (as defined in the Note Purchase Agreement), then the unpaid principal amount of, and accrued interest on, the Note may be accelerated by Seatac and become due and payable, whereupon the interest rate shall be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.

The Note Purchase Agreement contains a number of negative covenants with which the Company must comply so long as the Note remains outstanding. Such negative covenants include, but are not limited to, restrictions on the Company’s ability to (i) declare or pay any dividends or to purchase, redeem or otherwise acquire or retire any shares of the Company’s capital stock; (ii) effect any reclassification, combination or reverse stock split of the Company’s Common Stock; (iii) create, incur or assume any lien or other encumbrance

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

MARCH 31, 2010

NOTE 8 – SUBSEQUENT EVENTS (Continued)

(with limited exceptions as set forth in the Note Purchase Agreement); (iv) create, incur or assume (directly or indirectly) any indebtedness (with limited exceptions as set forth in the Note Purchase Agreement); (v) enter into a Change in Control Transaction (as defined in the Note Purchase Agreement); (vi) amend the Company’s Articles of Incorporation or Bylaws; and (vii) enter into any transactions with affiliates.

As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of its subsidiary, America’s Minority Health Network, pursuant to the terms of a Stock Pledge and Escrow Agreement of even date therewith. Repayment of the Note is guaranteed by the Company’s subsidiary and is also secured by a blanket lien encumbering the assets of the Company and its Subsidiary.

Seatac is a major shareholder of the Company and its President and sole Director, Robin Tjon, serves as one of our Company’s directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s consolidated financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

Overview

The Company was incorporated in Utah in 1907 under the name Croff Mining Company (“Croff”). The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, Croff’s operations consisted entirely of oil and natural gas production. Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level, although it continued to file reports required under the Securities Exchange Act of 1934. As a result of the spin-off, Croff was a “shell company” under the rules of the SEC.

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

On November 1, 2009, Seatac provided a second commitment for funding in the form of short term loans that in the aggregate amount up to $500,000 to cover operations of the Company’s subsidiary. Subsequently, Seatac provided $200,000 to the Company’s subsidiary under the funding commitment. On March 10, 2010, Seatac provided a third commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses. To date, no loans have been provided under the March Loan Commitment.

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

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently, 160 offices have subscribed to the service with 140 offices live and receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

The Company’s Common Stock trades on the Over-the-Counter Bulletin Board under symbol “AMHN.”

Recent Events

On April 1, 2010, the Company issued a 4% Secured Promissory Note (the “Note”) in the principal base amount of $800,000 (the “Principal Base Amount”) to Seatac pursuant to the terms of that certain Note Purchase Agreement (the “Note Purchase Agreement”) of even date therewith. As consideration for the Note, Seatac surrendered certain promissory notes previously issued by the Company to Seatac (collectively known as the “Prior Notes”), specifically set forth as follows:

•	the Promissory Note dated June 1, 2009 for $100,000,

•	the Promissory Note dated July 21, 2009 for $100,000,

•	the Promissory Note dated September 2, 2009 for $100,000,

•	the Promissory Note dated October 7, 2009 for $100,000,

•	the Promissory Note dated November 4, 2009 for $100,000,

•	the Promissory Note dated November 20, 2009 for $50,000,

•	the Promissory Note dated December 31, 2009 for $50,000,

•	the Promissory Note dated January 22, 2010 for $50,000,

•	the Promissory Note dated February 1, 2010 for $50,000,

•	the Promissory Note dated March 1, 2010 for $50,000, and

•	the Promissory Note dated March 31, 2010 for $50,000.

The Principal Base Amount of the Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of four percent (4%), is due in one lump sum payment on June 30, 2010 (the “Maturity Date”). The Note provides that the Note will automatically renew on the Maturity Date for additional ninety (90) day periods (the “Extended Maturity Date”) unless ten (10) days prior to the Extended Maturity Date the Holder provides written notice to the Company of its intent not to renew. If the Company commits any Event of Default (as defined in the Note Purchase Agreement), then the unpaid principal amount of, and accrued interest on, the Note may be accelerated by Seatac and become due and payable, whereupon the interest rate shall be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.

The Note Purchase Agreement contains a number of negative covenants with which the Company must comply so long as the Note remains outstanding. Such negative covenants include, but are not limited to, restrictions on the Company’s ability to (i) declare or pay any dividends or to purchase, redeem or otherwise acquire or retire any shares of the Company’s capital stock; (ii) effect any reclassification, combination or reverse stock split of the Company’s Common Stock; (iii) create, incur or assume any lien or other encumbrance (with limited exceptions as set forth in the Note Purchase Agreement); (iv) create, incur or assume (directly or indirectly) any indebtedness (with limited exceptions as set forth in the Note Purchase Agreement); (v) enter into a Change in Control Transaction (as defined in the Note Purchase Agreement); (vi) amend the Company’s Articles of Incorporation or Bylaws; and (vii) enter into any transactions with affiliates.

As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of its subsidiary, America’s Minority Health Network, pursuant to the terms of a Stock Pledge and Escrow Agreement of even date therewith. Repayment of the Note is guaranteed by the Company’s subsidiary and is also secured by a blanket lien encumbering the assets of the Company and its subsidiary.

The foregoing description of the Note Purchase Agreement, the Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in its entirety, by reference to each agreement, copies of which are attached as exhibits to the Current Report on Form 8-K filed with the SEC on April 7, 2010, which Form 8-K and exhibits are incorporated herein by reference.

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

Results for the three month period ended March 31, 2010

Revenues and Cost of Revenues

AMHN had revenues of $15,329 during the above referenced period.

Sales and Operating Expenses

AMHN’s sales expenses consisted of travel expenses, attendance at selected conferences, and mailing expenses while our operating expenses consisted of costs associated with service and maintenance of the programming provided via broadband delivery to subscribing offices. Sales and operating expenses for the above referenced period were $115,821.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $180,469.

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

As of March 31, 2010, AMHN’s cash balance was $48,049. Outstanding debt as of March 31, 2010 totaled $1,498,296 including $800,000 in loans from a related party and $357,933 in accounts payable to related parties. The Company’s working capital deficit as of March 31, 2010 was $1,432,937.

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations.

As further discussed in Item 1. Business, the Company initially received a loan from Seatac for $100,000 which was then followed by three funding commitment letters from Seatac for $500,000 each. The Company received $500,000 under the first funding commitment and $200,000 under the second funding commitment for an aggregate of $800,000 to date; however, the funding commitment letters are non-binding and there is no guarantee that the funds will be received by the Company. Should funding from the second and third funding commitment letters be received by the Company, we would have sufficient financial resources to continue our business plan for an additional six (6) months.

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

Evaluation of Disclosure Controls and Procedures

Mr. Cambridge, the Company’s Chief Executive Officer, and Donald R. Mastropietro, the Company’s Chief Financial Officer, have evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, they concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three-month period ending March 31, 2010, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended March 31, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors, which are described in more detail in our Form 10-K filed with the SEC on March 17, 2010. See also “Caution Regarding Forward Looking Statements” within this Form 10-Q.

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

On September 28, 2009, the Company issued 450,000 shares of Common Stock valued at $112,500 in exchange for consulting services.

On October 21, 2009, the Company issued 125,000 shares of its restricted Common Stock as a retainer to Alliance Advisors, LLC.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exh.	Date	Description

2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)

2.2	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(4)

3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(3)

3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc. (5)

3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(4)

10.00	April 1, 2010	Note Purchase Agreement by and between the Company and Seatac Digital Resources, Inc. for a loan for $800,000(3)

10.01	April 1, 2010	4% Secured Promissory Note from the Company to Seatac Digital Resources, Inc. for $800,000(6)

10.02	April 1, 2010	Stock Pledge and Escrow Agreement by and between the Company and Seatac Digital Resources, Inc. (6)

10.03	April 1, 2010	Security Agreement by and between the Company and Seatac Digital Resources, Inc. (6)

10.04	April 1, 2010	Guarantor Security Agreement by and between America’s Minority Health Network, Inc. and Seatac Digital Resources, Inc. (6)

10.05	April 1, 2010	Guaranty Agreement by and between American’s Minority Health Network, Inc. and Seatac Digital Resources, Inc. (6)

31.1	April 26, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

31.2	April 26, 2010	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1	April 26, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	April 26, 2010	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed with the Commission on July 29, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 7, 2010 and incorporated herein by reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 26, 2010

AMHN, INC.

By:	/S/ ROBERT CAMBRIDGE
Robert Cambridge Chief Executive Officer

By:	/S/ DONALD R. MASTROPIETRO
Donald R. Mastropietro Chief Financial Officer