Form 10-Q
period 2010-06-30
AMHN, Inc.
filed 2010-08-03
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of August 3, 2010 was 16,290,209.

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

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and June 30, 2009	4

Unaudited Consolidated Statement of Stockholders’ Deficit for the period from January 1, 2008 through June 30, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

AMHN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$3,677	$165
Accounts receivable	9,055	-
Prepaid expense	-	3,000
Assets of discontinued operations-current	70,433	66,708

Total current assets	83,165	69,873

Fixed Assets:
Fixed assets, net of accumulated depreciation of $62,106 and $0 at June 30, 2010 and December 31, 2009, respectively	218,916	-

Assets of discontinued operations-non-current	870,608	779,893

Other Assets:
Segment library, net of accumulated amortization of $7,872 and $0 at June 30, 2010 and December 31, 2009, respectively	5,623	-
Goodwill	288,443	-

Total other assets	294,066	-

Total assets	$1,466,755	$849,766

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$676,590	$90,186
Accrued expenses	335,397	217,216
Liabilities of discontinued operations-current	1,332,299	853,416

Total current liabilities	2,344,286	1,160,818

Total liabilities	2,344,286	1,160,818

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.10; 50,000,000 shares authorized; 16,290,209 and 15,790,209 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,629,021	1,579,021
Accumulated deficit	(2,506,552)	(1,890,073)

Total stockholders’ deficit	(877,531)	(311,052)

Total liabilities and stockholders’ deficit	$1,466,755	$849,766

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues	$5,734	$-	$5,734	$-

Operating expenses:
Operating costs	6,943	-	6,943	-
General and administration	74,334	-	204,348	-
Sales and marketing	-	-	-	-
Depreciation and amortization	8,733	-	8,733	-

Total operating expense	90,010	-	220,024	-

Other income and (expense):
Interest expense	-	-	-	-

Loss from continuing operations before taxes	(84,276)	-	(214,290)	-
Provision for income taxes	-	-	-	-

Loss from continuing operations	(84,276)	-	(214,290)	-

Loss from discontinued operations	(184,811)	-	(402,189)	-

Net loss	$(269,087)	$-	$(616,479)	$-

Net loss per share:
From continuing operations, basic and diluted	$(0.01)	$-	$(0.01)	$-
From discontinued operations, basic and diluted	(0.01)	-	(0.03)	-

Net loss per share, basic and diluted	$(0.02)	$-	$(0.04)	$-

Weighted average number of shares outstanding	15,894,604	-	15,842,695	-

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2008 TO JUNE 30, 2010

			Additional
	Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, January 1, 2008	620,743	$62,074	$439,605	$(107,794)	$23,653	$417,538

Issuance of common stock for deferred consulting fees	500,000	50,000	200,000	-	-	250,000

Purchase of treasury stock	-	-	-	(46,570)	-	(46,570)

Treasury shares cancellation	(103,170)	(10,317)	(144,047)	154,364	-	-

Dividend	-	-	-	-	(206,719)	(206,719)

Net loss	-	-	-	-	(395,552)	(395,552)

Balance, December 31, 2008	1,017,573	101,757	495,558	-	(578,618)	18,697

Effect of merger and recapitalization pursuant to execution of Security Exchange Agreement	14,197,636	1,419,764	(715,558)	-	343,086	1,047,292

Stock issued for services	575,000	57,500	220,000	-	-	277,500

Net loss	-	-	-	-	(1,654,541)	(1,654,541)

Balance, December 31, 2009	15,790,209	1,579,021	-	-	(1,890,073)	(311,052)

Stock issued to acquire Spectrum Health Network, Inc.	500,000	50,000	-	-	-	50,000
Net loss	-	-	-	-	(616,479)	(616,479)

Balance, June 30, 2010	16,290,209	$1,629,021	$-	$-	$(2,506,552)	$(877,531)

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net loss	$(616,479)	$-
Adjustments to reconcile net loss to net cash flows from operating activities - continuing operations:
Depreciation	8,021	-
Amortization of intangible assets	712	-
Cash received in acquisition of Spectrum Health Network, Inc.	2,844	-
Changes in assets and liabilities
Accounts receivable	59	-
Prepaid expense	9,023	-
Accounts payable	120,563	-
Accrued expenses	94,327	-

Net cash flows used in operating activities	(380,930)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

DISCONTINUED OPERATIONS:
Operating activities	297,942	-
Investing activities	(213,500)	-
Financing activities	300,000	-

Net cash flows provided by discontinued operations	384,442	-

Increase in cash	3,512	-
Cash, beginning of period	165	-

Cash, end of period	$3,677	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accounts receivable	$5,793	$-
Fixed assets	231,580	-
Intangible assets	6,748	-
Accounts payable	(461,272)	-
Accrued expenses	(18,448)	-
Goodwill	288,443	-
Common stock issued by AMHN, Inc.	(50,000)	-

Cash from acquisition of Spectrum Health Network, Inc.	$2,844	$-

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

On September 23, 2009, the Company’s Board of Directors approved the redomicile of the Company from Utah to Nevada and approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (“LTIP”). On March 28, 2010, the Company’s Board of Directors approved a revision to the Plan to increase the number of shares available for issuance to an aggregate of 1,500,000 shares. All other provisions of the Plan remain unchanged. The Company subsequently approved a change in the par value of the Company’s Common and Preferred Stock to $0.001 per share. On July 20, 2010, the Company’s shareholders who own an aggregate of 8,900,898 shares (or 55%) of the Company’s outstanding shares approved the actions.

Acquisition of Spectrum Health Network, Inc.

On June 1, 2010, AMHN entered into an Agreement and Plan of Reorganization (the “Spectrum Acquisition Agreement”) with Spectrum Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of AMHN (“Merger Sub”), Spectrum Health Network, Inc., a Delaware corporation (“Spectrum”) and the sole shareholder of Spectrum (the “Sole Shareholder”). The terms of the Spectrum Acquisition Agreement provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of Spectrum to AMHN in exchange for the issuance to the Sole Shareholder of Spectrum of an aggregate of 500,000 shares of common stock of AMHN (the “AMHN Common Stock”) at a conversion ratio where one share of Spectrum is converted into 500 shares of AMHN; (ii) AMHN’s assumption of all the assets and liabilities of Spectrum; (iii) the officers and directors of Spectrum to retain their respective positions in the Merger Sub; and (iv) Spectrum to become a wholly owned subsidiary of AMHN.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Acquisition of Spectrum Health Network, Inc. (Continued)

On June 11, 2010, the Closing Date of the Transaction pursuant to the terms and conditions of the Acquisition Agreement, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock. In accordance with the provisions of this triangulated merger, Merger Sub was merged with and into Spectrum as of the Effective Date of the Acquisition Agreement, the separate existence of Merger Sub ceased, and Spectrum became a wholly owned subsidiary of AMHN. In conjunction with the Acquisition Agreement, AMHN assumed the assets and liabilities of Spectrum totaling approximately $247,000 and $480,000, respectively. The excess of the purchase price over the net liabilities assumed was recorded as goodwill on the consolidated balance sheet.

Discontinued Operations

On July 30, 2010, the Company and Seatac sent joint instruction to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America's Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark. The Company’s settlement with Seatac did not include the surrender of Spectrum or the satisfaction of a trade payable to Seatac in the amount of $455,061. (See Note 5).

Business Overview

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

America’s Minority Health Network currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Currently, 174 offices have subscribed to the service with 141 offices live and receiving programming. Our rollout plan calls for one thousand (1,000) subscribing locations in our first phase. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

Spectrum sells its network to independent physician associations (“IPAs”) and currently has 152 offices subscribed to the service with 126 live sites. Spectrum’s new business plan is to market as a subscription service for a one-time fee of $3,500 per location for each system, plus an ongoing monthly service fee ranging from $102 to $250 per month per location. To date, Spectrum has not converted any of its existing client base to a subscription service. If Spectrum is able to convert its existing client base to a subscription service, then at the

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Business Overview (Continued)

lowest price threshold, Spectrum expects to net approximately $13,000 per month in network maintenance revenue. Spectrum has developed a primary target list of prospective IPAs which, if subscribed, would represent a minimum of 640 potential locations, with each location supporting its own system. There are approximately 3,500 IPAs operating in the United States. Of this total, an estimated 2,000 fall under the category of the “Staff Model” where staff are fulltime employees directed under a corporate management structure; another 1,500 are considered a “Staff/Hybrid Model” where the IPA is created to facilitate a Primary Care Group and still enable specialized physicians to maintain their own practices, but also the benefits of achieving economies of scale from the formation of an association to operate and help manage their practice.

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

These financial statements have been prepared on a going concern basis which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of only $5,734 since inception from continuing operations and has an accumulated deficit of $2,506,552 through June 30, 2010. The Company needs to raise additional funds to carry out its business plan.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Fixed Assets

The Company currently has 267 live sites commissioned as of this filing, 126 sites are continuing operations and 141 sites are discontinued operations. Depreciation commences on the first day of the month following the installation of the sites and is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. Depreciation of $62,106 for continuing operations and $125,125 for discontinued operations was recorded through June 30, 2010.

Segment Library

The segment library is reflected as intangible assets on the accompanying condensed consolidated balance sheet with a useful life of 5 years. These costs represent the production costs relating to producing the segments that will be presented in the professional offices. Management has determined the life of the segment library to be 5 years. As of June 30, 2010, the Company has 55 segments available for play on its discontinued operations network. The Company amortizes the segments commencing on the first day of the month following the segments placed into service. Amortization expense was $7,872 for continuing operations and $71,667 for discontinued operations for the period April 2, 2009 (Inception) through June 30, 2010.

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discontinued Operations

The gains and losses from the disposition of certain income-producing assets and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

Revenue Recognition

The Company generates revenue from the sale of advertising spots on its network. The revenue will be recognized in the month in which the spots run.

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

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net loss	$(616,479)	$-0-

Weighted-average common shares outstanding (Basic)	15,842,695	-0-
Weighted-average common stock equivalents:
Stock options	-0-	-0-
Warrants	-0-	-0-

Weighted-average common shares outstanding (Diluted)	15,842,695	-0-

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management will evaluate their tax positions on an annual basis.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through August 3, 2010, the date the financial statements were issued.

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 10,000,000 shares of no par value preferred stock authorized. No preferred shares have been issued. On July 20, 2010, the Company’s shareholders approved a change in the par value of the Company’s Preferred Stock to $0.001 per share.

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock at $0.10 par value per share (“Common Stock”) and as of June 30, 2010 and as of the date of this filing has 16,290,209 shares of Common Stock issued and outstanding. On July 20, 2010, the Company’s shareholders approved a change in the par value of the Company’s Common Stock to $0.001 per share.

On July 27, 2009, as part of the acquisition of the Company’s subsidiary, the Company:

(i)

effected a forward stock split on a basis of 3:1 which increased the issued and outstanding shares of Common Stock from 1,017,573 to 3,052,719, and this change was reflected retroactive in accordance with rules and regulations of SAB Topic 4C,

(ii)	accepted from a shareholder the surrender of and canceled 1,935,000 shares of Common Stock which were returned to the Company’s authorized but unissued shares,

(iii)	issued 403,802 shares to the same shareholder who surrendered the above-mentioned shares, and

(iv)	issued 13,693,689 shares of its Common Stock to the shareholders of America’s Minority Health Network in exchange for 100% of the shares of America’s Minority Health Network.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock (Continued)

On September 25, 2009, the Company authorized the issuance of 350,000 shares of restricted Common Stock valued at $105,000 in exchange for consulting services and authorized the issuance of an aggregate of 510,000 shares of its Common Stock valued at $153,000 pursuant to a Form S-8 registration statement (“Form S-8”). The restricted shares have not yet been issued, and the Company has not yet filed the Form S-8. Related to these shares, the Company has included $258,000 in accrued expenses on the accompanying financial statements and anticipates the filing of the Form S-8 and the issuance of the restricted common stock in the third quarter of 2010.

On September 28, 2009, the Company issued 450,000 shares of stock valued at $112,500 in exchange for consulting services.

On October 20, 2009, the Company issued 125,000 shares of its restricted Common Stock to Alliance Advisors, LLC pursuant to an Investor Relations Consulting Agreement.

On June 11, 2010, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock. See NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION for further details of the transaction.

2009 Long Term Incentive Compensation Plan

The Company’s Board of Directors and shareholders approved the LTIP on September 25, 2009 and July 20, 2010 respectively. The LTIP contains one million five hundred thousand shares that may be issued to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company. In conjunction with approval of the Plan by the Company’s shareholders, the Board of Directors approved the granting of non-qualified stock options (the “Options”) to officers and employees of the Company for an aggregate of 900,000 underlying shares. The exercise price of the Options is fixed at $0.30 per share with the underlying shares vesting at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary dates of the grant. The Options expire five (5) years from the date that the Options are fully vested.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Warrant(s) to Purchase Common Stock

A summary of the Company’s Warrant(s) to Purchase Common Stock (the “Warrant(s)”) and related information as of June 30, 2010 follows:

	Number of Shares Under Warrant(s)	Range of Warrant(s) Price Per Share	Weighted Average Exercise Price

Balance at December 31, 2008	-0-	$-0-	$-0-
Granted(1)	76,075	0.01	0.01
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at December 31, 2009	76,075	0.01	0.01
Granted(1)	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at June 30, 2010	76,075	$0.01	$0.01

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Warrant(s) to Purchase Common Stock (Continued)

The weighted average fair value of the Warrant(s) granted and the assumptions used in the Black-Scholes-Merton model used to value the 76,075 Warrant(s) listed in the table above are set forth in the table below.

Weighted average fair value of Warrant(s) granted	$0.30
Risk-free interest rate	0.98%
Volatility	129.39%
Expected life	2
Dividend yield	0.00%

$22,138 is included in accrued expenses reflecting the value of the 76,075 Warrant(s).

NOTE 4– LOANS PAYABLE – RELATED PARTY

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

On November 1, 2009, Seatac provided a commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses of the Company’s subsidiary (the “November Loan Commitment”). Through March 31, 2010, Seatac provided $200,000 in loans and the Company’s subsidiary issued demand promissory notes as follows: January 22, 2010 for $50,000; February 1, 2010 for $50,000; March 1, 2010 for $50,000; and March 31, 2010 for $50,000 (the “2010 Demand Notes”).

Interest accrued at five percent (5%) per annum on the 2009 Demand Notes and the 2010 Demand Notes. Interest of $8,856 is included in the accompanying financial statements.

On March 10, 2010, Seatac provided a third commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses of the Company’s subsidiary (the “March Loan Commitment”). Seatac provided no funds under the third commitment letter and subsequently withdrew it.

The demand promissory notes from both the June and November Loan Commitments accrue interest at five percent (5%) per annum.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 4– LOANS PAYABLE – RELATED PARTY (Continued)

On April 1, 2010, the Company issued a 4% Secured Promissory Note (the “April 2010 Note”) in the principal base amount of $800,000 (the “Principal Base Amount”) to Seatac pursuant to the terms of that certain Note Purchase Agreement (the “Note Purchase Agreement”) of even date therewith. As consideration for the April 2010 Note, Seatac surrendered certain promissory notes previously issued by the Company to Seatac (collectively known as the “Prior Notes”), specifically set forth as follows:

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

The Principal Base Amount of the April 2010 Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on June 30, 2010 (the “Maturity Date”). In May and June 2010, Seatac advanced the Company an aggregate of $100,000 of additional funds under the April 2010 Note. The April 2010 Note provides that the April 2010 Note will automatically renew on the Maturity Date for additional ninety (90) day periods (the “Extended Maturity Date”) unless ten (10) days prior to the Extended Maturity Date the Holder provides written notice to the Company of its intent not to renew. If the Company commits any Event of Default (as defined in the Note Purchase Agreement), then the unpaid principal amount of, and accrued interest on, the April 2010 Note may be accelerated by Seatac and become due and payable, whereupon the interest rate shall be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.

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

As security for the Company’s obligations under the Note Purchase Agreement and the April 2010 Note, the Company pledged all of the capital stock of its subsidiary, America’s Minority Health Network, pursuant to the terms of a Stock Pledge and Escrow Agreement of even date therewith. Repayment of the April 2010 Note is guaranteed by the Company’s subsidiary and is also secured by a blanket lien encumbering the assets of the Company and its Subsidiary.

Seatac is a major shareholder of the Company.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 5 – DISCONTINUED OPERATIONS

On July 1, 2010, pursuant to the terms of the 4% Secured Promissory Note (“April 2010 Note”), Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010. On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438. The Company’s obligation to repay the April 2010 Note is (i) secured by a pledge by the Company of all of the capital stock of the Company’s subsidiaries owned as of or acquired after the date of the April 2010 Note, pursuant to the terms of a Stock Pledge and Escrow Agreement dated April 1, 2010; (ii) guaranteed by the Company’s subsidiary, America’s Minority Health Network pursuant to a Guaranty Agreement dated April 1, 2010; and (iii) secured by a blanket lien encumbering the assets of the Company and the Company’s subsidiaries pursuant to Security Agreements dated April 1, 2010.

Payment of principal, interest and late charges under the April 2010 Note became past due, and as a result of the default, on July 30, 2010, Seatac informed the Company that it intended to exercise its remedies pursuant to which it may accept collateral in satisfaction of the Company’s obligations. More particularly, Seatac stated that it intended to accept the following collateral in full satisfaction of the $981,438 due under the April 2010 Note: (i) all rights, title and interest of AMHN in the 1,000 shares of common stock of America’s Minority Health Network, (ii) all rights, title and interest of AMHN in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark, and (iii) all books and records of America’s Minority Health Network held by AMHN (collectively, the “Collateral”).

Given the Company’s unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Seatac, it agreed and consented to Seatac’s exercise of its remedies under the April 2010 Note and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438, and that the debt is secured by a first priority security interest in all of the assets of the Company and its subsidiaries. Accordingly, on July 30, 2010, the Company and Seatac sent joint instruction to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America’s Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark. The Company’s settlement with Seatac did not include the surrender of Spectrum nor the satisfaction of a trade payable to Seatac in the amount of $455,061.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations. All historical statements have been restated in accordance with GAAP. Summarized financial information for discontinued operations for the six month period ended June 30, 2010 and year ended December 31, 2009.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

	Balances at
	June 30, 2010	December 31, 2009
Assets of discontinued operations
Cash	$55,340	$41,901
Accounts receivable	13,856	10,569
Other current assets	1,238	14,238

Total current assets	70,434	66,708

Fixed assets, net	377,474	382,760
Intangible assets, net	478,333	382,333
Other assets	14,800	14,800

Total non-current assets	870,607	779,893

Total assets of discontinued operations	$941,041	$846,601

Liabilities of discontinued operations
Accounts payable	$406,413	$138,860
Note payable	900,000	600,000
Accrued interest	25,886	8,856
Other current liabilities	-0-	105,700

Total current liabilities	1,332,299	853,416

Total liabilities of discontinued operations	$1,332,299	$853,416

NOTE 6 – ACCRUED EXPENSES

At June 30, 2010 and December 31, 2009, accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Accrued consulting fees	$258,000	$175,137
Dividends payable	41,359	42,079
Accrued professional fees	22,138	0
Leases payable	13,900	0

	$335,397	$217,216

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 8– PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. As of June 30, 2010, there is no provision for income taxes, current or deferred.

At June 30, 2010, deferred tax assets consist of the following:

Net operating loses	$852,000
Valuation Allowance	(852,000)

$-0-

At June 30, 2010, the Company had a net operating loss carry forward of approximately $2,506,000, available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 8– PROVISION FOR INCOME TAXES (Continued)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2010 is summarized as follows:

2010
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	3.3
Valuation allowance	30.7

0%

NOTE 9 – SUBSEQUENT EVENTS

Approval of Redomicile, Change in Par Value and Option Plan

On July 20, 2010, the Company’s shareholders approved the redomicile from Utah to Nevada, a change of the par value of the Company’s Common and Preferred Stock to $0.001 per share, and the LTIP. In conjunction with approval of the Plan by the Company’s shareholders, the Board of Directors had previously approved the granting of non-qualified stock options (the “Options”) to officers and employees of the Company for an aggregate of 900,000 underlying shares. The exercise price of the Options is fixed at $0.30 per share with the underlying shares vesting at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary dates of the grant. The Options expire five (5) years from the date that the Options are fully vested.

Default on Seatac Loan

Pursuant to the terms of the April 2010 Note, on July 1, 2010, Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010. On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438. The Company’s obligation to repay the April 2010 Note was (i) secured by a pledge by the Company of all of the capital stock of the Company’s subsidiaries owned as of or acquired after the date of the April 2010 Note, pursuant to the terms of a Stock Pledge and Escrow Agreement dated April 1, 2010; (ii) guaranteed by the Company’s subsidiary, America’s Minority Health Network pursuant to a Guaranty Agreement dated April 1, 2010; and (iii) secured by a blanket lien encumbering the assets of the Company and the Company’s subsidiaries pursuant to Security Agreements dated April 1, 2010.

Given our unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Seatac, we agreed and consented to Seatac’s exercise of its remedies under the April 2010 Note and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438, and that the debt is secured by a first priority security interest in all of the assets of the Company and its subsidiaries. Accordingly, on July 30, 2010, the Company and Seatac sent joint instruction to the escrow agent pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America’s Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark. The Company’s settlement with Seatac did not include the surrender of Spectrum nor the satisfaction of a trade payable to Seatac in the amount of $455,061.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 9 – SUBSEQUENT EVENTS (Continued)

Default on Seatac Loan (Continued)

In conjunction with the settlement, Robert Cambridge and Charles Richardson resigned their positions as officers and directors of America’s Minority Health Network.

Change in Officers and Directors

On July 30, 2010, Larry Newman resigned as President and a director of Spectrum. His resignation was not the result of a disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Robert Cambridge was elected to serve as Interim President until a replacement could be identified and qualified.

On August 2, 2010, Andrew Golden, Charles Richardson, and Kimberly Sarubbi resigned as directors of the Company. Their resignations were not the result of a disagreement with the Company or any matter relating to the Company’s operations, policies or practices. After the resignations, Robert Cambridge continued to serve as the Company’s sole officer and director.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s condensed consolidated financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

On September 23, 2009, the Company’s Board of Directors approved the redomicile of the Company from Utah to Nevada and approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (“LTIP”). On March 28, 2010, the Company’s Board of Directors approved a revision to the Plan to increase the number of shares available for issuance to an aggregate of 1,500,000 shares. All other provisions of the Plan remain unchanged. The Company subsequently approved a change in the par value of the Company’s Common and Preferred Stock to $0.001 per share. On July 20, 2010, the Company’s shareholders who own an aggregate of 8,900,898 shares (or 55%) of the Company’s outstanding shares approved the actions.

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

On November 1, 2009, Seatac provided a second commitment for funding in the form of short term loans that in the aggregate amount up to $500,000 to cover operations of the Company’s subsidiary. Through March 31, 2010, Seatac provided $200,000 to the Company’s subsidiary under the funding commitment.

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

On March 10, 2010, Seatac provided a third commitment letter to loan up to an additional $500,000 in the form of short term loans to cover operating expenses. No loans were made pursuant to the third commitment letter and in July 2010, Seatac informed the Company that it did not intend to advance the Company additional funds and withdrew the funding commitment.

On April 1, 2010, the Company issued a 4% Secured Promissory Note (the “April 2010 Note”) in the principal base amount of $800,000 (the “Principal Base Amount”) to Seatac pursuant to the terms of that certain Note Purchase Agreement (the “Note Purchase Agreement”) of even date therewith. As consideration for the April 2010 Note, Seatac surrendered certain promissory notes previously issued by the Company to Seatac (collectively known as the “Prior Notes”), specifically set forth as follows:

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

The Principal Base Amount of the April 2010 Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of four percent (4%), is due in one lump sum payment on June 30, 2010 (the “Maturity Date”). In April and May 2010, Seatac advanced the Company an aggregate of $100,000 of additional funds under the April 2010 Note. The April 2010 Note provides that it will automatically renew on the Maturity Date for additional ninety (90) day periods (the “Extended Maturity Date”) unless ten (10) days prior to the Extended Maturity Date the Holder provides written notice to the Company of its intent not to renew. If the Company commits any Event of Default (as defined in the Note Purchase Agreement), then the unpaid principal amount of, and accrued interest on, the April 2010 Note may be accelerated by Seatac and become due and payable, whereupon the interest rate shall be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.

The Note Purchase Agreement contains a number of negative covenants with which the Company must comply so long as the April 2010 Note remains outstanding. Such negative covenants include, but are not limited to, restrictions on the Company’s ability to (i) declare or pay any dividends or to purchase, redeem or otherwise acquire or retire any shares of the Company’s capital stock; (ii) effect any reclassification, combination or reverse stock split of the Company’s Common Stock; (iii) create, incur or assume any lien or other encumbrance (with limited exceptions as set forth in the Note Purchase Agreement); (iv) create, incur or assume (directly or indirectly) any indebtedness (with limited exceptions as set forth in the Note Purchase Agreement); (v) enter into a Change in Control Transaction (as defined in the Note Purchase Agreement); (vi) amend the Company’s Articles of Incorporation or Bylaws; and (vii) enter into any transactions with affiliates.

As security for the Company’s obligations under the Note Purchase Agreement and the April 2010 Note, the Company pledged all of the capital stock of its subsidiary, America’s Minority Health Network, pursuant to the terms of a Stock Pledge and Escrow Agreement of even date therewith. Repayment of the April 2010 Note is guaranteed by the Company’s subsidiary and is also secured by a blanket lien encumbering the assets of the Company and its subsidiary. The foregoing description of the Note Purchase Agreement, the April 2010 Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in its entirety, by reference to each agreement, copies of which are attached as exhibits to the Current Report on Form 8-K filed with the SEC on April 7, 2010, which Form 8-K and exhibits are incorporated herein by reference.

On June 1, 2010, AMHN entered into an Agreement and Plan of Reorganization (the “Spectrum Acquisition Agreement”) with Spectrum Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of AMHN (“Merger Sub”), Spectrum Health Network, Inc., a Delaware corporation (“Spectrum”) and the sole shareholder of Spectrum (the “Sole Shareholder”). The terms of the Spectrum Acquisition Agreement provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of Spectrum to AMHN in exchange for the issuance to the Sole Shareholder of Spectrum of an aggregate of 500,000 shares of common stock of AMHN (the “AMHN Common Stock”) at a conversion ratio where one share of Spectrum is converted into 500 shares of AMHN; (ii) AMHN’s assumption of all the assets and liabilities of Spectrum; (iii) the officers and directors of Spectrum to retain their respective positions in the Merger Sub; and (iv) Spectrum to become a wholly owned subsidiary of AMHN. On June 11, 2010, the Closing Date of the Transaction pursuant to the terms and conditions of the Acquisition Agreement, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock. In accordance with the provisions of this triangulated merger, Merger Sub was merged with and into Spectrum as of the Effective Date of the Acquisition Agreement, the separate existence of Merger Sub ceased, and Spectrum became a wholly owned subsidiary of AMHN. In conjunction with the Acquisition Agreement, AMHN assumed the assets and liabilities of Spectrum totaling approximately $237,000 and $493,000 respectively. The foregoing description of the Spectrum Acquisition Agreement is qualified, in its entirety, by reference to the agreement, a copy of which was attached as an exhibit to the Current Report on Form 8-K filed with the SEC on June 14, 2010, which Form 8-K and exhibit is incorporated herein by reference.

On June 18, 2010, Seatac gave the Company a ten (10) day notice that it did not intend to renew the April 2010 Note to extend the Maturity Date for an additional ninety (90) days; therefore, the entire sum of principal and interest of $925,885 due under the April 2010 Note became payable on June 30, 2010. The Company failed to pay the April 2010 Note on June 30, 2010. For further information, please see Recent Events herein.

Through June 30, 2010, the Company had two operating, wholly owned subsidiaries; namely America’s Minority Health Network and Spectrum Health Network. America’s Minority Health Network is a place-based provider of digital video education for medical practices who primarily service minorities. Research has shown that due to socioeconomic and sociopolitical issues, African-Americans suffer from exceptionally high mortality and morbidity rates. Lack of proper healthcare education has been cited as one of the factors leading to higher health risks for the African-American community. The Company’s subsidiary provides a digital platform to increase African-American health education awareness that can increase the longevity and well-being of African-American men and women, while providing relevant advertising of related products. The Company’s subsidiary has created a viable solution to meet the needs of physicians who are constantly searching for ways to better inform their patients and for advertisers that are searching for ad space to communicate specific products to African-Americans.

The Company’s subsidiary currently provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. As of June 30, 2010, 174 offices have subscribed to the service with 141 offices live and receiving programming. Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience. Medical office waiting rooms provide a captive audience with the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

Spectrum Health Network a digital signage waiting room network built for the multispecialty group practice and independent physician associations (“IPA”). Spectrum was developed to be an extension of the medical practice, enabling the group practice to relay custom produced health-specific educational based content to patients while they waited to see their physician. Spectrum provides its clients with a powerful tool for practice enhancement, patient communications and as a viable method to deliver educational initiatives. Spectrum uses HD 32” LCD flat panel commercial monitors, a digital signage media player, and an EnQii remote transfer platform to manage the playlist content for each site. The right side of the viewing screen is dedicated to the medical group/IPA. Currently, 152 offices have subscribed to the service with 126 live sites installed across seventy-two (72) independent buildings servicing eight (8) different IPAs in the California and New York markets and one location operating as a test site in Atlanta, Georgia. Of these locations, fifty-eight (58) are located in Northern California, ten (10) in Southern California, and two (2) in New York. Spectrum has an additional 26 sites under contract which have not yet been installed.

Spectrum was originally founded as an ad supported network; however, Spectrum now sells its network to the IPA market as a subscription service for a one-time fee of $3,500 per location for each system, plus an ongoing monthly service fee ranging from $102 to $250 per month per location. To date, Spectrum has not converted any of its existing client base to a subscription service. If Spectrum is able to convert its existing client base to a subscription service, then at the lowest price threshold, Spectrum expects to net $13,260 per month in network maintenance revenue. Spectrum has developed a primary target list of prospective IPAs which, if subscribed, would represent a minimum of 640 potential locations, with each location supporting its own system. There are approximately 3,500 IPAs operating in the United States. Of this total, an estimated 2,000 fall under the category of the “Staff Model” where staff are fulltime employees directed under a corporate management structure; another 1,500 are considered a “Staff/Hybrid Model” where the IPA is created to facilitate a Primary Care Group and still enable specialized physicians to maintain their own practices, but also the benefits of achieving economies of scale from the formation of an association to operate and help manage their practice. According to The IPA Association of America, the average UPA has approximately 450 independent physicians. While the exact number of waiting rooms is unknown, the single most important aspect of the IPA market is its sheer size and number of offices each IPA may grow to manage.

The Company’s Common Stock trades on the Over-the-Counter Bulletin Board under symbol “AMHN.”

Recent Events

Approval of Redomicile, Change in Par Value and Option Plan

On July 20, 2010, the Company’s shareholders approved the redomicile from Utah to Nevada, a change of the par value of the Company’s Common and Preferred Stock to $0.001 per share, and the LTIP. In conjunction with approval of the Plan by the Company’s shareholders, the Board of Directors had previously approved the granting of non-qualified stock options (the “Options”) to officers and employees of the Company for an aggregate of 900,000 underlying shares. The exercise price of the Options is fixed at $0.30 per share with the underlying shares vesting at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary dates of the grant. The Options expire five (5) years from the date that the Options are fully vested.

Default on Seatac Loan

Pursuant to the terms of the April 2010 Note, on July 1, 2010, Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010. On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438. The Company’s obligation to repay the April 2010 Note is (i) secured by a pledge by the Company of all of the capital stock of the Company’s subsidiaries owned as of or acquired after the date of the April 2010 Note, pursuant to the terms of a Stock Pledge and Escrow Agreement dated April 1, 2010; (ii) guaranteed by the Company’s subsidiary, America’s Minority Health Network pursuant to a Guaranty Agreement dated April 1, 2010; and (iii) secured by a blanket lien encumbering the assets of the Company and the Company’s subsidiaries pursuant to Security Agreements dated April 1, 2010.

Payment of principal, interest and late charges under the April 2010 Note became past due, and as a result of the default, Seatac informed us that it intended to exercise its remedies pursuant to which it may accept collateral in satisfaction of the Company’s obligations. More particularly, Seatac stated that it intended to accept the following collateral in full satisfaction of the $981,438 due under the April 2010 Note: (i) all rights, title and interest of AMHN in the 1,000 shares of common stock of America’s Minority Health Network, (ii) all rights, title and interest of AMHN in the mark “America's Minority Health Network, Inc.” and the goodwill associated with such mark, and (iii) all books and records of America’s Minority Health Network held by AMHN (collectively, the “Collateral”).

Given our unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Seatac, we agreed and consented to Seatac’s exercise of its remedies under the April

2010 Note and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438 and that the debt is secured by a first priority security interest in all of the assets of the Company and its subsidiaries. Accordingly, on July 30, 2010, the Company and Seatac sent joint instruction to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America’s Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark. The Company’s settlement with Seatac did not include the surrender of Spectrum or the satisfaction of a trade payable to Seatac in the amount of $455,061. The foregoing description of the settlement documents are qualified, in its entirety, by reference to each agreement, copies of which are attached as an exhibit hereto and filed herewith, and which are incorporated herein by reference.

In conjunction with the settlement, Robert Cambridge and Charles Richardson resigned their positions as officers and directors of America’s Minority Health Network.

Changes in Officers and Directors

On July 30, 2010, Larry Newman resigned as President and a director of Spectrum. His resignation was not the result of a disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Robert Cambridge was elected to serve as Interim President until a replacement could be identified and qualified.

On August 2, 2010, Andrew Golden, Charles Richardson, and Kimberly Sarubbi resigned as directors of the Company. Their resignations were not the result of a disagreement with the Company or any matter relating to the Company’s operations, policies or practices. After the resignations, Robert Cambridge continued to serve as the Company’s sole officer and director.

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

CONTINUTING OPERATIONS

Results for the three month period ended June 30, 2010

Revenues and Cost of Revenues

AMHN had revenues of $5,734 during the above referenced period.

Sales and Operating Expenses

AMHN had no sales expenses and our operating expenses consisted of costs associated with service and maintenance of the programming provided via broadband delivery to subscribing offices. Operating expenses for the above referenced period were $6,943.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $74,334.

Results for the six month period ended June 30, 2010

Revenues and Cost of Revenues

AMHN had revenues of $5,734 during the above referenced period.

Sales and Operating Expenses

AMHN had no sales expenses and our operating expenses consisted of costs associated with service and maintenance of the programming provided via broadband delivery to subscribing offices. Operating expenses for the above referenced period were $6,943.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $204,348.

DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain income-producing assets and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

Results for the three month period ended June 30, 2010

Revenues and Cost of Revenues

AMHN had revenues of $28,935 during the above referenced period.

Sales and Operating Expenses

AMHN’s sales expenses consisted of travel expenses, attendance at selected conferences, and mailing expenses while our operating expenses consisted of costs associated with service and maintenance of the programming provided via broadband delivery to subscribing offices. Sales and operating expenses for the above referenced period were $96,210.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $44,153.

Results for the six month period ended June 30, 2010

Revenues and Cost of Revenues

AMHN had revenues of $44,264 during the above referenced period.

Sales and Operating Expenses

AMHN’s sales expenses consisted of travel expenses, attendance at selected conferences, and mailing expenses while our operating expenses consisted of costs associated with service and maintenance of the programming provided via broadband delivery to subscribing offices. Sales and operating expenses for the above referenced period were $212,031.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consisted of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the above referenced period were $94,608.

Liquidity and Capital Resources

The Company began its current operations in 2009 and has not as yet attained a level of operations which allows it to meet its current overhead. We do not know if or when we will attain profitable operations and there is no assurance that a profitable operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures related to Spectrum and the conversion of its accounts to subscriptions. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

For continuing operations, as of June 30, 2010, AMHN’s cash balance was $3,677 ($55,340 for discontinued operations). Outstanding liabilities as of June 30, 2010 totaled $2,344,286 including $676,590 in accounts payable to related parties and $1,332,299 in liabilities of discontinued operations. For continuing operations, the Company’s working capital deficit as of June 30, 2010 was $999,255 ($1,261,866 for discontinued operations).

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations. Currently, we do not have sufficient resources to continue our business plan.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 4.  Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Mr. Cambridge, currently serving as the Company’s sole officer, evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. During the most recently completed three-month period ending June 30, 2010, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended June 30, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

AMHN is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As previously mentioned herein, pursuant to and in conjunction with the Closing of the Acquisition Agreement, the Company issued 500,000 shares of its Common Stock to the shareholders of Spectrum. The 500,000 shares were issued with a restrictive legend that the shares had not been registered under the Securities Act of 1933. On the Closing Date, and after giving effect to the issuance of the 500,000 shares of AMHN Common Stock to the shareholders of Spectrum, there are 16,290,209 shares of Common Stock of AMHN issued and outstanding. The exchange of the securities pursuant to the Transaction was conducted pursuant to the exemption from registration provided by Regulation D of the Securities Act and Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities.

On April 1, 2010, the Company issued a 4% Secured Promissory Note (the “April 2010 Note”) in the principal base amount of $800,000 (the “Principal Base Amount”) to Seatac pursuant to the terms of that certain Note Purchase Agreement (the “Note Purchase Agreement”) of even date therewith. The Principal Base Amount of the April 2010 Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of four percent (4%), is due in one lump sum payment on June 30, 2010 (the “Maturity Date”). In April and May 2010, Seatac advanced the Company an aggregate of $100,000 of additional funds under the April 2010 Note. The April Note provides that it will automatically renew on the Maturity Date for additional ninety (90) day periods (the “Extended Maturity Date”) unless ten (10) days prior to the Extended Maturity Date the Holder provides written notice to the Company of its intent not to renew. Seatac gave the Company a ten (10) day notice that it did not intend to renew the April 2010 Note to extend the Maturity Date for an additional ninety (90) days; therefore, the entire sum of $925,885 (including principal of $900,000 and interest through June 30, 2010) due under the April 2010 Note became payable on June 30, 2010. The Company failed to pay the April 2010 Note on June 30, 2010.

Pursuant to the terms of the April 2010 Note, on July 1, 2010, Seatac made demand for the aggregated amount of $925,885. On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438. On July 30, 2010, the Company entered into a settlement with Seatac to satisfy the April 2010 Note by surrendering the collateral off America’s Minority Health Network. The Company’s settlement with Seatac did not include the surrender of Spectrum or the satisfaction of a trade payable to Seatac in the amount of $455,061. Details of the settlement documents are qualified in their entirety by the information presented herein at Recent Events and by Exhibit 10.10 through Exhibit 10.12 that are attached hereto and incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 20, 2010, the Company’s shareholders who own an aggregate of 8,900,898 shares (or 55%) of the Company’s outstanding shares of Common Stock, approved the Company’s redomicile from Utah to Nevada, a change in the par value of the Company’s Common and Preferred Stock to $0.001 per share, and the LTIP.

Item 5.  Other Information.

On June 4, 2010, the Company’s Board of Directors accepted the resignation of Robin Tjon as a director and as Secretary with an immediate effective date. On June 16, 2010, the Company’s Board of Directors accepted the resignation of Donald R. Mastropietro as Chief Financial Officer. The resignations of Ms. Tjon and Mr. Mastropietro were not the result of a disagreement with the Company or any matter relating to the Company’s operations, policies, or practices.

Item 6.  Exhibits.

Exh.	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (8)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(4)
3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(3)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc. (5)
3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(4)
3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada*
3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada*
3.6	n/a	Bylaws for the State of Nevada(7)
10.00	April 1, 2010	Note Purchase Agreement by and between the Company and Seatac Digital Resources, Inc. for a loan for $800,00(3)
10.01	April 1, 2010	4% Secured Promissory Note from the Company to Seatac Digital Resources, Inc. for $800,000(6)
10.02	April 1, 2010	Stock Pledge and Escrow Agreement by and between the Company and Seatac Digital Resources, Inc. (6)
10.03	April 1, 2010	Security Agreement by and between the Company and Seatac Digital Resources, Inc. (6)
10.04	April 1, 2010	Guarantor Security Agreement by and between America’s Minority Health Network, Inc. and Seatac Digital Resources, Inc. (6)
10.05	April 1, 2010	Guaranty Agreement by and between American’s Minority Health Network, Inc. and Seatac Digital Resources, Inc. (6)
10.06	n/a	AMHN, Inc. 2009 Long Term Incentive Compensation Plan(7)
10.07	June 18, 2010	Notice of Non-Renewal of April 2010 Note from Seatac Digital Resources, Inc. (9)
10.08	July 1, 2010	Notice of Default from Seatac Digital Resources, Inc. (10)
10.09	July 23, 2010	Seatac’s Proposal to Accept Collateral*
10.10	July 30, 2010	Agreement, Acknowledgment and Consent between the Company and Seatac*
10.11	July 30, 2010	Joint Direction to Release Pledged Interests from Escrow*
10.12	July 30,2010	Trademark Assignment and Agreement*
10.13	July 30, 2010	Resignation of Larry Newman*
10.14	August 2, 2010	Resignation of Andrew Golden*
10.15	August 2, 2010	Resignation of Charles Richardson*
10.16	August 2, 2010	Resignation of Kimberly Sarubbi*
31.1	August 3, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	August 3, 2010	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	August 3, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	August 3, 2010	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed with the Commission on July 29, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 7, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 25, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on July 2, 2010 and incorporated herein by reference.
*	Filed herewith.

(Signature page follows)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 3, 2010

AMHN, INC.

By:	/s/ Robert Cambridge
Robert Cambridge
Chief Executive Officer and
Principal Financial Officer