Form 10-Q
period 2010-09-30
AMHN, Inc.
filed 2010-11-05
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-16731

AMHN, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 North First Street, Suite 104, Burbank, California 91502	(424) 239-6781
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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

The number of shares outstanding of the Issuer’s Common Stock as of November 5, 2010 was 16,290,209.

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

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009	4

Unaudited Consolidated Statement of Stockholders’ Deficit for the period from January 1, 2008 through September 30, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7 - 22

AMHN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets:
Cash	$23,946	$165
Accounts receivable	4,080	—
Prepaid expense	—	3,000
Assets of discontinued operations-current	—	66,708

Total current assets	28,026	69,873

Fixed Assets:
Fixed assets, net of accumulated depreciation of $88,642 and $0 at September 30, 2010 and December 31, 2009, respectively	192,380	—

Assets of discontinued operations-non-current	—	779,893

Other Assets:
Segment library, net of accumulated amortization of $11,246 and $0 at September 30, 2010 and December 31, 2009, respectively	2,249	—
Goodwill	288,443	—

Total other assets	290,692	—

Total assets	$511,098	$849,766

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,007,824	$90,186
Accrued expenses	324,854	217,216
Advances from related party	26,000	—
Liabilities of discontinued operations-current	—	853,416

Total current liabilities	1,358,678	1,160,818

Total liabilities	1,358,678	1,160,818

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 50,000,000 shares authorized; 16,290,209 and 15,790,209 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	16,290	15,790
Additional paid in capital	1,612,731	1,563,231
Accumulated deficit	(2,476,601)	(1,890,073)

Total stockholders’ deficit	(847,580)	(311,052)

Total liabilities and stockholders’ deficit	$511,098	$849,766

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period April 2, 2009 through September 30,
	2010	2009	2010	2009

Operating revenues	$22,120	$—	$27,854	$—

Operating expenses:
Operating costs	32,625	—	39,568	—
General and administration	82,270	350,911	286,618	350,911
Depreciation and amortization	29,909	—	38,642	—

Total operating expense	144,804	350,911	364,828	350,911

Other income and (expense):
Gain on disposal of discontinued operation	59,664	—	59,664	—
Interest expense	(64,086)	—	(64,086)	—

	(4,422)	—	(4,422)	—

Loss from continuing operations before taxes	(127,106)	(350,911)	(341,396)	(350,911)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(127,106)	(350,911)	(341,396)	(350,911)

Discontinued operations:
Loss from discontinued operations	(42,972)	(140,349)	(445,161)	(672,319)
Gain from disposal of America’s Minority Health Network, Inc.	200,029	—	200,029	—

Loss from discontinued operations	157,057	(140,349)	(245,132)	(672,319)

Net income (loss)	$29,951	$(491,260)	$(586,528)	$(1,023,230)

Net loss per share:
From continuing operations, basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.06)
From discontinued operations, basic and diluted	0.01	(0.01)	(0.02)	(0.11)

Net loss per share, basic and diluted	$0.00	$(0.04)	$(0.04)	$(0.17)

Weighted average number of shares outstanding	16,290,209	11,655,566	15,995,337	5,951,846

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2008 TO SEPTEMBER 30, 2010

	Common Stock		Additional Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, January 1, 2008	620,743	$620	$501,059	$(107,794)	$23,653	$417,538

Issuance of common stock for deferred consulting fees	500,000	500	249,500	—	—	250,000
Purchase of treasury stock	—	—	—	(46,570)	—	(46,570)
Treasury shares cancellation	(103,170)	(103)	(154,261)	154,364	—	—
Dividend	—	—	—	—	(206,719)	(206,719)
Net loss	—	—	—	—	(395,552)	(395,552)

Balance, December 31, 2008	1,017,573	1,017	596,298	—	(578,618)	18,697

Effect of merger and recapitalization pursuant to execution of Security Exchange Agreement	14,197,636	14,198	690,008	—	343,086	1,047,292
Stock issued for services	575,000	575	276,925	—	—	277,500
Net loss	—	—	—	—	(1,654,541)	(1,654,541)

Balance, December 31, 2009	15,790,209	15,790	1,563,231	—	(1,890,073)	(311,052)
Stock issued to acquire Spectrum Health Network, Inc.	500,000	500	49,500	—	—	50,000
Net loss	—	—	—	—	(586,528)	(586,528)

Balance, September 30, 2010	16,290,209	$16,290	$1,612,731	$—	$(2,476,601)	$(847,580)

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010	For the Period April 2, 2009 through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net loss	$(586,528)	$(1,023,230)
Adjustments to reconcile net loss to net cash flows from operating activities - continuing operations:
Depreciation	34,556	—
Amortization of intangible assets	4,086	—
Cash received in acquisition of Spectrum Health Network, Inc.	2,844	—
Shares issued for services	—	579,168
Liabilities assumed in reverse merger with Croff	—	42,079
Effect of recapitalization	—	(100,679)
Changes in assets and liabilities
Accounts receivable	5,033	—
Prepaid expense	9,023	—
Accounts payable	451,798	2,205
Accrued expenses and other liabilities	109,784	295,006

Net cash flows used in operating activities	30,596	(205,451)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	700,000

Net cash flows provided by financing activities	—	700,000

DISCONTINUED OPERATIONS:
Operating activities	1,028,714	(136,224)
Investing activities	(285,500)	(638,500)
Financing activities	(550,000)	300,000
Gain from disposal	(200,029)	—

Net cash flows provided by discontinued operations	(6,815)	(474,724)

Increase in cash	23,781	19,825
Cash, beginning of period	165	—

Cash, end of period	$23,946	$19,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Accounts receivable	$5,793	$—
Fixed assets	231,580	—
Intangible assets	6,748	—
Accounts payable	(461,272)	—
Accrued expenses	(18,448)	—
Goodwill	288,443	—
Common stock issued by AMHN, Inc.	(50,000)	—

Cash from acquisition of Spectrum Health Network, Inc.	$2,844	$—

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

Name Change/Redomicile

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Spectrum sells its network to independent physician associations (“IPAs”) and is supported by ad revenue. Currently the company has 148 offices subscribed to the service with 124 live sites. Spectrum’s new business plan has been to market as a subscription service for a one-time fee of $3,500 per location for each system, plus an ongoing monthly service fee ranging from $102 to $250 per month per location. To date, Spectrum has not converted any of its existing clients to the subscription service. Spectrum has developed a primary target list of prospective IPAs, which if subscribed, would represent a minimum of 640 potential locations, with each location supporting its own system. There are approximately 3,500 IPAs operating in the United States. Of this total, an estimated 2,000 fall under the category of the “Staff Model” where staff are fulltime employees directed under a corporate management structure; another 1,500 are considered a “Staff/Hybrid Model” where the IPA is created to facilitate a Primary Care Group and still enable specialized physicians to maintain their own practices, but also the benefits of achieving economies of scale from the formation of an association to operate and help manage their practice.

Discontinued Operations

On July 30, 2010, the Company and Seatac sent joint instruction to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America’s Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark. The Company’s settlement with Seatac did not include the surrender of Spectrum or the satisfaction of a trade payable to Seatac in the amount of $480,465. (See Note 5). As of the transfer of America’s Minority Health Network, the Company’s sole business became that of Spectrum. The Company recognized a gain on disposal the assets and liabilities of America’s Minority health Network, Inc. of $200,029. This amount has been recorded in the statements of operations.

Business Overview

Spectrum sells its network to independent physician associations (“IPAs”) and currently has 148 offices subscribed to the service with 124 live sites. Spectrum’s new business plan is to market as a subscription service for a one-time fee of $3,500 per location for each system, plus an ongoing monthly service fee ranging from $102 to $250 per month per location. To date, Spectrum has not converted any of its existing clients to a subscription service. If Spectrum is able to convert its existing client base to a subscription service, then at the lowest price threshold, Spectrum expects to net approximately $13,000 per month in network maintenance revenue. Spectrum has developed a primary target list of prospective IPAs which, if subscribed, would represent a minimum of 640 potential locations, with each location supporting its own system. There are approximately 3,500 IPAs operating in the United States. Of this total, an estimated 2,000 fall under the

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Business Overview (Continued)

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

These financial statements have been prepared on a going concern basis which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of only $27,854 since the acquisition of Spectrum and has an accumulated deficit of $2,476,601 through September 30, 2010. The Company needs to raise additional funds to carry out its business plan.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Fixed Assets

The Company currently has 148 offices subscribed and 124 live sites commissioned as of this filing. Depreciation commences on the first day of the month following the installation of the sites and is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. Depreciation of $88,642 for continuing operations was recorded for the period from April 2, 2009 (Inception) through September 30, 2010.

Segment Library

The segment library is reflected as intangible assets on the accompanying condensed consolidated balance sheet with a useful life of 5 years. These costs represent the production costs relating to producing the segments that will be presented in the professional offices. Management has determined the life of the segment library to be 5 years. The Company amortizes the segments commencing on the first day of the month following the segments placed into service. Amortization expense was $11,246 for continuing operations for the period April 2, 2009 (Inception) through September 30, 2010.

Recoverability of Long-Lived Assets

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

SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discontinued Operations

The gains and losses from the disposition of certain income-producing assets and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions. The Company has also recognized a gain (loss) on disposal of any discontinued operations in the period the operations were disposed.

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

	Nine Months Ended September 30, 2010	For the Period April 2, 2009 through September 30, 2009

Net loss	$(586,528)	$(1,023,230)

Weighted-average common shares outstanding (Basic)	15,995,337	5,951,846
Weighted-average common stock equivalents:
Stock options	-0-	-0-
Warrants	-0-	-0-

Weighted-average common shares outstanding (Diluted)	15,995,337	5,951,846-

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

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Common Stock

The Company was authorized to issue up to 50,000,000 shares of common stock at $0.10 par value per share (“Common Stock”) and as of September 30, 2010 and as of the date of this filing has 16,290,209 shares of Common Stock issued and outstanding. On July 20, 2010, the Company’s shareholders approved a change in the par value of the Company’s Common Stock to $0.001 per share. All par value amounts and additional paid in capital amounts prior to the change have been reclassified in accordance with the staff accounting bulletin rules.

On July 27, 2009, as part of the acquisition of the Company’s former subsidiary (America’s Minority Health Network, Inc.), the Company:

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Common Stock (Continued)

On September 25, 2009, the Company authorized the issuance of 350,000 shares of restricted Common Stock valued at $105,000 in exchange for consulting services and authorized the issuance of an aggregate of 510,000 shares of its Common Stock valued at $153,000 pursuant to a Form S-8 registration statement (“Form S-8”). The restricted shares have not yet been issued, and the Company has not yet filed the Form S-8. Related to these shares, the Company has included $258,000 in accrued expenses on the accompanying financial statements and anticipates the filing of the Form S-8 and the issuance of the restricted common stock in the fourth quarter of 2010.

On September 28, 2009, the Company issued 450,000 shares of stock valued at $112,500 in exchange for consulting services.

On October 20, 2009, the Company issued 125,000 shares of its restricted Common Stock to Alliance Advisors, LLC pursuant to an Investor Relations Consulting Agreement.

On June 11, 2010, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock. See NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION for further details of the transaction.

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Warrant(s) to Purchase Common Stock

A summary of the Company’s Warrant(s) to Purchase Common Stock (the “Warrant(s)”) and related information as of September 30, 2010 follows:

	Number of Shares Under Warrant(s)	Range of Warrant(s) Price Per Share	Weighted Average Exercise Price

Balance at December 31, 2008	-0-	$-0-	$-0-
Granted(1)	76,075	0.01	0.01
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at December 31, 2009	76,075	0.01	0.01
Granted(1)	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at September 30, 2010	76,075	$0.01	$0.01

(1)	Granted and accrued for but not issued.

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

SEPTEMBER 30, 2010

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

NOTE 4 – ADVANCES – RELATED PARTY

The Company had unsecured advances outstanding with Seatac Digital Resources, Inc. (“Seatac”), the Company’s systems integrator and a major shareholder. From time to time Seatac has provided necessary working capital for the Company in the form of advances. There was no interest on these advances. On September 1 and September 27, 2010, Seatac advanced the Company an aggregate of $26,000.

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

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

Given the Company’s unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Seatac, it agreed and consented to Seatac’s exercise of its remedies under the April 2010 Note and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438, and that the debt is secured by a first priority security interest in all of the assets of the Company and its subsidiaries. Accordingly, on July 30, 2010, the Company and Seatac sent joint instruction to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America’s Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark. The Company’s settlement with Seatac did not include the surrender of Spectrum or the satisfaction of a trade payable to Seatac in the amount of $480,465. The Company recorded a gain of $200,029 on the disposal of America’s Minority Health Network, Inc. as a result of this transaction.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations. All historical statements have been restated in accordance with GAAP. Summarized financial information for discontinued operations for the nine month period ended September 30, 2010 and year ended December 31, 2009.

	Balances at
	September 30, 2010	December 31, 2009
Assets of discontinued operations
Cash	$-0-	$41,901
Accounts receivable	-0-	10,569
Other current assets	-0-	14,238

Total current assets	-0-	66,708

Fixed assets, net	-0-	382,760
Intangible assets, net	-0-	382,333
Other assets	-0-	14,800

Total non-current assets	-0-	779,893

Total assets of discontinued operations	$-0-	$846,601

Liabilities of discontinued operations
Accounts payable	$-0-	$138,860
Note payable	-0-	600,000
Accrued interest	-0-	8,856
Other current liabilities	-0-	105,700

Total current liabilities	-0-	853,416

Total liabilities of discontinued operations	$-0-	$853,416

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 6 – ACCRUED EXPENSES

At September 30, 2010 and December 31, 2009, accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Accrued consulting fees	$258,000	$153,000
Dividends payable	41,359	42,078
Accrued professional fees	22,138	22,138
Leases payable	3,357	-0-

	$324,854	$217,216

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

On October 1, 2009, the Company’s Board of Directors approved an Investor Relations Consulting Agreement with Alliance Advisors, LLC (the “Agreement”). The twelve-month Agreement calls for cash payments of $5,000 per month for months 1-3, $6,000 per month for months 4-6, and $7,000 per month for the remaining six (6) months. In addition to the cash payments, the Agreement calls for the issuance of 125,000 restricted shares of the Company’s Common Stock during the first thirty days of the Agreement with an additional 125,000 restricted shares of the Company’s Common Stock after the successful completion of the first six (6) months of service. The Company issued the first 125,000 shares called for in the Agreement on October 20, 2009. The Agreement expired on September 30, 2010; however, Alliance Advisors, LLC is continuing to provide services on a month-to-month basis for $5,000 per month.

AMHN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 8 – PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. As of September 30, 2010, there is no provision for income taxes, current or deferred.

At September 30, 2010, deferred tax assets consist of the following:

Net operating loses	$842,180
Valuation Allowance	(842,180)

$-0-

At September 30, 2010, the Company had a net operating loss carry forward of approximately $2,477,000, available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended September 30, 2010 is summarized as follows:

2010
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	3.3
Valuation allowance	30.7

0%

NOTE 9 – SUBSEQUENT EVENTS

On October 1, 2010, Jill B. Rollo was named as Spectrum’s President and Chief Executive Officer.

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

On October 1, 2009, the Company’s Board of Directors approved an Investor Relations Consulting Agreement with Alliance Advisors, LLC (the “Agreement”). The twelve-month Agreement calls for cash payments of $5,000 per month for months 1-3, $6,000 per month for months 4-6, and $7,000 per month for the remaining six (6) months. In addition to the cash payments, the Agreement calls for the issuance of 125,000 restricted shares of the Company’s Common Stock during the first thirty days of the Agreement with an additional 125,000 restricted shares of the Company’s Common Stock after the successful completion of the first six (6) months of service. The Company issued the first 125,000 shares called for in the Agreement on October 20, 2009. The Agreement expired on September 30, 2010; however, Alliance Advisors, LLC will continue to provide services on a month-to-month basis for $5,000 per month.

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

Through June 30, 2010, the Company had two operating, wholly owned subsidiaries; namely America’s Minority Health Network and Spectrum Health Network. Upon default to a noteholder, America’s Minority Health Network was surrendered as collateral leaving Spectrum Health Network as the Company’s sole business. Spectrum Health Network a digital signage waiting room network built for the multispecialty group practice and independent physician associations (“IPA”). Spectrum was developed to be an extension of the medical practice, enabling the group practice to relay custom produced health-specific educational based content to patients while they waited to see their physician. Spectrum provides its clients with a powerful tool for practice enhancement, patient communications and as a viable method to deliver educational initiatives. Spectrum uses HD 32” LCD flat panel commercial monitors, a digital signage media player, and an EnQii remote transfer platform to manage the playlist content for each site. The right side of the viewing screen is dedicated to the medical group/IPA. Currently, 152 offices have subscribed to the service with 124 live sites installed across seventy-two (72) independent buildings servicing eight (8) different IPAs in the California and New York markets and one location operating as a test site in Atlanta, Georgia. Of these locations, fifty-eight (58) are located in Northern California, ten (10) in Southern California, and two (2) in New York. Spectrum has an additional 26 sites under contract which have not yet been installed.

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

Spectrum implemented a media-buying branded program to offer the “Spectrum Health Network Rx Discount Drug Card” (“Discount Drug Card”). Spectrum has already distributed 16,200 free Discount Drug Cards to its over 125 medical office locations. These Discount Drug Cards are given to patients by physicians or can be downloaded by patients from Spectrum’s website. The Discount Drug Cards have no expiration date, can be activated and used immediately, and allow consumers to save 35-75% off their retail prescriptions at more than 54,000 pharmacies. Each time a Discount Drug Card is used, Spectrum receives a commission. To date, no commissions have been received.

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

The Company’s Common Stock trades on the Over-the-Counter Bulletin Board under symbol “AMHN.”

Recent Events

On October 1, 2010, Jill Rollo was appointed as President and Chief Executive Officer of the Spectrum.

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

CONTINUING OPERATIONS

Results for the three month periods ended September 30, 2010 and 2009

Revenues

AMHN had revenues of $22,120 during the three month period ended September 30, 2010 compared to $0 revenues during the three month period ended September 30, 2009. The increase in revenue is the result of advertising contracts now in place.

Operating Costs

AMHN had operating costs of $32,625 for the three month period ended September 30, 2010 compared to operating costs of $0 during the three month period ended September 30, 2009. The operating costs are the costs associated with service and maintenance of the programming provided via broadband delivery, and the increase is a reflection of the increase in the number of subscribing offices.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the three month period ended September 30, 2010 were $82,270 compared to $350,991 for the three month period ended September 30, 2009. The decrease was largely the result of consulting fees associated with the acquisition of America’s Minority Health Network, Inc. during the three month period ended September 30, 2009.

Other Expenses

AMHN’s depreciation and amortization expense for the three month period ended September 30, 2010 was $29,909 compared to $0 for the three month period ended September 30, 2009. The increase in depreciation and amortization is the result of the acquisition of Spectrum Health Network, Inc. in June 2010.

AMHN’s interest expense for the three month period ended September 30, 2010 was $64,086 compared to $0 for the three month period ended September 30, 2009. The increase in interest expense was the result of the note due to Seatac Digital Resources, Inc.

Results for the nine month period ended September 30, 2010 and the period from inception (April 2, 2009) through September 30, 2009

Revenues

AMHN had revenues of $27,854 during the nine month period ended September 30, 2010 compared to $0 revenues during the period from inception through September 30, 2009. The increase in revenue is the result of advertising contracts now in place.

Operating Costs

AMHN had operating costs of $39,568 for the nine month period ended September 30, 2010 compared to operating costs of $0 during the period from inception through September 30, 2009. The operating costs are the costs associated with service and maintenance of the programming provided via broadband delivery, and the increase is a reflection of the increase in the number of subscribing offices.

General and Administration, Professional, and Consulting Expenses

AMHN’s general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses. General and administrative expenses for the nine month period ended September 30, 2010 were $286,618 compared to $350,911 for the period from inception through September 30, 2009. The decrease was largely the result of consulting fees incurred by AMHN associated with the acquisition of America’s Minority Health Network, Inc.

Other Expenses

AMHN’s depreciation and amortization expense for the nine month period ended September 30, 2010 was $38,642 compared to $0 for the period from inception through September 30, 2009. The increase in depreciation and amortization is the result of the acquisition of Spectrum Health Network, Inc.

AMHN’s interest expense for the nine month period ended September 30, 2010 was $64,086 compared to $0 for the period from inception through September 30, 2009. The increase in interest expense was the result of the note due to Seatac Digital Resources, Inc.

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

Results for the three month periods ended September 30, 2010 and 2009

The loss from discontinued operations for the three month period ended September 30, 2010 was $42,972. The loss from discontinued operations for the three month period ended September 30, 2009 was $140,349. The decrease of $97,377 in the loss from discontinued operations between the two periods is the result of an increase in revenue of $16,381, a reduction of sales and marketing of $50,308, a reduction in general and administrative of $12,681, a reduction in operating costs of $3,654 and a reduction in other expenses of $14,352.

Results for the nine month period ended September 30, 2010 and the period from inception (April 2, 2009) through September 30, 2009

The loss from discontinued operations for the nine month period ended September 30, 2010 was $445,161. The loss from discontinued operations for the period from inception through September 30, 2009 was $672,319. The decrease of $227,158 in the loss from discontinued operations between the two periods is the result of and increase in revenue of $60,645, an increase of sales and marketing of $82,795, an increase in operating costs of $63,858, a decrease in general and administrative expenses of $434,422, and an increase in other expenses of $121,255.

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

At September 30, 2010, AMHN’s cash balance was $23,946. Outstanding liabilities as of September 30, 2010 totaled $1,358,678 including $1,006,325 in accounts payable to related parties. The Company’s working capital deficit as of September 30, 2010 was $1,330,652.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Mr. Robert Cambridge, the Company’s President, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Cambridge, currently serving as the Company’s sole officer, evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. During the most recently completed three-month period ending September 30, 2010, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended September 30, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

AMHN is a smaller reporting company and is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exh.	Date	Description

2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)

2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (8)

2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(4)

3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(3)

3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc. (5)

3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(4)

3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada(11)

3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada(11)

3.6	n/a	Bylaws for the State of Nevada(7)

10.00	April 1, 2010	Note Purchase Agreement by and between the Company and Seatac Digital Resources, Inc. for a loan for $800,00(3)

10.01	April 1, 2010	4% Secured Promissory Note from the Company to Seatac Digital Resources, Inc. for $800,000(6)

10.02	April 1, 2010	Stock Pledge and Escrow Agreement by and between the Company and Seatac Digital Resources, Inc. (6)

10.03	April 1, 2010	Security Agreement by and between the Company and Seatac Digital Resources, Inc. (6)

10.04	April 1, 2010	Guarantor Security Agreement by and between America’s Minority Health Network, Inc. and Seatac Digital Resources, Inc. (6)

10.05	April 1, 2010	Guaranty Agreement by and between American’s Minority Health Network, Inc. and Seatac Digital Resources, Inc. (6)

10.06	n/a	AMHN, Inc. 2009 Long Term Incentive Compensation Plan(7)

10.07	June 18, 2010	Notice of Non-Renewal of April 2010 Note from Seatac Digital Resources, Inc. (9)

10.08	July 1, 2010	Notice of Default from Seatac Digital Resources, Inc. (10)

10.09	July 23, 2010	Seatac’s Proposal to Accept Collateral(11)

10.10	July 30, 2010	Agreement, Acknowledgment and Consent between the Company and Seatac(11)

10.11	July 30, 2010	Joint Direction to Release Pledged Interests from Escrow(11)

10.12	July 30,2010	Trademark Assignment and Agreement(11)

10.13	July 30, 2010	Resignation of Larry Newman(11)

10.14	August 2, 2010	Resignation of Andrew Golden(11)

10.15	August 2, 2010	Resignation of Charles Richardson(11)

10.16	August 2, 2010	Resignation of Kimberly Sarubbi(11)

31.1	November 5, 2010	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*

32.1	November 5, 2010	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed with the Commission on July 29, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 7, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 25, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on July 2, 2010 and incorporated herein by reference.
(11)	Filed as an exhibit to Form 10-Q for quarter ending June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
*	Filed herewith.

(Signature page follows)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    November 5, 2010

AMHN, INC.

By:	/s/ Robert Cambridge
Robert Cambridge
Principal Executive Officer and
Principal Financial Officer