Form 10-K
period 2010-12-31
AMHN, Inc.
filed 2011-04-15
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.:	000-16731

AMHN, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0233535
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10611 N. Hayden Rd., Suite D106, Scottsdale, AZ 85260
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(888) 245-4168

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐  Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 15, 2011 is $4,723,935 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2011 was 16,575,209.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “AMHN,” or “our Company” refers to AMHN, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements.  Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (“the Commission”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Agreement and Plan of Reorganization with America’s Minority Health Network, Inc.

On July 6, 2009, Croff entered into an Agreement and Plan of Reorganization (the “July 2009 Acquisition Agreement”) with AMHN Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of Croff (“Merger Sub”), America’s Minority Health Network, Inc., a Delaware corporation (“America’s Minority Health Network”) and the major shareholders of the America’s Minority Health Network (the “Major Shareholders”).  The terms of the July 2009 Acquisition Agreement, which closed on July 27, 2009, provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of America’s Minority Health Network in exchange for the issuance to the shareholders of American’s Minority Health Network of an aggregate of 13,693,689 shares of common stock of Croff (the “Croff Common Stock”); (ii) the resignations of Croff’s officers and directors prior to the consummation of the Agreement  and the election and appointment of officers and directors as directed by America’s Minority Health Network; and (iii) America’s Minority Health Network to become a wholly owned subsidiary of Croff.  A full description of the terms of the July 2009 Acquisition Agreement (the “Transaction”) is set forth the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2009.  In accordance with the provisions of this triangulated merger, Merger Sub merged with and into America’s Minority Health Network as of the Effective Date, as that term is defined therein.  Upon consummation of the July 2009 Acquisition Agreement and all transactions contemplated therein, the separate existence of Merger Sub ceased, Croff became the surviving parent corporation, and America’s Minority Health Network became its wholly owned subsidiary. As a result of the Transaction, (i) Croff ceased being a shell company, (ii) its sole business became that of America’s Minority Health Network, and (iii) Croff experienced a change in control in which the former shareholders of America’s Minority Health Network acquired control of the Company.  For accounting purposes, the Transaction was treated as a reverse merger.

Secured Note to Seatac Digital Resources, Inc., Subsequent Default under Note, and Transfer of Collateral

 On April 1, 2010, AMHN, Inc. (the “Company”) issued a 4% Secured Promissory Note (the “Note”) in the principal base amount of $800,000 (the “Principal Base Amount”) to Seatac Digital Resources, Inc. (“Seatac”) pursuant to the terms of that certain Note Purchase Agreement (the “Note Purchase Agreement”) of even date therewith.  As consideration for the Note, Seatac surrendered certain promissory notes totaling $800,000 previously issued by the Company to Seatac between June 1, 2009 and March 31, 2010 and (collectively known as the “Prior Notes”).  The Principal Base Amount of the Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on June 30, 2010 (the “Maturity Date”). The Note provided that the Note would automatically renew on the Maturity Date for additional ninety (90) day periods (the “Extended Maturity Date”) unless ten (10) days prior to the Extended Maturity Date the Holder provided written notice to the Company of its intent not to renew.  If the Company committed any Event of Default (as defined in the Note Purchase Agreement), then the unpaid principal amount of, and accrued interest on the Note could be accelerated by Seatac and become due and payable, whereupon the interest rate would be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.

As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of America’s Minority Health Network pursuant to the terms of a Stock Pledge and Escrow Agreement.  Repayment of the Note was also guaranteed by America’s Minority Health Network and was additionally secured by a blanket lien encumbering the assets of the Company and America’s Minority Health Network.  On July 1, 2010, Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010.  On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438. Thereafter, payment of principal, interest and late charges under the April 2010 Note became past due, and as a result of the default, Seatac informed the Company that it intended to exercise its remedies and would accept the following collateral in full satisfaction of the $981,438 due under the April 2010 Note: (i) all rights, title and interest of AMHN in the 1,000 shares of common stock of America’s Minority Health Network, (ii) all rights, title and interest of AMHN in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark, and (iii) all books and records of America’s Minority Health Network held by AMHN (collectively, the “Collateral”).

The Company was unsuccessful in its attempts to obtain additional financing or reach an alternative arrangement with Seatac.  As a result, we agreed and consented to Seatac’s exercise of its remedies under the April 2010 Note and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and America’s Minority Health Network acknowledged that each were in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438 and that the debt was secured by a first priority security interest in all of the assets of the Company and all of its subsidiaries. Accordingly, on July 30, 2010, the Company and Seatac sent joint instructions to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America’s Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark. The Company’s settlement with Seatac included the surrender of America’s Minority Health Network; however, did not include the satisfaction of a trade payable to Seatac in the amount of $455,061.

In conjunction with the settlement, Robert Cambridge and Charles Richardson resigned their positions as officers and directors of America’s Minority Health Network.

Name Change, Redomicile, Change in Par Value, and Long Term Incentive Compensation Plan

On September 14, 2009, the Company changed its name to AMHN, Inc.  On September 23, 2009, the Company’s Board of Directors approved the redomicile of the Company from Utah to Nevada and approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (“LTIP”).  On March 28, 2010, the Company’s Board of Directors approved a single revision to the Plan to increase the number of shares available for issuance to an aggregate of 1,500,000 shares.  The Company subsequently approved a change in the par value of the Company’s Common and Preferred Stock to $0.001 per share.  On July 20, 2010, the Company’s shareholders owning an aggregate of 8,900,898 shares (or 55%) of the Company’s outstanding shares approved the actions.

Agreement and Plan of Reorganization with Spectrum Health Network, Inc.

On June 1, 2010, AMHN entered into an Agreement and Plan of Reorganization (the “Spectrum Acquisition Agreement”) with Spectrum Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of AMHN (“Merger Sub”), Spectrum Health Network, Inc., a Delaware corporation (“Spectrum”) and the sole shareholder of Spectrum (the “Sole Shareholder”). Spectrum is a digital signage waiting room network built for the multispecialty group practice and independent physician associations (“IPAs”).  The terms of the Spectrum Acquisition Agreement provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of Spectrum to AMHN in exchange for the issuance to the Sole Shareholder of Spectrum of an aggregate of 500,000 shares of common stock of AMHN (the “AMHN Common

Stock”) at a conversion ratio where one share of Spectrum was converted into 500 shares of AMHN; (ii) AMHN’s assumption of all the assets and liabilities of Spectrum; (iii) the officers and directors of Spectrum to retain their respective positions in the Merger Sub; and (iv) Spectrum to become a wholly owned subsidiary of AMHN.  On June 11, 2010, the Closing Date of the Transaction pursuant to the terms and conditions of the Acquisition Agreement, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock.  In accordance with the provisions of this triangulated merger, Merger Sub was merged with and into Spectrum as of the Effective Date of the Acquisition Agreement, the separate existence of Merger Sub ceased, and Spectrum became a wholly owned subsidiary of AMHN.  In conjunction with the Acquisition Agreement, AMHN assumed the assets and liabilities of Spectrum totaling approximately $247,000 and $480,000, respectively. The excess of the purchase price over the net liabilities assumed was recorded as goodwill on the consolidated balance sheet.

Secured Note to Seatac, Subsequent Default under Note, and Transfer of Spectrum Health Network, Inc.

Since the closing date of the Spectrum transaction, Seatac advanced approximately $487,532 to the Company specifically to address payables (the “Advances”). To date, the Advances have not been repaid.  In order for Seatac to secure a first position for repayment of the Advances, the Company issued a Secured Demand Promissory Note dated December 16, 2010 for repayment of the Advances and any future advances made by Seatac (the “Note”).  The Note, together with accrued interest at the annual rate of four percent (4%), is due in one lump sum payment on demand (the “Maturity Date”).  If the Company commits any Event of Default (as defined in the Note Purchase Agreement), the interest rate shall be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.  The Note was subsequently amended to cover additional advances bringing the total principal amount due under the Note to $543,541.  The Note Purchase Agreement contains a number of negative covenants with which the Company must comply so long as the Note remains outstanding.  Such negative covenants include, but are not limited to, restrictions on the Company’s ability to (i) declare or pay any dividends or to purchase, redeem or otherwise acquire or retire any shares of the Company’s capital stock; (ii) create, incur or assume any lien or other encumbrance (with limited exceptions as set forth in the Note Purchase Agreement); (iii) create, incur or assume (directly or indirectly) any indebtedness (with limited exceptions as set forth in the Note Purchase Agreement); (iv) amend the Company’s Articles of Incorporation or Bylaws; and (vii) enter into any transactions with affiliates.  As security for the Company’s obligations under the Note Purchase Agreement and Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010.  Repayment of the Note is guaranteed by Spectrum and is secured by a blanket lien encumbering the assets of Spectrum.

In February 2011, Seatac notified the Company that it intended to make demand for payment under the Note.  In an effort to satisfy the Note in full, Seatac and the Company:

1)          Acknowledged that the Company and Spectrum  were unable to pay the aggregated principal and interest of $547,155 due to Seatac under the Note that was secured by a first priority security interest in all of the assets of the Company and Spectrum;

2)          Sent joint instruction to the escrow agent, pursuant to which the escrow agent transferred the stock certificate representing all of the outstanding shares of Spectrum being held in escrow to Seatac.

3)          Entered into a trademark assignment to transfer all rights, title and interest in the mark “Spectrum Health Network, Inc.” and the goodwill associated with that mark.

4)          Entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement wherein Seatac and Spectrum licensed the Company to sell subscriptions to and advertising spots on the Spectrum digital-media network, as more fully described below.  (See Exhibit 10.26, Agreement, Acknowledgment and Consent between the Company and Seatac, Exhibit 10.27, Joint Direction to Release Pledged Interests from Escrow, and Exhibit 10.28, Trademark Assignment and Agreement, which exhibits are incorporated herein by reference.)

Change in Control

On December 17, 2010, the Company experienced a change in control when shareholders owning an aggregate of 8,900,898 shares of the Company’s Common Stock (or 53.7% of the Company’s 16,575,209 outstanding shares) sold those shares to an entity not previously affiliated with the Company or its shareholders.  Taking into effect this transaction, Saddle Ranch Productions, Inc. and Seatac own zero shares and are no longer affiliates of the Company.

Recent Events

Default on Seatac Note; Transfer of Spectrum

As previously mentioned above, in February 2011, Seatac notified the Company that it intended to make demand for payment under the Note.  In an effort to satisfy the Note in full, Seatac and the Company agreed to the transfer of the common stock of Spectrum to Seatac in full satisfaction of the Note of $547,155, entered into a trademark assignments regarding the mark “Spectrum Health Network, Inc., and entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement, as more fully outlined below.

Exclusive Licensing, Distribution and Advertising Sales Agreement

On February 15, 2011, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the “License Agreement”). Under the terms of the three-year renewable License Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The License Agreement relates to all current and future Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and independent physician associations (“IPAs”) including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum’s network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots. (See Exhibit 10.29, Exclusive Licensing, Distribution and Advertising Sales Agreement, which exhibit is incorporated herein by reference.)

Consulting Agreement with Back Office Consultants, Inc.

On February 15, 2011, the Company entered into a Consulting Agreement with Back Office Consultants, Inc. (“Back Office”) pursuant to which Back Office agreed to provide accounting and corporate compliance services to the Company for a monthly fee of $7,000.  The one-year agreement has an effective date as of January 1, 2011.  (See Exhibit 10.25, Consulting Agreement, which exhibit is incorporated herein by reference.)

Potential Acquisition

The Company previously disclosed that it was involved in negotiations regarding a potential acquisition.  The intended acquisition did not proceed to definitive documents; however, the Company is continuing to explore potential acquisition candidates.

The Company’s Common Stock trades on the Over-the-Counter Bulletin Board under symbol “AMHN.”

Business Overview

The Company currently promotes, distributes and sells certain products developed and sold by Spectrum relative to its digital media network. Through the License Agreement, the Company specifically targets multispecialty group practices and independent physician associations (“IPAs”) to sell them subscriptions for software, hardware and content developed for and distributed by Spectrum.  In addition, the Company endeavors to sell advertising spots on the Spectrum network broadcast in those subscribing offices.  The Company may earn up to thirty percent (30%) of revenues generated for new subscriptions and advertisements.

Overview of Spectrum’s Business Plan

 Spectrum is a digital signage waiting room network built for the multispecialty group practice and IPAs.  As physician groups continue to look to increase enrollment, seek prestigious national acclaim awards, and promote forward-thinking medicine, Spectrum’s digital signage platform will play a vital part of the overall IPA marketing plan. Spectrum discovered a deep-seeded need not presently being met concerning health education and physician/patient interaction through digital communication within the waiting room or physician office environment. Spectrum is addressing this need through the development and deployment to IPAs of a comprehensive technology and content solution that addresses a gap in medical practice technology and communications.

Spectrum was developed to be an extension of the medical practice, enabling the group practice to relay custom-produced, health-specific, educational-based content to patients while they wait to see their physician. Medical office waiting rooms guarantee an attentive audience, providing over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information being presented. Spectrum’s network is a powerful tool for practice enhancement and communication and a viable method to deliver educational initiatives to patients. Spectrum uses HD 32” LCD flat panel commercial monitors, a digital signage media player, and a remote transfer platform to manage the playlist content for each site.  The right side of each viewing screen is dedicated for specific use by each medical group/IPA.  Programming is designed to be viewed in the doctor’s reception area and encourages patients to seek further information on the presented programming, services, or medical group. Spectrum’s network encourages communication between patient and healthcare practitioner and provides the patient with practice specific materials to enhance each visit.  Each day updated healthcare segments and advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined health-conscious target audience. Spectrum’s engaging programming creates awareness about preventative healthcare measures while educating health-conscious consumers on specific health issues and illnesses.

Spectrum sells its network to IPAs for a fee of $3,500 per location for equipment and installation (“Subscription”) and charges an ongoing monthly service fee for content delivery and network maintenance (“Services Fees”). There are approximately 3,500 IPAs operating in the United States.

Advertising on Spectrum’s Network

Advertisers are assured that Spectrum’s advertising model fulfills the following important expectations for maximizing return on their investment:

a)
Frequency of Program Exposure – Each advertisement runs twice per hour per spot purchased.   Every hour has 24 available commercial spots providing exposure of each advertiser’s message to every viewer based on the industry-average waiting time.

b)
Point of Care – Advertising is targeted specifically to patients at a time when they are waiting for healthcare and generally more willing to listen, comprehend and consider healthcare issues and health related products. Patients’ increased awareness and interest can translate into more in-depth conversations with their personal doctors.

c)
Captive Targeted Audience – Spectrum provides a health-conscious, targeted audience of viewers who are unable to ad skip or channel surf through commercials.  Advertisers are able to generate highly effective ads due to the niche specific audience demographic.

d)
Perceived Recommendations – Advertising viewed in the waiting room may instinctively be perceived to be endorsed by the patient’s most trusted healthcare advisor—their own doctor.  For this reason, Spectrum carefully scrutinizes all advertising messages prior to presentation on its network.

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

Overview of Digital Signing Industry and Competition

The cornerstone of Spectrum’s business model is the digital signage network.  Wikipedia defines digital signage as “a form of electronic display that shows information, advertising or other images and is usually located in public and private environments like retail stores and corporate offices.  Advertising using digital signage is a form of Out-of-Home advertising in which content and messages are displayed on digital signs with a common goal of delivering targeted messages to specific locations at specific times.  The benefits of digital signage over traditional static signs are that the content can be exchanged more easily, animations can be shown, and the signs can be adapted to the context and audience.  Digital signage also offers superior return on investment compared to traditional printed signs.”

Some of the places that digital signage is used today include:

●	Airports, train and bus stations to keep travelers up-to-date on arrival and departure times while providing an advertising vehicle for on-premise shops and restaurants.
●	Waiting rooms, including other non-niche related spaces like medical offices, dental offices, veterinarian offices, and associated testing labs.
●	Retail spaces to communicate with customers about in-store specials, to direct customers to other parts of the store, to manage traffic and hotspots, and to convey brand messages.
●	Banks to display interest rates and key product information including lifestyle messages and branding.
●	Casinos and entertainment venues to create a customer experience that is consistent with the ambiance and atmosphere of excitement.

 It is important to understand that digital signage is increasingly becoming the venue of media advertising as it effectively addresses five key areas: (i) place, (ii) time, (iii) audience, (iv) content, and (v) cost/benefit analysis.

●
Place:  Because the specific location of each of our network displays is known, this information can be leveraged to deliver more appropriate and relevant content to the particular office location. Content can then be strategically created with this in mind to help maximize our advertisers’ return on investment (ROI).

●
Time:  The Spectrum network is controlled by a remote computer system and content is ‘served’ to the player and screen. Understanding the average doctors’ office waiting time enables Spectrum to carefully divide content into 24 spots per hour.

●
Audience:  Understanding the time/place of Spectrum’s audience and given targeted niche, audience demographic and psychographic information can be well specified.  This allows for highly relevant “narrowcasting” that enables Spectrum’s advertisers to better connect with the audience.

●
Content:   Having dynamic, digital, full-motion audio/video content has numerous advantages over other forms of advertising. Compared to print, the content creation and distribution is far more rapid and less costly. Additionally, the content can be customized and tailored “on-the-fly” to each display device separately. Finally, the medium allows for various types of media to be displayed including video, billboard/display, animation, and text messages.

●
Cost/Benefit Analysis:   Until very recently, the idea of deploying a flat screen (or a network of flat screens) simply wasn’t viable or cost effective. Screens were too expensive, too big, and had too short a lifespan. The meager and anemic ROI would not justify the time and expense. The LCD/Plasma revolution changed the rules. Commercial grade monitors are now so affordable they can rival the printing costs of static posters. They are thin, lightweight, and are capable of being mounted on a wall, which means CRT monitors hanging on ceiling mounts are a thing of the past. Screens can communicate with computer networks and fetch new content via broadband Internet, eliminating the days where employees hand delivered VCR tapes to players.

Another major decision that digital signage networks are faced with has to do with connectivity, or how the screens in the network are going to be connected. With widespread distribution and availability of broadband Internet access, the popular choice to date has been the use of a hard-wired Intranet system similar to a local area network (LAN) in an office environment.  All screens are connected using CAT5 Ethernet cables (now with a Wi-Fi-option) and have direct access to the Internet. Cellular digital signage is quickly gaining traction that may prove to be especially effective for rapid deployments without the complicated infrastructure.

The digital Out-of-Home (DOOH) network space is a billion-dollar industry providing an innovative, cost effective means of communicating and educating. Spectrum is the first DOOH network company to focus efforts specifically in the large, vertically-integrated IPA space within the vast healthcare market.  Spectrum recognizes a pressing need within the corporate healthcare community for a waiting room digital communications system that allows IPAs to integrate their own content and reach out and communicate with their patients through developing a “closed-caption” system specific to the initiatives of each IPA across the country.  Spectrum has strategically designed its system integration, network management, and content creation to be both efficient and effective.  The Spectrum network is broadcast through broadband Internet and shown on 32” flat panel LCD screens located in IPA offices around the United States.

Spectrum targets an untapped segment of the medical DOOH space. IPAs and managed care organizations represent the future trend of primary healthcare service delivery. These groups generally have between 20-500 offices across a large demographic, treat millions of patients annually, and have up to 2,000 physicians.  Spectrum is the first to market and leverage the needs of the attentive audiences in these mega practices with a digital network that can centralize marketing communications to ancillary offices and communicate with patients across a large geographic space.  Spectrum fills a trend-setting need with these mega practices by organizing and disseminating information to each IPA’s specific audience. Spectrum provides a needed service to an underserved IPA healthcare segment to improve their practices and generate a platform for advertisers to reach an attentive, health conscious viewer with targeted campaigns.

The DOOH network industry is a highly competitive landscape; however, Spectrum has no direct DOOH industry competition. Instead, Spectrum competes for advertising dollars spent on traditional radio, television, and print advertising mediums. Spectrum sets itself apart in the competitive media space as it (i) is the first network to market to the IPA segment in the medical DOOH space, (ii) has a strong play in these mega practices, (iii) is lead by seasoned and veteran management, and (iv) manages its own systems integration, network management, and content creation.  These combined factors give Spectrum a unique and substantial three-fold advantage:  (1) Spectrum is the only firm that has a true value proposition to the mega medical groups, (2) Spectrum has the only model that captures hundreds of offices with one contract, and (3) Spectrum is the only company positioned for addressing the needs of the future of healthcare reform.

Marketing Strategy

The DOOH network industry is rapidly becoming the most effective platform for new media advertising. PQ Media, the leading provider of alternative media research, forecasted that domestic DOOH network spending will grow at a compound annual rate of 12.9% from 2007 to 2012. The creation of the DVR has negatively affected the power of the television advertising dollar. Consumers no longer serve as captive audience members and, therefore, traditional media outlets such as television and radio are less attractive to brands and ad agencies. In order to gain a better return on investment from each advertising dollar, agencies and brands are searching for creative ways to reach consumers. Spectrum provides both an attentive audience to advertisers and a health-conscious, niche specific customer base that, until now, has been difficult to reach.

The vertically integrated group practice model is the fastest growing healthcare delivery system in the United States.  Healthcare reform, the immediate need to eliminate costly procedural fees, and a rebalance of the reimbursement system all lead toward a healthcare system that will be staff driven and corporately controlled.  According to The National Transitions of Care Coalition (www.ntocc.org), the future of healthcare delivery will be focused on group model outcomes, not fees, with the primary objective of unifying all specialties in the group model, improving the transition of care from one specialty to another. Spectrum is the only digital signage network geared and built to meet the challenges and needs of this transition. According the Medical Group Management Association and the American Medical Association, 65% to 70% of practicing physicians in the U.S. will need to integrate into the IPA or staff model to sustain any level of patient care normalcy.

Market Needs

There are three major needs that must be addressed in this market:  patients, doctors, and advertisers.

Patients suffer from a variety of minor and major diseases.  Through proper education, many health risks can be prevented and/or treated earlier with greater success.  Health-conscious consumers will benefit from being able to receive health education information in a health-related environment.

Doctors need a reduction strategy for ‘door knob time’ (referring to the last minute questions as the doctor is leaving the examining room.  Health education programming is a superior means of prompting patients to ask their doctor questions during their examination instead of waiting to ask a question at the last minute.

Advertising agencies and brand representatives need a way to reach a niche-specific health-conscious community to optimize their advertising dollars.

Domain Names

AMHN does not have a website.

Research and Development

We currently have no dedicated research and development costs and do not anticipate allocating such costs in the future.

Major Customers

AMHN does not currently have any major customers.

Government Regulation

AMHN is not subject to any governmental regulations or permits.

Employees

Currently, the Company has one employee, Jeff D. Howes, its sole officer.

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

ITEM 1A.	RISK FACTORS.

AMHN is a smaller reporting company, and as such, is not required to provide information pursuant to this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s offices are located at 10611 N. Hayden Rd., Suite D106, Scottsdale, Arizona 85260 and are provided by the Company’s sole officer at no charge.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	[REMOVED AND RESERVED.]

(Remainder of page intentionally left blank.)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

           Our Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “AMHN.”  The following table shows the price range of our Common Stock for each quarter during the year ended December 31, 2010 and 2009 and the first quarter of 2011.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2011
First Quarter	$0.10	$0.02

Fiscal Year 2010
Fourth Quarter	$0.09	$0.03
Third Quarter	$0.90	$0.06
Second Quarter	$1.34	$0.41
First Quarter	$1.60	$1.00

Fiscal Year 2009
Fourth Quarter	$1.55	$0.51
Third Quarter	$1.50	$0.20
Second Quarter	$1.01	$0.51
First Quarter	$1.50	$1.01

Stock prices listed for the first and second quarters of fiscal year 2009 are historic figures that were not adjusted to reflect the 3:1 Forward Split that was effective on July 27, 2009.  Stock prices listed for the remainder of 2009 and for all of 2010 reflect the 3:1 Forward Split.

On April 15, 2011, the last sale price of our Common Stock reported by Yahoo Finance was $0.05.

Holders

Records of our stock transfer agent indicate that as of April 15, 2011, we had 472 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of April 15, 2011, we had 16,575,209 outstanding shares of Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 25, 2009, the Company’s Board of Directors adopted the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (the “Plan”) to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives (the “Awards”).  The Awards available under the Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the Plan.  On March 28, 2010, the Company’s Board of Directors approved a single revision to the Plan to increase the number of shares available for issuance to an aggregate of 1,500,000 shares.  On July 20, 2010, the Company’s shareholders owning an aggregate of 8,900,898 shares (or 55%) of the Company’s outstanding shares approved the Plan.  Also on September 25, 2009, the Company’s Board of Directors approved the granting of non-qualified stock options (the “Options”) to its directors and certain executive officers for an aggregate of 900,000 underlying shares.  The Options were never issued.  In December 2010, the Company and the individuals named to receive the Options mutually agreed that the Options would not be issued; therefore, no Options are outstanding under the Plan.

Recent Sales of Unregistered Securities

As previously mentioned herein, pursuant to and in conjunction with the July 2009 Acquisition Agreement, the Company issued:

●	2,035,146 shares of its Common Stock pursuant to the aforementioned Forward Split;
●	13,693,689 shares of its Common Stock to the shareholders of America’s Minority Health Network in exchange for 100% of their ownership in America’s Minority Health Network; and
●	403,802 shares of its Common Stock to Terrace Lane, LLC.

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

On October 1, 2009, the Company’s Board of Directors approved an Investor Relations Consulting Agreement with Alliance Advisors, LLC (the “Agreement”).  The twelve-month Agreement called for cash and the   issuance of 125,000 restricted shares of the Company’s Common Stock during the first thirty days of the Agreement with an additional 125,000 restricted shares of the Company’s Common Stock after the successful completion of the first six (6) months of service.  The Company issued the first 125,000 shares on October 20, 2009 and the second 125,000 on November 29, 2010. The Agreement expired on September 30, 2010; however, Alliance Advisors, LLC continued to provide services on a month-to-month basis at $5,000 per month through December 31, 2010.

On June 11, 2010, pursuant to the Spectrum Acquisition Agreement, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock.

On November 4, 2010, the Company issued 160,000 shares of its Common Stock for accrued legal services from 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future  events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

The Company currently promotes, distributes and sells certain products developed and sold by Spectrum relative to its digital media network.  Through the License Agreement, the Company specifically targets multispecialty group practices and independent physician associations (“IPAs”) to sell them subscriptions for software, hardware and content developed for and distributed by Spectrum.  In addition, the Company endeavors to sell advertising spots on the Spectrum network broadcast in those subscribing offices.  The Company may earn up to thirty percent (30%) of revenues generated for new subscriptions and advertisements.

Basis of Presentation of Financial Information

On July 6, 2009, the July 2009 Acquisition Agreement between the Company and America’s Minority Health Network was entered into through which the former shareholders of America’s Minority Health Network became shareholders of the Company on July 27, 2009.  Prior to the Agreement, we had abandoned our previous business, and upon closing the July 2009 Acquisition Agreement, the business of America’s Minority Health Network became our sole focus.  Because America’s Minority Health Network became the Company’s successor business and because the operations and assets of America’s Minority Health Network represented our entire business and operations from the closing date of the Agreement through the closing of the Spectrum Acquisition Agreement, our management’s discussion and analysis and audited and unaudited financial statements are based on the consolidated financial results of the Company and its wholly owned subsidiaries, America’s Minority Health Network and Spectrum, for the relevant periods.

Recently Issued Accounting Pronouncements

See Note B to our audited consolidated financial statements included in this Report for recently issued accounting standards, including the expected dates of adoption and expected impact to our consolidated financial statements upon adoption.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.  Historical financial information presented for the year ended December 31, 2010 and the period from April 2009 through December 31, 2009 is that of the Company on a consolidated basis with its subsidiaries, America’s Minority Health Network (reported as discontinued as of July 31, 2010) and Spectrum (acquired June 11, 2010).  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors contained elsewhere in this document.  See Caution Regarding Forward-Looking Statements.

Material Changes in Financial Condition and Results of Operations

Results of Operations – Comparison of Years Ended December 31, 2010 and 2009

Revenues

AMHN had revenues of $48,217 during the year ended December 31, 2010 compared to $0 revenues during the period from inception through December 31, 2009.  The increase in revenue was the result of advertising contracts entered into during 2010, and 2009 net income reclassified to discontinued operations.

Operating Costs

AMHN had operating costs of $71,932 for the year ended December 31, 2010 compared to operating costs of $0 during the period from inception through December 31, 2009.  The operating costs are the costs associated with service and maintenance of the programming provided via broadband delivery, and the increase is a reflection of the increase in the number of subscribing offices, as well as result of certain 2009 costs reclassified to discontinued operations.

General and Administration, Professional, and Consulting Expenses

        AMHN’s general and administrative expenses consist of accounting and administrative costs,

professional fees and other general corporate expenses. General and administrative expenses for the year ended December 31, 2010 were $376,873 compared to $628,005 for the period from inception through December 31, 2009.  The decrease was largely the result of consulting fees incurred by AMHN associated with the acquisition of America’s Minority Health Network, Inc.  Such expenses were not repeated in 2010 with the acquisition of Spectrum.

Other Expenses

AMHN’s depreciation and amortization expense for the year ended December 31, 2010 was $61,383 compared to $0 for the period from inception through December 31, 2009.  The increase in depreciation and amortization is the result of the acquisition of Spectrum Health Network, Inc.

AMHN’s interest expense for the year ended December 31, 2010 was $64,086 compared to $0 for the period from inception through December 31, 2009.  The increase in interest expense was the result of a note due to Seatac Digital Resources, Inc.

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

The loss from discontinued operations for the year ended December 31, 2010 was approximately $445,000.  The loss from discontinued operations for the period from inception through December 31, 2009 was approximately $1,027,000.  The decrease of approximately $582,000 in the loss from discontinued operations between the two periods is the result of the following: (i) an increase in revenue of $50,000; (ii) an increase in operating costs of $38,000: (iii) a reduction in general and administrative of $590,000; (iv) a reduction of sales and marketing of $50,000; and (v) an increase of $70,000 in depreciation and amortization expense.

The gain on disposal of discontinued operations in 2010 of $259,693 is comprised of: (i) $967,888 from the disposal of assets of the discontinued operations; (ii) $1,167,917 from the disposal of liabilities of the discontinued operations; and (iii) $59,664 representing the forgiveness of debt in exchange for 100% of the issued and outstanding shares of common stock of America’s Minority Health Network.

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

As of December 31, 2010, the Company’s cash assets were $1,497, an increase of $1,332 from December 31, 2009. Current liabilities increased $214,152 from $1,160,817 at December 31, 2009 to $1,374,969 at December 31, 2010, while working capital deficit increased $276,939 from $(1,090,945) at December 31, 2009 to $(1,367,884) at December 31, 2010.

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

Contractual Obligations

Pursuant to the terms of the Transaction, the Company entered into a Registration Rights Agreement with Terrace Lane, LLC covering the 403,802 shares that it was issued post-Closing which granted piggy-back registration rights as set forth therein.  A copy of the Registration Rights Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2009 and is incorporated herein by reference.

On February 15, 2011, the Company entered into a Consulting Agreement with Back Office Consultants, Inc. (“Back Office”) pursuant to which Back Office agreed to provide accounting and corporate compliance services to the Company for a monthly fee of $7,000.  The one-year agreement has an effective date as of January 1, 2011.  (See Exhibit 10.25, Consulting Agreement, which exhibit is incorporated herein by reference.)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-23.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●
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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management has determined that as of December 31, 2010, our internal controls over financial reporting were not effective and there were weaknesses in our internal control over financial reporting as outlined below.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s sole officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, he concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes its weaknesses in internal controls and procedures is due in part to the Company’s lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures.  In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures.

The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available.  In the meantime, the sole officer of AMHN will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company’s reports and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In conjunction with the settlement of the Note to Seatac, and immediately after the transfer of the outstanding shares of Spectrum to Seatac, Robert Cambridge resigned as the Company’s sole officer and director.  Upon his resignation, the majority shareholder owning 53.7% of the Company’s 16,575,209 outstanding shares, elected Jeffrey D. Howes as the Company’s sole officer and director to serve until the next annual meeting of shareholders or until his earlier termination or resignation.

The following individual serves as the sole officer and director of our Company and will hold office until the next annual meeting of shareholders or until successors have been elected and qualified.

Executive Officers and Directors	Age	Date of Appt.	Position(s) Held
Jeffrey D. Howes	63	02/15/11	Chief Executive Officer, Chief Financial Officer, Secretary/Treasurer, and sole Director

There are no arrangements or understandings between our sole officer and director and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.  There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Identification of Certain Significant Employees

Other than Jeffrey D. Howes, the Company does not have any “significant employees.”

Family Relationships

As only one person serves as sole officer and director, there are no family relationships.

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

Jeffrey D. Howes
Chief Executive Officer, Chief Financial Officer, Secretary/Treasurer, Director

Mr. Howes was selected as sole officer and director of the Company on February 15, 2011.  Since 2007, Mr. Howes has served as managing partner of Develo Financial Group, LLC, an investment banking firm he founded in March 2002.  Mr. Howes also serves as a partner in Sivilian, LLC, a firm that represents corporate clients in healthcare, financial services, technology, consumer products and commercial and real estate development opportunities.  Mr. Howes is a licensed securities representative with Series 7, 26 and 66 registrations.  From 1989 to 1995, Mr. Howes served as Chairman of the Board and President of American Wireless Systems, Inc., a wireless cable television company he co-founded.  The entity went public in 1993 and was sold, along with its affiliated entities, in 1996 for $95 million.  Thereafter, Mr. Howes acquired a struggling division of a public company involved in manufacturing for the motorsports industry.  Mr. Howes completed a successful turnaround and sold the company in 1999, repeating this success story with another company that served as an Internet portal for automotive and motorsport enthusiasts.  Prior to his entrepreneurial efforts, Mr. Howes’ business experience included insurance production with Connecticut Mutual Life Insurance Company and Penn Mutual Life Insurance Company; corporate finance origination, venture capital placements and mergers/acquisitions with Diehl, Brown & Associates; and corporate finance for Fitzgerald, DeArmann, and Roberts, a national investment banking firm.

 Involvement In Certain Legal Proceedings

During the past five years, the Company sole officer and director was not involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and Control Persons

The Company does not have any promoters.

The Company has control persons as outlined herein under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Commission. The Company believes that during fiscal 2010, all Reporting Persons timely complied with all filing requirements applicable to them.

Code of Ethics

On December 31, 2009, the Company’s board of directors approved (i) a Code of Business Conduct and Ethics for each director and executive officer, (ii) a Code of Ethics for Financial Executives for all officers with financial oversight responsibilities, and (iii) an Insider Trading Policy for each director and executive officer.   A form of the Code of Business Conduct and Ethics, Code of Ethics for Financial Executives, and Insider Trading Policy was attached as an exhibit to the Form 10-K for year ended December 31, 2009 and is included herein by reference.  The Company will provide a copy of these policies free of charge upon written request to AMHN, Inc., 10611 N. Hayden Rd., Suite D106, Scottsdale, AZ  85260.

Director Independence

There are no members of the Board of Directors that qualify as independent directors although the Company’s securities are not currently traded on an exchange or on NASDAQ which would require that the Board of Directors include a majority of directors that are independent.

Board Meetings and Committees; Annual Meeting Attendance

The Company conducted all business through Written Actions by its Board of Directors.  The Company did not hold an annual meeting of shareholders during 2010; however it did hold a special meeting of shareholders on July 20, 2010 to approve (i) a redomicile of the Company from Utah to Nevada, (ii) the LTIP, and (iii) a change in the par value of the Company’s Common and Preferred Stock to $0.001 per share.  The Company does not currently maintain separate audit, nominating or compensation committees. When necessary, the entire Board of Directors performs the tasks that would be required of those committees.

Indemnification

Section 145 of the Nevada Corporation Law provides in relevant parts as follows:

(1)  A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or on a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

(2)  A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

(3)  To the extent that a director, officer, employee, or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in (1) or (2) of this subsection, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection therewith.

(4)  The indemnification provided by this section shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the Nevada Corporation Law.

The Company’s Articles of Incorporation and Bylaws provide that the Company may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents.  Insofar as indemnification by AMHN for liabilities arising under the Securities Act may be permitted to officers and directors of AMHN pursuant to the foregoing provisions or otherwise, AMHN is aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

(Remainder of page intentionally left blank.)

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2010, 2009 and 2008.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The compensation of the former principal executive officers Gregory R. Woodhill and Gerald L. Jensen includes compensation received as employees and consultants for each of the years ending ended December 31, 2008 and 2007, and from January 1, 2009 through July 17, 2009.  The compensation of the former principal executive officer Sky Kelley includes compensation paid from inception of America’s Minority Health Network until her resignation on December 31, 2009.  Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Robert Cambridge(1) Principal Executive Officer	2010	$60,000	-0-	-0-	-0-	-0-
	2009	$26,000	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-

Sky Kelley(2) Former Chief Executive Officer	2010	-0-	-0-	-0-	-0-	-0-
	2009	$50,679	-0-	-0-	-0-	3,423,422
	2008	-0-	-0-	-0-	-0-	-0-

Gregory R. Woodhill(3) Former Chief Executive Officer	2010	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	$3,500	-0-	-0-
	2008	-0-	-0-	$2,500	-0-	-0-

Gerald L. Jensen(4) Former Principal Executive Officer	2010	-0-	-0-	-0-	-0-	-0-
	2009	-0	-0-	-0-	-0-	-0-
	2008	$1	-0-	$10,000	-0-	-0-

(1)
Mr. Cambridge’s compensation for 2009 includes consulting fees from July 2009 to December 2009.  Mr. Cambridge’s compensation of $5,000 per month is invoiced and paid through his consulting company, ChristiBob Marketing Consultants, Inc.

(2)	Includes compensation paid by America’s Minority Health Network from June 2009 through December 2009. Also includes 3,423,422 shares of the Company’s restricted Common Stock valued at $291,667.
(3)
Mr. Woodhill served as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and a director from June 17, 2008 through the Closing of the Transaction.  He was not an employee of the Company, but received $500 per month for his services pursuant to a consulting arrangement with the Company.

(4)
Mr. Jensen served as the Company’s principal executive officer until June 18, 2008 when he resigned all positions.  His compensation includes $1,620 in 2007 consisting of an annual IRA contribution and $10,000 in 2008 as compensation for being a director of the Company.

Outstanding Equity Awards

On September 25, 2009, the Company’s Board of Directors adopted the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (the “Plan”) to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives (the “Awards”).  The Awards available under the Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the Plan.  The Plan reserves an aggregate of 1,500,000 shares of the Company’s Common Stock for issuance thereunder.   Also on September 25, 2009, the Company’s Board of Directors approved the granting of non-qualified stock options (the “Options”) to its directors and certain executive officers for an aggregate of 900,000 underlying shares.  The Options were never issued.  In December 2010, the Company and the individuals named to receive the Options mutually agreed that the Options would not be issued; therefore, no Options are outstanding under the Plan.

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

Compensation Arrangements with Executive Management

As the Company’s Chief Executive Officer, Jeffrey D. Howes receives $2,500 per month in addition to a commission of 10% of any subscriptions and advertising sold by the Company on Spectrum’s network.  The foregoing is subject to an oral agreement between the Company and Mr. Howes.

(Remainder of page intentionally left blank.)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following alphabetical table sets forth the ownership of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group, for the current period and as of December 31, 2010.  The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 16,575,209 shares of Common Stock outstanding as of April 15, 2011.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class

Robert Cambridge Former President/CEO/Director 6709 La Tijera Blvd., #370 Los Angeles, CA 90045	Common	0	*
Susan L. Coyne, Sole Member Jo Cee, LLC 3547 53rd Avenue W., #131 Bradenton, FL 34210	Common	8,900,898	53.70%
Jeffrey D. Howes President/CEO/Secretary/Treasurer/Sole Director 10611 N/. Hayden Rd., Suite D106 Scottsdale, AZ 85260	Common	0	*
Sky Kelley 44 Musano Ct West Orange NJ 07052	Common	3,423,422	20.65%
All directors and executive officers as a group (1 person):	Common	0	*

(1)
Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that said listed stockholder is or will be a direct or indirect beneficial owner of those shares.

*	Less than one percent.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about the Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC. Ms. Kelley is eligible to sell her shares pursuant to the selling restrictions of Rule 144.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate amount expected to be billed for the annual audit for the year ended December 31, 2010 for professional services rendered by Rosenberg Rich Baker Berman & Company is $15,000.  KBL, LLP billed the Company $25,500 for professional services rendered for the annual audit fee for the year ended December 31, 2009 and for the quarterly review of the Company’s financial statements for 2010, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees.  The aggregate amount expected to be billed for the preparation of tax returns for the fiscal years ended December 31, 2010 by Rosenberg Rich Baker Berman & Company is $2,500.  KBL, LLP billed the Company $1,500 for preparation of the 2009 tax return.

All Other Fees.  We incurred no other fees for the 2010 and 2009 fiscal years.

(Remainder of page intentionally left blank.)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exh.	Date	Description

2.1	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(4)
2.2	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)
2.3	June 1, 2010	Agreement and Plan of Reorganization among AMHN, Inc., Spectrum Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum. (8)
3.1	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (in Utah - to increase authorized common shares from 20,000,000 to 50,000,000)(4)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc.(5)
3.3	September 14, 2009	Articles of Amendment to Articles of Incorporation (in Utah - to change name to AMHN, Inc.)(3)
3.4	July 20, 2010	Articles of Conversion (in Nevada – to redomicile) (11)
3.5	July 20, 2010	Articles of Incorporation of AMHN, Inc. (in Nevada) (11)
3.6	n/a	Bylaws of AMHN, Inc., a Nevada corporation (7)
4.1	July 27, 2009	Registration Rights Agreement with Terrance Lane, LLC(2)
10.0	September 11, 2009	Agreement with Global Arena Capital Corp.(3)
10.1	April 1, 2010	Note Purchase Agreement by and between the Company and Seatac Digital Resources, Inc. for a loan for $800,00(3)
10.2	April 1, 2010	4% Secured Promissory Note from the Company to Seatac Digital Resources, Inc. for $800,000(6)
10.3	April 1, 2010	Stock Pledge and Escrow Agreement by and between the Company and Seatac Digital Resources, Inc. (6)
10.4	April 1, 2010	Security Agreement by and between the Company and Seatac Digital Resources, Inc. (6)
10.5	April 1, 2010	Guarantor Security Agreement by and between America’s Minority Health Network, Inc. and Seatac Digital Resources, Inc. (6)
10.6	April 1, 2010	Guaranty Agreement by and between American’s Minority Health Network, Inc. and Seatac Digital Resources, Inc. (6)
10.7		AMHN, Inc. 2009 Long Term Incentive Compensation Plan(7)
10.8	June 18, 2010	Notice of Non-Renewal of April 2010 Note from Seatac Digital Resources, Inc. (9)
10.9	July 1, 2010	Notice of Default from Seatac Digital Resources, Inc. (10)
10.10	July 23, 2010	Seatac’s Proposal to Accept Collateral(11)
10.11	July 30, 2010	Agreement, Acknowledgment and Consent between the Company and Seatac(11)
10.12	July 30, 2010	Joint Direction to Release Pledged Interests from Escrow(11)
10.13	July 30, 2010	Trademark Assignment and Agreement(11)
10.14	July 30, 2010	Resignation of Larry Newman(11)
10.15	August 2, 2010	Resignation of Andrew Golden(11)
10.16	August 2, 2010	Resignation of Charles Richardson(11)
10.17	August 2, 2010	Resignation of Kimberly Sarubbi(11)
10.18	December 16, 2010	Note Purchase Agreement(12)
10.19	December 16, 2010	Secured Promissory Note to Seatac Digital Resources(12)
10.20	December 16, 2010	Stock Pledge and Escrow Agreement by and between the Company and Seatac Digital Resources, Inc. (12)
10.21	December 16, 2010	Security Agreement by and between the Company and Seatac Digital Resources, Inc. (12)
10.22	December 16, 2010	Guarantor Security Agreement by and between Spectrum Health Network, Inc. and Seatac Digital Resources, Inc. (12)
10.23	December 16, 2010	Guaranty Agreement by and between Spectrum Health Network, Inc. and Seatac Digital Resources, Inc. (12)
10.24	December 16, 2010	Assignment of IP Security Interest(12)
10.25	February 15, 2011	Consulting Agreement with Back Office Consultants, Inc. (13)
10.26	February 15, 2011	Agreement, Acknowledgment and Consent between the Company and Seatac(13)
10.27	February 15, 2011	Joint Direction to Release Pledged Interests from Escrow(13)
10.28	February 15, 2011	Trademark Assignment and Agreement(13)

10.29	February 15, 2011	Exclusive Licensing, Distribution and Advertising Sales Agreement(13)
10.30	February 15, 2011	Resignation of Robert Cambridge(13)
14.1	December 31, 2009	Code of Business Conduct and Ethics(5)
14.2	December 31, 2009	Code of Ethics for Financial Executives(5)
14.3	December 31, 2009	Insider Trading Policy(5)
21.1	April 15, 2011	List of Subsidiaries*
31.1	April 15, 2011	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
31.2	April 15, 2011	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*
32.1	April 15, 2011	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	April 15, 2011	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed with the Commission on July 29, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on April 7, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 25, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on July 2, 2010 and incorporated herein by reference.
(11)	Filed as an exhibit to Form 10-Q for quarter ending June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(12)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on December 22, 2010 and incorporated herein by reference.
(13)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on February 18, 2011 and incorporated herein by reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    April 15, 2011

AMHN, INC.

By:	/s/ Jeffrey D. Howes
Jeffrey D. Howes
Chief Executive Officer and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AMHN, Inc.

We have audited the accompanying balance sheet of AMHN, Inc. as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010.  AMHN, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of AMHN, Inc. as of December 31, 2009 were audited by other auditors whose report dated March 17, 2010, on those statements included an explanatory paragraph that described substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 1 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMHN, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has sustained operating losses and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2011

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

/s/ KBL, LLP
New York, NY
March 17, 2010

AMHN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

Current Assets:
Cash	$1,497	$165
Accounts receivable	5,588	—
Prepaid expense	—	3,000
Assets of discontinued operations-current	—	66,707

Total current assets	7,085	69,872

Fixed Assets:
Fixed assets, net of accumulated depreciation of $109,134 and $0 at December 31, 2010 and 2009, respectively	171,889	—

Assets of discontinued operations-non-current	—	779,893

Other Assets:
Segment library, net of accumulated amortization of $13,495 and $0 at December 31, 2010 and 2009, respectively	—	—
Goodwill	288,443	—

Total other assets	288,443	—
		.
Total assets	$467,417	$849,765

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$580,079	$90,186
Secured promissory note	543,531	175,138
Demand promissory note	210,000	—
Dividends payable	41,359	42,078
Liabilities of discontinued operations-current	—	853,415

Total current liabilities	1,374,969	1,160,817

Total liabilities	1,374,969	1,160,817

Commitments and Contingencies

Stockholders’ Deficit:

Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 50,000,000 shares authorized; 16,575,209 and 15,790,209 shares issued and outstanding at
December 31, 2010 and 2009, respectively	16,575	15,790
Additional paid in capital	1,661,321	1,563,231
Accumulated deficit	(2,585,448)	(1,890,073)

Total stockholders’ deficit	(907,552)	(311,052)

Total liabilities and stockholders’ deficit	$467,417	$849,765

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,2010 AND
THE PERIOD FROM APRIL 2, 2009 THROUGH DECEMBER 31, 2009

		For the Period
		April 2, 2009
	Year Ended	through
	December 31,	December 31,
	2010	2009

Operating revenues	$48,217	$—

Operating expenses:
Operating costs	71,932	—
General and administration	376,873	628,005
Sales and marketing	5,988	—
Depreciation and amortization	61,383	—

Total operating expense	516,176	628,005

Other income and (expense):
Other income	22,138	—
Interest expense	(64,086)	—

Total other income and expense	(41,948)	—

Loss from continuing operations before taxes	(509,907)	(628,005)

Provision for income taxes	—	—

Loss from continuing operations	(509,907)	(628,005)

Discontinued Operations:

Gain on disposal of discontinued operations	259,693	—
Loss from discontinued operations	(445,161)	(1,026,536)

Net loss from discontinued operations	(185,468)	(1,026,536)

Net loss	$(695,375)	$(1,654,541)

Net loss per share:
From continuing operations, basic and diluted	$(0.03)	$(0.09)
From discontinued operations, basic and diluted	(0.01)	(0.14)
Net loss per share, basic and diluted	$(0.04)	$(0.23)

Weighted average number of shares outstanding	16,420,489	7,264,707

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2009 TO DECEMBER 31, 2010

			Additional Paid in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total

Balance, December 31, 2008	1,017,573	$1,017	$596,298	$(578,618)	$18,697

Effect of merger and recapitalization pursuant to execution of Security Exchange Agreement	14,197,636	14,198	690,008	343,086	1,047,292

Stock issued for services	575,000	575	276,925	—	277,500

Net loss	—	—	—	(1,654,541)	(1,654,541)

Balance, December 31, 2009	15,790,209	15,790	1,563,231	(1,890,073)	(311,052)

Stock issued to acquire Spectrum Health Network, Inc.	500,000	500	49,500	—	50,000
Stock issued for services	285,000	285	48,590	—	48,875
Net loss	—	—	—	(695,375)	(695,375)

Balance, December 31, 2010	16,575,209	$16,575	$1,661,321	$(2,585,448)	$(907,552)

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND
THE PERIOD FROM APRIL 2, 2009 THROUGH DECEMBER 31, 2009
		For the Period
		April 2, 2009
	Year Ended	through
	December 31,	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net loss	$(695,375)	$(1,654,541)
Adjustments to reconcile net loss to net cash flows from operating activities - continuing operations:
Gain on disposal of discontinued operations	(259,693)	$—
Depreciation	55,048	—
Amortization of intangible assets	6,335	—
Cash received in acquisition of Spectrum Health Network, Inc.	2,844	—
Shares issued for services	—	744,168
Liabilities assumed in reverse merger with Croff	—	42,079
Effect of recapitalization	—	(100,679)
Changes in assets and liabilities
Accounts receivable	3,525	—
Prepaid expense and other assets	9,023	(3,000)
Accounts payable	19,051	90,186
Accrued expenses and other liabilities	607,696	175,137

Net cash flows used in operating activities	(251,546)	(706,650)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	700,000
Net cash flows provided by financing activities	—	700,000

DISCONTINUED OPERATIONS
Operating activities	1,088,378	247,411
Investing activities	(285,500)	(841,296)
Financing activities	(550,000)	600,700

Net cash flows provided by discontinued operations	252,878	6,815

Increase in cash	1,332	165
Cash, beginning of period	165	—
Cash, end of period	$1,497	$165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Shares issued in exchange for debt	$48,875	$277,500
Accounts receivable	$5,793	$—
Fixed assets	231,580	—
Intangible assets	6,748	—
Accounts payable	(461,272)	—
Accrued expenses	(18,448)	—
Goodwill	288,443	—
Common stock issued by AMHN, Inc.	(50,000)	—
Cash from acquisition of Spectrum Health Network, Inc.	$2,844	$—

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – THE COMPANY

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

Agreement and Plan of Reorganization

On July 6, 2009, Croff entered into an Agreement and Plan of Reorganization (the “Agreement”) with AMHN Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of Croff (“Merger Sub”), America’s Minority Health Network, Inc., a Delaware corporation (“America’s Minority Health Network”) and the major shareholders of the America’s Minority Health Network (the “Major Shareholders”).  The terms of the Agreement provide for (i) the transfer of 100% of the issued and outstanding shares of common stock of America’s Minority Health Network in exchange for the issuance to the shareholders of American’s Minority Health Network of an aggregate of 13,693,689 shares of common stock of Croff (the “Croff Common Stock”) at a conversion ratio where one share of America’s Minority Health Network is converted into 13,693.689 shares of Croff; (ii) the resignations of the Company’s officers and directors prior to the consummation of the Agreement  and the election and appointment of officers and directors as directed by America’s Minority Health Network; and (iii) America’s Minority Health Network to become a wholly owned subsidiary of Croff.  A full description of the terms of the Agreement (the “Transaction”) is set forth in the Agreement as filed as an exhibit to the Report on Form 8-K filed with the SEC on July 10, 2009.

On July 27, 2009, the Closing Date of the Transaction pursuant to the terms and conditions of the Agreement, Croff acquired 100% of the issued and outstanding shares of America’s Minority Health Network in exchange for the issuance of an aggregate of 13,693,689 shares of Croff Common Stock.  In accordance with the provisions of this triangulated merger, Merger Sub merged with and into America’s Minority Health Network as of the Effective Date of the Agreement, as that term is defined therein.  Upon consummation of the Agreement and all transactions contemplated therein, the separate existence of Merger Sub ceased, Croff became the surviving parent corporation, and America’s Minority Health Network became its wholly owned subsidiary.

The sole business of Croff became that of its operating subsidiary, America’s Minority Health Network. Croff experienced a change in control and the former shareholders of America’s Minority Health Network acquired control of the Company in the reverse merger.

Agreement with Global Arena Capital Corp

On September 11, 2009, the Company’s Board of Directors approved an agreement with Global Arena Capital Corp. (the “Global Agreement”) through which Global Arena Capital Corp. (“Global”) would serve as the Company’s exclusive placement agent in an attempt to raise up to five million dollars ($5,000,000) through the offer and sale by the Company of its securities.  Under a related private placement memorandum (“PPM”), the Company offered twenty-five (25) units for the purchase price of two hundred thousand dollars ($200,000) each (the “Offering”). Each unit consisted of 200,000 shares of the Company’s Common Stock and a detachable, transferable Warrant to purchase 70,000 shares of the

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – THE COMPANY (Continued)

Company’s Common Stock.  The Warrants were exercisable in whole or in part during the five-year period following issuance at an exercise price of $1.10 per share.  The Offering period was for sixty (60) days and could be extended for an additional sixty (60) day period.  No funds were raised under the Offering and the Offering was not extended.

Upon execution of the Global Agreement, the Company agreed to pay a retainer to Global through the issuance of 76,075 Warrants exercisable for one cent ($0.01) which represented one half of one percent (0.50%) of the then issued and outstanding shares of Common Stock of the Company. Due to Global’s non-performance under the terms of the Agreement, no fees were incurred or paid to Global and the Warrants were never issued although the Warrants were accounted for in the third quarter of 2009.  In December 2010, the issue was amicably resolved between the parties by the Company agreeing not to pursue its legal remedies against Global pursuant to the Agreement in exchange for the Company not issuing the Warrant to Global.

Name Change, Redomicile, Change in Par Value, and Long Term Incentive Compensation Plan

On September 14, 2009, the Company changed its name to AMHN, Inc.

On September 25, 2009, the Company’s Board of Directors approved the redomicile of the Company from Utah to Nevada and approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan (“LTIP”).  On March 28, 2010, the Company’s Board of Directors approved a revision to the Plan to increase the number of shares available for issuance to an aggregate of 1,500,000 shares.  All other provisions of the Plan remain unchanged.  The Company subsequently approved a change in the par value of the Company’s Common and Preferred Stock to $0.001 per share.  On July 20, 2010, the Company’s shareholders owning an aggregate of 8,900,898 shares (or 55%) of the Company’s outstanding shares approved the actions.

Business Overview

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

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – THE COMPANY (Continued)

Agreement, AMHN assumed the assets and liabilities of Spectrum totaling approximately $247,000 and $480,000, respectively. The excess of the purchase price over the net liabilities assumed was recorded as goodwill on the consolidated balance sheet.

Spectrum sells its network to independent physician associations (“IPAs”) and is supported by ad revenue.  Currently the company has 182 offices subscribed to the service with 123 live sites.  Spectrum’s new business plan is to market its network to IPAs for a fee of $3,500 per location for equipment and installation (“Subscription”), plus an ongoing monthly service fee ranging from $102 to $250 per month per location for content delivery and network maintenance (“Service Fees”). To date, Spectrum has not converted any of its existing clients to Subscriptions nor sold any Subscriptions. Spectrum has developed a primary target list of prospective IPAs, which if subscribed, would represent a minimum of 640 potential locations, with each location supporting its own system. There are approximately 3,500 IPAs operating in the United States.  Of this total, an estimated 2,000 fall under the category of the “Staff Model” where staff are fulltime employees directed under a corporate management structure. Another 1,500 are considered a “Staff/Hybrid Model” where the IPA is created to facilitate a Primary Care Group and still enable specialized physicians to maintain their own practices, but allows them to receive the benefits of achieving economies of scale from the formation of an association to operate and help manage their practice.

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

Discontinued Operations

America’s Minority Health Network is a place-based provider of digital video education for medical practices who primarily service minorities. Research has shown that due to socioeconomic and sociopolitical issues, African-Americans suffer from exceptionally high mortality and morbidity rates. Lack of proper healthcare education has been cited as one of the factors leading to higher health risks for the African-American community. America’s Minority Health Network provides a digital platform to increase African-American health education awareness that can increase the longevity and well-being of African-American men and women, while providing relevant advertising of related products. The America’s Minority Health Network has created a viable solution to meet the needs of physicians who are constantly searching for ways to better inform their patients and for advertisers that are searching for ad space to communicate specific products to African-Americans.

America’s Minority Health Network provides direct-to-consumer television programming across the United States to subscribing medical offices with a predominantly African-American patient base. Subscribing offices subscribe to the service to receive programming.  Our rollout plan called for one thousand (1,000) subscribing locations in our first phase.  Each month updated healthcare segments and relevant advertising are digitally delivered in high definition directly to waiting rooms filled with a well-defined African-American target audience.  Medical office waiting rooms provide a captive audience with

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – THE COMPANY (Continued)

the typical presence of over 1,000 patients per month per location, where viewers are pre-disposed to watch and listen to the pertinent information offered.

On July 30, 2010, after the Company defaulted under the payment terms of a Secured Promissory Note issued to Seatac Digital Resources, Inc. (“Seatac”) on April 1, 2010 (the “America’s Minority Note”), the Company and Seatac agreed that the America’s Minority Note be satisfied through the transfer of the collateral for the America’s Minority Note.  In connection therewith, the shares of America’s Minority Health Network owned by the Company were transferred to Seatac and the America’s Minority Note was satisfied in full. See Note H, DISCONTINUED OPERATIONS.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its continuing subsidiary, Spectrum, and the discontinued subsidiary, America’s Minority Health Network, through July 30, 2010.  All intra-company accounts and transactions have been eliminated in consolidation.

Accounting Standard Codification

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Position or Emerging Issue Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right; ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable

Trade accounts receivable are obligations for advertising revenue, Subscriptions, and Service Fees due under normal trade terms. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Normal trade accounts receivable are due 30 days from invoice date and thereafter are considered past due.  At December 31, 2010, there were no past due trade accounts receivable and therefore no allowance for doubtful accounts was provided.  Trade accounts receivable past due more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer.  Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.

Fixed Assets

The Company, through Spectrum, had 182 offices subscribed and 123 live sites commissioned as of December 31, 2010.  Depreciation commences on the first day of the month following the installation of the sites and is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs are charged to expense as incurred.  Depreciation expense of $55,048 and $0 for continuing operations was recorded for the year ended December 31, 2010 and the period from April 2, 2009 (Inception) through December 31, 2009, respectively.

Segment Library

The segment library of Spectrum is reflected as intangible assets on the accompanying consolidated balance sheet with a useful life of 5 years. These costs represent the production costs relating to producing the segments that will be presented in the subscribing offices. Management has determined the life of the segment library to be 5 years.  The Company amortizes the segments commencing on the first day of the month following the segments placed into service. Amortization expense of $6,335 and $0 for continuing operations was recorded for the year ended December 31, 2010 and the period from April 2, 2009 (Inception) through December 31, 2009, respectively.

Recoverability of Long-Lived Assets

Although the Company does not have any long-lived assets at this point, for any long-lived assets acquired in the future the Company will review their recoverability on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.  At December 31, 2010, the Company’s balance sheet included goodwill from the acquisition of Spectrum on June 11, 2010.  No impairment has been recognized during 2010.

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

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.  For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period.  At no time has the Company issued common stock for a service period that exceeds one year.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis.

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

Revenue Recognition

The Company generates revenue from the sale of advertising spots on its network, through Subscriptions and Service Fees.  The Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin No. 104.  Revenue is recognized when persuasive evidence of a sales arrangement exists, when the selling price is fixed or determinable, when installation and official acceptance by the facility occurs, and when collection is probable.

Concentration of Credit Risks, Customer Data, and Supplier Data

During 2010 and 2009, the Company derived all of its revenue from one customer; outstanding accounts receivable at December 31, 2010 are all due from this customer.  During 2010 and 2009, the Company had one supplier, a minority shareholder, provide all of its programming content and another supplier, also a minority shareholder, provide all of its installation and distribution services.

Earnings per Share of Common Stock

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants. Potential common shares at December 31, 2010 and 2009 that have an anti-dilutive effect totaling zero and 76,075, respectively are excluded from the diluted earnings per share.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain 2009 amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidation (ASC 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17), which is effective for annual periods beginning after November 15, 2009.  ASU 2009-17 requires Company management to consider a variable entity’s purpose and design and the Company’s ability to direct the activities of the variable interest entity that most significantly impact such entity’s economic performance when determining whether such entity should be consolidated.  The Company adopted the provisions of ASU 2009-17 as required on January 1, 2010.  The provision had no impact on the Company’s consolidated financial position or results of operation upon adoption.

In January, 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

NOTE C – GOING CONCERN

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

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE C – GOING CONCERN (Continued)

These financial statements have been prepared on a going concern basis which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has generated revenues from continuing operations of only $48,217 since the acquisition of Spectrum and has an accumulated deficit of $2,585,448 through December 31, 2010.

Besides generating revenues from proposed operations, the Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability.  The financing that may be raised may not be on terms acceptable by the Company.  If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations. The Company is currently seeking a suitable acquisition candidate.

NOTE D – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of no par value preferred stock authorized. No preferred shares have been issued. On July 20, 2010, the Company’s shareholders approved a change in the par value of the Company’s Preferred Stock to $0.001 per share.

Common Stock

The Company was authorized to issue up to 50,000,000 shares of common stock at $0.10 par value per share (“Common Stock”).  On July 20, 2010, the Company shareholder’s approved a change in the par value of the Company’s Common Stock to $0.001 per share.  As of December 31, 2010 and as of the date of this filing, the Company has 16,575,209 shares of Common Stock issued and outstanding.  All par value amounts and additional paid in capital amounts prior to the change have been reclassified in accordance with the staff accounting bulletin rules.

On July 27, 2009, as part of the acquisition of the Company’s former subsidiary (America’s Minority Health Network, Inc.), the Company: (i) effected a forward stock split on a basis of 3:1 which increased the issued and outstanding shares of Common Stock from 1,017,573 to 3,052,719, and this change was reflected retroactively in accordance with rules and regulations of SAB Topic 4C; (ii) accepted from a shareholder the surrender of and canceled 1,935,000 shares of Common Stock which were returned to the Company’s authorized but unissued shares; (iii) issued 403,802 shares to the same shareholder who surrendered the above-mentioned shares; and (iv) issued 13,693,689 shares of its Common Stock to the shareholders of America’s Minority Health Network in exchange for 100% of the shares of America’s Minority Health Network.

On September 25, 2009, the Company authorized the issuance of 350,000 shares of restricted Common Stock valued at $105,000 in exchange for consulting services.  The Company also authorized the issuance of an aggregate of 510,000 additional shares of its Common Stock valued at $153,000 pursuant to a Form S-8 registration statement (“Form S-8”) to be filed by the Company.  On November 4, 2010, the Company determined that it would not file the Form S-8 and instead issued 160,000 shares of its Common Stock valued at $48,875 to two individuals and issued a third individual an unsecured demand promissory note in the amount of $210,000 (the “Note”). The Note was subsequently assigned to an unaffiliated entity and remains unpaid as of December 31, 2010 and as of the date of this filing.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On September 28, 2009, the Company issued 450,000 shares of stock valued at $112,500 in exchange for consulting services.

On each of October 20, 2009 and November 11, 2010, the Company issued 125,000 shares of its restricted Common Stock to Alliance Advisors, LLC pursuant to an Investor Relations Consulting Agreement, valued at $875 and $165,000 for the years ended December 31, 2010 and 2009, respectively.

On June 11, 2010, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock, previously described in NOTE A – THE COMPANY, Acquisition of Spectrum Health Network, Inc.

2009 Long Term Incentive Compensation Plan

The Company’s Board of Directors and shareholders approved the LTIP on September 25, 2009 and July 20, 2010 respectively. The LTIP contains one million five hundred thousand shares that may be issued to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company.  In conjunction with approval of the Plan by the Company’s shareholders, the Board of Directors approved the granting of non-qualified stock options (the “Options”) to officers and employees of the Company for an aggregate of 900,000 underlying shares.  The exercise price of the Options was fixed at $0.30 per share with the underlying shares to vest at the rate of one-third on the date of the grant and one-third on each of the first and second anniversary dates of the grant. The Options were never issued.   In December 2010, the Company and the officers and employees verbally and mutually agreed to waive the Company’s commitment to issue the Options.  As of December 31, 2010 and as of the date of this filing, no options have been issued under the LTIP.

Warrant(s) to Purchase Common Stock

A summary of the Company’s Warrant(s) to Purchase Common Stock (the “Warrant(s)”) and related information as of December 31, 2010 follows:

	Number of Shares Under Warrant(s)	Range of Warrant(s) Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2008	-0-	$-0-	$-0-
Granted	76,075	0.01	0.01
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2009	76,075	0.01	0.01
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	(76,075)	0.01	0.01
Balance at December 31, 2010	-0-	$-0-	$-0-

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Warrant(s) to Purchase Common Stock (Continued)

As of December 31, 2009, $22,138 was included in accrued expenses reflecting the value of the 76,075 Warrant(s).  In December 2010, pursuant to a letter agreement between the Company and the Warrant holder, the Warrants were cancelled and the Company recorded $22,138 as Other Income on the accompanying financial statements as of December 31, 2010.

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

The weighted average fair value of the Warrant(s) granted and the assumptions used in the Black-Scholes-Merton model used to value the 76,075 Warrant(s) listed in the table above are set forth in the table below

Weighted average fair value of Warrant(s) granted	$0.30
Risk-free interest rate	0.98%
Volatility	129.39%
Expected life	2
Dividend yield	0.00%

NOTE E – PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  As of December 31, 2010, there is no provision for income taxes, current or deferred.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE E – PROVISION FOR INCOME TAXES (Continued)

At December 31, 2010 and 2009, deferred tax assets consist of the following:

	2010	2009
Net operating losses	$408,000	$646,000
Valuation Allowance	(408,000)	(646,000)
	$-0-	$-0-

At December 30, 2010, the Company had a net operating loss carry forward of approximately $1,200,000, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

In 2010, the deferred tax valuation allowance decreased by $238,000.  The realization of the tax benefits is subject to the sufficiency of taxable income in future years.  The combined deferred tax assets represent the amounts expected to be realized before expiration.  Certain tax losses were lost with the disposal of America’s Minority Health Network.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets.  The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

NOTE F – COMMITMENTS AND CONTINGENCIES

Service Agreement and License Agreement between Seatac and America’s Minority Health Network

As disclosed previously, America’s Minority Health Network entered into an Installation and Remote Transfer Testing Project Management and Service Agreement (“Service Agreement”) and a License Agreement (“License Agreement”) with Seatac on May 1, 2009 for a period of five (5) years. This Service Agreement and License Agreement were transferred from the Company to Seatac on July 30, 2010 along with the ownership of America’s Minority Health Network.  See Note A, THE COMPANY, Discontinued Operations.

Consulting Agreement with Alliance Advisors, LLC

On October 1, 2009, the Company’s Board of Directors approved an Investor Relations Consulting Agreement with Alliance Advisors, LLC (the “Agreement”).  The twelve-month Agreement called for cash payments of $5,000 per month for months 1-3, $6,000 per month for months 4-6, and $7,000 per

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE F – COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreement with Alliance Advisors, LLC (Continued)

month for the remaining six (6) months.  In addition to the cash payments, the Agreement called for the issuance of 125,000 restricted shares of the Company’s Common Stock during the first thirty days of the Agreement with an additional 125,000 restricted shares of the Company’s Common Stock after the successful completion of the first six (6) months of service.  The Company issued the first 125,000 shares called for in the Agreement on October 20, 2009 and the second 125,000 shares on November 29, 2010.  The Agreement expired on September 30, 2010; however, Alliance Advisors, LLC continued to provide services on a month-to-month basis at $5,000 per month through December 31, 2010.  For the years ended December 31, 2010 and 2009, the Company paid Alliance Advisors, LLC $63,000 and $15,000 respectively.

NOTE G – PROMISSORY NOTES

Secured Promissory Notes to Seatac

At December 31, 2009, the Company had unsecured advances outstanding with Seatac in the amount of $175,138.  From time to time thereafter, Seatac provided necessary working capital to the Company in the form of interest-free advances. On April 1, 2010, the Company converted the advances through April 1, 2010 into a Secured Promissory Note secured by its subsidiary, America’s Minority Health Network (the “April 2010 Note”).  After defaulting under the payment terms of the April 2010 Note, the Company transferred ownership of America’s Minority Health Network to Seatac in full satisfaction thereof.

As previously reported, the Company acquired 100% of the issued and outstanding shares of Spectrum on June 11, 2010 in exchange for the issuance of an aggregate of 500,000 shares of AMHN’s Common Stock and Spectrum became a wholly owned subsidiary of the Company. Since the closing date of the Spectrum transaction, Seatac advanced approximately $487,532 to the Company specifically to address payables (the “Advances”).  To date, the Advances have not been repaid. In order for Seatac to secure a first position for repayment of the Advances, the Company issued a Secured Demand Promissory Note dated December 16, 2010 for repayment of the Advances and any future advances made by Seatac (the “Note”). The Note, together with accrued interest at the annual rate of four percent (4%), is due in one lump sum payment on demand (the “Maturity Date”).  If the Company commits any Event of Default (as defined in the Note Purchase Agreement), the interest rate shall be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.  The Note Purchase Agreement contains a number of negative covenants with which the Company must comply so long as the Note remains outstanding. Such negative covenants include, but are not limited to, restrictions on the Company’s ability to (i) declare or pay any dividends or to purchase, redeem or otherwise acquire or retire any shares of the Company’s capital stock; (ii) create, incur or assume any lien or other encumbrance (with limited exceptions as set forth in the Note Purchase Agreement); (iii) create, incur or assume (directly or indirectly) any indebtedness (with limited exceptions as set forth in the Note Purchase Agreement); (iv) amend the Company’s Articles of Incorporation or Bylaws; and (vii) enter into any transactions with affiliates. As security for the Company’s obligations under the Note Purchase Agreement and Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010. Repayment of the Note is guaranteed by Spectrum and is secured by a blanket lien encumbering the assets of Spectrum.  On December 31, 2010, the Company amended the December 2010 Note to increase the principal amount to $543,531 to include additional advances

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE G – PROMISSORY NOTES (Continued)

Secured Promissory Notes to Seatac (Continued)

made by Seatac from September through November in the aggregate of $56,000, which amount was inadvertently not included in the initial principal amount disclosed. The foregoing description of the Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in entirety, by reference to each agreement, copies of which are attached as exhibits to the Current Report on Form 8-K filed on December 22, 2010, which exhibits are incorporated herein by reference.

Demand Promissory Note

During 2009, an individual provided consulting services to the Company in the amount of $210,000 (the “Debt”).  The Debt was to be paid through the issuance of restricted shares and shares issued pursuant to a Form S-8 to be filed by the Company. The Company subsequently determined that it would not file the Form S-8 and instead issued the individual a Demand Promissory Note for $210,000 (the “Note”).  The Note is an unsecured and non-interest bearing.  The Note was subsequently assigned to an unaffiliated entity and remains unpaid as of December 31, 2010 and as of the date of this filing.

NOTE H – DISCONTINUED OPERATIONS

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

Given the Company’s unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Seatac, it agreed and consented to Seatac’s exercise of its remedies under the April 2010 Note and the foreclosure upon the Collateral.  As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries are in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438, and that the debt is secured by a first priority security interest in all of the assets of the Company and its subsidiaries.  Accordingly, on July 30, 2010, the Company and Seatac sent joint

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE H – DISCONTINUED OPERATIONS (Continued)

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

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.  Summarized financial information for discontinued operations for the years ended December 31, 2010 and 2009 follows:

	Balances at
	December 31, 2010	December 31, 2009
Assets of discontinued operations
Cash	$-0-	$41,901
Accounts receivable	-0-	10,569
Other current assets	-0-	14,237
Total current assets	-0-	66,707
Fixed assets, net	-0-	382,760
Intangible assets, net	-0-	382,333
Other assets	-0-	14,800
Total non-current assets	-0-	779,893
Total assets of discontinued operations	$-0-	$846,601

Liabilities of discontinued operations
Accounts payable	$-0-	$138,860
Note payable	-0-	600,000
Accrued interest	-0-	8,856
Other current liabilities	-0-	105,699
Total current liabilities	-0-	853,415
Total liabilities of discontinued operations	$-0-	$853,415

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE H – DISCONTINUED OPERATIONS (Continued)

	December 31, 2010	December 31, 2009
Operating revenues	$60,645	$10,569
Operating expenses:
Operating costs	81,084	43,152
General and administration	101,672	690,473
Sales and marketing	168,545	218,421
Depreciation and amortization	145,974	76,203
Total operating expense	497,275	1,028,249
Other income and (expense)
Interest expense	(8,531)	(8,856)
Total other income and (expense)	(8,531)	(8,856)
Loss from discontinued operations	(445,161)	(1,026,536)
Gain on disposal of discontinued operations	259,693	-0-
Net loss from discontinued operations	$(185,468)	$(1,026,536)

The gain on disposal of discontinued operations in 2010 of $259,693 is comprised of: (i) $967,888 from the disposal of assets of the discontinued operations; (ii) $1,167,917 from the disposal of liabilities of the discontinued operations; and (iii) $59,664 representing the forgiveness of debt in exchange for 100% of the issued and outstanding shares of common stock of America’s Minority Health Network.

NOTE I – RELATED PARTIES

During 2010, the Company made payments to certain officers and directors or companies owned by officers and directors for consulting services (not associated with their directorship) as follows: (i) $48,000 to a director who resigned in August 2010; (ii) $26,500 to the company of an officer who resigned in July 2010; (iii); $6,000 to an officers/directors who resigned in July 2010 and (iv) $55,000 to the company of an officer/director.  During 2010, the Company purchased content from a minority shareholder totaling $185,000 and at December 31, 2010 owed that shareholder $245,000.

During 2009, the Company made payments to certain officers and directors or companies owned by officers and directors for consulting services (not associated with their directorship) as follows: (i) $12,000 to a director; (ii) $12,500 to the company of an officer; (iii) $12,000 to an officers/directors; and (iv) $10,000 to a company owned by an officer/director.  During 2009, the Company purchased content from a minority shareholder totaling $410,000 and at December 31, 2009 owed that shareholder $60,000.

NOTE J – CHANGE OF CONTROL

On December 17, 2010, the Company experienced a change in control when shareholders owning an aggregate of 8,900,898 shares of the Company’s Common Stock (or 53.7% of the Company’s 16,575,209 outstanding shares) sold those shares to an entity not previously affiliated with the Company or its shareholders.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE K – SUBSEQUENT EVENTS

Settlement of Secured Promissory Note to Seatac

The Company and Seatac entered into a Note Purchase Agreement and issued a Secured Demand Promissory Note dated December 16, 2010 in the principal amount of $487,532 for repayment of the Advances and any future advances made by Seatac (the “Spectrum Note”). The Spectrum Note was subsequently amended to cover additional advances bringing the total principal amount due under the Spectrum Note to $543,531.  As security for the Company’s obligations under the Note Purchase Agreement and Spectrum Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010.  Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.

Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the Spectrum Note.  In an effort to satisfy the Note in full, Seatac and the Company: (i) acknowledged that the Company and Spectrum are unable to pay the aggregated principal and interest of $547,155 due to Seatac under the Spectrum Note which was secured by a first priority security interest in all of the assets of the Company and Spectrum; (ii) sent joint instruction to the escrow agent, pursuant to which the escrow agent transferred the stock certificate representing all of the outstanding shares of Spectrum being held in escrow to Seatac; (iii) entered into a trademark assignment to transfer all rights, title and interest in the mark “Spectrum Health Network, Inc.” and the goodwill associated with that mark; and (iv) entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement wherein Seatac and Spectrum licensed the Company to sell subscriptions to and advertising spots on the Spectrum digital-media network.

Potential Acquisition

The Company previously disclosed that it was involved in negotiations regarding a potential acquisition.  At this time, the intended potential acquisition is not a viable opportunity; however, the Company is continuing to explore potential acquisition candidates.

Change in Officers and Directors

In conjunction with the settlement of the Spectrum Note to Seatac, and immediately after the transfer of the outstanding shares of Spectrum to Seatac, the Company’s sole officer and director, Robert Cambridge, resigned.  Upon his resignation, the majority shareholder owning 53.7% of the Company’s 16,575,209 outstanding shares, elected Jeffrey D. Howes as the Company’s sole officer and director to serve until the next annual meeting of shareholders or until his earlier termination or resignation.