Form 10-Q
period 2011-03-31
AMHN, Inc.
filed 2011-05-19
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

Commission File No. 000-16731

AMHN, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10611 N. Hayden Rd., Suite D106, Scottsdale, AZ 85260	(424) 239-6781
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of May 19, 2011 was 16,575,209.

AMHN, INC. AND SUBSIDIARY

AMHN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$994	$1,245
Total current assets	994	1,245
Assets of discontinued operations	—	466,172

Total assets	$994	$467,417
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$14,421	$1,934
Secured promissory note	—	543,531
Demand promissory notes	239,000	210,000
Dividends payable	41,359	41,359
Accrued interest	321	—
Liabilities of discontinued operations	—	578,145
Total current liabilities	295,101	1,374,969
Total liabilities	295,101	1,374,969
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 50,000,000 shares authorized; 16,575,209 shares issued and outstanding	16,575	16,575
Additional paid in capital	1,661,321	1,661,321
Accumulated deficit	(1,972,003)	(2,585,448)
Total stockholders’ deficit	(294,107)	(907,552)
Total liabilities and stockholders’ deficit	$994	$467,417

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMHN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Operating revenues	$—	$—

Operating expenses:
General and administration	41,737	130,014
Total operating expense	41,737	130,014
Other expense:
Interest expense	(3,895)	—
Total other income and expense	(3,895)	—
Loss from continuing operations before taxes	(45,632)	(130,014)
Provision for income taxes	—	—
Loss from continuing operations	(45,632)	(130,014)
Discontinued Operations:
Gain on disposal of discontinued operations	705,668	—
Loss from discontinued operations	(46,591)	(217,378)
Income (loss) from discontinued operations	659,077	(217,378)

Net income (loss)	$613,445	$(347,392)

Net income (loss) per share:
From continuing operations, basic and diluted	$(0.00)	$(0.01)
From discontinued operations, basic and diluted	0.04	(0.01)
Net income (loss) per share, basic and diluted	$0.04	$(0.02)

Weighted average number of shares outstanding	16,575,209	15,790,209

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMHN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$613,445	$(347,392)
Adjustments to reconcile net loss to net cash flows from operating activities - continuing operations:
Gain on disposal of discontinued operations	(705,668)	—
Changes in assets and liabilities
Prepaid expense and other assets	—	3,000
Accounts payable	12,487	—
Accrued expenses and other liabilities	321	(720)
Net cash flows used in operating activities	(79,415)	(345,112)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	29,000	—
Net cash flows provided by financing activities	29,000	—

DISCONTINUED OPERATIONS
Operating activities	50,164	197,627
Investing activities	—	(52,500)
Financing activities	—	200,000
Net cash flows provided by discontinued operations	50,164	345,127

Decrease (increase) in cash	(251)	15
Cash, beginning of period	1,245	165
Cash, end of period	$994	$180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – THE COMPANY

AMHN, Inc. (the “Company”) was incorporated in Utah in 1907 under the name Croff Mining Company (“Croff”).  The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc.  On September 25, 2009, the Company changed its name to AMHN, Inc. and on September 25, 2009 approved a redomicile of the Company from Utah to Nevada.  In February 2011, the Company relocated its corporate offices to 10611 N. Hayden Rd., Suite D106, Scottsdale, Arizona  85260.

Business Overview

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

Spectrum sells its network to independent physician associations (“IPAs”) and is supported by ad revenue.  Spectrum’s markets its network to IPAs for a fee of $3,500 per location for equipment and installation (“Subscription”), plus an ongoing monthly service fee ranging from $102 to $250 per month per location for content delivery and network maintenance (“Service Fees”). Spectrum has developed a primary target list of prospective IPAs, which if subscribed, would represent a minimum of 640 potential locations, with each location supporting its own system. There are approximately 3,500 IPAs operating in the United States.  Of this total, an estimated 2,000 fall under the category of the “Staff Model” where staff are fulltime employees directed under a corporate management structure. Another 1,500 are considered a “Staff/Hybrid Model” where the IPA is created to facilitate a Primary Care Group and still enable specialized physicians to maintain their own practices, but allows them to receive the benefits of achieving economies of scale from the formation of an association to operate and help manage their practice.  Spectrum implemented a media-buying branded program to offer the “Spectrum Health Network Rx Discount Drug Card” (“Discount Drug Card”).  Spectrum has distributed 16,200 free Discount Drug Cards to its over 125 medical office locations. These Discount Drug Cards are given to patients by physicians, have no expiration date, can be activated and used immediately, and allow consumers to save 35-75% off their retail prescriptions at more than 54,000 pharmacies.  Each time a Discount Drug Card is used, Spectrum receives a commission.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – THE COMPANY (Continued)

On February 15, 2011, after the Company defaulted under the payment terms of a Secured Promissory Note issued to Seatac on December 16, 2010 (the “Spectrum Note”), the Company and Seatac agreed that the Spectrum Note be satisfied through the transfer of the collateral for the Spectrum Note. In connection therewith, the shares of Spectrum owned by the Company were transferred to Seatac and the Spectrum Note was satisfied in full. See NOTE G – DISCONTINUED OPERATIONS.

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

Also in conjunction with the settlement of the Spectrum Note to Seatac, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the “Agreement”).  Under the terms of the three-year renewable Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Agreement relates to all current and future Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and independent physician associations (“IPAs”) including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum’s network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2010 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the three month period ended March 31, 2011. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain 2010 amounts have been reclassified to conform to current year presentation.

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

Besides generating revenues from operations, the Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability.  If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations. The Company is currently seeking a suitable acquisition candidate; refer to NOTE H – SUBSEQUENT EVENTS, Letter of Intent with vitaMedMD, LLC.

NOTE D – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of no par value preferred stock authorized. No preferred shares have been issued. On July 20, 2010, the Company’s shareholders approved a change in the par value of the Company’s Preferred Stock to $0.001 per share.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock at $0.10 par value per share (“Common Stock”).  On July 20, 2010, the Company shareholder’s approved a change in the par value of the Company’s Common Stock to $0.001 per share.  As of March 31, 2011 and as of the date of this filing, the Company has 16,575,209 shares of Common Stock issued and outstanding.  All par value amounts and additional paid in capital amounts prior to the change have been reclassified in accordance with the staff accounting bulletin rules.

2009 Long Term Incentive Compensation Plan

The Company’s Board of Directors and shareholders approved the LTIP on September 25, 2009 and July 20, 2010 respectively. The LTIP contains one million five hundred thousand shares that may be issued to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company.  As of March 31, 2011 and as of the date of this filing, no options have been issued under the LTIP.

NOTE E – PROMISSORY NOTES

Demand Promissory Note

On March 1, 2011, the Company issued a Demand Promissory Note (the “March 2011 Note”) to the Company’s majority shareholder wherein the Company may borrow funds to satisfy its operational requirements. Interest is to accrue at 20% per annum. At March 31, 2011, the outstanding principal balance under the March 2011 Note totaled $29,000, plus accrued interest totaling $321.

Convertible Promissory Notes

During 2009, an individual provided consulting services to the Company in the amount of $210,000 (the “Debt”).  The Debt was to be paid through the issuance of restricted shares and shares issued pursuant to a Form S-8 to be filed by the Company. The Company subsequently determined that it would not file the Form S-8 and instead issued the individual a demand promissory note for $210,000 dated November 9, 2010 (the “November 2010 Note”).  The November 2010 Note was subsequently assigned to unaffiliated entities (“Noteholders”) and remained unpaid as of March 31, 2011.  On April 18, 2011, the November 2010 Note was exchanged for two convertible promissory notes. See NOTE H – SUBSEQUENT EVENTS, for further details.

Secured Promissory Note to Seatac

As previously reported, the Company acquired 100% of the issued and outstanding shares of Spectrum on June 11, 2010 in exchange for the issuance of an aggregate of 500,000 shares of AMHN’s Common Stock and Spectrum became a wholly owned subsidiary of the Company. Since the closing date of the Spectrum transaction through November 2010, Seatac had advanced approximately $487,532 to the Company specifically to address payables (the “Advances”). In order for Seatac to secure a first position for repayment of the Advances, the Company issued the Spectrum Note. The Spectrum Note, together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on demand (the “Maturity Date”). As security for the Company’s obligations under the Spectrum Note, the Company

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE E – PROMISSORY NOTES (Continued)

Secured Promissory Note to Seatac (Continued)

pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010. Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.  On December 31, 2010, the Company amended the Spectrum Note to increase the principal amount to $543,531 to include additional advances made by Seatac from September through November 2010 in the aggregate of $56,000, which amount was inadvertently not included in the initial principal amount disclosed. The foregoing description of the Spectrum Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in entirety, by reference to each agreement, copies of which are attached as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010, which exhibits are incorporated herein by reference.

In February 2011, Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the balance. On February 15, 2011, the Spectrum Note was satisfied pursuant to the terms more fully described in NOTE G – DISCONTINUED OPERATIONS.

NOTE F – COMMITMENTS AND CONTINGENCIES

Exclusive Licensing, Distribution and Advertising Sales Agreement

On February 15, 2011, in conjunction with the settlement of the Spectrum Note, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the “Agreement”).  Under the terms of the three-year renewable Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Agreement relates to all current and future Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and independent physician associations (“IPAs”) including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum’s network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots sold by the Company.

Consulting Agreement with Back Office Consultants, Inc.

On February 15, 2011, the Company entered into a Consulting Agreement with Back Office Consultants, Inc. (“Back Office”) pursuant to which Back Office agrees to provide accounting and corporate compliance services to the Company for a monthly fee of $7,000.  During the three months ended March 31, 2011, the Company recorded a consulting expense totaling $21,000, of which $7,000 remained in accounts payable at March 31, 2011.  The one-year agreement has an effective date as of January 1, 2011.  The president of Back Office is a former officer and shareholder of the Company.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE G – DISCONTINUED OPERATIONS

America’s Minority Health Network, Inc.

On July 1, 2010, pursuant to the terms of the 4% Secured Promissory Note (“April 2010 Note”), Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010.  On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438.  The Company’s obligation to repay the April 2010 Note was (i) secured by a pledge by the Company of all of the capital stock of the Company’s subsidiaries owned as of or acquired after the date of the April 2010 Note, pursuant to the terms of a Stock Pledge and Escrow Agreement dated April 1, 2010; (ii) guaranteed by the Company’s subsidiary, America’s Minority Health Network pursuant to a Guaranty Agreement dated April 1, 2010; and (iii) secured by a blanket lien encumbering the assets of the Company and the Company’s subsidiaries pursuant to Security Agreements dated April 1, 2010. Payment of principal, interest and late charges under the April 2010 Note became past due, and as a result of the default, on July 30, 2010, Seatac informed the Company that it intended to exercise its remedies pursuant to which it could accept collateral in satisfaction of the Company’s obligations.  More particularly, Seatac stated that it intended to accept the following collateral in full satisfaction of the $981,438 due under the April 2010 Note: (i) all rights, title and interest of AMHN in the 1,000 shares of common stock of America’s Minority Health Network, (ii) all rights, title and interest of AMHN in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark, and (iii) all books and records of America’s Minority Health Network held by AMHN (collectively, the “Collateral”).

Given the Company’s unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Seatac, it agreed and consented to Seatac’s exercise of its remedies under the April 2010 Note and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries were in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438, and that the debt was secured by a first priority security interest in all of the assets of the Company and its subsidiaries. Accordingly, on July 30, 2010, the Company and Seatac sent joint instruction to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America’s Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark “America’s Minority Health Network, Inc.” and the goodwill associated with such mark.  The Company’s settlement with Seatac did not include the surrender of Spectrum or the satisfaction of a trade payable to Seatac in the amount of $480,465.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE G – DISCONTINUED OPERATIONS (Continued)

America’s Minority Health Network, Inc. (Continued)

Summarized financial information for discontinued operations for the three months ended March 31, 2010 is as follows:

Operating revenues	$15,329
Operating expenses:
Operating costs	32,625
General and administration	50,455
Sales and marketing	83,196
Depreciation and amortization	57,900
Total operating expense	224,176
Other expense
Interest expense	(8,531)
Total other income and (expense)	(8,531)
Loss from discontinued operations	$(217,378)

Spectrum Health Network, Inc.

On December 16, 2010, the Company and Seatac entered into a Note Purchase Agreement and issued the Spectrum Note in the principal amount of $487,532 and subsequent advances by Seatac bringing the total principal amount due to $543,531. As security for the Company’s obligations under the Note Purchase Agreement and Spectrum Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010.  Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.

In February 2011, Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the balance. In an effort to satisfy the Spectrum Note in full, Seatac and the Company: (i) acknowledged that the Company and Spectrum were unable to pay the aggregated principal and interest of $547,155 due to Seatac under the Spectrum Note which was secured by a first priority security interest in all of the assets of the Company and Spectrum; (ii) sent joint instruction to the escrow agent, pursuant to which the escrow agent transferred the stock certificate representing all of the outstanding shares of Spectrum being held in escrow to Seatac; (iii) entered into a trademark assignment to transfer all rights, title and interest in the mark “Spectrum Health Network, Inc.” and the goodwill associated with that mark; and (iv) entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement wherein Seatac and Spectrum licensed the Company to sell subscriptions to and advertising spots on the Spectrum digital-media network.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE G – DISCONTINUED OPERATIONS (Continued)

Spectrum Health Network, Inc. (Continued)

The components of the gain on disposal of discontinued operations during the three months ended March 31, 2011 are as follows:

Assets:
Cash	$5,817
Accounts receivable	12,573
Fixed assets, net	186,569
Intangible assets, net	288,443
Total assets transferred	$493,402

Liabilities:
Accounts payable	$634,965
Other liabilities	16,950
Secured promissory note and accrued interest	547,155
Total liabilities of discontinued operations	$1,199,070

Net gain on disposal of discontinued operations	$705,668

Summarized financial information for discontinued operations for the period January 1 through February 14, 2011 is as follows:

Operating revenues	$12,573
Operating expenses:
Operating costs	16,356
General and administration	32,989
Depreciation	9,819
Total operating expense	59,164
Loss from discontinued operations	$(46,591)

NOTE H – SUBSEQUENT EVENTS

Convertible Promissory Notes

On September 25, 2009, the Company authorized an aggregate of 510,000 shares of its Common Stock valued at $153,000 to be issued to an individual pursuant to a Form S-8 registration statement (“Form S-8”) to be filed by the Company.  On November 4, 2010, the Company determined that it would not file the Form S-8 and instead issued the individual the November 2010 Note for $210,000. The November 2010 Note was subsequently assigned to unaffiliated entities (“Noteholders”) and remained unpaid as of March 31, 2011.  On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE H – SUBSEQUENT EVENTS (Continued)

Convertible Promissory Notes

convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the “Convertible Notes”).  The maturity date of the Convertible Notes is on demand any time after sixty (60) days from the date of issuance (the “Maturity Date”).  At the option of the Noteholders, the Convertible Notes may be converted into shares of the Company’s Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Convertible Notes also contain anti-dilution provisions.

Sales Representation Agreement

On May 7, 2011, the Company entered into a Sales Representation Agreement (“Agreement”) with Mann Equity, LLC (“Mann”) wherein Mann purchased from the Company the right to sell the Company’s products as an independent distributor for the State of Florida for $5,000.  Pursuant to the terms of the one-year agreement, Mann can earn a commission of twenty percent (20%) for each contract sold for network subscription or advertising spots.

Letter of Intent with vitaMedMD, LLC

On May 18, 2011, the Company entered into a non-binding Letter of Intent (“LOI”) with vitaMedMD, LLC, a Delaware limited liability company (“vitaMed”), in which vitaMed will become a wholly owned subsidiary of the Company.  vitaMed is a specialty pharmaceutical company focused on creating value by eliminating inefficiencies in the multi-billion dollar prescription and OTC nutrition and medical foods market while leveraging an innovative, patent-pending informational technology platform. vitaMed primarily markets its products directly to women with the recommendation of their doctor.  By significantly eliminating much of the cost associated with the traditional distribution models, vitaMed offers superior-quality products for a lower overall cost to patient and payors while increasing efficiencies for the physician. In addition, vitaMed’s information technology collects and analyzes data designed to improve patient compliance and education, facilitate product development and provide immediate feedback on effectiveness of therapies.  The result is increased efficiency and communication between the patient, physician and payor, ultimately creating improved outcomes.  The terms of the LOI call for a definitive agreement to be negotiated between the parties prior to June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s condensed consolidated financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011, including the audited financial statements and notes included therein.  The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “AMHN,” or “our Company” refers to AMHN, Inc., a Nevada corporation.

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

Overview

The Company was incorporated in Utah in 1907 under the name Croff Mining Company (“Croff”).  The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, Croff’s operations consisted entirely of oil and natural gas production.  Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level, although it continued to file reports required under the Securities Exchange Act of 1934.  As a result of the spin-off, Croff was a “shell company” under the rules of the Commission.  After completion of subsequent transactions as described below, the Company changed its name to AMHN, Inc. on September 14, 2009 and on September 25, 2009 approved a redomicile of the Company from Utah to Nevada.  In February 2011, the Company relocated its corporate offices to 10611 N. Hayden Rd., Suite D106, Scottsdale, Arizona  85260.

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

Secured Note to Seatac Digital Resources, Inc., Subsequent Default under Note, and Transfer of America’s Minority Health Network, Inc.

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

Secured Note to Seatac, Subsequent Default under Note, and Transfer of Spectrum Health Network, Inc.

Since the closing date of the Spectrum transaction through November 2010, Seatac had advanced approximately $487,532 to the Company specifically to address payables (the “Advances”). In order for Seatac to secure a first position for repayment of the Advances, the Company issued the Spectrum Note. The Spectrum Note, together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on demand (the “Maturity Date”). As security for the Company’s obligations under the Spectrum Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010. Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.  On December 31, 2010, the Company amended the Spectrum Note to increase the principal amount to $543,531 to include additional advances made by Seatac from September through November 2010 in the aggregate of $56,000, which amount was inadvertently not included in the initial principal amount disclosed. The foregoing description of the Spectrum Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in entirety, by reference to each agreement, copies of which are attached as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010, which exhibits are incorporated herein by reference.

In February 2011, Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the balance. In an effort to satisfy the Spectrum Note in full, Seatac and the Company: (i) acknowledged that the Company and Spectrum were unable to pay the aggregated principal and interest of $547,155 due to Seatac under the Spectrum Note which was secured by a first priority security interest in all of the assets of the Company and Spectrum; (ii) sent joint instruction to the escrow agent, pursuant to which the escrow agent transferred the stock certificate representing all of the outstanding shares of Spectrum being held in escrow to Seatac; (iii) entered into a trademark assignment to transfer all rights, title and interest in the mark “Spectrum Health Network, Inc.” and the goodwill associated with that mark; and (iv) entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement wherein Seatac and Spectrum licensed the Company to sell subscriptions to and advertising spots on the Spectrum digital-media network.  See NOTE G – DISCONTINUED OPERATIONS in the accompanying condensed financial statements for more details.

Change in Control and Officers and Directors

On December 17, 2010, the Company experienced a change in control when shareholders owning an aggregate of 8,900,898 shares of the Company’s Common Stock (or 53.7% of the Company’s 16,575,209 outstanding shares) sold those shares to an entity not previously affiliated with the Company or its shareholders.

Exclusive Licensing, Distribution and Advertising Sales Agreement

On February 15, 2011, in conjunction with the settlement of the Spectrum Note, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the “Agreement”).  Under the terms of the three-year renewable Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Agreement relates to all current and future

Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and independent physician associations (“IPAs”) including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum’s network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots sold by the Company.

Consulting Agreement with Back Office Consultants, Inc.

On February 15, 2011, the Company entered into a Consulting Agreement with Back Office Consultants, Inc. (“Back Office”) pursuant to which Back Office agrees to provide accounting and corporate compliance services to the Company for a monthly fee of $7,000.  During the three months ended March 31, 2011, the Company recorded a consulting expense totaling $21,000, of which $7,000 remained in accounts payable at March 31, 2011.  The one-year agreement has an effective date as of January 1, 2011.  The president of Back Office is a former officer and shareholder of the Company.

Demand Promissory Note

On March 1, 2011, the Company issued a Demand Promissory Note (the “March 2011 Note”) to the Company’s majority shareholder wherein the Company may borrow funds to satisfy its operational requirements. Interest is to accrue at 20% per annum. At March 31, 2011, the outstanding principal balance under the March 2011 Note totaled $29,000, plus accrued interest totaling $321.

Recent Events

Convertible Notes

On September 25, 2009, the Company authorized an aggregate of 510,000 shares of its Common Stock valued at $153,000 to be issued to an individual pursuant to a Form S-8 registration statement to be filed by the Company.  The Company subsequently determined that it would not file the Form S-8 and instead issued the individual the November 2010 Note for $210,000. The November 2010 Note was subsequently assigned to unaffiliated entities (“Noteholders”) and remained unpaid as of March 31, 2011.  On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the “Convertible Notes”).  The maturity date of the Convertible Notes is on demand any time after sixty (60) days from the date of issuance (the “Maturity Date”).  At the option of the Noteholders, the Convertible Notes may be converted into shares of the Company’s Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Convertible Notes also contain anti-dilution provisions.

Sales Representation Agreement

On May 7, 2011, the Company entered into a Sales Representation Agreement (“Agreement”) with Mann Equity, LLC (“Mann”) wherein Mann purchased from the Company the right to sell the Company’s products as an independent distributor for the State of Florida for $5,000.  Pursuant to the terms of the one-year agreement, Mann can earn a commission of twenty percent (20%) for each contract sold for network subscription or advertising spots.

Letter of Intent with vitaMedMD, LLC

On May 18, 2011, the Company entered into a non-binding Letter of Intent (“LOI”) with vitaMedMD, LLC, a Delaware limited liability company (“vitaMed”), in which vitaMed will become a wholly owned subsidiary of the Company.  vitaMed is a specialty pharmaceutical company focused on creating value by eliminating inefficiencies in the multi-billion dollar prescription and OTC nutrition and medical foods market while leveraging an innovative, patent-pending informational technology platform. vitaMed primarily markets its products directly to women with the recommendation of their doctor.  By significantly eliminating much of the cost associated with the traditional distribution models, vitaMed offers superior-quality products for a lower overall cost to patient and payors while increasing efficiencies for the physician. In addition, vitaMed’s information technology collects and analyzes data designed to improve patient compliance and education, facilitate product development and provide immediate feedback on effectiveness of therapies.  The result is increased efficiency and communication between the patient, physician and payor, ultimately creating improved outcomes.  The terms of the LOI call for a definitive agreement to be negotiated between the parties prior to June 30, 2011.

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

CONTINUING OPERATIONS

Results for the three month periods ended March 31, 2011 and 2010

Revenues and Network Operating Costs

AMHN had no revenues or corresponding network operating costs from continuing operations during either of the three month periods ended March 31, 2011 or 2010.

General and Administration

AMHN’s general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the three month period ended March 31, 2011 were $41,737 compared to $130,014 for the three month period ended March 31, 2010.  The decrease was largely the result of terminated consulting fee arrangements associated with investor and public relations.

Other Expenses

AMHN’s interest expense for the three month period ended March 31, 2011 was $3,895 compared to $0 for the same period in 2010.  The increase in interest expense was the result of the note due to Seatac Digital Resources, Inc.

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

Results for the three month periods ended March 31, 2011 and 2010

The loss from discontinued operations for the three month period ended March 31, 2011 was $46,591. This loss relates to net income ($12,573) less operating costs ($16,356), general and administration expenses ($32,989) and depreciation and amortization expense ($9,819) of Spectrum which was not a subsidiary of the Company during the three months ended March 31, 2010, and therefore no comparative information is available.  Spectrum was released to Seatac effective February 15, 2011.  The loss from discontinued operations for the three month period ended March 31, 2010 was $217,378.  This loss relates to net income ($15,329) less operating costs ($32,625), general and administration expenses ($50,455), sales and marketing expenses ($83,196), and depreciation and amortization expense ($57,900) of America’s Minority Health Network which was not a subsidiary of the Company during the three months ended March 31, 2011, and therefore no comparative information is available.  America’s Minority Health Network was released to Seatac effective July 30, 2010.

Liquidity and Capital Resources

The Company began its current operations in 2009 and has not as yet attained a level of operations which allows it to meet its current overhead. We do not know if or when we will attain profitable operations and there is no assurance that a profitable operating level can ever be achieved.  We will be dependent upon obtaining additional financing in order to adequately fund working capital needs.  This factor raises substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

At March 31, 2011, AMHN’s cash balance was $994. Outstanding liabilities as of March 31, 2011 totaled $295,101 including $29,321 in a note payable and accrued interest due to a related party. The Company’s working capital deficit as of March 31, 2011 was $294,107.

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability.  The financing that may be raised may not be on terms acceptable by the Company.  If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations. As mentioned herein at Recent Events, the Company has entered into a Letter of Intent with vitaMed and is expected to execute a definitive agreement on or before June 30, 2011.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Jeffrey D. Howes, the Company’s President, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Howes, currently serving as the Company’s sole officer, evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, he concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. During the most recently completed three-month period ended March 31, 2011, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended March 31, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

AMHN is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exh.	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(4)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc. (5)
3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)

3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada(6)
3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada(6)
3.6	n/a	Bylaws for the State of Nevada(7)
10.1	November 9, 2010	Promissory Note to Philip M. Cohen for $210,000*
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000*
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000*
10.4	May 7, 2011	Sales Representation Agreement with Mann Equity, LLC*
31.1	May 19, 2011	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	May 19, 2011	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

(1) Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2) Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(3) Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(4) Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(5) Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6) Filed as an exhibit to Form 10-Q for quarter ending June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(7) Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 19, 2011

AMHN, INC.

By:	/s/ Jeffrey Howes
Jeffrey Howes
Principal Executive Officer and
Principal Financial Officer