Form 10-Q
period 2011-06-30
AMHN, Inc.
filed 2011-08-15
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

Commission File No. 000-16731

AMHN, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10611 N. Hayden Rd., Suite D106, Scottsdale, AZ 85260	(888) 245-4168
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of August 15, 2011 was 16,575,209.

Item 1.  Financial Statements

AMHN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$3,456	$1,245
Prepaid expense	1,997	-

Total current assets	5,453	1,245

Assets of discontinued operations	-	466,172

		.
Total assets	$5,453	$467,417

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$2,500	$1,934
Secured promissory note	99,000	543,531
Demand promissory notes	210,000	210,000
Dividends payable	41,359	41,359
Accrued interest	3,772	-
Liabilities of discontinued operations	-	578,145

Total current liabilities	356,631	1,374,969

Total liabilities	356,631	1,374,969

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $0.001; 50,000,000 shares authorized;
16,575,209 shares issued and outstanding	16,575	16,575
Additional paid in capital	1,661,321	1,661,321
Accumulated deficit	(2,029,074)	(2,585,448)

Total stockholders' deficit	(351,178)	(907,552)

Total liabilities and stockholders' deficit	$5,453	$467,417

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating revenues	$-	$-	$-	$-

Operating expenses:
Operating costs	-	-	-	-
General and administration	58,602	66,696	100,339	196,710
Depreciation and amortization	-	-	-	-

Total operating expense	58,602	66,696	100,339	196,710

Other income and (expense):
Other income	5,000	-	5,000	-
Interest expense	(3,470)	(8,499)	(7,365)	(8,499)

Total other income and expense	1,530	(8,499)	(2,365)	(8,499)

Loss from continuing operations
before taxes	(57,072)	(75,195)	(102,704)	(205,209)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(57,072)	(75,195)	(102,704)	(205,209)

Discontinued Operations:

Gain on disposal of discountinued operations	-	-	705,668	-
Loss from discontinued operations	-	(193,892)	(46,591)	(411,270)

Income (loss) from discontinued operations	-	(193,892)	659,077	(411,270)

Net income (loss)	$(57,072)	$(269,087)	$556,373	$(616,479)

Net income (loss) per share:
From continuing operations, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
From discontinued operations, basic and diluted	0.00	(0.01)	0.04	(0.03)
Net income (loss) per share, basic and diluted	$(0.00)	$(0.02)	$0.03	$(0.04)

Weighted average number of shares outstanding	16,575,209	15,894,604	16,575,209	15,842,695

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$556,373	$(616,479)
Adjustments to reconcile net loss to net cash flows from
operating activities - continuing operations:
Depreciation	-	8,021
Amortization of intangible assets	-	712
Cash received in acquisition of Spectrum Health Network, Inc.	-	2,844
Gain on disposal of discontinued operations	(705,668)	-
Changes in assets and liabilities
Accounts receivable	-	59
Prepaid expense	(1,997)	9,023
Accounts payable	566	120,563
Accrued expenses and other liabilities	3,773	94,327

Net cash flows used in operating activities	(146,953)	(380,930)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loan	99,000	-

Net cash flows provided by financing activities	99,000	-

DISCONTINUED OPERATIONS:
Operating activities	50,164	297,942
Investing activities	-	(213,500)
Financing activities	-	300,000

Net cash flows provided by discontinued operations	50,164	384,442

Increase in cash	2,211	3,512
Cash, beginning of period	1,245	165
Cash, end of period	$3,456	$3,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$18	$-

Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Accounts receivable	$-	$5,793
Fixed assets	-	231,580
Intangible assets	-	6,748
Accounts payable	-	(461,272)
Accrued expenses	-	(18,448)
Goodwill	-	288,443
Common stock issued by AMHN, Inc.	-	(50,000)
Cash from acquisition of Spectrum Health Network, Inc.	$-	$2,844

The accompanying footnotes are an integral part of these financial statements.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – THE COMPANY

AMHN, Inc. (the "Company") was incorporated in Utah in 1907 under the name Croff Mining Company ("Croff").  The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc.  On September 25, 2009, the Company changed its name to AMHN, Inc. and on September 25, 2009 approved a redomicile of the Company from Utah to Nevada.  In February 2011, the Company relocated its corporate offices to 10611 N. Hayden Rd., Suite D106, Scottsdale, Arizona  85260.

Business Overview

On June 1, 2010, AMHN entered into an Agreement and Plan of Reorganization (the "Spectrum Acquisition Agreement") with Spectrum Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of AMHN ("Merger Sub"), Spectrum Health Network, Inc., a Delaware corporation ("Spectrum") and the sole shareholder of Spectrum (the "Sole Shareholder").  The terms of the Spectrum Acquisition Agreement provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of Spectrum to AMHN in exchange for the issuance to the Sole Shareholder of Spectrum of an aggregate of 500,000 shares of common stock of AMHN (the "AMHN Common Stock") at a conversion ratio where one share of Spectrum is converted into 500 shares of AMHN; (ii) AMHN's assumption of all the assets and liabilities of Spectrum; (iii) the officers and directors of Spectrum to retain their respective positions in the Merger Sub; and (iv) Spectrum to become a wholly owned subsidiary of AMHN.  On June 11, 2010, the Closing Date of the Transaction pursuant to the terms and conditions of the Acquisition Agreement, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock.  In accordance with the provisions of this triangulated merger, Merger Sub was merged with and into Spectrum as of the Effective Date of the Acquisition Agreement, the separate existence of Merger Sub ceased, and Spectrum became a wholly owned subsidiary of AMHN.  In conjunction with the Acquisition
Agreement, AMHN assumed the assets and liabilities of Spectrum totaling approximately $247,000 and $480,000, respectively. The excess of the purchase price over the net liabilities assumed was recorded as goodwill on the consolidated balance sheet.

Spectrum sells its network to independent physician associations ("IPAs") and is supported by ad revenue.  Spectrum’s markets its network to IPAs for a one-time fee per location for equipment and installation ("Subscription"), plus an ongoing monthly service fee per location for content delivery and network maintenance ("Service Fees"). Spectrum has a primary target list of prospective IPAs, which if subscribed, would represent a minimum of 640 potential locations, with each location supporting its own system. There are approximately 3,500 IPAs operating in the United States.  Of this total, an estimated 2,000 fall under the category of the "Staff Model" where staff are fulltime employees directed under a corporate management structure. Another 1,500 are considered a "Staff/Hybrid Model" where the IPA is created to facilitate a Primary Care Group and still enable specialized physicians to maintain their own practices, but allows them to receive the benefits of achieving economies of scale from the formation of an association to operate and help manage their practice.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – THE COMPANY (Continued)

Business Overview (Continued)

On February 15, 2011, after the Company defaulted under the payment terms of a Secured Promissory Note issued to Seatac on December 16, 2010 (the "Spectrum Note"), the Company and Seatac agreed that the Spectrum Note be satisfied through the transfer of the collateral for the Spectrum Note. In connection therewith, the shares of Spectrum owned by the Company were transferred to Seatac and the Spectrum Note was satisfied in full. See NOTE E – PROMISSORY NOTES, Secured Promissory Note to Seatac and NOTE G – DISCONTINUED OPERATIONS.

In conjunction with the settlement of the Spectrum Note to Seatac, and immediately after the transfer of the outstanding shares of Spectrum to Seatac, the Company's sole officer and director, Robert Cambridge, resigned. Upon his resignation, the majority shareholder owning 53.7% of the Company's 16,575,209 outstanding shares, elected Jeffrey D. Howes as the Company's sole officer and director to serve until the next annual meeting of shareholders or until his earlier termination or resignation.

Also in conjunction with the settlement of the Spectrum Note to Seatac, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the "Agreement").  Under the terms of the three-year renewable Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Agreement relates to all current and future Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and independent physician associations ("IPAs") including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum's network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots.

On May 7, 2011, the Company entered into a Sales Representation Agreement ("Agreement") with Mann Equity, LLC ("Mann") wherein Mann purchased from the Company the right to sell the Company's products as an independent distributor for the state of Florida for $5,000.  Pursuant to the terms of the one-year agreement, Mann can earn a commission of twenty percent (20%) for each contract sold for network subscriptions or advertising spots.

On May 18, 2011, the Company entered into a non-binding Letter of Intent ("LOI") with vitaMedMD, LLC, a Delaware limited liability company ("VitaMed"), in which vitaMed will become a wholly owned subsidiary of the Company.  VitaMed is a specialty pharmaceutical company focused on creating value by eliminating inefficiencies in the multi-billion dollar prescription and OTC nutrition and medical foods market while leveraging an innovative, patent-pending informational technology platform. VitaMed primarily markets its products directly to women with the recommendation of their doctor.  By significantly eliminating much of the cost associated with the traditional distribution models, VitaMed offers superior-quality products for a lower overall cost to patient and payors while increasing efficiencies for the physician. In addition, VitaMed's information technology collects and analyzes data designed to improve patient compliance and education, facilitate product development and provide immediate feedback on effectiveness of therapies.  The result is increased efficiency and communication between the patient, physician and payor, ultimately creating improved outcomes.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A – THE COMPANY (Continued)

Business Overview (Continued)

The terms of the LOI called for a definitive agreement to be negotiated between the parties prior to June 30, 2011. This date was later extended to July 15, 2011 by mutual agreement of the parties and on July 18, 2011, the parties executed a definitive agreement.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2010 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the six month period ended June 30, 2011. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE C – GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been entirely met with funds raised through loans from a strategic vendor and shareholder of the Company. There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Besides generating revenues from operations, the Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability.  If adequate funds cannot be raised outside of the Company, the Company’s majority shareholder may need to contribute funds to sustain operations. As previously mentioned, the Company is currently negotiating the terms of a definitive agreement with VitaMed (see NOTE A – THE COMPANY, Business Overview).

NOTE D – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of no par value preferred stock authorized. No preferred shares have been issued. On July 20, 2010, the Company's shareholders approved a change in the par value of the Company's Preferred Stock to $0.001 per share.

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock at $0.10 par value per share ("Common Stock").  On July 20, 2010, the Company shareholder's approved a change in the par value of the Company's Common Stock to $0.001 per share.  As of June 30, 2011 and as of the date of this filing, the Company has 16,575,209 shares of Common Stock issued and outstanding.  All par value amounts and additional paid in capital amounts prior to the change have been reclassified in accordance with the staff accounting bulletin rules.

2009 Long Term Incentive Compensation Plan

The Company's Board of Directors and shareholders approved the LTIP on September 25, 2009 and July 20, 2010 respectively. The LTIP contains one million five hundred thousand shares (1,500,000) that may be issued to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company.  As of June 30, 2011 and as of the date of this filing, no options have been issued under the LTIP.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE E – PROMISSORY NOTES

Secured Promissory Note to Seatac

As previously reported, the Company acquired 100% of the issued and outstanding shares of Spectrum on June 11, 2010 in exchange for the issuance of an aggregate of 500,000 shares of AMHN’s Common Stock and Spectrum became a wholly owned subsidiary of the Company. From the closing date of the Spectrum transaction through November 2010, Seatac had advanced approximately $487,532 to the Company specifically to address payables (the "Advances"). In order for Seatac to secure a first position for repayment of the Advances, the Company issued the Spectrum Note. The Spectrum Note, together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on demand (the "Maturity Date"). As security for the Company’s obligations under the Spectrum Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010. Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.  On December 31, 2010, the Company amended the Spectrum Note to increase the principal amount to $543,531 to include additional advances made by Seatac from September through November 2010 in the aggregate of $56,000, which amount was inadvertently not included in the initial principal amount disclosed. The foregoing description of the Spectrum Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in entirety, by reference to each agreement, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010, which exhibits are incorporated herein by reference.

In February 2011, Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the balance. On February 15, 2011, the Spectrum Note was satisfied pursuant to the terms more fully described in NOTE G – DISCONTINUED OPERATIONS.

Convertible Promissory Notes

During 2009, an individual provided consulting services to the Company in the amount of $210,000 (the "Debt").  The Debt was to be paid through the issuance of restricted shares of the Company's Common Stock and shares of the Company's Common Stock issued pursuant to a registration statement on Form S-8 to be filed by the Company ("Form S-8"). The Company subsequently determined that it would not file the Form S-8 and instead issued the individual a demand promissory note for $210,000 dated November 9, 2010 (the "November 2010 Note"). The November 2010 Note was subsequently assigned to unaffiliated entities ("Noteholders").  On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the "Convertible Notes").  The maturity date of the Convertible Notes is on demand any time after sixty (60) days from the date of issuance (the "Maturity Date").  At the option of the Noteholders, the Convertible Notes may be converted into shares of the Company's Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Convertible Notes also contain anti-dilution provisions.  The Convertible Notes remained unpaid at June 30, 2011 and as of the date of this filing.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE E – PROMISSORY NOTES (Continued)

Demand Promissory Note

On March 1, 2011, the Company entered into a Demand Promissory Note (the "March 2011 Note") with the Company’s majority shareholder wherein the Company may periodically borrow funds to satisfy its operational requirements.  Interest is to accrue at 20% per annum. At June 30, 2011, the outstanding amount under the March 2011 Note totaled $99,000, plus accrued interest totaling $3,772.

NOTE F – COMMITMENTS AND CONTINGENCIES

Exclusive Licensing, Distribution and Advertising Sales Agreement

On February 15, 2011, in conjunction with the settlement of the Spectrum Note, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the "Agreement").  Under the terms of the three-year renewable Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Agreement relates to all current and future Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and independent physician associations ("IPAs") including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum's network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots.

Consulting Agreement with Back Office Consultants, Inc.

On February 15, 2011, the Company entered into a Consulting Agreement with Back Office Consultants, Inc. ("Back Office") pursuant to which Back Office agrees to provide accounting and corporate compliance services to the Company for a monthly fee of $7,000.  During the six months ended June 30, 2011, the Company recorded consulting expense totaling $42,000.  The one-year agreement has an effective date as of January 1, 2011.  The president of Back Office is a former officer and shareholder of the Company.

NOTE G – DISCONTINUED OPERATIONS

America's Minority Health Network, Inc.

On July 1, 2010, pursuant to the terms of the 4% Secured Promissory Note ("April 2010 Note"), Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010.  On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438.  The Company's obligation to repay the April 2010 Note was (i) secured by a pledge by the Company of all of the capital stock of the Company's subsidiaries owned as of or acquired after the date of the April 2010 Note, pursuant to the terms of a Stock Pledge and Escrow Agreement dated April 1, 2010; (ii) guaranteed by the Company's subsidiary, America's Minority Health Network pursuant to a Guaranty Agreement dated April 1, 2010; and (iii) secured by a blanket lien encumbering the assets of the Company and the Company's subsidiaries pursuant to Security Agreements dated April 1, 2010. Payment of principal, interest and late charges under the April 2010 Note became past due, and as a result of the

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE G – DISCONTINUED OPERATIONS (Continued)

America's Minority Health Network, Inc. (Continued)

default, on July 30, 2010, Seatac informed the Company that it intended to exercise its remedies pursuant to which it could accept collateral in satisfaction of the Company's obligations.  More particularly, Seatac stated that it intended to accept the following collateral in full satisfaction of the $981,438 due under the April 2010 Note: (i) all rights, title and interest of AMHN in the 1,000 shares of common stock of America's Minority Health Network, (ii) all rights, title and interest of AMHN in the mark "America's Minority Health Network, Inc." and the goodwill associated with such mark, and (iii) all books and records of America's Minority Health Network held by AMHN (collectively, the "Collateral").

Given the Company’s unsuccessful attempts to obtain additional financing or agree to alternative arrangements with Seatac, it agreed and consented to Seatac's exercise of its remedies under the April 2010 Note and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and its Subsidiaries acknowledged that the Company and its Subsidiaries were in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438, and that the debt was secured by a first priority security interest in all of the assets of the Company and its subsidiaries. Accordingly, on July 30, 2010, the Company and Seatac sent joint instruction to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America's Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark "America's Minority Health Network, Inc." and the goodwill associated with such mark.  The Company's settlement with Seatac did not include the surrender of Spectrum or the satisfaction of a trade payable to Seatac in the amount of $480,465.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.

Summarized financial information for discontinued operations is as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Operating revenues	$28,934	$44,263
Operating expenses:
Operating costs	36,192	68,817
General and administration	44,151	94,606
Sales and marketing	60,018	143,214
Depreciation and amortization	64,885	122,785
Total operating expense	205,246	429,422
Other expense
Interest expense	-0-	(8,531)
Total other income and (expense)	-0-	(8,531)
Loss from discontinued operations	$(176,312)	$(393,690)

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE G – DISCONTINUED OPERATIONS (Continued)

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

In February 2011, Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the balance. In an effort to satisfy the Spectrum Note in full, Seatac and the Company: (i) acknowledged that the Company and Spectrum were unable to pay the aggregated principal and interest of $547,155 due to Seatac under the Spectrum Note which was secured by a first priority security interest in all of the assets of the Company and Spectrum; (ii) sent joint instruction to the escrow agent, pursuant to which the escrow agent transferred the stock certificate representing all of the outstanding shares of Spectrum being held in escrow to Seatac; (iii) entered into a trademark assignment to transfer all rights, title and interest in the mark "Spectrum Health Network, Inc." and the goodwill associated with that mark; and (iv) entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement wherein Seatac and Spectrum licensed the Company to sell subscriptions to and advertising spots on the Spectrum digital-media network.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.

Summarized financial information for discontinued operations for the period from June 11, 2010 through June 30, 2010 is as follows:

Operating revenues	$5,734
Operating expenses:
Operating costs	6,943
General and administration	7,638
Depreciation and amortization	8,733
Total operating expense	23,314
Loss from discontinued operations	$(17,580)

Summarized financial information for discontinued operations for the period January 1, 2011 through February 14, 2011 is as follows:

Operating revenues	$12,573
Operating expenses:
Operating costs	16,356
General and administration	32,989
Depreciation	9,819
Total operating expense	59,164
Loss from discontinued operations	$(46,591)

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE G – DISCONTINUED OPERATIONS (Continued)

Spectrum Health Network, Inc.

The components of the gain on disposal of discontinued operations during the period January 1, 2011 through February 14, 2011 is as follows:

Assets:
Cash	$5,817
Accounts receivable	12,573
Fixed assets, net	186,569
Intangible assets, net	288,443
Total assets transferred	$493,402

Liabilities:
Accounts payable	$634,965
Other liabilities	16,950
Secured promissory note and accrued interest	547,155
Total liabilities of discontinued operations	$1,199,070

Net gain on disposal of discontinued operations	$705,668

NOTE H – SUBSEQUENT EVENTS

On June 18, 2011, the Company entered into an Agreement and Plan of Merger (the "Agreement") with VitaMedMD, LLC, a Delaware limited liability company ("VitaMed") and VitaMed Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Merger Sub").   pursuant to which the Company will acquire 100% of VitaMed and as a result VitaMed will become a wholly-owned subsidiary of the Company.  The proposed acquisition will be accomplished through the merger of Merger Sub with and into VitaMed with VitaMed being the surviving limited liability company (the "Merger").  The Merger will become effective on the date a certificate of merger is filed with the Delaware Secretary of State (the "Effective Time").  The Closing (the “Closing”) is scheduled to occur on or about September 7, 2011 and is subject to completion of the corporate actions described below.

VitaMed is a specialty pharmaceutical company focused on creating value by eliminating inefficiencies in the multi-billion dollar prescription and OTC nutrition and medical foods market while leveraging an innovative, patent-pending informational technology platform. VitaMed primarily markets its products directly to women with the recommendation of their doctor.  By significantly eliminating much of the cost associated with the traditional distribution models, vitaMed offers superior-quality products for a lower overall cost to patient and payors while increasing efficiencies for the physician. In addition, vitaMed's information technology collects and analyzes data designed to improve patient compliance and education, facilitate product development and provide immediate feedback on effectiveness of therapies.  The result is increased efficiency and communication between the patient, physician and payor, ultimately creating improved outcomes.

AMHN, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE H – SUBSEQUENT EVENTS (Continued)

In preparation for the Merger, the Company will (i) effectuate a reverse split of its outstanding shares of  Common Stock wherein each of the Company's shareholders will receive one (1) share of Common Stock for each one hundred (100) shares of Common Stock currently owned by such shareholder (the "Reverse Split")  (ii) increase its authorized shares of Common Stock to 250,000,000 shares and change the Company's name to TherapeuticsMD, Inc. and  (iii) amend the LTIP to increase the authorized shares for issuance thereunder to 25,000,000.  These corporate actions were approved by the Company and its majority shareholder on July 18, 2011.  The Company intends to mail an Information Statement to its shareholders of record as of July 28, 2011 on or about August 12, 2011 discussing the approval of these corporate actions.

At the Effective Time, each outstanding membership unit of VitaMed ("Unit"), each outstanding option issued pursuant to the VitaMed 2008 Stock Option Plan ("VitaMed Option") and each outstanding warrant issued by VitaMed ("VitaMed Warrant") will be exchanged on a pro-rata basis for shares of the Company's Common Stock or rights to purchase shares of the Company's Common Stock, which in the aggregate will total 70,000,000 shares, resulting in a conversion ratio calculated by the sum of all outstanding Units, VitaMed Options and VitaMed Warrants divided by 70,000,000 (the "Conversion Ratio").  After giving effect to the issuance of shares of the Company's Common Stock in exchange for outstanding Units, the number of shares of the Company's Common Stock approximated to be issued and outstanding immediately following the Closing will be approximately 58,934,800 of which the owners of VitaMed will own approximately 99%.

All shares issued in exchange for Units and to be issued pursuant to rights to acquire Units of VitaMed, will be subject to a lock-up agreement for a period of eighteen (18) months from the Closing.

At the Closing, the Company's existing sole director shall nominate and appoint such persons as designated by VitaMed to serve as the Company's directors.

The Company and the Company's majority shareholder, owning approximately 53.70% of the Company's outstanding shares, approved the Agreement and the corporate actions required thereby.

The foregoing description of the terms of the Agreement is qualified, in entirety, by reference to the Agreement, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011, which filing and exhibit is incorporated herein by reference.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s condensed consolidated financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 15, 2011, including the audited financial statements and notes included therein.  The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the "Report”), the terms "we," "us," "our," "AMHN," or "our Company" refers to AMHN, Inc., a Nevada corporation.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements", as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report.  Forward-looking statements are often identified by words like "believe," "expect," "estimate," "anticipate," "intend," "project" and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The Company's website is www.am-hn.com.

Overview

The Company was incorporated in Utah in 1907 under the name Croff Mining Company ("Croff").  The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, Croff's operations consisted entirely of oil and natural gas production.  Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level, although it continued to file reports required under the Securities Exchange Act of 1934.  As a result of the spin-off, Croff was a "shell company" under the rules of the Commission.  After completion of subsequent transactions as described below, the Company changed its name to AMHN, Inc. on September 14, 2009 and on September 25, 2009 approved a redomicile of the Company from Utah to Nevada.  In February 2011, the Company relocated its corporate offices to 10611 N. Hayden Rd., Suite D106, Scottsdale, Arizona  85260.

Agreement and Plan of Reorganization with America's Minority Health Network, Inc.

On July 6, 2009, Croff entered into an Agreement and Plan of Reorganization (the “July 2009 Acquisition Agreement”) with AMHN Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of Croff ("Merger Sub"), America's Minority Health Network, Inc., a Delaware corporation ("America's Minority Health Network") and the major shareholders of the America's Minority Health Network (the "Major Shareholders").  The terms of the July 2009 Acquisition Agreement, which closed on July 27, 2009, provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of America's Minority Health Network in exchange for the issuance to the shareholders of American's Minority Health Network of an aggregate of 13,693,689 shares of common stock of Croff (the "Croff Common Stock"); (ii) the resignations of Croff's officers and directors prior to the consummation of the Agreement  and the election and appointment of officers and directors as directed by America's Minority Health Network; and (iii) America's Minority Health Network to become a wholly owned subsidiary of Croff. A full description of the terms of the July 2009 Acquisition Agreement (the "Transaction") is set forth the Company's Current Report on Form 8-K filed with the Commission on July 10, 2009.  In accordance with the provisions of this triangulated merger, Merger Sub merged with and into America's Minority Health Network as of the Effective Date, as that term is defined therein.  Upon consummation of the July 2009 Acquisition Agreement and all transactions contemplated therein, the separate existence of Merger Sub ceased, Croff became the surviving parent corporation, and America’s Minority Health Network became its wholly owned subsidiary. As a result of the Transaction, (i) Croff ceased being a shell company, (ii) its sole business became that of America's Minority Health Network, and (iii) Croff experienced a change in control in which the former shareholders of America's Minority Health Network acquired control of the Company.  For accounting purposes, the Transaction was treated as a reverse merger.

Secured Note to Seatac Digital Resources, Inc., Subsequent Default under Note, and Transfer of America’s Minority Health Network, Inc.

On April 1, 2010, AMHN, Inc. (the "Company") issued a 4% Secured Promissory Note (the "Note") in the principal base amount of $800,000 (the "Principal Base Amount") to Seatac Digital Resources, Inc. ("Seatac") pursuant to the terms of that certain Note Purchase Agreement (the "Note Purchase Agreement") of even date therewith.  As consideration for the Note, Seatac surrendered certain promissory notes totaling $800,000 previously issued by the Company to Seatac between June 1, 2009 and March 31, 2010 and (collectively known as the "Prior Notes").  The Principal Base Amount of the Note, plus any and all additional advances made to the Company thereafter (the "Aggregated Principal Amount"), together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on June 30, 2010 (the "Maturity Date"). The Note provided that the Note would automatically renew on the Maturity Date for additional ninety (90) day periods (the "Extended Maturity Date") unless ten (10) days prior to the Extended Maturity Date the Holder provided written notice to the Company of its intent not to renew.  If the Company committed any Event of Default (as defined in the Note Purchase Agreement), then the unpaid principal amount of, and accrued interest on the Note could be accelerated by Seatac and become due and payable, whereupon the interest rate would be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.

As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of America's Minority Health Network pursuant to the terms of a Stock Pledge and Escrow Agreement.  Repayment of the Note was also guaranteed by America's Minority Health Network and was additionally secured by a blanket lien encumbering the assets of the Company and America's Minority Health Network.  On July 1, 2010, Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010.  On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438. Thereafter, payment of principal, interest and late charges under the April 2010 Note became past due, and as a result of the default, Seatac informed the Company that it intended to exercise its remedies and would accept the following collateral in full satisfaction of the $981,438 due under the April 2010 Note: (i) all rights, title and interest of AMHN in the 1,000 shares of common stock of America's Minority Health Network, (ii) all rights, title and interest of AMHN in the mark "America's Minority Health Network, Inc." and the goodwill associated with such mark, and (iii) all books and records of America's Minority Health Network held by AMHN (collectively, the "Collateral").

The Company was unsuccessful in its attempts to obtain additional financing or reach an alternative arrangement with Seatac. As a result, we agreed and consented to Seatac's exercise of its remedies under the April 2010 Note and the foreclosure upon the Collateral. As part of the agreement and consent, the Company and America's Minority Health Network acknowledged that each were in default in payment of principal, interest, and late fees under the April 2010 Note and related loan documents in the aggregate of $981,438 and that the debt was secured by a first priority security interest in all of the assets of the Company and all of its subsidiaries. Accordingly, on July 30, 2010, the Company and Seatac sent joint instructions to the escrow agent, pursuant to which the escrow agent was instructed to transfer the stock certificate representing all of the outstanding shares of America's Minority Health Network being held in escrow to Seatac. The Company also entered into a trademark assignment with Seatac whereby the Company transferred all rights, title and interest in the mark "America's Minority Health Network, Inc." and the goodwill associated with such mark. The Company's settlement with Seatac included the surrender of America's Minority Health Network; however, did not include the satisfaction of a trade payable to Seatac in the amount of $455,061.

In conjunction with the settlement, Robert Cambridge and Charles Richardson resigned their positions as officers and directors of America's Minority Health Network.

Name Change, Redomicile, Change in Par Value, and Long Term Incentive Compensation Plan

On September 14, 2009, the Company changed its name to AMHN, Inc.  On September 23, 2009, the Company's Board of Directors approved the redomicile of the Company from Utah to Nevada and approved the AMHN, Inc. 2009 Long Term Incentive Compensation Plan ("LTIP").  On March 28, 2010, the Company's Board of Directors approved a single revision to the Plan to increase the number of shares available for issuance to an aggregate of 1,500,000 shares.  The Company subsequently approved a change in the par value of the Company's Common and Preferred Stock to $0.001 per share.  On July 20, 2010, the Company's shareholders owning an aggregate of 8,900,898 shares (or 55%) of the Company's outstanding shares approved the actions.

Agreement and Plan of Reorganization with Spectrum Health Network, Inc.

On June 1, 2010, AMHN entered into an Agreement and Plan of Reorganization (the "Spectrum Acquisition Agreement") with Spectrum Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of AMHN ("Merger Sub"), Spectrum Health Network, Inc., a Delaware corporation ("Spectrum") and the sole shareholder of Spectrum (the "Sole Shareholder"). Spectrum is a digital signage waiting room network built for the multispecialty group practice and independent physician associations ("IPAs").  The terms of the Spectrum Acquisition Agreement provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of Spectrum to AMHN in exchange for the issuance to the Sole Shareholder of Spectrum of an aggregate of 500,000 shares of common stock of AMHN (the "AMHN Common Stock") at a conversion ratio where one share of Spectrum was converted into 500 shares of AMHN; (ii) AMHN's assumption of all the assets and liabilities of Spectrum; (iii) the officers and directors of Spectrum to retain their respective positions in the Merger Sub; and (iv) Spectrum to become a wholly owned subsidiary of AMHN.  On June 11, 2010, the Closing Date of the Transaction pursuant to the terms and conditions of the Acquisition Agreement, AMHN acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of AMHN Common Stock.  In accordance with the provisions of this triangulated merger, Merger Sub was merged with and into Spectrum as of the Effective Date of the Acquisition Agreement, the separate existence of Merger Sub ceased, and Spectrum became a wholly owned subsidiary of AMHN.  In conjunction with the Acquisition Agreement, AMHN assumed the assets and liabilities of Spectrum totaling approximately $247,000 and $480,000, respectively. The excess of the purchase price over the net liabilities assumed was recorded as goodwill on the consolidated balance sheet.

Secured Note to Seatac, Subsequent Default under Note, and Transfer of Spectrum Health Network, Inc.

Since the closing date of the Spectrum transaction through November 2010, Seatac had advanced approximately $487,532 to the Company specifically to address payables (the "Advances"). In order for Seatac to secure a first position for repayment of the Advances, the Company issued the Spectrum Note. The Spectrum Note, together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on demand (the "Maturity Date"). As security for the Company’s obligations under the Spectrum Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010. Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.  On December 31, 2010, the Company amended the Spectrum Note to increase the principal amount to $543,531 to include additional advances made by Seatac from September through November 2010 in the aggregate of $56,000, which amount was inadvertently not included in the initial principal amount disclosed. The foregoing description of the Spectrum Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in entirety, by reference to each agreement, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010, which exhibits are incorporated herein by reference.

In February 2011, Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the balance. In an effort to satisfy the Spectrum Note in full, Seatac and the Company: (i) acknowledged that the Company and Spectrum were unable to pay the aggregated principal and interest of $547,155 due to Seatac under the Spectrum Note which was secured by a first priority security interest in all of the assets of the Company and Spectrum; (ii) sent joint instruction to the escrow agent, pursuant to which the escrow agent transferred the stock certificate representing all of the outstanding shares of Spectrum being held in escrow to Seatac; (iii) entered into a trademark assignment to transfer all rights, title and interest in the mark "Spectrum Health Network, Inc." and the goodwill associated with that mark; and (iv) entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement wherein Seatac and Spectrum licensed the Company to sell subscriptions to and advertising spots on the Spectrum digital-media network.  See NOTE G – DISCONTINUED OPERATIONS in the accompanying condensed financial statements for more details.

Change in Control and Officers and Directors

On December 17, 2010, the Company experienced a change in control when shareholders owning an aggregate of 8,900,898 shares of the Company's Common Stock (or 53.7% of the Company's 16,575,209 outstanding shares) sold those shares to an entity not previously affiliated with the Company or its shareholders.

Exclusive Licensing, Distribution and Advertising Sales Agreement

On February 15, 2011, in conjunction with the settlement of the Spectrum Note, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the "Agreement").  Under the terms of the three-year renewable Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Agreement relates to all current and future

Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and independent physician associations ("IPAs") including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum's network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots.

Consulting Agreement with Back Office Consultants, Inc.

On February 15, 2011, the Company entered into a Consulting Agreement with Back Office Consultants, Inc. ("Back Office") pursuant to which Back Office agrees to provide accounting and corporate compliance services to the Company for a monthly fee of $7,000.  During the six months ended June 30, 2011, the Company recorded consulting expense totaling $42,000.  The one-year agreement has an effective date as of January 1, 2011.  The president of Back Office is a former officer and shareholder of the Company.

Demand Promissory Note

On March 1, 2011, the Company entered into a Demand Promissory Note (the "March 2011 Note") with the Company’s majority shareholder wherein the Company may borrow funds to satisfy its operational requirements.  Interest is to accrue at 20% per annum.  At June 30, 2011, the outstanding amount under the March 2011 Note totaled $99,000, plus accrued interest totaling $3,772.

Convertible Notes

During 2009, an individual provided consulting services to the Company in the amount of $210,000 (the "Debt").  The Debt was to be paid through the issuance of restricted shares of the Company's Common Stock and shares of the Company's Common Stock issued pursuant to a registration statement on Form S-8 to be filed by the Company ("Form S-8"). The Company subsequently determined that it would not file the Form S-8 and instead issued the individual a demand promissory note for $210,000 dated November 9, 2010 (the "November 2010 Note"). The November 2010 Note was subsequently assigned to unaffiliated entities ("Noteholders").  On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the "Convertible Notes").  The maturity date of the Convertible Notes is on demand any time after sixty (60) days from the date of issuance (the "Maturity Date").  At the option of the Noteholders, the Convertible Notes may be converted into shares of the Company's Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Convertible Notes also contain anti-dilution provisions.  The Convertible Notes remained unpaid at June 30, 2011.

Sales Representation Agreement

On May 7, 2011, the Company entered into a Sales Representation Agreement ("Agreement") with Mann Equity, LLC ("Mann") wherein Mann purchased from the Company the right to sell the Company's products as an independent distributor for the state of Florida for $5,000.  Pursuant to the terms of the one-year agreement, Mann can earn a commission of twenty percent (20%) for each contract sold for network subscription or advertising spots.

Recent Events

Agreement and Plan of Merger with VitaMedMD, LLC

On July 18, 2011, the Company entered into an Agreement and Plan of Merger (the "Agreement") with VitaMedMD, LLC, a Delaware limited liability company ("VitaMed") and VitaMed Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Merger Sub").   pursuant to which the Company will acquire 100% of VitaMed and as a result VitaMed will become a wholly-owned subsidiary of the Company.  The proposed acquisition will be accomplished through the merger of Merger Sub with and into VitaMed with VitaMed being the surviving limited liability company (the "Merger").  The Merger will become effective on the date a certificate of merger is filed with the Delaware Secretary of State (the "Effective Time").  The Closing (the "Closing") is scheduled to occur on or about September 7, 2011 and is subject to completion of the corporate actions described below.

VitaMed is a specialty pharmaceutical company focused on creating value by eliminating inefficiencies in the multi-billion dollar prescription and OTC nutrition and medical foods market while leveraging an innovative, patent-pending informational technology platform. VitaMed primarily markets its products directly to women with the recommendation of their doctor.  By significantly eliminating much of the cost associated with the traditional distribution models, vitaMed offers superior-quality products for a lower overall cost to patient and payors while increasing efficiencies for the physician. In addition, vitaMed's information technology collects and analyzes data designed to improve patient compliance and education, facilitate product development and provide immediate feedback on effectiveness of therapies.  The result is increased efficiency and communication between the patient, physician and payor, ultimately creating improved outcomes.

In preparation for the Merger, the Company will (i) effectuate a reverse split of its outstanding shares of  Common Stock wherein each of the Company's shareholders will receive one (1) share of Common Stock for each one hundred (100) shares of Common Stock currently owned by such shareholder (the "Reverse Split")  (ii) increase its authorized shares of Common Stock to 250,000,000 shares and change the Company's name to TherapeuticsMD, Inc. and  (iii) amend the LTIP to increase the authorized shares for issuance thereunder to 25,000,000. These corporate actions were approved by the Company and its majority shareholder on July 18, 2011.  The Company intends to mail an Information Statement to its shareholders of record as of July 28, 2011 on or about August 12, 2011 discussing the approval of these corporate actions.

At the Effective Time, each outstanding membership unit of VitaMed ("Unit"), each outstanding option issued pursuant to the VitaMed 2008 Stock Option Plan ("VitaMed Option") and each outstanding warrant issued by VitaMed ("VitaMed Warrant") will be exchanged on a pro-rata basis for shares of the Company's Common Stock or rights to purchase shares of the Company's Common Stock, which in the aggregate will total 70,000,000 shares, resulting in a conversion ratio calculated by the sum of all outstanding Units, VitaMed Options and VitaMed Warrants divided by 70,000,000 (the "Conversion Ratio").  After giving effect to the issuance of shares of the Company's Common Stock in exchange for outstanding Units, the number of shares of the Company's Common Stock approximated to be issued and outstanding immediately following the Closing will be approximately 58,934,800 of which the owners of VitaMed will own approximately 99%.

All shares issued in exchange for Units and to be issued pursuant to rights to acquire Units of VitaMed, will be subject to a lock-up agreement for a period of eighteen (18) months from the Closing.

At the Closing, the Company's existing sole director shall nominate and appoint such persons as designated by VitaMed to serve as the Company's directors.

The Company and the Company's majority shareholder, owning approximately 53.70% of the Company's outstanding shares, approved the Agreement and the corporate actions required thereby.

The foregoing description of the terms of the Agreement is qualified, in entirety, by reference to the Agreement, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 21, 2011, which filing and exhibit is incorporated herein by reference.

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

CONTINUING OPERATIONS

Results for the three month periods ended June 30, 2011 and 2010

Revenues and Network Operating Costs

AMHN had no revenues or corresponding network operating costs from continuing operations during either of the three month periods ended June 30, 2011 or 2010.

General and Administration

AMHN's general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the three month period ended June 30, 2011 were $58,602 compared to $66,696 for the three month period ended June 30, 2010.  The decrease was largely the result of terminated consulting fee arrangements associated with investor and public relations offset by increases in legal and audit costs.

Other Expenses

AMHN’s interest expense for the three month period ended June 30, 2011 was $3,470 compared to $8,499 for the same period in 2010.  The decrease in interest expense was primarily the result of the elimination of certain interest expense related to the July 30, 2010 payoff of the Secured Promissory Note dated April 1, 2010 to Seatac Digital Resources, Inc. through the transfer of America's Minority Network, Inc. (as described above) partially offset by interest accrued on the March 2011 Note due to the Company's major shareholder.

Results for the six month periods ended June 30, 2011 and 2010

Revenues and Network Operating Costs

AMHN had no revenues or corresponding network operating costs from continuing operations during either of the three month periods ended June 30, 2011 or 2010.

General and Administration

AMHN's general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the six month period ended June 30, 2011 were $100,339 compared to $196,710 for the six month period ended June 30, 2010.  The decrease was largely the result of terminated consulting fee arrangements associated with investor and public relations.

Other Expenses

AMHN’s interest expense for the six month period ended June 30, 2011 was $7,365 compared to $8,499 for the same period in 2010.  The decrease in interest expense was primarily the result of the elimination of certain interest expense related to the July 30, 2010 payoff of the Secured Promissory Note dated April 1, 2010 to Seatac Digital Resources, Inc. through the transfer of America's Minority Network, Inc. (as described above) partially offset by interest accrued on the March 2011 Note due to the Company's major shareholder.

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

Spectrum Health Network, Inc.

Spectrum was acquired by the Company on June 11, 2010 and released to Seatac effective February 14, 2011, therefore comparable results of operations are not available.  However, the results for each respective period in 2011 and 2010 are listed below.

	For the period from
	January 1 through February 14, 2011	June 11 through June 30, 2010
Operating revenues	$12,573	$5,734
Operating expenses:
Operating costs	16,356	6,942
General and administration	32,989	7,639
Depreciation and amortization	9,819	8,733
Total operating expense	59,164	23,314
Loss from discontinued operations	$(46,591)	$(17,580)

America's Minority Health Network, Inc.

On July 31, 2010, the America's Minority Health Network was released to Seatac (as described above), and was not a subsidiary of the Company during the three and six months ended June 30, 2011, therefore no comparative information is available.  However, the results for each respective period in 2010 are listed below.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Operating revenues	$28,934	$44,263
Operating expenses:
Operating costs	36,192	68,817
General and administration	44,151	94,606
Sales and marketing	60,018	143,214
Depreciation and amortization	64,885	122,785
Total operating expense	205,246	429,422
Other expense
Interest expense	-0-	(8,531)
Total other income and (expense)	-0-	(8,531)
Loss from discontinued operations	$(176,312)	$(393,690)

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

At June 30, 2011, AMHN’s cash balance was $3,456. Outstanding liabilities as of June 30, 2011 totaled $356,631 including $102,772 in a note payable and accrued interest due to a related party. The Company’s working capital deficit as of June 30, 2011 was $351,178.

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability.  The financing that may be raised may not be on terms acceptable by the Company.  If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations. As discussed in Recent Events, the Company has entered into an Agreement and Plan of Merger with VitaMed which is expected to close no later than September 7, 2011.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to Jeffrey D. Howes, the Company's President, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Howes, currently serving as the Company's sole officer, evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, he concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. During the most recently completed six-month period ended June 30, 2011, there has been no significant change in the Company's internal control over financial reporting that has affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Changes in Internal Controls

During the six months ended June 30, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

AMHN is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exh.	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America's Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger by and among AMHN, Inc., VitaMedMD, LLC and VitaMed Acquisition, LLC(8)
3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(4)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America's Minority Health Network, Inc. (5)
3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada(6)
3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada(6)
3.6	n/a	Bylaws for the State of Nevada(7)
10.1	November 9, 2010	Promissory Note to Philip M. Cohen for $210,000*
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000*
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000*
10.4	May 7, 2011	Sales Representation Agreement with Mann Equity, LLC*
31.1	August 15, 2011	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	August 15, 2011	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________________
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to Form 10-Q for quarter ending June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    August 15, 2011

AMHN, INC.

By:	/s/ Jeffrey Howes
Name:	Jeffrey Howes
Title:	Principal Executive Officer and
Principal Financial Officer