Form 10-Q
period 2011-09-30
TherapeuticsMD, Inc.
filed 2011-11-07
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

Commission File No. 000-16731

THERAPEUTICSMD, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)
Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

951 Broken Sound Parkway NW, Suite 320, Boca Raton, FL 33487	(561) 961-1911
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

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
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐   No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of November 7, 2011 was 81,204,766.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,238	$1,245
Accounts receivable	2,100	-
Prepaid expense	999	-

Total current assets	7,337	1,245

Assets of discontinued operations	-	466,172

		.
Total assets	$7,337	$467,417

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$15,182	$1,934
Secured promissory note	-	543,531
Demand promissory notes	365,000	210,000
Dividends payable	41,359	41,359
Accrued interest	15,505	-
Liabilities of discontinued operations	-	578,145

Total current liabilities	437,046	1,374,969

Total liabilities	437,046	1,374,969

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock -$0.001; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $0.001; 250,000,000 and shares authorized;
50,000,000 shares authorized; 16,575,209 shares issued and
outstanding	16,575	16,575
Additional paid in capital	1,661,321	1,661,321
Accumulated deficit	(2,107,605)	(2,585,448)

Total stockholders' deficit	(429,709)	(907,552)

Total liabilities and stockholders' deficit	$7,337	$467,417

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating revenues	$2,100	$-	$2,100	$-

Operating expenses:
General and administration	64,594	66,944	164,933	263,654

Total operating expense	64,594	66,944	164,933	263,654

Other income and (expense):
Other income	-	-	5,000	-
Interest expense	(11,732)	(55,587)	(19,097)	(64,086)

Total other income and expense	(11,732)	(55,587)	(14,097)	(64,086)

Loss from continuing operations
before taxes	(74,226)	(122,531)	(176,930)	(327,740)

Provision for income taxes	(4,304)	-	(4,304)	-

Loss from continuing operations	(78,530)	(122,531)	(181,234)	(327,740)

Discontinued Operations:

Gain on disposal of discontinued operations	-	259,693	705,668	259,693
Loss from discontinued operations	-	(107,211)	(46,591)	(518,481)

Income (loss) from discontinued operations	-	152,482	659,077	(258,788)

Net income (loss)	$(78,530)	$29,951	$477,843	$(586,528)

Net income (loss) per share:
From continuing operations, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
From discontinued operations, basic and diluted	0.00	0.01	0.04	(0.02)
Net income (loss) per share, basic and diluted	$(0.00)	$0.00	$0.03	$(0.04)

Weighted average number of shares outstanding	16,575,209	15,790,209	16,575,209	15,790,209

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$477,843	$(586,528)
Adjustments to reconcile net income (loss) to net cash flows from operating activities - continuing operations:
Depreciation	-	34,556
Amortization of intangible assets	-	4,086
Cash received in acquisition of Spectrum Health Network, Inc.	-	2,844
Gain on disposal of discontinued operations	(705,668)	-
Changes in assets and liabilities
Accounts receivable	(2,100)	5,033
Prepaid expense	(999)	9,023
Accounts payable	13,248	451,798
Accrued expenses and other liabilities	15,505	109,784

Net cash flows provided by (used in) operating activities	(202,171)	30,596

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loan	155,000	-

Net cash flows provided by financing activities	155,000	-

DISCONTINUED OPERATIONS:
Operating activities	50,164	1,028,714
Investing activities	-	(285,500)
Financing activities	-	(550,000)
Gain from disposal	-	(200,029)

Net cash flows provided by (used in) discontinued operations	50,164	(6,815)

Increase in cash	2,993	23,781
Cash, beginning of period	1,245	165
Cash, end of period	$4,238	$23,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$18	$-

Income taxes paid	$4,304	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

Accounts receivable	$-	$5,793
Fixed assets	-	231,580
Intangible assets	-	6,748
Accounts payable	-	(461,272)
Accrued expenses	-	(18,448)
Goodwill	-	288,443
Common stock issued by AMHN, Inc.	-	(50,000)
Cash from acquisition of Spectrum Health Network, Inc.	$-	$2,844

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
NOTE A – THE COMPANY

TherapeuticsMD, Inc. f/k/a AMHN, Inc. (the "Company") was incorporated in Utah in 1907 under the name Croff Mining Company ("Croff").  The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc.  On September 25, 2009, the Company changed its name to AMHN, Inc. and on September 25, 2009 approved a redomicile of the Company from Utah to Nevada.  In February 2011, the Company relocated its corporate offices to 10611 N. Hayden Rd., Suite D106, Scottsdale, Arizona  85260.  As of October 4, 2011, in connection with the closing of the Agreement and Plan of Merger ("Merger Agreement") with vitaMedMD, LLC, a Delaware limited liability company ("VitaMed"), as more fully described below in NOTE H – SUBSEQUENT EVENTS, the Company changed its name to TherapeuticsMD, Inc. and moved its corporate offices to that of its newly acquired subsidiary, VitaMed, at 951 Broken Sound Parkway NW, Suite 320, Boca Raton, FL 33487.

Business Overview

On June 1, 2010, the Company entered into an Agreement and Plan of Reorganization (the "Spectrum Acquisition Agreement") with Spectrum Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), Spectrum Health Network, Inc., a Delaware corporation ("Spectrum") and the sole shareholder of Spectrum (the "Sole Shareholder").  The terms of the Spectrum Acquisition Agreement provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of Spectrum to the Company in exchange for the issuance to the Sole Shareholder of Spectrum of an aggregate of 500,000 shares of common stock of the Company (the " "Company Common Stock") at a conversion ratio where one share of Spectrum was converted into 500 shares of Company Common Stock; (ii) the Company's assumption of all the assets and liabilities of Spectrum; (iii) the officers and directors of Spectrum to retain their respective positions in the Merger Sub; and (iv) Spectrum to become a wholly owned subsidiary of the Company.  On June 11, 2010, the Closing Date of the Transaction pursuant to the terms and conditions of the Acquisition Agreement, the Company acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of  Company Common Stock.  In accordance with the provisions of this triangulated merger, Merger Sub was merged with and into Spectrum as of the Effective Date of the Acquisition Agreement, the separate existence of Merger Sub ceased, and Spectrum became a wholly owned subsidiary of the Company.  In conjunction with the Acquisition Agreement, the Company assumed the assets and liabilities of Spectrum totaling approximately $247,000 and $480,000, respectively. The excess of the purchase price over the net liabilities assumed was recorded as goodwill on the consolidated balance sheet.

Spectrum sells services for its digital signage waiting room network to independent physician associations ("IPAs") and is supported by ad revenue.  Spectrum’s markets its network to IPAs for a one-time fee per location for equipment and installation plus an ongoing monthly service fee per location for content delivery and network maintenance.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE A – THE COMPANY (Continued)

Business Overview (continued)

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

Also in conjunction with the settlement of the Spectrum Note to Seatac, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the "Spectrum Agreement").  Under the terms of the three-year renewable Spectrum Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Spectrum Agreement relates to all current and future Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and IPAs including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum's network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots.

On May 7, 2011, the Company entered into a Sales Representation Agreement with Mann Equity, LLC ("Mann") wherein Mann purchased from the Company the right to sell the Company's products as an independent distributor for the State of Florida for $5,000.  Pursuant to the terms of the one-year agreement, Mann can earn a commission of twenty percent (20%) for each contract sold for network subscriptions or advertising spots on the Spectrum network.

On October 4, 2011, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with VitaMedMD, LLC, a Delaware limited liability company ("VitaMed") and VitaMed Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Merger Sub"),   pursuant to which the Company acquired 100% of VitaMed and as a result VitaMed became a wholly-owned subsidiary of the Company.  The acquisition was accomplished through the merger of the Merger Sub with and into VitaMed with VitaMed being the surviving limited liability company (the "Merger").  The Merger became effective on October 4, 2011 upon the filing of a Certificate of Merger with the Delaware Secretary of State (the "Effective Time").  (See NOTE H – SUBSEQUENT EVENTS for further details).

Effective October 4, 2011, the Company's primary business is that of its newly acquired subsidiary, VitaMed, a specialty pharmaceutical company that has developed a patent-pending technology and business methodology to market both over-the-counter ("OTC") and prescription versions of nutritional supplements, drugs, medical foods and other medical products directly to consumers or through retail pharmacies. VitaMed’s business model creates unique value propositions for patients, physician/providers and insurance payors by eliminating much of the inefficiencies associated with the traditional sales, marketing and distribution models. VitaMed offers superior-quality products for a lower overall cost to patients and payors while increasing efficiencies for physicians.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE A – THE COMPANY (Continued)

Business Overview (continued)

VitaMed's technology allows it to collect and analyze data from various sources to improve patient compliance and education, facilitate product development and provide immediate feedback on effectiveness of therapies.  The result is increased efficiency and communication between the patient, physician/provider and insurance payor, ultimately creating improved outcomes for all. This combination of efficient distribution and technology provides measurable customer benefits differentiating VitaMed from existing competitors in the market.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2010 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Condensed Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the nine month period ended September 30, 2011. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Reclassifications

Certain 2010 amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2011-04, "Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style. The amendments in ASU No. 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities. These amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (continued)

and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments to result in a change in the application of the requirements in Accounting Standards Codification ("ACS") Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 was incorporated in the Company's 2011 financial statements.

In December 2010, the FASB issued ASU 2010-28, "Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method ("ASU 2010-17"). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (continued)

the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material effect on the Company’s results of operations or financial condition.

In January, 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures ("ASU 2010-06") to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE C – GOING CONCERN

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America, and assume that the Company will continue as a going concern.  As discussed in NOTE H – SUBSEQUENT EVENTS, the Company closed the Merger Agreement with VitaMed on October 4, 2011 and the operation of VitaMed became the Company's primary focus.  VitaMed began its business in 2008 and has not yet attained a level of revenue to allow it to meet its current overhead. The Company's management does not contemplate attaining profitable operations until late 2013, nor is there any assurance that such an operating level can ever be achieved. The Company will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that it can achieve a level of revenue adequate to support its cost structure, none of which can be assured.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

 NOTE C – GOING CONCERN (Continued)

Management believes that the Company will need approximately $5 million over the next twelve months.  While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. These conditions, in addition to the Company’s accumulated deficit and recurring losses, gives rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE D – STOCKHOLDERS’ EQUITY

Preferred Stock

Currently, the Company is authorized to issue up to 10,000,000 shares of preferred stock at $0.001 par value ("Preferred Stock").   As of September 30, 2011, the Company had zero shares of Preferred Stock issued and outstanding.  Previously, on July 20, 2010, the Company's shareholders had approved a change in the par value of the Company's Preferred Stock from no par value to $0.001 par value per share.

Common Stock

Currently, the Company is authorized to issue up to 250,000,000 shares of common stock at $0.001 par value per share ("Common Stock").  As of September 30, 2011, the Company had 16,575,209 shares of Common Stock issued and outstanding.  Previously, on July 20, 2010, the Company's shareholders had approved a change in the par value of the Company's Common Stock from $0.10 par value to $0.001 par value per share.  All par value amounts and additional paid in capital amounts prior to the change have been reclassified in accordance with the staff accounting bulletin rules.  As more fully described in NOTE H – SUBSEQUENT EVENTS, the Company closed the Merger Agreement with VitaMed on October 4, 2011 and subsequently issued an aggregate of 81,038,910 shares of its Common Stock in connection therewith.  As of the date of this filing, the Company has 81,204,766 shares of Common Stock issued and outstanding.

2009 Long Term Incentive Compensation Plan

Currently, the Company is authorized to issue up to 25,000,000 shares of its Common Stock pursuant to its Long Term Incentive Compensation Plan ("LTIP").  The shares under the LTIP may be issued to provide financial incentives to employees, directors, advisors and consultants of the Company.  The LTIP was originally approved by the Company's shareholders on July 20, 2010 with 1,500,000 shares authorized for issuance.  On July 18, 2011,   the  Company's shareholders approved an amendment to the LTIP to increase the number of shares authorized for issuance thereunder to 25,000,000. As of September 30, 2011, no options had been issued under the LTIP.  As more fully described in NOTE H – SUBSEQUENT EVENTS, upon the closing of the Merger Agreement on October 4, 2011, the Company exchanged and converted VitaMed's previously issued non-qualified stock options  for non-qualified stock options of the Company ("Options") for the purchase of an aggregate of 10,119,795 shares of the Company's Common Stock.  An Option for the purchase of 3,069 shares was subsequently cancelled due to termination of employment. To date, no Options have been exercised.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE E – PROMISSORY NOTES

Secured Promissory Note to Seatac

As previously reported, the Company acquired 100% of the issued and outstanding shares of Spectrum on June 11, 2010 in exchange for the issuance of an aggregate of 500,000 shares of the Company’s Common Stock and Spectrum became a wholly owned subsidiary of the Company. From the closing date of the Spectrum transaction through November 2010, Seatac had advanced approximately $487,532 to the Company specifically to address payables (the "Advances"). In order for Seatac to secure a first position for repayment of the Advances, the Company issued the Spectrum Note. The Spectrum Note, together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on demand (the "Maturity Date").  As security for the Company’s obligations under the Spectrum Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010. Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.  On December 31, 2010, the Company amended the Spectrum Note to increase the principal amount to $543,531 to include additional advances made by Seatac from September through November 2010 in the aggregate of $56,000, which amount was inadvertently not included in the initial principal amount disclosed. The foregoing description of the Spectrum Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in entirety, by reference to each agreement, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on December 22, 2010, which filing and exhibits are incorporated herein by reference.  In February 2011, Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the balance. On February 15, 2011, the Spectrum Note was satisfied pursuant to the terms more fully described in NOTE G – DISCONTINUED OPERATIONS.

Convertible Promissory Notes

During 2009, a non-affiliate business consultant ("Consultant") provided consulting services to the Company in the amount of $210,000 (the "Debt").  The Company issued the Consultant a demand promissory note for $210,000 dated November 9, 2010 (the "November 2010 Note") which was subsequently assigned to unaffiliated entities ("Noteholders").  On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the "Convertible Notes").  At September 30, 2011, the Company recorded accrued interest in the amount of $5,696. The Convertible Notes were  due on demand any time after sixty (60) days from the date of issuance (the "Maturity Date"). At the option of the Noteholders, the Convertible Notes could be converted into shares of the Company's Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Convertible Notes also contained anti-dilution provisions.  The Convertible Notes remained unpaid at September 30, 2011.  As more fully described in NOTE H – SUBSEQUENT EVENTS, on October 18, 2011, the Company and the Noteholders entered into Debt Conversion Agreements and converted the principal of the Convertible Notes into shares of the Company's Common Stock and accrued interest of approximately $6,300 was forgiven and will be reported as other income in the fourth quarter of 2011.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE E – PROMISSORY NOTES (Continued

Demand Promissory Note

On March 1, 2011, the Company entered into a Demand Promissory Note (the "March 2011 Note") with the Company’s majority shareholder at the time wherein the Company could periodically borrow funds to satisfy its operational requirements.  Interest accrued at 20% per annum. At September 30, 2011, the outstanding amount under the March 2011 Note totaled $155,000, plus accrued interest totaling $9,809.  On October 3, 2011, an additional $5,000 was advanced. As more fully described in NOTE H – SUBSEQUENT EVENTS, on October 4, 2011, the March 2011 Note plus accrued interest to date  was forgiven. The forgiveness of this related party debt will be included as additional paid in capital in October 2011 in accordance with ASC 470-50, Debt Modifications and Extinquishments.

NOTE F – COMMITMENTS AND CONTINGENCIES

Exclusive Licensing, Distribution and Advertising Sales Agreement

On February 15, 2011, in conjunction with the settlement of the Spectrum Note, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the "Agreement").  Under the terms of the three-year renewable Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Agreement relates to all current and future Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and IPAs including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum's network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots.

Consulting Agreement with Back Office Consultants, Inc.

On February 15, 2011, the Company entered into a Consulting Agreement with Back Office Consultants, Inc. ("Back Office") pursuant to which Back Office agrees to provide accounting and corporate compliance services to the Company for a monthly fee of $7,000.  During the nine months ended September 30, 2011, the Company recorded consulting expense totaling $63,000.  The one-year agreement has an effective date as of January 1, 2011.  The President of Back Office is a former officer and current shareholder of the Company.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE G – DISCONTINUED OPERATIONS

America's Minority Health Network, Inc.

On July 1, 2010, pursuant to the terms of the 4% Secured Promissory Note ("April 2010 Note"), Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010.  On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438.  The Company's obligation to repay the April 2010 Note was (i) secured by a pledge by the Company of all of the capital stock of the Company's subsidiaries owned as of or acquired after the date of the April 2010 Note, pursuant to the terms of a Stock Pledge and Escrow Agreement dated April 1, 2010; (ii) guaranteed by the Company's subsidiary, America's Minority Health Network pursuant to a Guaranty Agreement dated April 1, 2010; and (iii) secured by a blanket lien encumbering the assets of the Company and the Company's subsidiaries pursuant to Security Agreements dated April 1, 2010. Payment of principal, interest and late charges under the April 2010 Note became past due, and as a result of the default, on July 30, 2010, Seatac informed the Company that it intended to exercise its remedies pursuant to which it could accept collateral in satisfaction of the Company's obligations.  More particularly, Seatac stated that it intended to accept the following collateral in full satisfaction of the $981,438 due under the April 2010 Note: (i) all rights, title and interest of the Company in the 1,000 shares of common stock of America's Minority Health Network, (ii) all rights, title and interest of the Company in the mark "America's Minority Health Network, Inc." and the goodwill associated with such mark, and (iii) all books and records of America's Minority Health Network held by the Company (collectively, the "Collateral").

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE G – DISCONTINUED OPERATIONS (Continued)

Summarized financial information for discontinued operations for the periods listed below is as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Operating revenues	$16,382	$60,645
Operating expenses:
Operating costs	12,267	81,084
General and administration	7,067	101,673
Sales and marketing	25,330	168,544
Depreciation and amortization	23,189	145,974
Total operating expense	67,853	497,275
Other expense
Interest expense	-0-	(8,531)
Total other income and (expense)	-0-	(8,531)
Loss from discontinued operations	$(51,471)	$(445,161)

Spectrum Health Network, Inc.

On December 16, 2010, the Company and Seatac entered into a Note Purchase Agreement and issued the Spectrum Note in the principal amount of $487,532 and subsequent advances by Seatac brought the total principal amount due to $543,531.  As security for the Company’s obligations under the Note Purchase Agreement and Spectrum Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010.  Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE G – DISCONTINUED OPERATIONS (Continued)

Summarized financial information for discontinued operations for the periods listed below is as follows:

	July 1, 2010 through September 30, 2010	June 11, 2010 through September 30, 2010

Operating revenues	$22,120	$27,854
Operating expenses:
Operating costs	32,625	39,568
General and administration	15,326	22,964
Depreciation and amortization	29,909	38,642
Total operating expense	77,860	101,174
Loss from discontinued operations	$(55,740)	$(73,320)

Summarized financial information for discontinued operations for the period January 1, 2011 through February 14, 2011 is as follows:

Operating revenues	$12,573
Operating expenses:
Operating costs	16,356
General and administration	32,989
Depreciation	9,819
Total operating expense	59,164
Loss from discontinued operations	$(46,591)

The components of the gain on disposal of discontinued operations during the period January 1, 2011 through February 14, 2011 is as follows:

Assets:
Cash	$5,817
Accounts receivable	12,573
Fixed assets, net	186,569
Intangible assets, net	288,443
Total assets transferred	$493,402

Liabilities:
Accounts payable	$634,965
Other liabilities	16,950
Secured promissory note and accrued interest	547,155
Total liabilities of discontinued operations	$1,199,070
Net gain on disposal of discontinued operations	$705,668

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE H – SUBSEQUENT EVENTS

Agreement and Plan of Merger with VitaMedMD, LLC

The Company entered into the Merger Agreement with VitaMed pursuant to which the Company would acquire 100% of VitaMed. Upon the closing of the Merger Agreement, the Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware on October 4, 2011 (the "Effective Time").

In preparation of and prior to the closing of the Merger Agreement, the Company completed the following required corporate actions with an effective date of October 3, 2011:

•	a reverse split of its outstanding shares of Common Stock on a ratio of 1 for 100 (the "Reverse Split"),
•	an increase of its authorized shares of Common Stock to 250,000,000,
•	a change in the name of the Company to TherapeuticsMD, Inc., and
•	an amendment to the Company's Long Term Incentive Compensation Plan ("LTIP") to increase the authorized shares for issuance thereunder to 25,000,000.

Exchange of Securities through the Merger Agreement

At the Effective Time, all outstanding membership units of VitaMed (the "Units") were exchanged for shares of the Company's Common Stock. In addition, all outstanding VitaMed options ("Options") and VitaMed warrants ("Warrants") were exchanged and converted into options and warrants for the purchase of the Company's Common Stock ("Company Options" and "Company Warrants").  All Units, Options and Warrants were exchanged on a pro-rata basis for shares or a right to acquire shares of the Company's Common Stock at a ratio of 1,227425 to 1 (the "Conversion Ratio").   Pursuant to the Conversion Ratio, the Company subsequently (i) issued 58,407,331 shares of the Company's Common Stock in exchange for the outstanding Units, (ii) issued Company Options under the LTIP for the purchase of an aggregate of 10,119,795 shares of the Company's Common Stock (of which a Company Option for the purchase of 3,069 shares was subsequently cancelled due to termination of employment), (iii) issued Company Warrants for the purchase of an aggregate of 859,203 shares of the Company's Common Stock, and (iv) reserved 613,710 shares of the Company's Common Stock in connection with the Company's assumption of VitaMed's obligation to issue future Warrants to affiliates in consideration for their guarantee of a bank loan for the benefit of VitaMed (the "Reserved Warrants").  The Reserved Warrants will be issued to certain officers and directors of the Company once they are earned.

Change in Officers and Directors Pursuant to Merger Agreement

In connection with the Merger, the sole director serving on the Company's Board of Directors immediately prior to the Merger resigned and the following individuals were elected as directors:

Robert G. Finizio, Chairman
John C.K. Milligan
Brian Bernick, M.D.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE H – SUBSEQUENT EVENTS (Continued)

Change in Officers and Directors Pursuant to Merger Agreement (continued)

In addition, the sole officer of the Company immediately prior to the Merger resigned and the following individuals were named as officers:

Robert G. Finizio	Chief Executive Officer
John C.K. Milligan	President, Secretary
Daniel A. Cartwright	Chief Financial Officer, Vice President Finance, Treasurer
Mitchell Krassan	Executive Vice President, Chief Strategy Officer

The above officers hold the same positions in VitaMed. Officers serve at the pleasure of the Company's Board of Directors.

Change in Control Pursuant to Merger Agreement

As previously mentioned herein, pursuant to the Closing of the Merger, the Company issued 58,407,331 shares of its Common Stock to the members of VitaMed in exchange for 100% of their ownership thereof.  Prior to the subject Merger, the members of VitaMed owned no shares of the Company. After giving effect to (i) the Reverse Split and (ii) the issuance of the Company's Common Stock in exchange for all of the outstanding units of VitaMed, there were 58,573,187 shares of the Company's Common Stock issued and outstanding after the Merger.

Securities Issued Pursuant to Stock Purchase Agreement with Pernix Therapeutics, LLC

On September 8, 2011, the Company entered into a Stock Purchase Agreement with Pernix Therapeutics, LLC, a Louisiana limited liability company ("Pernix").  Pursuant to the terms of the Stock Purchase Agreement, Pernix agreed to purchase 2,631,579 shares of the Company's Common Stock (the "Shares") at a purchase price of $0.38 per share for a total purchase price of $1,000,000 ("Purchase Price").  The closing of the Stock Purchase Agreement took place on October 5, 2011 wherein Pernix wired the Purchase Price for the benefit of the Company to VitaMed and the Company issued the Shares.

In connection with the Stock Purchase Agreement, the Company and Pernix entered into a Lock-Up Agreement of even date therewith, which, among other things, restricts the sale, assignment, transfer, encumbrance and other disposition of the Shares issued to Pernix.  Pursuant to the terms of the Lock-Up Agreement, Pernix agreed that for a period of twelve (12) months from the date of the Lock-Up Agreement, it would not make or cause any sale of the Shares (the "Lock-Up Period").  After the completion of the Lock-Up Period, Pernix agreed not to sell or dispose of more than five percent (5%) of the Shares per quarter for the following twelve (12) month period.

The foregoing descriptions of the Stock Purchase Agreement and Lock-Up Agreement are qualified, in their entirety, by reference to each agreement, copies of which were attached as exhibits to the Current Report on Form 8-K filed with the Commission on September 14, 2011, which filing and exhibits are incorporated by reference.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE H – SUBSEQUENT EVENTS (Continued)

Debt Conversion Agreements with Energy Capital, LLC and First Conquest Investment Group, LLC

As previously reported, during 2009, a non-affiliate business consultant ("Consultant") provided consulting services to the Company in the amount of $210,000 (the "Debt").   The Company issued the Consultant a demand promissory note for $210,000 dated November 9, 2010 (the "November 2010 Note") which was subsequently assigned to unaffiliated entities ("Noteholders").  On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the "Convertible Notes").  The Convertible Notes were due on demand any time after sixty (60) days from the date of issuance (the "Maturity Date").  At the option of the Noteholders, the Convertible Notes could be converted into shares of the Company's Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Convertible Notes contained anti-dilution provisions.

On October 18, 2011, the Company and the Noteholders entered into Debt Exchange Agreements in which the principal amount of the Convertible Notes was converted.  Pursuant to the terms thereof, an aggregate of 20,000,000 shares of the Company's Common Stock was issued to the Noteholders and their assigns. After the issuance, the Company had 81,204,766 shares of its Common Stock issued and outstanding.

The foregoing descriptions of the Convertible Notes and the Debt Conversion Agreements are qualified, in entirety, by reference to the each agreement, copies of which were attached as exhibits to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2011, which filing and exhibits are incorporated herein by reference.

Consulting Agreement with Lang Naturals, Inc.

On October 21, 2011, the Company and VitaMed entered into a Consulting Agreement (the "Lang Agreement") with Lang Naturals, Inc., the primary product manufacturer of VitaMed ("Lang"). Under the two-year Lang Agreement, a Lang representative will help evaluate improvements to existing products and new products as well as services including, but not limited to research, design, compliance, scientific and regulatory affairs and commercialization of products.  Compensation to Lang included the issuance of a ten-year Warrant for 800,000 underlying shares which vested immediately upon issuance.  In conjunction with the Warrant, Lang executed a Lock-Up Agreement under which Lang agreed that for a period of eighteen (18) months thereafter, Lang would not make or cause any sale of the Company's securities.  The Lang Agreement, Warrant and Lock-Up Agreement were attached as exhibits to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2011, which filing and exhibits are incorporated herein by reference.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE H – SUBSEQUENT EVENTS (Continued)

Issuance of Options

On October 21, 2011, the Company issued Options pursuant to the LTIP to employees for the purchase of an aggregate of 385,000 shares of the Company's Common Stock with a fair value of $68,145.  One ten-year Option for the purchase of 50,000 shares of the Company's Common Stock vests at the rate of 2,083.33 shares per month over a 24-month period and has an exercise price of $0.38 per share.  The remaining ten-year Options vest annually over a 48-month period and have an exercise price of $0.38 per share, including an Option for the purchase of 300,000 shares of the Company's Common Stock granted to the Company's Chief Financial Officer, Daniel A. Cartwright.  The valuation methodology used to determine the fair value of the Options was the Black-Scholes-Merton option-pricing model ("Black-Scholes Model"), an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Options.  The Options were valued on the date of the grant using a term of three (3) years; volatility of 71.12%; risk free rate of 0.46%; and a dividend yield of 0%.

Issuance of Warrants

On October 21, 2011, the Company issued Common Stock Purchase Warrants ("Warrants") for the purchase of an aggregate of 1,584,211 shares of the Company's Common Stock with an exercise price of $0.38 per share as listed below.  The valuation methodology used to determine the fair value of the Warrants was the Black-Scholes Model as defined above.

(a)
The Company's Chief Financial Officer, Daniel A. Cartwright, received a ten-year Warrant for the purchase of 600,000 shares of the Company's Common Stock which vests monthly over a 44-month period with a fair value of $172,200.  The Warrant was valued on the date of the grant using a term of ten (10) years; volatility of 68.99%; risk free rate of 2.23%; and a dividend yield of 0%.

(b)
As previously mentioned, Lang received a ten-year Warrant for the purchase of 800,000 shares of the Company's Common Stock which vested immediately upon issuance with a fair value of $229,600.  The Warrant was issued as compensation relating to a two-year Consulting Agreement with the Company. In conjunction with the issuance of the Warrant, Lang executed a Lock-Up Agreement.  The Warrant was valued on the date of the grant using a term of ten (10) years; volatility of 68.99%; risk free rate of 2.23%; and a dividend yield of 0%.

(c)
A non-affiliate received a five-year Warrant for the purchase of 184,211  shares of the Company's Common Stock which vested immediately upon issuance with a fair value of $42,921. The Warrant was issued as commission for introduction of a funding source.  The Warrant was valued on the date of the grant using a term of five (5) years; volatility of 75.72%; risk free rate of 1.08%; and a dividend yield of 0%.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE H – SUBSEQUENT EVENTS (Continued)

Software Licensing Agreement with Pernix

On November 3, 2011, the Company and VitaMed entered into a Software License Agreement ("License Agreement") with Pernix relative to VitaMed's patent pending OPERA™ system (Ongoing Physician, Payor and Patient Evaluation Reporting and Analysis). Under the terms of the License Agreement, Pernix will have the exclusive use for a period of five years of the OPERA™ system software in the field of pediatric medicine for a monthly fee of $21,700.

Unaudited Condensed Consolidated Proforma Financial Statements

PRO-FORMA UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro-forma consolidated financial statements give effect to the reverse acquisition of VitaMed by the Company and are based on estimates and assumptions set forth herein and in the notes to such pro-forma statements.

The Company entered into a Merger Agreement by and among VitaMed and VitaMed Acquisition, LLC,  ("Merger Sub"), pursuant to which the Company would acquire 100% of VitaMed. The acquisition was accomplished by the merger of Merger Sub with and into VitaMed with VitaMed being the surviving limited liability company (the "Merger") in accordance with the Limited Liability Company Act of the State of Delaware.  The Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware on October 4, 2011 (the "Effective Time").

Prior to the closing of this transaction, the Company effected a reverse stock split of its issued and outstanding shares of common stock on a ratio of 1 for 100 (the "Reverse Split"),

This Merger is being accounted for as a reverse acquisition and a recapitalization. VitaMed is the acquirer for accounting purposes.

The following unaudited pro-forma consolidated statement of operations for the nine months ended September 30, 2011 and the year ended December 31, 2010 gives effect to the above as if the Merger and related transactions had occurred at the beginning of the period.  The unaudited pro-forma consolidated balance sheet of September 30, 2011 gives effect to the above as if the Merger and related transactions had occurred on September 30, 2011.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED PROFORMA CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2011

	Historical
	TherapeuticsMD	VitaMed	Adjustments		Consolidated
ASSETS
Current Assets
Cash	$4,238	$153,944	$1,000,000	E	$1,158,182
Accounts receivable	2,100	32,304	(2,100)	D	32,304
Inventory	-0-	824,461	-0-		824,461
Prepaid expense	999	8,165	-0-		9,164
Total current assets	7,337	1,018,874	997,900		2,024,111
Fixed Assets, net of accumulated
depreciation of $51,651	-0-	103,471	-0-		103,471

Other Assets
Deposits	-0-	31,949	-0-		31,949
Intangible assets	-0-	10,000	-0-		10,000
Total other assets	-0-	41,949	-0-		41,949
TOTAL ASSETS	$7,337	$1,164,294	$997,900		$2,169,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,182	$532,548	-0-		$547,730
Note, credit lines and loans payable,
net of debt discount of $95,576	210,000	1,797,470	(210,000)	F	1,797,470
Note and loans payable related parties,
net of debt discount of $67,199	155,000	185,468	(155,000)	C	185,468
Dividends payable	41,359	-0-	-0-		41,359
Other accrued expenses	15,505	-0-	(9,809)	C	-0-
			(5,696)	F
TOTAL LIABILITIES	437,046	2,515,486	(380,505)		2,572,027

Stockholders’ Equity
Common stock	16,575	-0-	(16,409)	A	81,205
			58,407	B
			2,632	E
			20,000	F
Members contributions	-0-	5,489,950	(5,489,950)	G	-0-
Additional paid in capital	1,661,321	1,169,903	16,409	A	7,529,444
			(58,407)	B
			164,809	C
			997,368	E
			195,696	F
			3,382,345	G
Accumulated deficit	(2,107,605)	(8,011,045)	(2,100)	D	(8,013,145)
			2,107,605	G
TOTAL STOCKHOLDERS’ DEFICIT	(429,709)	(1,351,192)	1,378,405		(402,496)

TOTAL LIABILITIES AND STOCK-
HOLDERS’ EQUITY	$7,337	$1,164,294	$997,900		$2,169,531

A	To reflect the reverse stock split of the Company’s shares of common stock issued and outstanding on a one hundred for one (100:1) basis dated October 4, 2011.
B	To record the issuance of 58,407,331 (post reverse split shares as of October 4, 2011 to the shareholders of VitaMed.
C	To record the forgiveness of debt.
D
The proforma adjustments represent the estimated proforma impact on the Company. These items were not incurred on a historical basis and the Company did not receive any historical benefits for these items in the historical period presented herein.

E	To record common stock issued pursuant to a stock purchase agreement dated October 5, 2011 with Pernix Therapeutics, LLC.
F	To record common stock issued pursuant to a debt conversion agreement dated October 18, 2011 with Energy Capital, LLC and First Conquest Investment Group, LLC.
G	Purchase accounting adjustment. Accumulated Deficit recorded against Additional Paid in Capital.

UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Historical
	TherapeuticsMD	VitaMed	Adjustments		Consolidated

Sales	$2,100	$1,533,806	$(2,100)	B	$1,533,806
Cost of sales	-0-	685,450	-0-		685,450
Gross profit	2,100	848,356	(2,100)		848,356

Expenses:
Sales, general and administration	164,933	4,274,098	(164,933)	B	4,274,098
Research and development	-0-	80,541	-0-		80,541
Depreciation expense	-0-	24,996	-0-		24,996
Total operating expenses	164,933	4,379,635	(164,933)		4,379,635
Operating loss	(162,833)	(3,531,279)	162,833		(3,531,279)

Other income (expense):
Other income	5,000	-0-	(5,000)	B	-0-
Interest expense	(19,097)	(123,666)	3,592	A	(123,666)
			15,505	B
Total other income (expense)	(14,097)	(123,666)	14,097		(123,666)
Loss from continuing operations
before taxes	(176,930)	(3,654,945)	176,930		(3,654,945)
Provision for income taxes	4,304	-0-	(4,304)		-0-
Loss from continuing operations	(181,234)	(3,654.945)	181,234		(3,654,945)

Discontinued operations:
Gain on disposal of
discontinued operations	705,668	-0-	(705,668)	B	-0-
Loss from discontinued
operations	(46,591)	-0-	46,591	B	-0-
Net loss from discontinued
operations	659,077	(3,654,945)	(659,077)		-0-
Net income (loss)	$477,843	$(3,654,945)	$(477,843)		$(3,654,945)

Basic and diluted loss per common share					$(0.05)
Weighted average common shares outstanding, basic and diluted					81,204,766

(A)	The proforma adjustment to interest expense reflects accrued expense associated with forgiveness of debt.

(B)
The proforma adjustments represent the estimated proforma impact on the Company.  These items were not incurred on a historical basis and we did not receive any historical benefits for these items in the historical period presented herein.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
f/k/a AMHN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 30, 2010

	Historical
	TherapeuticsMD	VitaMed	Adjustments		Consolidated

Sales	$48,217	$1,241,921	$(48,217)	A	$1,241,921
Cost of sales	-0-	556,390	-0-		556,390
Gross profit	48,217	685,531	(48,217)		685,531

Expenses:
Operating	71,932	-0-	(71,932)	A	-0-
Sales, general and administration	382,860	3,650,959	(382,860)	A	3,650,959
Research and development	-0-	65,402	-0-		65,402
Depreciation expense	61,383	22,783	(61,383)	A	22,783
Total operating expenses	516,175	3,739,144	(516,175)		3,739,144
Operating loss	(467,958)	(3,053,613)	467,958		(3,053,613)

Other income (expense):
Other income	22,138	-0-	(22,138)	A	-0-
Interest expense	(64,086)	-0-	64,086	A	-0-
Total other income (expense)	(41,948)	-0-	41,948		-0-
Loss from continuing operations
before taxes	(509,906)	(3,053,613)	509,906		(3,053,613)
Provision for income taxes	-0-	-0-	-0-		-0-
Loss from continuing operations	(509,906)	(3,053,613)	509,906		(3,053,613)

Discontinued operations:
Gain on disposal of
discontinued operations	259,693	-0-	(259,693)	A	-0-
Loss from discontinued
operations	(445,161)	-0-	445,161	A	-0-
Net loss from discontinued
operations	(185,468)	-0-	185,468		-0-
Net loss	$(695,374)	$(3,053,613)	$695,374		$(3,053,613)

Basic and diluted loss per common share					$(0.04)
Weighted average common shares outstanding, basic and diluted					81,204,766

(A)
The proforma adjustments represent the estimated proforma impact on the Company.  These items were not incurred on a historical basis and we did not receive any historical benefits for these items in the historical period presented herein.

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

Throughout this Quarterly Report on Form 10-Q (the "Report”), the terms "we," "us," "our," "Therapeutics,"  or "our Company" refers to TherapeuticsMD, Inc., f/k/a AMHN, Inc., a Nevada corporation.

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

The Company's website is www.therapeuticsmd.com. The Company's subsidiary's website is www.vitamedmd.com.

Our Common Stock is currently traded on the OTCQB under the symbol "AMHN." In conjunction with the recent corporate actions described herein,  the Company requested its trading symbol be changed to more closely align with the Company's new name. The Company expects the new trading symbol to be assigned on or about November 14, 2011.

Overview

The Company was incorporated in Utah in 1907 under the name Croff Mining Company ("Croff").  The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, the Company's operations consisted entirely of oil and natural gas production.  Due to a spin-off of its operations in December 2007, the Company had no business operations or revenue source and had reduced its operations to a minimal level, although it continued to file reports required under the Securities Exchange Act of 1934.  As a result of the spin-off, the Company was a "shell company" under the rules of the Commission.  After completion of subsequent transactions as described below, the Company changed its name to AMHN, Inc. on September 14, 2009 and on September 25, 2009 approved a redomicile of the Company from Utah to Nevada.  As of October 4, 2011, in connection with the closing of the Agreement and Plan of Merger ("Merger Agreement") with vitaMedMD, LLC, a Delaware limited liability company ("VitaMed"), as more fully described below in Recent Events, the Company changed its name to TherapeuticsMD, Inc. and moved its corporate offices to that of its newly acquired subsidiary, VitaMed, at 951 Broken Sound Parkway NW, Suite 320, Boca Raton, FL 33487.

After closing the Merger Agreement on October 4, 2011, the Company's primary business became that of its newly acquired subsidiary, VitaMed.  VitaMed is a specialty pharmaceutical company that has developed a patent-pending technology and business methodology to market both over-the-counter ("OTC") and prescription versions of nutritional supplements, drugs, medical foods and other medical products directly to consumers or through retail pharmacies. VitaMed’s business model creates unique value propositions for patients, physician/providers and insurance payors by eliminating much of the inefficiencies associated with the traditional sales, marketing and distribution models. VitaMed offers superior-quality products for a lower overall cost to patients and payors while increasing efficiencies for physicians.  VitaMed's technology allows it to collect and analyze data from various sources to improve patient compliance and education, facilitate product development and provide immediate feedback on effectiveness of therapies.  The result is increased efficiency and communication between the patient, physician/provider and insurance payor, ultimately creating improved outcomes for all. This combination of efficient distribution and technology provides measurable customer benefits differentiates VitaMed from existing competitors in the market.

Agreement and Plan of Reorganization with America's Minority Health Network, Inc.

On July 6, 2009, the Company entered into an Agreement and Plan of Reorganization (the “July 2009 Acquisition Agreement”) with AMHN Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), America's Minority Health Network, Inc., a Delaware corporation ("America's Minority Health Network") and the major shareholders of the America's Minority Health Network (the "Major Shareholders").  The terms of the July 2009 Acquisition Agreement, which closed on July 27, 2009, provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of America's Minority Health Network in exchange for the issuance to the shareholders of American's Minority Health Network of an aggregate of 13,693,689 shares of common stock of the Company (the "Company Common Stock"); (ii) the resignations of the Company's officers and directors prior to the consummation of the Agreement  and the election and appointment of officers and directors as directed by America's Minority Health Network; and (iii) America's Minority Health Network to become a wholly owned subsidiary of the Company. A full description of the terms of the July 2009 Acquisition Agreement (the "Transaction") is set forth the Company's Current Report on Form 8-K filed with the Commission on July 10, 2009.  In accordance with the provisions of this triangulated merger, Merger Sub merged with and into America's Minority Health Network as of the Effective Date, as that term is defined therein.  Upon consummation of the July 2009 Acquisition Agreement and all transactions contemplated therein, the separate existence of Merger Sub ceased, the Company became the surviving parent corporation, and America’s Minority Health Network became its wholly owned subsidiary. As a result of the Transaction, (i) the Company ceased being a shell company, (ii) its sole business became that of America's Minority Health Network, and (iii) the Company experienced a change in control in which the former shareholders of America's Minority Health Network acquired control of the Company.  For accounting purposes, the Transaction was treated as a reverse merger.

Secured Note to Seatac Digital Resources, Inc., Subsequent Default under Note, and Transfer of America’s Minority Health Network, Inc.

 On April 1, 2010, the Company issued a 4% Secured Promissory Note (the "Note") in the principal base amount of $800,000 (the "Principal Base Amount") to Seatac Digital Resources, Inc. ("Seatac") pursuant to the terms of that certain Note Purchase Agreement (the "Note Purchase Agreement") of even date therewith.  As consideration for the Note, Seatac surrendered certain promissory notes totaling $800,000 previously issued by the Company to Seatac between June 1, 2009 and March 31, 2010 and (collectively known as the "Prior Notes").  The Principal Base Amount of the Note, plus any and all additional advances made to the Company thereafter (the "Aggregated Principal Amount"), together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on June 30, 2010 (the "Maturity Date"). The Note provided that the Note would automatically renew on the Maturity Date for additional ninety (90) day periods (the "Extended Maturity Date") unless ten (10) days prior to the Extended Maturity Date the Holder provided written notice to the Company of its intent not to renew.  If the Company committed any Event of Default (as defined in the Note Purchase Agreement), then the unpaid principal amount of, and accrued interest on the Note could be accelerated by Seatac and become due and payable, whereupon the interest rate would be increased to a rate of ten percent (10%) per annum, subject to the limitations of applicable law.

As security for the Company’s obligations under the Note Purchase Agreement and the Note, the Company pledged all of the capital stock of America's Minority Health Network pursuant to the terms of a Stock Pledge and Escrow Agreement.  Repayment of the Note was also guaranteed by America's Minority Health Network and was additionally secured by a blanket lien encumbering the assets of the Company and America's Minority Health Network.  On July 1, 2010, Seatac made demand for the aggregated amount of $925,885, including principal of $900,000 and interest through June 30, 2010.  On July 11, 2010, Seatac added a one-time late charge equivalent to six percent (6%) of the unpaid amount, or $55,553, bringing the amount payable and past due under the April 2010 Note to $981,438. Thereafter, payment of principal, interest and late charges under the April 2010 Note became past due, and as a result of the default, Seatac informed the Company that it intended to exercise its remedies and would accept the following collateral in full satisfaction of the $981,438 due under the April 2010 Note: (i) all rights, title and interest of the Company in the 1,000 shares of common stock of America's Minority Health Network, (ii) all rights, title and interest of the Company in the mark "America's Minority Health Network, Inc." and the goodwill associated with such mark, and (iii) all books and records of America's Minority Health Network held by the Company (collectively, the "Collateral").

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

Corporate Changes Including Name Changes, Redomicile, Change in Par Value, Increase in Authorized Shares of Common Stock, and Amendments to Long Term Incentive Compensation Plan

On September 14, 2009, the Company changed its name to AMHN, Inc.  On September 23, 2009, the Company's Board of Directors approved the redomicile of the Company from Utah to Nevada and approved the 2009 Long Term Incentive Compensation Plan ("LTIP").  On March 28, 2010, the Company's Board of Directors approved a single revision to the LTIP to increase the number of shares available for issuance to an aggregate of 1,500,000 shares. The Company subsequently approved a change in the par value of the Company's Common and Preferred Stock to $0.001 per share.  On July 20, 2010, the Company's shareholders owning an aggregate of 8,900,898 shares (or 55%) of the Company's outstanding shares approved the actions. As mentioned herein at RECENT EVENTS, as of October 3, 2011, the Company effected a name change to TherapeuticsMD, Inc., increased it authorized shares of Common Stock to 250,000,000 and amended the LTIP to increase the number of shares available for issuance thereunder to 25,000,000.

Agreement and Plan of Reorganization with Spectrum Health Network, Inc.

On June 1, 2010, the Company entered into an Agreement and Plan of Reorganization (the "Spectrum Acquisition Agreement") with Spectrum Acquisition Corp., a newly formed Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), Spectrum Health Network, Inc., a Delaware corporation ("Spectrum") and the sole shareholder of Spectrum (the "Sole Shareholder"). Spectrum is a digital signage waiting room network built for the multispecialty group practice and independent physician associations ("IPAs"). The terms of the Spectrum Acquisition Agreement provided for (i) the transfer of 100% of the issued and outstanding shares of common stock of Spectrum to the Company in exchange for the issuance to the Sole Shareholder of Spectrum of an aggregate of 500,000 shares of common stock of the Company (the "Company Common Stock") at a conversion ratio where one share of Spectrum was converted into 500 shares of Company Common Stock; (ii) the Company's assumption of all the assets and liabilities of Spectrum; (iii) the officers and directors of Spectrum to retain their respective positions in the Merger Sub; and (iv) Spectrum to become a wholly owned subsidiary of the Company.  On June 11, 2010, the Closing Date of the Transaction pursuant to the terms and conditions of the Acquisition Agreement, the Company acquired 100% of the issued and outstanding shares of Spectrum in exchange for the issuance of an aggregate of 500,000 shares of Company Common Stock.  In accordance with the provisions of this triangulated merger, Merger Sub was merged with and into Spectrum as of the Effective Date of the Acquisition Agreement, the separate existence of Merger Sub ceased, and Spectrum became a wholly owned subsidiary of the Company.  In conjunction with the Acquisition Agreement, the Company assumed the assets and liabilities of Spectrum totaling approximately $247,000 and $480,000, respectively. The excess of the purchase price over the net liabilities assumed was recorded as goodwill on the consolidated balance sheet.

Secured Note to Seatac, Subsequent Default under Note, and Transfer of Spectrum Health Network, Inc.

Since the closing date of the Spectrum transaction through November 2010, Seatac had advanced approximately $487,532 to the Company specifically to address payables (the "Advances"). In order for Seatac to secure a first position for repayment of the Advances, the Company issued the Spectrum Note. The Spectrum Note, together with accrued interest at the annual rate of four percent (4%), was due in one lump sum payment on demand (the "Maturity Date"). As security for the Company’s obligations under the Spectrum Note, the Company pledged all of the capital stock of Spectrum pursuant to the terms of a Stock Pledge and Escrow Agreement dated December 16, 2010. Repayment of the Spectrum Note was guaranteed by Spectrum and secured by a blanket lien encumbering the assets of Spectrum.  On December 31, 2010, the Company amended the Spectrum Note to increase the principal amount to $543,531 to include additional advances made by Seatac from September through November 2010 in the aggregate of $56,000, which amount was inadvertently not included in the initial principal amount disclosed. The foregoing description of the Spectrum Note, the Stock Pledge and Escrow Agreement, and related agreements is qualified, in entirety, by reference to each agreement, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on December 22, 2010, which filing and exhibits are incorporated herein by reference.

In February 2011, Seatac notified the Company that it intended to make demand for payment under the Spectrum Note; however, the Company was unable to pay the balance. In an effort to satisfy the Spectrum Note in full, Seatac and the Company: (i) acknowledged that the Company and Spectrum were unable to pay the aggregated principal and interest of $547,155 due to Seatac under the Spectrum Note which was secured by a first priority security interest in all of the assets of the Company and Spectrum; (ii) sent joint instruction to the escrow agent, pursuant to which the escrow agent transferred the stock certificate representing all of the outstanding shares of Spectrum being held in escrow to Seatac; (iii) entered into a trademark assignment to transfer all rights, title and interest in the mark "Spectrum Health Network, Inc." and the goodwill associated with that mark; and (iv) entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement wherein Seatac and Spectrum licensed the Company to sell subscriptions to and advertising spots on the Spectrum digital-media network. See NOTE G – DISCONTINUED OPERATIONS in the accompanying condensed consolidated financial statements for more details.

Change in Control and Officers and Directors

On December 17, 2010, the Company experienced a change in control when shareholders owning an aggregate of 8,900,898 shares of the Company's Common Stock (or 53.7% of the Company's 16,575,209 outstanding shares) sold those shares to an entity not previously affiliated with the Company or its shareholders. As mentioned herein at RECENT EVENTS, the Company experienced a second change of control pursuant to the closing of the Merger Agreement with VitaMed and reconstituted the Company's officers and directors as required thereunder.

Exclusive Licensing, Distribution and Advertising Sales Agreement

On February 15, 2011, in conjunction with the settlement of the Spectrum Note, Spectrum and Seatac entered into an Exclusive Licensing, Distribution and Advertising Sales Agreement with the Company (the "Agreement").  Under the terms of the three-year renewable Agreement, the Company was granted a license to promote, distribute and sell certain products developed and sold by Spectrum relative to its digital media network in the southeastern United States.  The Agreement relates to all current and future Spectrum products and/or services developed by Spectrum, specifically services pertaining to the digital signage waiting room network built for the multispecialty group practice and IPAs including (i) network subscriptions sold to multispecialty group practices and IPAs for software, hardware and content developed for and distributed by Spectrum, and (ii) advertising spots on Spectrum's network.  The Company may earn up to thirty percent (30%) of fees paid for subscriptions and advertising spots.

Consulting Agreement with Back Office Consultants, Inc.

On February 15, 2011, the Company entered into a Consulting Agreement with Back Office Consultants, Inc. ("Back Office") pursuant to which Back Office agrees to provide accounting and corporate compliance services to the Company for a monthly fee of $7,000.  During the nine months ended September 30, 2011, the Company recorded consulting expense totaling $63,000. The one-year agreement has an effective date as of January 1, 2011. The President of Back Office is a former officer and current shareholder of the Company.

Demand Promissory Note

On March 1, 2011, the Company entered into a Demand Promissory Note (the "March 2011 Note") with the Company’s majority shareholder at the time wherein the Company could periodically borrow funds to satisfy its operational requirements.  Interest accrued at 20% per annum. At September 30, 2011, the outstanding amount under the March 2011 Note totaled $155,000, plus accrued interest totaling $9,809.  On October 3, 2011, an additional $5,000 was advanced. As more fully described in RECENT EVENTS herein, on October 4, 2011, the March 2011 Note plus accrued interest to date was forgiven. The forgiveness of this related party debt will be included as additional paid in capital in October 2011 in accordance with ASC 470-50, Debt Modifications and Extinguishments.

Convertible Notes

During 2009, a non-affiliate business consultant ("Consultant") provided consulting services to the Company in the amount of $210,000 (the "Debt").  The Company issued the Consultant a demand promissory note for $210,000 dated November 9, 2010 (the "November 2010 Note") which was subsequently assigned to unaffiliated entities ("Noteholders").  On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the "Convertible Notes").  The Convertible Notes were due on demand any time after sixty (60) days from the date of issuance (the "Maturity Date").  At the option of the Noteholders, the Convertible Notes could be converted into shares of the Company's Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Convertible Notes contained anti-dilution provisions. Aggregated accrued interest on the Notes through September 30, 2011 was $5,696. As more fully described in RECENT EVENTS herein, on October 18, 2011, the Company and the Noteholders entered into Debt Exchange Agreements in which the principal amount of the Convertible Notes was converted and accrued interest totaling approximately $6,300 was forgiven and will be reported as other income in the fourth quarter of 2011.  Pursuant to the terms thereof, an aggregate of 20,000,000 shares of the Company's Common Stock was issued to the Noteholders and their assigns.

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

Recent Events

Agreement and Plan of Merger with VitaMedMD, LLC

The Company entered into a Merger Agreement by and among VitaMed and VitaMed Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company ("Merger Sub"), pursuant to which the Company would acquire 100% of VitaMed. The acquisition was accomplished by the merger of Merger Sub with and into VitaMed with VitaMed being the surviving limited liability company (the "Merger") in accordance with the Limited Liability Company Act of the State of Delaware.  The Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware on October 4, 2011 (the "Effective Time").

In preparation of and prior to the closing of the Merger Agreement, the Company completed the following required corporate actions with an effective date of October 3, 2011:

•	a reverse split of its outstanding shares of Common Stock on a ratio of 1 for 100 (the "Reverse Split"),
•	an increase of its authorized shares of Common Stock to 250,000,000,
•	a change in the name of the Company to TherapeuticsMD, Inc., and
•	an amendment to the Company's Long Term Incentive Compensation Plan ("LTIP") to increase the authorized shares for issuance thereunder to 25,000,000.

Exchange of Securities through the Merger Agreement

At the Effective Time, all outstanding membership units of VitaMed (the "Units") were exchanged for shares of the Company's Common Stock. In addition, all outstanding VitaMed options ("Options") and VitaMed warrants ("Warrants") were exchanged and converted into options and warrants for the purchase of the Company's Common Stock ("Company Options" and "Company Warrants").  All Units, Options and Warrants were exchanged on a pro-rata basis for shares or a right to acquire shares of the Company's Common Stock at a ratio of 1.227425 to 1 (the "Conversion Ratio").   Pursuant to the Conversion Ratio, the Company subsequently (i) issued 58,407,331 shares of the Company's Common Stock in exchange for the outstanding Units, (ii) issued Company Options under the LTIP for the purchase of an aggregate of 10,119,795 shares of the Company's Common Stock (of which a Company Option for 3,069 shares was subsequently cancelled due to termination of employment), (iii) issued Company Warrants for the purchase of an aggregate of 859,203 shares of the Company's Common Stock, and (iv) reserved 613,710 shares of the Company's Common Stock in connection with the Company's assumption of VitaMed's obligation to subsequently issue Warrants to affiliates in consideration for their guarantee of a bank loan for the benefit of VitaMed (the "Reserved Warrants").  The Reserved Warrants will be issued to certain officers and directors of the Company once they are earned.

Change in Officers and Directors Pursuant to Merger Agreement

In connection with the Merger, the sole director serving on the Company's Board of Directors immediately prior to the Merger resigned and the following individuals were elected as directors:

Robert G. Finizio, Chairman
John C.K. Milligan
Brian Bernick, M.D.

In addition, the sole officer of the Company immediately prior to the Merger resigned and the following individuals were named as officers:

Robert G. Finizio	Chief Executive Officer
John C.K. Milligan	President, Secretary
Daniel A. Cartwright	Chief Financial Officer, Vice President Finance, Treasurer
Mitchell Krassan	Executive Vice President, Chief Strategy Officer

The above officers hold the same positions in VitaMed. Officers serve at the pleasure of the Company's Board of Directors.

Change in Control Pursuant to Merger Agreement

As previously mentioned herein, pursuant to the Closing of the Merger, the Company issued 58,407,331 shares of its Common Stock to the members of VitaMed in exchange for 100% of their ownership thereof.  Prior to the subject Merger, the members of VitaMed owned no shares of the Company. After giving effect to (i) the Reverse Split and (ii) the issuance of the Company's Common Stock in exchange for all of the outstanding units of VitaMed, there were 58,573,187 shares of the Company's Common Stock issued and outstanding after the Merger.

Securities Issued Pursuant to Stock Purchase Agreement with Pernix Therapeutics, LLC

On September 8, 2011, the Company entered into a Stock Purchase Agreement with Pernix Therapeutics, LLC, a Louisiana limited liability company ("Pernix").  Pursuant to the terms of the Stock Purchase Agreement, Pernix agreed to purchase 2,631,579 shares of the Company's Common Stock (the "Shares") at a purchase price of $0.38 per share for a total purchase price of $1,000,000 ("Purchase Price").  The closing of the Stock Purchase Agreement took place on October 5, 2011 wherein Pernix wired the Purchase Price for the benefit of the Company to VitaMed and the Company issued the Shares.

In connection with the Stock Purchase Agreement, the Company and Pernix entered into a Lock-Up Agreement of even date therewith, which, among other things, restricts the sale, assignment, transfer, encumbrance and other disposition of the Shares issued to Pernix.  Pursuant to the terms of the Lock-Up Agreement, Pernix agreed that for a period of twelve (12) months from the date of the Lock-Up Agreement, it would not make or cause any sale of the Shares (the "Lock-Up Period").  After the completion of the Lock-Up Period, Pernix agreed not to sell or dispose of more than five percent (5%) of the Shares per quarter for the following twelve (12) month period.

The foregoing descriptions of the Stock Purchase Agreement and Lock-Up Agreement are qualified, in their entirety, by reference to each agreement, copies of which were attached as exhibits to the Current Report on Form 8-K filed with the Commission on September 14, 2011, which filing and exhibits are incorporated by reference.

Debt Conversion Agreements with Energy Capital, LLC and First Conquest Investment Group, LLC

As previously reported, during 2009, a non-affiliate business consultant ("Consultant") provided consulting services to the Company in the amount of $210,000 (the "Debt").  The Company issued the Consultant a demand promissory note for $210,000 dated November 9, 2010 (the "November 2010 Note") which was subsequently assigned to unaffiliated entities ("Noteholders").  On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the "Convertible Notes").  The Convertible Notes were due on demand any time after sixty (60) days from the date of issuance (the "Maturity Date").  At the option of the Noteholders, the Convertible Notes could be converted into shares of the Company's Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Convertible Notes contained anti-dilution provisions.  Aggregated accrued interest on the Notes through September 30, 2011 was $5,696.

On October 18, 2011, the Company and the Noteholders entered into Debt Exchange Agreements in which the principal amount of the Convertible Notes was converted and accrued interest of approximately $6,300 was forgiven and will be reported as other income in the fourth quarter of 2011.  Pursuant to the terms thereof, an aggregate of 20,000,000 shares of the Company's Common Stock was issued to the Noteholders and their assigns. After the issuance, the Company had 81,204,766 shares of its Common Stock issued and outstanding.

The foregoing descriptions of the Convertible Notes and the Debt Conversion Agreements are qualified, in entirety, by reference to the each agreement, copies of which were attached as exhibits to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2011, which filings and exhibits are incorporated herein by reference.

Consulting Agreement with Lang Naturals, Inc.

On October 21, 2011, the Company and VitaMed entered into a Consulting Agreement (the "Agreement") with Lang Naturals, Inc., the primary product manufacturer of VitaMed ("Lang"). Under the two-year Agreement, a Lang representative will help evaluate improvements to existing products and new products as well as services including but not limited to research, design, compliance, scientific and regulatory affairs and commercialization of products.  The compensation paid to Lang included the issuance of a ten-year Warrant for the purchase of 800,000 shares of the Company's Common Stock which vested immediately upon issuance.  In conjunction with the Warrant, Lang executed a Lock-Up Agreement under which Lang agreed that for a period of eighteen (18) months thereafter, Lang would not make or cause any sale of the Company's securities.  The Consulting Agreement, Warrant and Lock-Up Agreement were attached as exhibits to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2011, which filing and exhibits are incorporated herein by reference.

 Issuance of Options

On October 21, 2011, the Company issued Non-Qualified Stock Options ("Options") pursuant to the LTIP to employees for the purchase of an aggregate of 385,000 shares of the Company's Common Stock with a fair value of $68,145.  One ten-year Option for the purchase of 50,000 shares vests at the rate of 2,083.33 shares per month over a 24-month period and has an exercise price of $0.38 per share.  The remaining ten-year Options vest annually over a 48-month period and have an exercise price of $0.38 per share, including an Option for the purchase of 300,000 shares granted to the Company's Chief Financial Officer, Daniel A. Cartwright.  The valuation methodology used to determine the fair value of the Options was the Black-Scholes-Merton option-pricing model ("Black-Scholes Model"), an acceptable model in accordance with ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Options.  The Options were valued on the date of the grant using a term of three (3) years; volatility of 71.12%; risk free rate of 0.46%; and a dividend yield of 0%.

Issuance of Warrants

On October 21, 2011, the Company issued Common Stock Purchase Warrants ("Warrants") for the purchase of an aggregate of 1,584,211 shares of the Company's Common Stock with an exercise price of $0.38 per share as listed below.  The valuation methodology used to determine the fair value of the Warrants was the Black-Scholes Model as defined above.

(a)     The Company's Chief Financial Officer, Daniel A. Cartwright, received a ten-year Warrant for the purchase of 600,000 shares of the Company's Common Stock that vest monthly over a 44-month period with a fair value of $172,200.  The Warrant was valued on the date of the grant using a term of ten (10) years; volatility of 68.99%; risk free rate of 2.23%; and a dividend yield of 0%.

(b)     As discussed above, Lang received a ten-year Warrant for the purchase of 800,000 shares of the Company's Common Stock which vested immediately upon issuance with a fair value of $229,600. The Warrant was issued as compensation relating to a two-year Consulting Agreement with the Company. In conjunction with the issuance of the Warrant, Lang executed a Lock-Up Agreement.  The Warrant was valued on the date of the grant using a term of ten (10) years; volatility of 68.99%; risk free rate of 2.23%; and a dividend yield of 0%.

(c)     A non-affiliate received a five-year Warrant for the purchase of 184,211  shares of the Company's Common Stock which vested immediately upon issuance with a fair value of $42,921. The Warrant was issued as commission for introduction of a funding source.  The Warrant was valued on the date of the grant using a term of five (5) years; volatility of 75.72%; risk free rate of 1.08%; and a dividend yield of 0%.

Software Licensing Agreement with Pernix

On November 3, 2011, the Company and VitaMed entered into a Software License Agreement ("License Agreement") with Pernix relative to VitaMed's patent pending OPERA™ system (Ongoing Physician, Payor and Patient Evaluation Reporting and Analysis). Under the terms of the License Agreement, Pernix will have the exclusive use for a period of five years of the OPERA™ system software in the field of pediatric medicine for a monthly fee of $21,700.

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

The following information presents the results of operations for the Company's continuing operations through for the three month periods ended September 30, 2011 and 2010.  As outlined in Recent Events herein, the Company closed a Merger Agreement with VitaMed on October 4, 2011. For more information, see NOTE H – SUBSEQUENT EVENTS, UNAUDITED CONDENSED CONSOLIDATED PRO-FORMA FINANCIAL STATEMENTS in the accompanying condensed consolidated financial statements. The unaudited pro-forma consolidated statement of operations for the nine months ended September 30, 2011 and the year ended December 31, 2010 gives effect as if the Merger had occurred at the beginning of the period.  The unaudited pro-forma consolidated balance sheet of September 30, 2011 assumes gives effect as if the Merger had occurred on September 30, 2011.

CONTINUING OPERATIONS OF THERAPEUTICS

Results for the three month periods ended September 30, 2011 and 2010

Revenues

The Company had revenues totaling $2,100 and $0 from continuing operations during the three month periods ended September 30, 2011 or 2010, respectively.

General and Administration

The Company's general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the three month period ended September 30, 2011 were $64,594 compared to $66,944 for the three month period ended September 30, 2010.  The decrease was largely the result of terminated consulting fee arrangements associated with investor and public relations partially offset by increases in legal and accounting costs.

Other Expenses

The Company's interest expense for the three month period ended September 30, 2011 was $11,732 compared to $55,587 for the same period in 2010.  The decrease in interest expense was primarily the result of the elimination of certain note obligations and related interest expense of the July 30, 2010 payoff of the April 1, 2010 Secured Promissory Note to Seatac Digital Resources, Inc. through the transfer of America's Minority Network, Inc. (as described above) partially offset by interest accrued on the March 2011 Note due to the Company's major shareholder.

Results for the nine month periods ended September 30, 2011 and 2010

Revenues and Network Operating Costs

The Company had revenues totaling $2,100 and $0 from continuing operations during nine month periods ended September 30, 2011 or 2010, respectively.

General and Administration

The Company's general and administrative expenses consist of accounting and administrative costs, professional fees and other general corporate expenses.  General and administrative expenses for the nine month period ended September 30, 2011 were $164,933 compared to $263,654 for the nine month period ended September 30, 2010.  The decrease was largely the result of terminated consulting fee arrangements associated with investor and public relations partially offset by increases in legal and accounting costs.

Other Expenses

The Company's interest expense for the nine month period ended September 30, 2011 was $19,097 compared to $64,086 for the same period in 2010.  The decrease in interest expense was primarily the result of the elimination of certain note obligations and related interest expense of the July 30, 2010 payoff of the April 1, 2010 Secured Promissory Note to Seatac Digital Resources, Inc. through the transfer of America's Minority Network, Inc. (as described above) partially offset by interest accrued on the March 2011 Note due to the Company's major shareholder.

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

Spectrum Health Network, Inc.

	July 1, 2010 through September 30, 2010	June 11, 2010 through September 30, 2010

Operating revenues	$22,120	$27,854
Operating expenses:
Operating costs	32,625	39,568
General and administration	15,326	22,964
Depreciation and amortization	29,909	38,642
Total operating expense	77,860	101,174
Loss from discontinued operations	$(55,740)	$(73,320)

Summarized financial information for discontinued operations for the period January 1, 2011 through February 14, 2011 is as follows:

Operating revenues	$12,573
Operating expenses:
Operating costs	16,356
General and administration	32,989
Depreciation	9,819
Total operating expense	59,164
Loss from discontinued operations	$(46,591)

America's Minority Health Network, Inc.

On July 31, 2010, America's Minority Health Network was released to Seatac (as described above), and was not a subsidiary of the Company during the three and nine months ended September 30, 2011, therefore no comparative information is available.  However, the results for each respective period in 2010 are listed below.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Operating revenues	$16,382	$60,645
Operating expenses:
Operating costs	12,267	81,084
General and administration	7067	101,673
Sales and marketing	25,330	168,544
Depreciation and amortization	23,189	145,974
Total operating expense	67,853	497,275
Other expense
Interest expense	-0-	(8,531)
Total other income and (expense)	-0-	(8,531)
Loss from discontinued operations	$(51,471)	$(445,161)

Liquidity and Capital Resources

At September 30, 2011, the Company’s cash balance was $4,238. Outstanding liabilities as of September 30, 2011 totaled $437,046 including $164,809 in a note payable and accrued interest due to a related party. The Company’s working capital deficit as of September 30, 2011 was $429,709.

As discussed in Recent Events, the Company closed the Merger Agreement with VitaMed on October 4, 2011 and the operation of VitaMed became the Company's primary focus.  VitaMed began its business in 2008 and has not yet attained a level of revenue to allow it to meet its current overhead. The Company's management does not contemplate attaining profitable operations until late 2013, nor is there any assurance that such an operating level can ever be achieved. The Company will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that it can achieve a level of revenue adequate to support its cost structure, none of which can be assured.  Management believes that the Company will need approximately $5 million over the next twelve months.  While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to Robert G. Finizio, the Company's Chief Executive Officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Mr. Finizio and Daniel A. Cartwright, currently serving as the Company's Chief Executive Officer and Chief Financial Officer respectively, evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, they concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms. During the most recently completed nine-month period ended September 30, 2011, there has been no significant change in the Company's internal control over financial reporting that has affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Changes in Internal Controls

During the nine months ended September 30, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exh.	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America's Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger by and among AMHN, Inc., VitaMedMD, LLC and VitaMed Acquisition, LLC(9)
3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(4)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America's Minority Health Network, Inc. (5)
3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada(6)
3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada(6)
3.6	August 3, 2010	Certificate of Amendment and Restatement to the Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)
3.7	n/a	Bylaws for the State of Nevada(7)
10.1	November 9, 2010	Promissory Note to Philip M. Cohen for $210,000(8)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(8)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(8)
10.4	May 7, 2011	Sales Representation Agreement with Mann Equity, LLC(8)
10.5	July 9, 2011	Lease Agreement(10)
10.6	September 8, 2011	Stock Purchase Agreement between the Company and Pernix Therapeutics, LLC(10)
10.7	September 8, 2011	Lock-Up Agreement between the Company and Pernix Therapeutics, LLC(10)
10.8	October 18, 2011	Debt Conversion Agreement with Energy Capital, LLC(11)
10.9	October 18, 2011	Debt Conversion Agreement with First Conquest Investment Group, LLC(11)
10.10	October 21, 2011	Consulting Agreement with Lang Naturals, Inc. (11)
10.11	October 21, 2011	Warrant to Lang Naturals, Inc. (11)
10.12	October 21, 2011	Lock-Up Agreement with Lang Naturals, Inc. (11)
10.13	November 3, 2011	Software License Agreement with Pernix Therapeutics, LLC*
31.1	November 7, 2011	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	November 7, 2011	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	November 7, 2011	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	November 7, 2011	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________________
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to Form 10-Q for quarter ending June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Form 10-Q for quarter ending March 30, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference.
(9)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 12, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference.
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 7, 2011

TherapeuticsMD, INC.

	By:	/s/ Robert G. Finizio
Robert Finizio
Chief Executive Officer

	By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer