Form 10-K
period 2011-12-31
TherapeuticsMD, Inc.
filed 2012-03-27
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.: 000-16731

THERAPEUTICSMD, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0233535
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

951 Broken Sound Parkway NW #320, Boca Raton, FL 33487
(Address of principal executive offices)

Registrant’s telephone number, including area code: (561) 961-1911

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

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $42,509. (This calculation is based on historical data at June 30, 2011 and has not been adjusted relative to the subsequent reverse stock split effective October 3, 2011.) For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 23, 2012 was 84,608,826.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “Therapeutics,” or “our Company” refers to TherapeuticsMD™, Inc., a Nevada corporation, together with its wholly owned subsidiary, vitaMedMD®, LLC, a Delaware limited liability company (“VitaMed”). Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our subsidiary, VitaMed.

PART I

ITEM 1.	BUSINESS.

Corporate Overview and History of Therapeutics

TherapeuticsMD, Inc. was incorporated in Utah in 1907 under the name Croff Mining Company. The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, Croff’s operations consisted entirely of oil and natural gas leases. Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level although it continued to file reports required under the Exchange Act. As a result of the spin-off, Croff was a “shell company” under the rules of the Securities and Exchange Commission (the “Commission”). In July 2009, the Company (i) closed a transaction to acquire America’s Minority Health Network, Inc. as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former shareholders of America’s Minority Health Network, Inc. acquired control of the Company. On September 14, 2009, the Company changed its name to AMHN, Inc. On June 11, 2010, the Company closed a transaction to acquire Spectrum Health Network, Inc. as a wholly owned subsidiary. On July 20, 2010, the Company filed Articles of Conversion and Articles of Incorporation to redomicile in the State of Nevada and changed the par value of its shares of capital stock to $0.001 per share. On July 31, 2010, the Company transferred the assets of America’s Minority Health Network, Inc. to a secured noteholder in exchange for the satisfaction of certain debt associated therewith. On February 15, 2011, the Company transferred the assets of Spectrum Health Network, Inc. to a secured noteholder in exchange for the satisfaction of debt associated therewith and in exchange for an Exclusive Licensing, Distribution and Advertising Sales Agreement (“Licensing Agreement”) under which the Company subsequently sold subscription services and advertising on the Spectrum Health Network for commissions.

On August 3, 2011 (with an effective date of October 3, 2011), in anticipation of closing the Merger (as defined and described below), the Company filed Amended and Restated Articles of Incorporation to change its name to TherapeuticsMD, Inc. and to increase the shares of Common Stock authorized for issuance to 250,000,000. On October 4, 2011, the Company closed the Merger with vitaMedMD, LLC, a Delaware limited liability company (“VitaMed”). As of December 31, 2011, Company management determined that VitaMed would become the sole focus of the Company and services previously performed relative to the aforementioned Licensing Agreement were discontinued. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our newly-acquired wholly owned subsidiary, VitaMed.

The Company maintains a website at www.therapeuticsmd.com.

Agreement and Plan of Merger with VitaMed

On July 18, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among VitaMed and VitaMed Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which the Company would acquire 100% of VitaMed. The acquisition was accomplished by the merger of Merger Sub with and into VitaMed with VitaMed being the surviving limited liability company (the “Merger”) in accordance with the Limited Liability Company Act of the State of Delaware. The Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware on October 4, 2011 (the “Effective Time”).

In preparation of and prior to the closing of the Merger, the Company completed the following required corporate actions with an effective date of October 3, 2011:

•	a reverse split of its outstanding shares of Common Stock on a ratio of 1 for 100 (the “Reverse Split”),
•	an increase of its authorized shares of Common Stock to 250,000,000,
•	a change in the name of the Company to TherapeuticsMD, Inc., and
•	an amendment to the Company’s Long Term Incentive Compensation Plan (“LTIP”) to increase the authorized shares for issuance thereunder to 25,000,000.

At the Effective Time, all outstanding membership units of VitaMed (the “Units”) were exchanged for shares of the Company’s Common Stock. In addition, all outstanding VitaMed options (“Options”) and VitaMed warrants (“Warrants”) were exchanged and converted into options and warrants for the purchase of the Company’s Common Stock (“Company Options” and “Company Warrants”). All Units, Options and Warrants were exchanged on a pro-rata basis for shares or a right to acquire shares of the Company’s Common Stock at a ratio of 1.227425 to 1 (the “Conversion Ratio”). Pursuant to the Conversion Ratio, the Company subsequently (i) issued 58,407,331 shares of the Company’s Common Stock in exchange for the Units, (ii) reserved for issuance an aggregate of 10,119,796 shares issuable upon the exercise of Company Options, and (iii) reserved for issuance an aggregate of 1,472,916 shares issuable upon the exercise of Company Warrants.

Lock Up Agreements

As required by the Merger Agreement, a Lock Up Agreement was entered into between the Company and security holders covering the aggregate of 70,000,000 shares of the Company’s Common Stock issued pursuant to the Merger or reserved for issuance pursuant to Company Options and Company Warrants. Each security holder agreed that from the date of the Lock Up Agreement until eighteen (18) months thereafter (the “Lock-Up Period”), they would not make or cause any sale of the Company’s securities. After the completion of the Lock-Up Period, each security holder agreed not to sell or dispose of more than 2.5 percent (2.5%) of their aggregate Common Stock or shares reserved for issuance for Company Options and Company Warrants per quarter over the following twelve (12) month period (the “Dribble Out Period”). Upon the completion of the Dribble Out Period, the Lock Up Agreements shall terminate.

Change in Control Pursuant to Merger

Pursuant to the Closing of the Merger, the Company experienced a change in control upon the issuance of the 58,407,331 shares of its Common Stock to the members of VitaMed in exchange for 100% of their ownership thereof. Prior to the subject Merger, the members of VitaMed owned no shares of the Company. After giving effect to (i) the Reverse Split and (ii) the issuance of the Company’s Common Stock in exchange for all of the Units, there were 58,573,187 shares of the Company’s Common Stock issued and outstanding immediately after the Merger. In connection with the Merger, the Company’s officers and directors were reconstituted.

Issuance of Promissory Notes

On March 1, 2011, the Company entered into a Demand Promissory Note with the Company’s then majority shareholder wherein the Company could periodically borrow funds to satisfy its operational requirements. Interest accrued at 20% per annum. On October 4, 2011, this Demand Promissory Note plus accrued interest totaling $170,152 was forgiven. The forgiveness of this related party debt was included in additional paid in capital on the accompanying financial statements.

On June 1, 2011, VitaMed sold Promissory Notes (the “VitaMed Promissory Notes”) in the aggregate of $500,000 with accompanying VitaMed Warrants to purchase an aggregate of 500,000 Units (or Company Warrants to purchase an aggregate of 613,718 shares pursuant to the Conversion Ratio). The VitaMed Promissory Notes earn interest at the rate of four percent (4%) per annum and were due at the earlier of (i) the six (6) month anniversary of the date of issuance and (ii) such time as VitaMed received the proceeds of a promissory note(s) issued in an amount of not less than $1,000,000 (the “Funding”). Upon the closing of the Funding on July 18, 2011, as more fully described in the following paragraph, two of the VitaMed Promissory Notes in the aggregate of $200,000 were paid in full. By mutual agreement, the remaining VitaMed Promissory Notes in the aggregate of $300,000 were extended until the Closing of the Merger. On October 6, 2011, one of the VitaMed Promissory Notes for $50,000 was paid in full. By mutual agreement, VitaMed Promissory Notes in the aggregate of $100,000 were converted into 266,822 shares of the Company’s Common Stock at $0.38 per share, which represents fair value of the shares on the date of conversion. Other VitaMed Promissory Notes in the aggregate of $150,000 were extended to March 1, 2012. At December 31, 2011, the outstanding principle balance of the VitaMed Promissory Notes was an aggregate of $150,000. As mentioned hereinafter in FOOTNOTE M – SUBSEQUENT EVENTS, two VitaMed Promissory Notes in the aggregate of $100,000 were further extended to April 14, 2012 and one for $50,000 was further extended to June 1, 1012. The ten-year Company Warrants have an exercise price of $0.4074 per share and none have been exercised.

On July 18, 2011, VitaMed sold two Senior Secured Promissory Notes (the “Secured Notes”) in the amount of $500,000 each and also entered into a Security Agreement under which VitaMed pledged all of its assets to secure the obligation. The Secured Notes bear interest at the rate of six percent (6%) per annum, are due on the one (1) year anniversary thereof, and are convertible into shares of the Company’s Common Stock at the option of the Company. The Company may pay the Senior Secured Notes by delivering such number of shares of the Company’s Common Stock as shall be determined by dividing the outstanding principal then due and owing by the Company’s Share Price. For purposes of the Senior Secured Notes, the “Share Price” shall mean the lower of the most recent price at which the Company offered and sold shares of its Common Stock (not including any shares issued upon the exercise of options and/or warrants or upon the conversion of any convertible securities) or the five-day average closing bid price immediately preceding the date of conversion. At December 31, 2011, the outstanding principle balance of the Secured Notes was $500,000 each.

In September and October 2011, VitaMed sold Convertible Promissory Notes (the “VitaMed Convertible Notes”) in the aggregate of $534,160. The VitaMed Convertible Notes earned interest at the rate of four percent (4%) per annum and were due December 1, 2011. On November 18, 2011, the Company and the VitaMed Convertible Noteholders entered into Debt Conversion Agreements and converted the principal and accrued interest of the VitaMed Convertible Notes into 1,415,136 shares of the Company’s Common Stock at $0.38 per share which represents the fair value of the shares on the date of conversion.

In November and December, 2011, the Company sold six-percent Promissory Notes for an aggregate of $800,000 with due dates of March 1, 2012. At December 31, 2011, the outstanding principle balance of the Promissory Notes was $800,000. As mentioned hereinafter in Recent Events, these Notes were paid in full on February 24, 2012 through the issuance of Secured Promissory Notes.

In December 2011, the Company sold four-percent Promissory Notes for an aggregate of $100,000 with due dates of March 1, 2012. At December 31, 2011, the outstanding principle balance of the Promissory Notes was $100,000. As mentioned hereinafter in Recent Events, these Notes were further extended by mutual agreement to April 14, 2012.

Loan Guaranty by Affiliates

On March 7, 2011, VitaMed entered into a Business Loan Agreement and Promissory Note for a $300,000 bank line of credit (the “Bank LOC”) for which the bank required a personal guarantee and cash collateral. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed. The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012. The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012. The Bank LOC accrues interest at the rate of 2.35% and is due on March 1, 2013. At December 31, 2011, the outstanding principle balance of the Bank LOC was $300,000. In consideration for the personal guarantees and cash collateral, VitaMed issued VitaMed Warrants for an aggregate of 499,998 Units (or Company Warrants for an aggregate of 613,713 shares pursuant to the Conversion Ratio). The ten-year Company Warrants vest at the rate of an aggregate of 76,714 shares per calendar quarter end and have an exercise price of $0.2444 per share. In the event that the Bank LOC is repaid prior to being fully vested, the Company Warrants will be reissued only for the number of shares vested through the date of repayment. At March 31, 2012, an aggregate of 306,867 shares will be vested thereunder.

Agreements with Pernix Therapeutics, LLC

On October 5, 2011, the Company closed a Stock Purchase Agreement with Pernix Therapeutics, LLC, a Louisiana limited liability company (“Pernix”). Pursuant to the terms of the Stock Purchase Agreement dated September 8, 2011, Pernix agreed to purchase 2,631,579 shares of the Company’s Common Stock (the “Shares”) at a purchase price of $0.38 per share for a total purchase price of $1,000,000 (“Purchase Price”). In connection with the Stock Purchase Agreement, the Company and Pernix entered into a Lock-Up Agreement, which, among other things, restricts the sale, assignment, transfer, encumbrance and other disposition of the Shares issued to Pernix. Pursuant to the terms of the Lock-Up Agreement, Pernix agreed that for a period of twelve (12) months from the date of the Lock-Up Agreement, it would not make or cause any sale of the Shares (the “Lock-Up Period”). After the completion of the Lock-Up Period, Pernix agreed not to sell or dispose of more than five percent (5%) of the Shares per quarter for the following twelve (12) month period.

On November 3, 2011, the Company and VitaMed entered into a Software License Agreement (“License Agreement”) with Pernix relative to VitaMed’s patent pending OPERA™ system. Under the terms of the five-year License Agreement, Pernix will have the exclusive use of the OPERA™ system software in the field of pediatric medicine. Pernix has not yet required that the system software be installed and no revenues are being generated pursuant thereto.

From time to time, the Company has and will continue to enter into agreements with Pernix in the normal course of business.

Debt Conversion Agreements with Energy Capital, LLC and First Conquest Investment Group, LLC

During 2009, a non-affiliate business consultant (the “Consultant”) provided consulting services to the Company in the amount of $210,000 (the “Debt”). The Company issued the Consultant a demand promissory note for $210,000 dated November 9, 2010 (the “November 2010 Note”) which was subsequently assigned to non-affiliate entities (the “Noteholders”). On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the “Convertible Notes”). The Convertible Notes were due on demand any time after sixty (60) days from the date of issuance (the “Maturity Date”). At the option of the Noteholders, the Convertible Notes could be converted into shares of the Company’s Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share (“Conversion Price”). The Conversion Price was not subject to adjustment at any time for any future stock split, stock combination, dividend or distribution of any kind. On October 18, 2011, the Company and the Noteholders entered into Debt Conversion Agreements and converted the principal of the Convertible Notes into 20,000,000 shares of the Company’s Common Stock valued at $7,600,000. The transaction was recorded as debt settlement expense on the accompanying financial statements. Pursuant to the terms thereof, an aggregate of 20,000,000 shares of the Company’s Common Stock was issued to the Noteholders and their assigns.

Manufacturing Agreements and Consulting Agreements with Lang Naturals, Inc.

In 2008, VitaMed entered into a product sales agreement with Lang Naturals, Inc. (“Lang”) pursuant to which Lang and VitaMed agreed that Lang would manufacture approximately 90% of VitaMed’s product needs. This product sales agreement was in the ordinary course of VitaMed’s business and was subsequently amended to include new products as they became available for manufacture by Lang (the “Manufacturing Agreements”). VitaMed believes that the contracted rates with Lang are at or below current market rates. In conjunction with arrangements under the Manufacturing Agreements, VitaMed and Lang entered into a Confidentiality Agreement on July 22, 2008. Pursuant to the terms of the Manufacturing Agreements, Lang provided financing terms to VitaMed for product inventory to be manufactured. On September 20, 2011, VitaMed and Lang executed a Financing Agreement (“Lang Financing Agreement”) pursuant to which Lang offered VitaMed special financing terms relative to certain products. Under the Lang Financing Agreement, VitaMed received from Lang an increase in its normal credit limit from $250,000 to $325,000 plus an additional special credit limit of $700,000. Pursuant to a Confidential Treatment Request filed with the Commission, a redacted version of the Lang Financing Agreement was filed as an exhibit to the Company’s Form 8-K/A, Amendment No. 3, filed with the Commission on December 9, 2011.

On July 21, 2011, VitaMed entered into a one-year Consulting Agreement with Lang, wherein Lang would assist in the design, development and distribution efforts of VitaMed’s initial product offering. As compensation, Lang was issued a VitaMed Warrant for the purchase of 200,000 shares (or a Company Warrant for 245,485 shares pursuant to the Conversion Ratio). The five-year Company Warrant has an exercise price of $.407357 per share and vested immediately upon issuance. No shares under the Company Warrant have been exercised. In connection with the Company Warrant, Lang executed a Lock-Up Agreement.

On October 23, 2011, the Company and VitaMed entered into a two-year Consulting Agreement (the “Agreement”) with Lang wherein a Lang representative will help evaluate improvements to existing products and new products as well as services including, but not limited to, research, design, compliance, scientific and regulatory affairs and commercialization of products. As compensation, Lang was issued a Company Warrant for the purchase of 800,000 shares. The ten-year Company Warrant has an exercise price of $0.38 per share and vested immediately upon issuance. No shares under the Company Warrant have been exercised. In connection with the Company Warrant, Lang executed a Lock-Up Agreement.

Overview of Business and Industry of VitaMed

VitaMed is a specialty pharmaceutical company organized as a limited liability company in the State of Delaware on May 13, 2008. VitaMed is focused on providing the highest quality products to the women’s health market. Our national sales force that calls on physicians and pharmacies is enhanced by our patent-pending technology and business methodology. This combination allows us to market both over-the-counter (“OTC”) and prescription nutritional supplements, drugs, medical foods and other medical products through pharmacies and our web-site with the recommendation of physicians by creating a unique value propositions for patients, physician/providers and insurance payors.

In the early part of 2009, we completed formulation of our first products, a prenatal multivitamin and a vegan docosahexaenoic acid (“DHA”) supplement and introduced the product to the market in June 2009 with sales primarily in South Florida. In September 2010, we achieved a milestone of $1 million in total sales and had begun to expand our sales force nationally and currently have product sales into 46 states. Our product line has been expanded to ten core products and our new product development continues to focus on the women’s health market. As we continue our product development efforts for both new products and refinements to existing products, we are also seeking proprietary ingredients and formulations that can be exclusively licensed or patented for use in women’s healthcare that will further differentiate our products from the competition.

VitaMed’s NAICS code is 325411 – Medicinal and botanical manufacturing; its primary SIC code is 2833 – Medicinal Chemicals and Botanical Products. We maintain websites at www.vitamedmd.com and www.vitamedmdrx.com.

Overview of Industry and Market

Healthcare and Pharmaceutical Market

According to statistics compiled by Kaiser Family Foundation, a non-profit foundation focusing on the major healthcare issues facing the United States, healthcare expenditures were approximately $2.6 trillion in 2010 (or 17.9% of our nation’s economy or Gross Domestic Product (GDP)), up from 7.2% of GDP in 1970 and 12.5% of GDP in 1990. In 2010, healthcare spending in the U.S. averaged $8,402 per person.

Recently, healthcare reimbursements by Medicare and Medicaid have been reduced to accommodate federal and state budget deficits. This change in physician reimbursement has had an adverse financial impact on physicians in that the costs associated with administration of a medical practice have exceeded the revenues received from providing services to patients. Moreover, as healthcare becomes increasingly consumer driven, patients are seeking more information, control and convenience which place additional time and financial pressures on physicians. These changes have prompted many physicians in the United States to search for tools and solutions to improve practice efficiency and increase revenue.

Pharmaceuticals are a major cost driver in U.S. healthcare. In a report issued by Centers for Medicare and Medicaid Services (“CMS”), the total national spending on prescription drugs, both private and public, from retail outlets reached $259 billion in 2010, or real per capita spending of $806. In 2010, prescription drugs accounted for approximately ten percent of all national healthcare spending. Total national spending on prescription drugs, both private and public, from retail outlets “increased on average by about 10 percent a year from 1998 through 2009 — faster than the average 6.7 percent a year increase in total U.S. health expenditures for the same period.”

Women’s Health Market

The U. S. Census Bureau projects that there were approximately 150 million women and 146 million men living in the U.S. in 2010. Women are major consumers of health care services, negotiating not only their own complex health care but often managing care for their family members as well. Their reproductive health needs, greater rates of health problems and longer life spans as compared with men make women’s relationships with the health care system complex.

U.S. Dietary Supplement Market

According to a survey conducted by Ipsos-Public Affairs for the Council for Responsible Nutrition, 65% of U.S. adults used dietary supplements in 2010. According to the 2009 U.S. Nutrition Industry Overview by the Nutrition Business Journal (NBJ), a division of Penton Media, Inc. that provides strategic market and competitive analysis of the global nutrition industry, U.S. sales of dietary supplements (including vitamins, herbs, meal supplements, sports nutrition and specialty supplements) grew 6.0% to $26.9 billion in 2009. NBJ is forecasting U.S. sales of dietary supplements to grow at a rate of 6.0% per year for the next four years reaching $34 billion by 2013. Steady growth reflects customers’ purchases of these natural products to protect their health and ward off more expensive medical visits and prescription drugs. The dietary supplement industry is highly fragmented with products sold through multiple channels including retailers such as mass merchants, grocery stores, drug stores and specialty retailers, direct mail, catalogs, multi-level marketers and the Internet. U.S. sales of dietary supplements through the Internet grew significantly faster than the overall category increasing approximately 18% in 2009 to $1.2 billion and accounted for an estimated 4.3% of the total U.S. dietary supplement category. According to the NBJ 2010 Direct-to-Consumer Selling Report, Internet sales of dietary supplements are expected to grow at an 18% compound annual growth rate (CAGR) over the next four years, reaching $2.3 billion by 2013.

The market for supplements in the women’s health market is estimated at $2 billion annually. A common misperception by healthcare providers is that prescription Nutrition and Medical Foods (i.e., prenatal vitamins) are drugs that require approval of and fall under the drug manufacturing standards of the U.S. Food and Drug Administration (“FDA”). The fact is that prescription nutritional products are dietary supplements, NOT drugs, even though they may be dispensed through a pharmacy to fulfill a doctor’s prescription. Our business model is designed to transform this large market currently burdened by unnecessary costs and inefficiencies.

Our Business Model

VitaMed is a specialty pharmaceutical company focused on providing the highest quality products to the women’s health market. Our national sales force that calls on physicians and pharmacies is enhanced by our patent-pending technology and business methodology. This combination allows us to market both OTC and prescription nutritional supplements, drugs, medical foods and other medical products through pharmacies and our web-site with the recommendation of physicians. Our business model creates a unique value proposition for patients, physicians/providers and payors by attacking inefficiencies in the current system in order to provide better outcomes for all.

At the core of our business model is our patent-pending information technology platform, OPERA™. This technology allows us to collect critical data from various sources for our continuous evaluation and analysis. This transformation of data is what allows us to provide significant value to patients, providers and payors by focusing on customer satisfaction and service, product strategy and development, market intelligence and Phase IV drug studies. (Phase IV trial is also known as post-marketing surveillance trial. Phase IV trials involve the safety surveillance and ongoing technical support of a drug after it receives permission to be sold. Phase IV studies may be required by regulatory authorities or may be undertaken by the sponsoring company for competitive or other reasons.)

As healthcare becomes increasingly consumer driven, patients are seeking more information, control and convenience which place additional time and financial pressures on physicians. Physicians are looking for improved ways to provide better service to their patients. A recent study by IMS Health Incorporated, the leading provider of information services for the healthcare industry, concludes that physicians desire fewer but more encompassing relationships with companies that can provide more valuable information, deliver more relevant services, and better respond to specific needs of their practice and patients. We meet this challenge by focusing on the opportunities in women’s health, specifically the OB/GYN market, to provide a better customer experience for physician and patient.

Our business model is designed to achieve better outcomes for patient, physician and payor.

•
We offer the highest quality products and incorporate patented ingredients like Quatrefolic® acid, chelated iron and life’s DHA™ into our formulations while maintaining value pricing. This results in greater patient acceptance and satisfaction of our products versus the competition.

•	We consistently improve our existing products and develop new products to generate additional revenue through our existing sales channels.

•
We are able to show physician practices that by recommending our products, their practices are able to realize office efficiencies and cost savings over prescribing competing products. In addition, physicians are able to offer alternatives to patients that meet the patient’s individual nutritional and financial requirements.

•
Through the use of our data collection, we are able to provide physician practices and payors with statistics and data that show they have helped reduce the cost of patient care and improved patient compliance.

•	Physician practices that choose to dispense our OTC products directly to their patients through their offices earn revenue from the sale of the products.

•	Our statistical data indicates that our direct interaction with patients through supplemental patient education achieves a high level of patient compliance.

•	Improved patient education, a high level of patient compliance and reduced cost of products all result in lower cost of care for payors and improved outcomes for patients.

Sales Strategy

Although our national sales force is similar to that of a traditional pharmaceutical company in that sales representatives are calling on OB/GYN practices to provide education and sampling, our sales representatives are more customer centric in their sales approach. Our sales representatives offer physicians more than just differences in our products from the competition; they are able to offer an array of partnering opportunities to promote efficiency and cost savings. Our OPERA technology allows us to collect and analyze critical data from various inputs allowing us to provide significant value to patients, providers and payors.

Our national rollout strategy is to focus first on the largest metropolitan areas in the United States. In order to accelerate the sales ramp in a new territory, we employ a national sales/large practice sales effort to identify key practices in new or expanding markets. Concurrent with our provider sales effort, we work with both commercial insurance and Medicaid insurance payors for partnerships in which the payor can support the recommendation of our products for the benefit of patient, physician and payor with an end result of providing better outcomes for all three constituents.

At the forefront of our sales approach is the philosophy that the physician should recommend products based only on what is best for their patient. In general, a better outcome is achieved by providing patients with the best products and care at the best value. Having an assortment of high quality product options that can be recommended by both the physician and payor is the foundation of providing valuable options to the patient.

Our Products

Our vitaMedMD™ brand includes a full range of products targeted for women’s health and associated with pregnancy, child birth, nursing, post birth and menopause. Our OTC product line available through our website includes prenatal vitamins, DHA, iron supplements, calcium supplements, Vitamin D supplements, women’s multivitamins, natural (non-hormonal) menopause relief, and scar reduction creams. In March 2012, we launched our first prescription-only prenatal vitamin, vitaMedMD™ Plus Rx, and plan to launch our second prescription-only prenatal vitamin, vitaMedMD™ One Rx, in April 2012. Our product line is detailed below.

vitaMedMD™ Plus (Prenatal Women’s Multi-vitamin + DHA (Combo Pack))

vitaMedMD™ Plus Prenatal Multi-Vitamin + DHA is a two pill combo pack that contains a complete multivitamin with 18 essential vitamins and minerals and 300 mg of life’s DHA™ (a trademarked product of Martek Bioscience Corporation). Uniquely, it is a 100% Vegetarian and Vegan and Kosher Certified. Based on the latest medical and scientific research, we have optimized many of the forms and nutrients found in our latest version. All minerals, including Iron, Zinc, Selenium, Copper, Manganese and Molybdenum are chelated to improve absorption and tolerability. The citrus-flavored tablet is small and easy to swallow. The fact that the DHA is plant based (most DHA comes from fish-based sources) is important to many pregnant women due to concerns over contamination and taste of fish-based DHA.

vitaMedMD™ One

vitaMedMD™ One is a single dose daily multivitamin that provides 14 vitamins, minerals and 200 mg of vegetarian, plant-pure life’s DHA™ which is 100% fish-free with no ocean-borne contaminants (mercury or PCBs Each convenient, easy-to-swallow softgel also features 975 mcg of Folic Acid with Vitamin C, chelated Iron and Zinc.

vitaMedMD™ Plus Rx (available by prescription only)

vitaMedMD™ Plus Rx is a prescription-only product with a single-dose combo-pack containing one prenatal vitamin tablet with Quatrefolic® Acid, a fourth generation folate, and one life’s DHA™ capsule. (Quatrefolic® is a registered trademark of Gnosis S.P.A.) All minerals, including Zinc, Selenium, Copper, Manganese and Molybdenum are chelated to improve absorption and tolerability. The citrus-flavored tablet is small and easy to swallow. The fact that the DHA is plant based (most DHA comes from fish-based sources) is important to many pregnant women due to concerns over contamination and taste of fish-based DHA.

vitaMedMD™ One Rx (available by prescription only in April 2012)

vitaMedMD™ Plus Rx is a prescription-only product with a single-dose daily multivitamin containing Quatrefolic Acid, a fourth generation folate, and 200 mg of vegetarian, plant-pure life’s DHA which is 100% fish-free with no ocean-borne contaminants (mercury and PCSs). Each convenient, easy-to-swallow softgel also features Vitamin C, chelated Iron and Zinc.

vitaMedMD™ Iron-150

vitaMedMD™ Iron-150 is a doctor-recommended iron replacement supplement with a unique 3-weeks-on/1-week-off dosing schedule that helps maximize absorption and enhances tolerability. It is formulated with 150 mg of chelated Iron to help improve tolerability and limit typical side effects associated with iron replacements. Each easy-to-swallow single tablet serving also includes 800 mcg of Folic Acid, plus Vitamins C and E, and Succinic Acid to aid in absorption.

vitaMedMD™ Menopause Relief with Lifenol® Plus Bone Support

vitaMedMD™ Menopause Relief with Lifenol Plus Bone Support offers a natural solution for hot flashes, night sweats and mood disturbances. Each single tablet dosage delivers 120 mg of Lifenol®, a patented, well-studied female hops extract recognized for its potency and support in alleviating hot flashes, plus Black Cohosh and plant phytoestrogens. It also includes Calcium as Calcium Citrate and Vitamin D3 for added bone support. This product offers women relief from their symptoms without the risk of Hormone Replacement Therapy.

vitaMedMD™ Calcium + Vitamin D

vitaMedMD™ Calcium + Vitamin D is a doctor-formulated, dietary supplement that helps preserve beneficial levels of Calcium and Vitamin D in the body. Each convenient two tablet serving delivers the recommended dietary allowance of Calcium for most adults. This product provides 1,200 mg of Calcium as Calcium Carbonate and Calcium Citrate blend, readily absorbable and digestible, and can be taken on an empty stomach. It also includes 1,000 IU of Vitamin D3 to enhance absorption and support bone health.

vitaMedMD™ Vitamin D3 50,000 IU and Vitamin D3 1,000 IU

vitaMedMD™ Vitamin D3 50,000 IU and Vitamin D3 1,000 IU are doctor-formulated dietary supplements that help replenish and maintain beneficial levels of Vitamin D in the body. Sustaining adequate levels of Vitamin D in the body is essential to bone health, enhancing the absorption of Calcium and Phosphorus. Vitamin D3, also known as Cholecalciferol, is considered the most preferred form of Vitamin D as it is the most active form of the nutrient. vitaMedMD™ Vitamin D3 50,000 IU and Vitamin D3 1,000 IU are used in the dietary management of Vitamin D deficiency and should be used under medical supervision. vitaMedMD™ Vitamin D3 50,000 IU and Vitamin D3 1,000 IU are ideal for pregnant, breastfeeding and menopausal women needing to sustain adequate levels of Vitamin D.

vitaMedMD™ Stretch Mark Body Cream

vitaMedMD™ Stretch Mark Body Cream contains naturally-derived ingredients, including Peptides, Shea Butter, Sweet Almond Oil and Fruit Extracts, that hydrate, soothe and pamper skin to make it softer, smoother and younger-looking. It helps reduce the appearance of stretch marks, scars, and other skin irregularities; intensely hydrates and replenishes skin’s moisture; diminishes the look of fine lines and wrinkles and encourages the fading of age spots and sun spots. Backed by clinical and scientific testing, vitaMedMD™ Stretch Mark Body Cream is hypoallergenic, paraben-free and non-comedogenic.

vitaMedMD™ Scar Reduction Body Cream

vitaMedMD™ Scar Reduction Body Cream is rich in vitamins and naturally-derived extracts. Backed by independent clinical and scientific testing, it helps minimize the size and appearance of old and new scars; helps reduce scar tissue; diminish the appearance of fine line and wrinkles; and encourages the fading of age spots. It is paraben-free, non-comedogenic and hypoallergenic.

Products in Development

We recently introduced our first prescription product in March 2012 and expect to introduce our second prescription product in April 2012. Our market objective is to develop an entire suite of products that are condition specific and geared to the women’s health sector. Our focus is to introduce products in which we use propriety or patented molecules or ingredients that will differentiate our products from the competition. We currently have numerous products in development.

Our sales force has developed strong relationships and partnerships in the OB/GYN market segment to sell our current products. We have also established relationships with some of the largest OB/GYN practices in the country. By delivering additional products through the same sales channel we can leverage our already deployed assets to increase our sales and improve profitability.

Raw Materials for Our Products

All raw materials and ingredients for our proprietary products are purchased from a group of third-party suppliers specializing in raw material manufacturing, processing and specialty distribution. Our manufacturers maintain multiple supply and purchasing relationships throughout the raw materials marketplace to provide an uninterrupted supply of product to meet our manufacturing requirements.

Availability of and Dependence Upon Suppliers

We currently obtain over 90% of our products from Lang; therefore, are dependent upon them for the manufacture of most of our products. We believe the terms of our agreements with Lang are competitive with other suppliers and manufacturers. Although we anticipate continuing our relationship with Lang, we believe that we could obtain similar terms with other suppliers to provide the same services. We have experienced no difficulties in obtaining the products we need in the amounts we require and do not anticipate those issues in the future.

Manufacturing of Our Products

Our products are manufactured and regulated by the same FDA quality standards (Controls Used for Manufacturing, Processing, Packing, or Holding Dietary Supplements for FDA 21 CFR Part 110/111 CGMP Regulations (“CFR 111”)) and current good manufacturing practices (“cGMP”) as prescription nutritional therapies. In addition, we conduct two additional un-required certificates of analysis on every lot to ensure quality and we employ an outside third party to enforce rigorous quality audits.

All of our manufacturing is performed by third party manufacturers. Over 90% of our manufacturing is handled by Lang, a full-service, private label and corporate brand manufacturer specializing in premium health benefit driven™ products, including medical foods, nutritional supplements, beverages, bars, and functional foods in the dietary supplement category. Lang provides a variety of additional services to us including development processes, prototype development, raw materials sourcing, regulatory review and packaging production. At present, our relationship with Lang is excellent and we intend to continue to use them as our third party manufacturer for most of our products. In the event our relationship with Lang terminates for any reason, there are a number of other manufacturers available to us; accordingly, management is of the opinion that such termination would not have a material adverse effect on our business.

Quality Control for Our Products

A quality assurance team establishes process controls and documents and tests every stage of the manufacturing process to ensure we meet product specifications and that our finished dietary supplements contain the correct ingredients, purity, strength, and composition in compliance with FDA regulations. We test incoming raw materials and finished goods to ensure they meet or exceed FDA and U.S. Pharmacopeia standards including quantitative and qualitative assay and microbial and heavy metal contamination.

Our manufacturers’ quality and production standards are designed to meet or exceed the latest FDA regulations. To ensure the highest quality, our manufacturing operations are audited by AIB International, Inc. (“AIB”) for independent cGMP certification. AIB is an independent, not-for-profit organization that offers programs and services to augment and support the work of regulatory officials around the country, including standards development, product testing and certification, and onsite audits and inspections. The manufacturing facilities we use are also ISO 9001 certified which is a family of standards related to quality management systems and are designed to help organizations ensure they meet the needs of customers. In addition, our manufacturers are hazard analysis critical control point (“HACCP”) certified which is a systematic preventive approach for food and pharmaceutical safety that addresses physical, chemical and biological hazards as a means of prevention rather than finished product inspection.

Distribution of our Products

The Company uses a variety of distribution channels dependent upon product type. OTC products are sold directly to consumer via the Internet and phone sales and the products are shipped directly from the Company to the consumer’s home. In a few instances, the Company sells product to physicians who then sell the product directly to their patients. Our prescription products are sold to the patient directly through their pharmacy. Since the launch of our prescription products, in addition to third-party logistics providers, we use some of the same major distributors as other pharmaceutical companies including Cardinal, McKesson and AmerisourceBergen.

Customer Service

Our goal is 100% customer satisfaction by consistently delivering superior customer experiences; before, during and after the sale. To achieve this goal, we maintain a fully staffed customer care center for both inbound and outbound customer service using the most current technologies to respond to customers via incoming and outgoing calls, e-mails and live-chat. We believe our customer service initiatives allow us to establish and maintain long-term customer relationships and facilitate repeat visits and purchases.

Our fully staffed customer care center has representatives available to answer customer questions and to accept customer orders for our OTC products. Our customer care center systems provide a seamless customer experience through our toll-free telephone number, e-mail and live-chat features. Our representatives receive regular training so that they can effectively and efficiently field questions from current and prospective customers and are also trained not to answer questions that should be directed to a customer’s physician. Having a quality customer care center allows our representatives to provide an array of valuable data in the areas of sales, market research, quality assurance, lead generation and customer retention.

Our Return Policy

Customers may return or exchange our OTC products for any reason by returning the product within thirty (30) days of receipt. We will refund the entire purchase price, less shipping. The customer is responsible for the cost of returning the products to us except cases where the product is being returned because of a defect or an error made in our order fulfillment. If the purchased product exceeded a thirty-day supply, the unused product must be returned to receive the full refund. All unopened OTC products may be exchanged for different products; the customer will be responsible for the difference in price if the replacement product is more expensive or we will refund the difference if the replacement product is less expensive.

Our Quality Guarantee

We proudly stand behind the quality of our products. Our guarantee makes it easy, convenient and safe for customers to purchase our products. Under our quality guarantee we:

•	ensure the potency and quality of our vitamin products,
•	help physicians/providers and payors deliver the best possible outcomes to patients by delivering better information on patient compliance and satisfaction,
•	provide a 30-day money back guarantee for all of our OTC products, and
•	ensure a safe, secure online shopping experience through our encrypted website.

We value frequent communication with and feedback from our customers in order to continue to improve our offerings and services.

Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. Our intellectual property portfolio is one of the means by which we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, patents, trademarks and contractual restrictions to protect our products and to maintain our competitive position. We are constantly seeking ways to protect our intellectual property through registrations in relevant jurisdictions.

We have several patents pending with the U.S. Patent and Trademark Office (the “USPTO”). We intend to file additional patent applications when appropriate; however, we may not file any such applications or, if filed, the patents may not be issued. We hold numerous U.S. trademark registrations and have pending trademark applications. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark; however, it is subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We believe our patents and trademarks are valuable and provide us certain benefits in marketing our products. We intend to actively protect our patents, trademarks, trade secrets and other intellectual property.

We intend to aggressively prosecute, enforce and defend our patents, trademarks and proprietary technology. The loss, by expiration or otherwise, of any one patent may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing on validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

OPERA™ is our patent-pending information technology platform used in our business. The deployment of OPERA and the further development and deployment of related technology creates a sustainable competitive advantage that has led to our market share growth. We are currently developing additional intellectual property in the following areas:

•	OPERA business process patents
•	Physician/provider portal; a unique way to gather and share physician data
•	Mobile applications linked to the OPERA system
•	New product technologies and formulations

As we continue to develop proprietary intellectual property, we will expand our protection by applying for additional patents around the business process for OPERA and patents on future technologies, including developing mobile applications to more effectively communicate with patients. As we examine our current product offerings and new product pipeline, we are in the process of modifying and developing new formulations that will enable us to gain patent protection for these products.

Generally our nutritional product formulations are proprietary in that in designing them, we attempt to blend an optimal combination of nutrients that appear to have beneficial impact based upon scientific literature and input from physicians; however, as formal clinical studies have in most instances not been conducted by us to validate the intended health benefits of our products, we are generally prohibited by the FDA from making disease treatment and prevention claims in the promotion of our products that use these formulations.

While we seek broad coverage under our patent applications, there is always a risk that an alteration to the process may provide sufficient basis for a competitor to avoid infringement claims. In addition, patents expire and we cannot provide any assurance that any patents will be issued from our pending application or that any potentially issued patents will adequately protect our intellectual property.

Online Commerce

A vast majority of our OTC product sales are completed online. The Internet has continued to increase its influence over communication, content and commerce. According to Forrester Research, an independent research company providing advice to global leaders in business and technology, U.S. online retail sales increased 12.2% from 2010. Forrester projects online retail sales to grow at a 10% CAGR to $278.9 billion by 2015. We believe several factors will contribute to this increase including convenience, expanded range of available products and services, improved security and electronic payment technology, increased access to broadband Internet connections and widespread consumer confidence and acceptance of the Internet as a means of commerce.

Retail Commerce

The vast majority of our Rx product sales are completed through the traditional pharmacy distribution network. Although online and mail order pharmacy commerce continue to grow, the majority of products are still purchased directly by the consumer locally at traditional stores. As this segment of our business expands, we will continue to employ strategies that help us reduce inefficiencies in this channel and develop partnerships that allow our products to be differentiated from the competition.

Growth Strategy

We have exceptional opportunities to expand our business. There are five key pillars to our growth strategy:

1.
Geographic Expansion - We have experienced rapid growth in our initial sales territories (principally Florida, Texas, Southern California and Georgia). We are now expanding to additional markets and increasing our sales team. We currently have sales in 46 states and over the next 12 months, we intend to expand to 60 territories with a focus on major markets.

2.
Introduction of New Products through Existing Sales Channels – We recently introduced our first prescription product in March 2012 and expect to introduce our second prescription product in April 2012. Our full line of prenatal vitamins, including prescription and OTC products, allow us to provide a unique opportunity to enable a physician to offer each patient a product to address personal nutritional and financial needs. Through our unique offerings like eCommerce, wholesale opportunities and OPERA, we are able to develop a much stronger partnership with OB/GYN practices than in traditional pharma. This gives us the ability to bring significant new products and services to these practices. We have an aggressive pipeline of new products and are also able to offer our sales channel capability to other companies that are looking to penetrate the OB/GYN market.

3.
Large Group Practices – Due to our unique partnership offerings, we have developed strong relationships with many of the largest OB/GYN practices in America. Because of the savings and the data that come with our model, we are particularly attractive to large practices that can use this data in negotiating their contracts with insurance companies. Once the leaders of a large practice accept our model, there is rapid adoption by the other practitioners in that group.

4.
Direct to Consumer - In addition to our physician channel, we have a unique direct-to-consumer channel to drive customer retention, acquisition and revenue growth of our OTC line. Consumers that go to our website are usually sent there by a healthcare provider, so they arrive with a bias that the site is credible and believable. After their initial order, over 60% of our customers sign up for “auto-refill” so they can continue to receive the product without placing an order each month. In addition to the initial product sales, a satisfied customer provides us with continued sales opportunities throughout their life cycle which increases the overall value of each customer. The loyalty of our customer base helps build traffic revenue through social media.

We are working with both commercial insurance and Medicaid insurance payors to create relationships in which the payor can support the recommendation of our products for the benefit of patient, provider and payor with the end result of providing better outcomes for all.

The key elements of our growth strategy include (i) additions to our product line, (ii) the hiring of additional in-field sales representatives, including national sales and local sales personnel, and (iii) opening new distribution channels. Over time, we believe our growth strategy will increase net sales while maintaining or increasing our gross margins.

Competition and Our Competitive Advantage

The specialty pharmaceutical industry, including the women’s health market in which we primarily participate, is defined by rapidly advancing technologies, extreme competition and a focus on proprietary products. We face competition from numerous sources, including commercial pharmaceutical companies, pharmacy retailers, specialty retailers, on-line retailers, biotechnology organizations, academic institutions, government agencies and private and public research institutions. Our current products compete with existing and new therapies that may become available in the future.

Our competition may have larger pools of financial resources and more sophisticated expertise in research and development, manufacturing, clinical trials, regulatory pathways and marketing approved products than we do. These competitors are also recruiting and retaining exceptional sales and management personnel. Usually, competition to our currently marketed products have distinguished brand names, are distributed by large pharmaceutical companies with sizable amounts of resources and have achieved widespread acknowledgement in the healthcare market. Small or early stage companies may also prove to be serious competition, predominantly through collaborative agreements with large and established companies. We have significant experience in OTC products and just introduced our first prescription products. We intend to introduce additional prescription products in the future. With respect to FDA-approval process, we are at a competitive disadvantage to many companies with significantly more experience than we have in developing these drugs.

We believe our business model creates a unique value proposition for patients, providers and payors by eliminating much of the inefficiencies associated with the traditional sales, marketing and distribution models. We believe we compete favorably; however, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition and our response to these competitive actions, could adversely affect our profitability.

User friendly shopping experience

Our vitaMedMD.com website is designed to attract natural search traffic while providing a convenient, educational, secure and efficient shopping experience. Our website and sales collateral includes specific and detailed information about our OTC products which helps our customers make informed purchases. Our website uses secure encryption technology designed to protect our customers’ personal and credit card information and to prevent its unauthorized use. Our customer service representatives take orders and answer product and technical questions through our toll-free telephone number. Customers are also able to reach our customer service representatives via email or the live-chat feature on our website. We seek to respond within 24 hours to all email requests received between Monday and Friday. We also facilitate repeat customer orders through our Auto-ship feature.

Technology Infrastructure and Operations

Our vitaMedMD.com website is supported by a technology infrastructure designed to provide a superior customer experience, including simplicity, speed and security. We are able to monitor our website and services in real time. We also track and manage our inventory, order fulfillment, customer service and marketing through state-of-the-art technologies that allow us to integrate this data as part of our OPERA system. In summary, our technology allows us to collect critical data from various sources that we continuously evaluate and analyze. This transformation of data is what allows us to provide significant value to patients, providers and payors by focusing on the areas of customer satisfaction and service, product strategy and development, market intelligence and post marketing surveillance.

We follow rigorous industry standards to protect our internal operations and the personal information we collect from our customers. We do not sell or disclose the personal information of our customers. We continue to maintain and upgrade our technology framework to assure compliance with the high levels of security defined by the Payment Card Industry Data Security Standard, the standard created to increase controls around cardholder data to reduce credit card fraud.

We recently launched our vitaMedMDRx.com website to support our prescription prenatal vitamin division.

Government Regulation

Although our current products do not specifically require approval, we are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive acts and trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide:

•	notice to consumers of our policies on sharing non-public information with third parties;
•	advance notice of any changes to our policies, and
•	with limited exceptions, provide consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties.

The growth and demand for eCommerce could result in more stringent consumer protection laws that impose additional compliance burdens on online retailers. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

There is currently great uncertainty in many states whether or how existing laws governing issues such as property ownership, sales and other taxes, and libel and personal privacy apply to the Internet and commercial online retailers. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or a change in application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our results of operations.

All of our products are subject to extensive regulation in the U.S. The FDA enforces the Federal Food, Drug and Cosmetic Act (FDCA) and related regulations which govern the identity, purity, quality, strength, and composition of dietary supplements and regulate the formulation, manufacture, packaging, labeling, holding, sale, and distribution of dietary supplements, foods and OTC and prescription drugs, and prohibit the sale of misbranded and adulterated dietary supplements and dietary supplements that by the intention of the manufacturer or distributor or label or labeling claims are unapproved new drugs.

The Federal Trade Commission (FTC) enforces the Federal Trade Commission Act (FTCA) and related regulations which govern the advertising and advertising acts and practices associated with the promotion and sale of these products. The U.S. Postal Inspection Service enforces federal laws governing fraudulent use of the mail. Regulation of certain aspects of the dietary supplement business at the federal level is also governed by the Consumer Product Safety Commission (CPSC) (e.g., concerning the presence of adulterated substances, such as toxic levels of lead or iron, that render products unsafe for consumption and require an ordered recall), the Department of Agriculture (e.g., for products that are intended for ingestion as dietary supplements for animals) and the Environmental Protection Agency (e.g., in the methods of disposal used for certain dietary ingredients, such as colloidal silver). Federal and state anti-kickback statutes, the Ethics in Patient Referrals Act, false claims statutes and HIPPA also apply to our business.

The FDCA has been amended several times affecting provisions that concern dietary ingredients and dietary supplements, including by the Dietary Supplement Health and Education Act of 1994 (DSHEA). DSHEA formally defined what may be sold as a dietary supplement, defined statements of nutritional support and the conditions under which they may lawfully be used, and included provisions that permit the FDA to regulate manufacturing practices and labeling claims peculiar to dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances that are used to supplement the diet, as well as concentrates, constituents, extracts, metabolites, or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without having been “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” which establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. There can be no assurance that the FDA will accept evidence purporting to establish the safety of any new dietary ingredients that we may want to market and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

Increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as “illegal” under the FDCA because of the failure to file a new dietary ingredient notification or because the substance may be one found to be the subject of an investigational new drug application for which clinical trials have commenced and been publicized.

The FDA generally prohibits labeling a dietary supplement with any “health claim” (i.e., any statement associating a nutrient with prevention, but not treatment, of a disease or health-related condition), unless the claim is pre-approved by the FDA. The FDA prohibits disease treatment claims entirely when made for a dietary supplement; however, “statements of nutritional support,” including so-called “structure/function claims” are permitted to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure, function or well-being of the body, but such statements may not state that a dietary supplement will reduce the risk or incidence of a disease unless such claim has been reviewed and approved by the FDA. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. Such statements must be submitted to the FDA no later than thirty days after first marketing the product with the statement and must be accompanied by the following FDA mandated label disclaimer: “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure or prevent any disease.” There can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a “health claim.” Such a determination might prevent the use of such a claim.

Medical foods are specially formulated and intended for the dietary management of a disease that has distinctive nutritional needs that cannot be met by normal diet alone. They were defined in the Food and Drug Administration’s 1988 Orphan Drug Act Amendments and are subject to the general food and safety labeling requirements of the Federal Food, Drug, and Cosmetic Act. Medical foods are distinct from the broader category of foods for special dietary use and from traditional foods that bear a health claim. In order to be considered a medical food the product must, at a minimum:

•	be a food for oral ingestion or tube feeding (nasogastric tube);
•	be labeled for the dietary management of a specific medical disorder, disease or condition for which there are distinctive nutritional requirements; and
•	be intended to be used under medical supervision. Medical foods require a prescription from a physician.

In addition, DSHEA provides that certain “third-party literature,” such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may “in connection with the sale of a dietary supplement to consumers” be exempt from labeling regulation. However, the FDA has adopted an “intent to use” doctrine whereby such literature, even if exempt from labeling, may nonetheless form the basis for an agency determination that the literature in context reveals a company’s intent to sell a dietary ingredient or dietary supplement as a drug, thereby rendering the supplement an unlawful, unapproved new drug. Because the “intent to use” doctrine is predicated on a subjective assessment of all facts and circumstances associated with the promotion and sale of a dietary supplement, we cannot know whether any particular piece of literature otherwise exempt from labeling will be deemed by the FDA unlawful for use in association with the sale of the dietary ingredient or dietary supplement.

As authorized by the FDCA, the FDA has adopted and is implementing Good Manufacturing Practices (GMPs) specifically for dietary supplements. These GMPs impose extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements. They require that every dietary supplement be made in accordance with a master manufacturing record, that each step in the manufacture, holding, labeling, packaging, and distribution be defined with written standard operating procedures, monitored, and documented, and that any deviation in manufacture, holding, labeling, packaging, or distribution be contemporaneously documented, assessed by a quality control expert, and corrected through documented corrective action steps (whether through an intervention that restores the product to the specifications in the master manufacturing record or to document destruction of the non-conforming product). The GMPs are designed to ensure documentation, including testing results that confirm the identity, purity, quality, strength, and composition of dietary supplements. In addition, GMPs require a company to make and keep written records of every product complaint that is related to GMPs. The written record of the product complaint must include the following: the name and description of the dietary supplement; the batch, lot, or control number of the dietary supplement, if available; the date the complaint was received and the name, address, or telephone number of the person making the complaint, if available; the nature of the complaint, including, if known, how the product was used; the reply to the complainant, if any; and findings of the investigation and follow-up action taken when an investigation is performed. The regulations directly affect all who manufacture the dietary supplements we sell. The FDA may deem any dietary supplement adulterated, whether presenting a risk of illness or injury or not, based on a failure to comply with any one or more process controls in the GMP regulations. If deemed adulterated, a dietary supplement may not be lawfully sold and may have to be recalled from the market. It is possible that the FDA will find one or more of the process controls implemented by us, by our contract manufacturers, or by those whose dietary supplements we sell to be inadequate and, thus, requiring corrective action, requiring any one or more of the dietary supplements we sell to be unlawful for sale, or resulting in a judicial order that may impair our ability to manufacture, market, and sell dietary supplements.

The FDA also requires adverse event notices on labels and serious adverse event reporting for all supplements and drugs. An “adverse event” is defined by statute to include “any health-related event associated with the use of a dietary supplement that is adverse.” Only serious adverse events must be reported to the FDA. A “serious adverse event” is an adverse event that: results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described above.

The regulation of medical foods and dietary supplements may increase or become more restrictive in the future. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense.

The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC and prescription drug products pursuant to a “monograph” system that specifies active drug ingredients that are generally recognized as safe and effective for particular uses. If an OTC or prescription drug is not in compliance with the applicable FDA monograph, the product generally cannot be sold without first obtaining FDA approval of a new drug application, which can be a long and expensive procedure. The homeopathic drugs that we sell are regulated as prescription or non-prescription drugs. These products must generally meet the standards set forth in the Homeopathic Pharmacopeia of the United States and claims made for them must not deviate from those contained in specific homeopathic treatises recognized by the FDA as appropriate for use. If these requirements are not met, the FDA can consider the products unapproved new drugs and prohibit their sale.

The FDA has broad authority to enforce the provisions of the FDCA concerning medical foods, dietary supplements and drugs, including powers to issue a public “warning letter” to a company to quarantine and prohibit the sale of products deemed adulterated or misbranded, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, to request that the Department of Justice initiate a seizure action, an injunction action or a criminal prosecution in U.S. courts, and to seek disgorgement from a federal court of all proceeds received from the sale of products deemed misbranded or adulterated. For instance, the FDA recently announced that any unapproved new drug introduced after September 19, 2011 will be subject to immediate enforcement action, without prior notice and without regard to the enforcement priorities set out in CPG 440.100. The FDA will continue to apply the enforcement priorities established in 2006. These give a higher priority to enforcement actions involving drugs in certain high-risk categories, such as drugs that pose a potential safety risk or lack evidence of effectiveness.

The FTC exercises jurisdiction over the advertising of medical foods, dietary supplements and drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers of savings compared policies, telemarketing, continuity plans, and “free” offers.

We are also subject to regulation under various state, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and drugs. For example, Proposition 65 in the State of California is a list of substances deemed to pose a risk of carcinogenicity or birth defects at or above certain levels. If any such ingredient exceeds the permissible levels in a dietary supplement, cosmetic, or drug, the product may be lawfully sold in California only if accompanied by a prominent warning label alerting consumers that the product contains an ingredient linked to cancer or birth defect risk. Private attorney general actions as well as California attorney general actions may be brought against non-compliant parties and can result in substantial costs and fines.

Applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•
The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

•
The Ethics in Patient Referrals Act, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services reimbursed under the Medicare and Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions.

•
The federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•
HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•
The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. Although our regulatory counsel has assisted us in establishing business practices compliant with applicable laws, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from third party payor programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians, providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Many aspects of these laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations which increases the risk of potential violations. In addition, these laws and their interpretations are subject to change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA, the FTC, or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we generally consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel or other new requirements. Any such developments could have a material adverse effect on our business.

Bankruptcy Proceedings during the Past Five Years

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been a party to any material reclassifications, mergers or consolidations during the previous five (5) years.

Domain Names

The Company maintains a website at www.therapeuticsmd.com and VitaMed maintains websites at www.vitamedmd.com and www.vitamedmdrx.com.

Major Customers

The Company does not currently have any major customers.

Research and Development Activities

For the years ended December 31, 2011 and 2010, we estimate we spent $107,241 and $65,402, respectively, on research and development activities. None of these research and development costs will be borne directly by our customers. The Company has not performed any customer-sponsored research and development activities relating to any new products or services.

Environmental Laws

We depend on third parties to support us in manufacturing and developing all of our products and do not directly handle, store or transport hazardous materials or waste products. We depend on these third parties to abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

Employees

As of December 31, 2011, we had 51 full-time employees, four (4) of whom are executive officers. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike or dispute. We consider our relationship with our employees to be good.

Corporate Information

Our corporate headquarters are located at 951 Broken Sound Parkway NW, Suite 320, Boca Raton, FL 33487. Our telephone number is 561-961-1911 and our fax number is 561-431-3389.

Reporting Status

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reported filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may obtain further information further information about the Company at http://www.therapeuticsmd.com.  You may obtain further information about Vitamed at http://www.vitamedmd.com, and http://www.vitamedmdrx.com.

ITEM 1A.	RISK FACTORS.

Therapeutics is a smaller reporting company, and as such, is not required to provide information pursuant to this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s principal offices, and that of its subsidiary, are located at 951 Broken Sound Parkway NW, Suite 320, Boca Raton, FL 33487. On July 9, 2009, VitaMed entered into a 45-month lease for approximately 7,130 square feet of office space (the “Lease”). Over the term of the Lease, the Company will pay an average monthly cost of $9,352 which includes base rent, common area fees, taxes and insurance. Terms of the Lease provide for an extension for an additional two-year period. The Company’s management believes that the leased premises are suitable and adequate to meet its needs.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded in the over-the-counter market on the OTCQB under the symbol “TXMD.” The following table shows the price range of our Common Stock for each quarter during the years ended December 31, 2011 and 2010. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices listed are historic prices and were not adjusted to reflect the 1:100 Reverse Split that was effective on October 3, 2011.

Quarter Ended	High	Low

Fiscal Year 2011
Fourth Quarter	$1.70	$0.01
Third Quarter	$0.04	$0.01
Second Quarter	$0.07	$0.01
First Quarter	$0.10	$0.02

Fiscal Year 2010
Fourth Quarter	$0.15	$0.03
Third Quarter	$0.90	$0.06
Second Quarter	$1.34	$0.25
First Quarter	$1.60	$0.10

Holders

Records of our stock transfer agent indicate that as of March 23, 2012, we had 398 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 23, 2012, we had 84,608,826 outstanding shares of Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In 2009, the Company adopted the 2009 Long Term Incentive Compensation Plan (the “LTIP”) to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives (the “Awards”). The Awards available under the LTIP consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the LTIP. There are 25,000,000 shares authorized for issuance thereunder. The LTIP is administered by the Company’s Board of Directors, who determine: (i) the persons to be granted stock options under the Plan; (ii) the number of shares subject to each option and the exercise price of each option; (iii) whether the stock option will be exercisable at any time during the option period of ten (10) years or whether it shall be exercisable in installments or by vesting only.

As of December 31, 2011, the following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by the Company’s shareholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Equity compensation plan approved by security holders: LTIP	10,536,161	$0.16	14,317,782
Total	10,536,161	$0.16	14,317,782

Recent Sales of Unregistered Securities

As of December 31, 2011 and for the previous three-year period, the Company issued the following unregistered securities.

Shares Issued Pursuant to Merger

As previously mentioned herein, on October 4, 2011, pursuant to the Conversion Ratio, the Company issued 58,407,331 shares of the Company’s Common Stock. The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by Lock Up Agreements.

Shares Sold in Offerings

Prior to the Merger, VitaMed had sold an aggregate of 47,585,254 Units in private offerings to family, friends, and business associates between May 2008 and October 3, 2011. Pursuant to the Conversion Ratio of 1.227425 to 1, all Units were exchanged on a pro-rata basis for 58,407,331 shares of the Company’s Common Stock as of October 4, 2011. The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144.

As previously mentioned herein, on October 5, 2011, the Company closed a Stock Purchase Agreement with Pernix for the purchase of 2,631,579 shares of the Company’s Common Stock at a purchase price of $0.38 per share for a total purchase price of $1,000,000. In connection with the Stock Purchase Agreement, the Company and Pernix entered into a Lock-Up Agreement. The shares were issued in reliance on exemptions from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended, and applicable state securities laws.

Debt Securities and Shares Issued Upon Conversion

As previously mentioned herein, on June 1, 2011, VitaMed sold Promissory Notes (the “VitaMed Promissory Notes”) in the aggregate of $500,000 with accompanying VitaMed Warrants (as more fully described below) to purchase an aggregate of 500,000 Units (or Company Warrants to purchase an aggregate of 613,718 shares pursuant to the Conversion Ratio). In October 2011, VitaMed Promissory Notes in the aggregate of $100,000 and accrued interest of $1,392 were converted into 266,822 shares of the Company’s Common Stock. The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144.

As previously mentioned herein, on July 18, 2011, VitaMed sold two Senior Secured Promissory Notes (the “Senior Secured Notes”) in the amount of $500,000 each and also entered into a Security Agreement under which VitaMed pledged all of its assets to secure the obligation. The Senior Secured Notes bear interest at the rate of six percent (6%) per annum and are due on the one (1) year anniversary of the date thereof. The Company may pay the Senior Secured Notes by delivering such number of shares of the Company’s Common Stock as shall be determined by dividing the outstanding principal then due and owing by the Company’s Share Price. For purposes of the Senior Secured Notes, the “Share Price” shall mean the lower of the most recent price at which the Company offered and sold shares of its Common Stock (not including any shares issued upon the exercise of options and/or warrants or upon the conversion of any convertible securities) or the five-day average closing bid price immediately preceding the date of conversion.

As previously mentioned herein, on October 18, 2011, the Company and Energy Capital, LLC and First Conquest Investment Group, LLC (the “Noteholders”) entered into Debt Exchange Agreements in which the principal amount of the Noteholders’ Convertible Notes were converted and aggregated accrued interest of approximately $6,300 was forgiven and reported as other income in the fourth quarter of 2011. Pursuant to the terms thereof, an aggregate of 20,000,000 shares of the Company’s Common Stock was issued to the Noteholders and their assigns. The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144.

As previously mentioned herein, in September and October 2011, VitaMed sold Convertible Promissory Notes (the “VitaMed Convertible Notes”) in the aggregate of $534,160. The VitaMed Convertible Notes earned interest at the rate of four percent (4%) per annum and were due December 1, 2011. On November 18, 2011, the Company and the VitaMed Convertible Noteholders entered into Debt Conversion Agreements and converted the principal and accrued interest of the VitaMed Convertible Notes into 1,415,136 shares of the Company’s Common Stock. The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144.

Common Stock Purchase Warrants Issued Pursuant to the Merger

As previously mentioned herein, on October 4, 2011, pursuant to the Conversion Ratio, the Company issued Company Warrants for an aggregate of 1,472,916 shares. The Company Warrants and the shares to be issued upon exercise are covered by Lock Up Agreements.

Common Stock Purchase Warrants Issued for Consulting Services

As previously mentioned herein, on July 21, 2011, VitaMed entered into a one-year Consulting Agreement with Lang to assist in the design, development and distribution efforts of VitaMed’s initial product offering. As compensation, Lang was issued a VitaMed Warrant for the purchase of 200,000 shares (or a Company Warrant for 245,485 shares pursuant to the Conversion Ratio). The five-year Company Warrant has an exercise price of $0.407357 per share and vested immediately upon issuance. No shares under the Company Warrant have been exercised. In connection with the Company Warrant, Lang executed a Lock-Up Agreement.

As previously mentioned herein, on October 21, 2011, the Company and VitaMed entered into a two-year Consulting Agreement (the “Agreement”) with Lang wherein a Lang representative will help evaluate improvements to existing products and new products as well as services including, but not limited to, research, design, compliance, scientific and regulatory affairs and commercialization of products. As compensation, Lang was issued a Company Warrant for the purchase of 800,000 shares. The ten-year Company Warrant has an exercise price of $0.38 per share and vested immediately upon issuance. No shares under the Company Warrant have been exercised. In connection with the Company Warrant, Lang executed a Lock-Up Agreement.

On October 21, 2011, the Company issued a Company Warrant to a non-affiliate for consulting services rendered. The five-year Company Warrant for the purchase of 184,211 shares vested immediately upon issuance. The Company Warrant has an exercise price of $0.38 per share and has not been exercised.

On December 28, 2011, the Company issued a Company Warrant to a non-affiliate for consulting services rendered. The five-year Company Warrant for the purchase of 500 shares vested immediately upon issuance. The Company Warrant has an exercise price of $1.50 per share and has not been exercised.

Common Stock Purchase Warrants Issued to Officers and Directors

On March 7, 2011, VitaMed entered into a Business Loan Agreement and Promissory Note for a $300,000 bank line of credit (the “Bank LOC”) for which the bank required a personal guarantee and cash collateral. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed. The Bank LOC accrues interest at the rate of 3.020% per annum based on a year of 360 days and is due on March 1, 2012. The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the “Bank LOC Extension”). The Bank LOC Extension accrues interest at the rate of 2.35% and is due on March 1, 2013. In consideration for the personal guarantees and cash collateral, VitaMed issued VitaMed Warrants for an aggregate of 499,998 Units (or Company Warrants for an aggregate of 613,713 shares pursuant to the Conversion Ratio). The ten-year Warrants vest at the rate of an aggregate of 76,714 shares per calendar quarter end and have an exercise price of $0.2444 per share. In the event that the bank loan is repaid prior to being fully vested, the Company Warrants will be reissued only for the number of shares vested through the date of repayment. At March 31, 2012, an aggregate of 306,867 shares will be vested thereunder.

 On October 21, 2011, the Company issued a Company Warrant to the Company’s Chief Financial Officer, Daniel A. Cartwright. The ten-year Company Warrant for the purchase of 600,000 shares of the Company’s Common Stock vests monthly over a 44-month period with a fair value of $172,200. The Company Warrant has an exercise price of $.38 per share. At March 31, 2012, 68,180 shares will be vested thereunder and no vested shares have been exercised.

Non-Qualified Stock Options Issued Pursuant to the Merger

As previously mentioned herein, on October 4, 2011, pursuant to the Conversion Ratio, the Company issued Company Options for an aggregate of 10,119,796 shares. The Company Options and the shares to be issued upon exercise are covered by Lock Up Agreements. Through December 31, 2011, a Company Option had been exercised for the purchase of 92,057 shares at an aggregate purchase price of $17,240. The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144.

Non-Qualified Stock Options Issued to Officers and Directors

To date all non-qualified stock options issued by the Company have been issued pursuant to the LTIP (“Company Options”). All Company Options issued on October 4, 2011 were issued pursuant to the Merger. The following information sets forth all Company Options issued to the Company’s officers and directors.

Robert G. Finizio - Chief Executive Officer, Chairman

On October 4, 2011, Mr. Finizio was issued a Company Option for 1,472,910 shares under which all shares are currently vested. The Company Option expires on January 1, 2019 and has an exercise price of $0.101839 per share.

As mentioned hereinafter at Recent Events, on February 27, 2012, Mr. Finizio was issued a Company Option for 300,000 shares under which the shares vest fully on February 27, 2013. The Company Option expires on February 27, 2022 and has an exercise price of $2.20 per share.

John C.K. Milligan IV - President, Secretary, Director

On October 4, 2011, Mr. Milligan was issued a Company Option for 2,052,255 shares under which all shares are currently vested. The Company Option expires on January 1, 2019 and has an exercise price of $0.101839 per share.

As mentioned hereinafter at Recent Events, on February 27, 2012, Mr. Milligan was issued a Company Option for 300,000 shares under which the shares vest fully on February 27, 2013. The Company Option expires on February 27, 2022 and has an exercise price of $2.20 per share.

Daniel A. Cartwright - Chief Financial Officer/Treasurer

On October 21, 2011, Mr. Cartwright was issued a Company Option for 300,000 shares under which the shares vest at the rate of 75,000 shares over a four-year period on the anniversary date thereof. No shares under the Company Option are currently vested. The Company Option expires on October 21, 2021 and has an exercise price of $.38 per share.

Mitchell Krassan - Vice President and Chief Strategy Officer

On October 4, 2011, Mr. Krassan was issued a Company Option for 73,646 shares under which all shares are currently vested. The Company Option expires on May 1, 2020 and has an exercise price of $0.187384 per share.

On October 4, 2011, Mr. Krassan was issued a Company Option for 92,057 shares under which all shares are currently vested. The Company Option expires on May 1, 2020 and has an exercise price of $0.187384 per share.

On October 4, 2011, Mr. Krassan was issued a Company Option for 736,455 shares under 368,227 shares are currently vested. The remaining shares vest at the rate of 20,457 on the first of each month through September 1, 2013. The Company Option expires on September 1, 2020 and has an exercise price of $0.203678 per share.

Dr. Brian Bernick - Director

On October 4, 2011, BF Investment Enterprises, Ltd., an entity owned by Dr. Bernick, was issued a Company Option for 1,472,910 shares under which all shares are currently vested. The Company Option expires on January 1, 2019 and has an exercise price of $0.101839 per share. No shares under the Company Option have been exercised.

Non-Qualified Stock Options Issued to Employees

On October 21, 2011, the Company issued Company Options to employees for the purchase of an aggregate of 85,000 shares. One ten-year Company Option for the purchase of 50,000 shares vests at the rate of 2,083.33 shares per month over a 24-month period and has an exercise price of $0.38 per share. The remaining ten-year Company Options vest annually over a 48-month period and have an exercise price of $0.38 per share. None of these Company Options have been exercised.

On December 28, 2011, the Company issued Company Options to employees and consultants for the purchase of an aggregate of 177,422 shares at an exercise price of $1.50. Of the ten-year Company Options, 142,422 vest annually over four years and 35,000 vest annually over two years. None of these Company Options have been exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our Company’s sole focus is that of our subsidiary, VitaMed. As of December 31, 2011, we discontinued the sale of subscriptions for and advertising on the Spectrum Health Network. VitaMed was organized as a limited liability company in the State of Delaware on May 13, 2008 and is a specialty pharmaceutical company that sells products in the women’s health market segment. We specialize in delivering the highest quality of products for women’s health needs through our national sales force that calls on physicians who specialize in women’s health and through our website. We has also developed a patent-pending technology and business methodology to market both over-the-counter (“OTC”) and prescription versions of nutritional supplements, drugs, medical foods and other medical products directly to consumers and through pharmacies with the recommendation of physicians. Our business model creates unique value propositions for patients, physician/providers and insurance payors.

In January of 2009, we completed formulation of our first products, a prenatal multivitamin and a vegan docosahexaenoic acid (“DHA”) supplement. After contracting with Lang to produce our products, our first product sales occurred in June 2009 with sales focused primarily in south Florida. In September 2010, we achieved a milestone of $1 million in total sales. We have since expanded our product sales into 46 states with our new product development continuing to focus on the women’s health market. As we continue our product development efforts for both new products and refinements to existing products, we are also seeking proprietary ingredients that can be licensed on an exclusive basis for use in women’s healthcare that will further differentiate our products from the competition.

Liquidity and Capital Resources

As of December 31, 2011, the Company’s working capital deficit was $1.9 million, our accumulated deficit was $17.0 million and our stockholders’ deficit was $1.7 million. Operating loss was $12.9 million and $2.9 million for the years ended December 31, 2011 and 2010, respectively. Net cash outlays from operations and capital expenditures were $5.0 million and $2.9 million for the years ended December 31, 2011 and 2010, respectively.

We began the operation of our current business plan in June 2008 and have not yet attained a level of revenue to allow us to meet our current overhead. Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until 2013, and there is no assurance that such an operating level can ever be achieved. We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes it will be able to raise the capital required to execute the Company’s business plan and become profitable.

While we believe that we will have sufficient financial resources for the next twelve (12) month period, we cannot provide assurance as to how much we will need to spend in order to develop, manufacture, and market new products and technologies in the future. We are currently working to bring additional products to market (some of which would require FDA approval). We expect to spend approximately $1.2 million on research and development in 2012. As we increase the market penetration of our current products and we expand our product base to include prescription products, the need for increased inventory levels will become a necessity. This increase is estimated to be approximately $0.8 million.

We may not have sufficient resources to fully develop any new products or technologies or expand our inventory levels unless we are able to raise additional financing. We can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We believe that we will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing. Although management believes that the required financing to fund product development and increasing inventory levels can be secured at terms satisfactory to the Company, there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Cash and Cash Equivalents

During the years ended December 31, 2011 and 2010, our cash liquidity increased (decreased) as follows:

(000’s)
At December 31, 2010	$423
At December 31, 2011	126
Decrease in cash and cash equivalents	$(297)

(000’s)
At December 31, 2009	$123
At December 31, 2010	423
Increase in cash and cash equivalents	$300

The increase (decrease) in cash and cash equivalents is comprised of the following components for the years ended December 31:

	2011	2010

Proceeds from notes payable and line of credit	$3,084	$-0-
Proceeds from issuance of equity securities	1,707	3,171
Proceeds from exercise of stock options	17	-0-
Sources of cash and cash equivalents	4,808	3,171

Cash used in operating activities	4,967	2,844
Cash used to purchase equipment	29	27
Repayment of debt	101	-0-
Cash used in other investing activities	8	-0-
Uses of cash and cash equivalents	5,105	2,871

Increase (decrease) in cash and cash equivalents	$(297)	$300

During the year ended December 31, 2011, working capital decreased by $2.7 million as follows:

	December 31,
	2011	2010	Change
	(000’s)
Current assets	$1,237	$1,059	$178
Current liabilities	3,151	233	2,918
Working capital	$(1,914)	$826	$(2,740)

The increase in current liabilities is a result of increased short term loans used to fund operations.

Primary Sources of Cash

During 2010, VitaMed sold 13,011,688 membership units in the aggregate of $3,193,000.

Between February and May 2011, VitaMed sold 2,892,630 membership units for an aggregate purchase price of $707,000.

On October 5, 2011, the Company closed a Stock Purchase Agreement and sold 2,631,579 shares of the Company’s Common Stock at a purchase price of $0.38 per share for a total purchase price of $1,000,000.

In March 2011, the Company entered into a line of credit agreement with 1st Union Bank. Between March and September 2011, the Company drew down $300,000 against the line of credit.

Between June and December 2011, VitaMed received funds from the sale of promissory notes in the aggregate of $2,684,160.

In December 2011, a former director of VitaMed, exercised Company Options to purchase 92,057 shares of the Company’s Common Stock at an aggregate exercise price of $17,250.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

	Year Ended December 31,
	2011	2010	Change
	(000’s)
Revenue	$2,088	$1,242	$846
Cost of goods sold	947	556	391
Operating expenses	6,568	3,553	3,015
Operating loss	(5,427)	(2,867)	(2,560)
Settlement of debt	(7,390)	-0-	(7,390)
Other expense, net	(96)	-0-	(96)
Net loss	$(12,913)	$(2,867)	$(10,046)

Revenue and Cost of Goods Sold

Revenues for year ended December 31, 2011 were up $846,000, or approximately 68.1%, from the year ended December 31, 2010. This increase was directly attributable to the increase in the number of sales territories and the associated increase in number of sales people selling in those territories. Cost of Goods Sold increased $391,000, or approximately 70.3%, from year ended December 31, 2011 compared to the year ended December 31, 2010. Approximately 96.9% of this increase was primarily due to an increase in the amount of product sold and approximately 3.1% of the increase was related to product mix. The Company’s costs of individual products did not change for year ended December 31, 2011 as compared to 2010.

Operating Expenses

The Company’s principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2011	2010
Human resource costs, including benefits	52%	52%
Sales and marketing	14%	9%
Product design and development costs	2%	2%
Travel and entertainment	6%	5%
Professional fees for legal, accounting and consulting	7%	8%
Rent and other occupancy costs	5%	5%
Non-cash costs	3%	5%
Other	11%	14%

Operating expenses increased by $3.0 million (84%) as a result of the following items:

(000’s)
Increase in human resource costs	$1,551
Increase in sales and marketing	560
Increase in product design and development costs	424
Increase in travel and entertainment	233
Increase in professional and consulting	318
Increase in rent and other occupancy costs	23
Increase in non-cash compensation	19
Increase in all other	270
$3,015

Human resource related costs (including salaries and benefits) increased by $1.6 million primarily due to an increase of 25 employees in 2011. The Company had 51 employees at December 31, 2011 which increased from 27 for the comparable period for the prior year.

Sales and marketing costs increased $0.6 million due to the increase in both sales territories and sales personnel during 2011.

During 2011, the Company made improvements to products and packaging which increased costs by a nominal amount.

Travel and entertainment expense increased $0.2 million as a direct result of increased activity associated with sales and training efforts.

Professional fees increased $0.3 million primarily due to an increase in legal fees arising from contract and patent services as well as due diligence related to the above discussed Merger. The Company incurred additional accounting and audit costs related to preparation of audits for 2010 and 2011 as required for the above discussed Merger. Consulting cost also increased as a result of opening new sales territories and the additional resources needed to complete the Merger.

Rent and occupancy costs increased slightly as a result of repairs and maintenance and other ancillary costs.

Non-cash compensation costs increased as the result of the additional Company Options granted in 2011.

Settlement of debt

On October 18, 2011, the Company and the two noteholders entered into Debt Conversion Agreements and converted the principal amount of their convertible notes ($210,000) into 20,000,000 shares of the Company’s Common Stock valued at $7,600,000.

Other Expense, net

Other non-operating expense increased by $0.1 million for the year ended December 31, 2011 in comparison to the same period in 2010 due primarily to the addition of interest expense not incurred during 2010.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made, and
•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

New Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet - Offsetting. This guidance requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for us as of January 1, 2013 and will not materially impact our financial statement disclosures.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This guidance provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012 and will not materially impact on our financial condition, results of operations, or financial statement disclosures.

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Management does not believe there would be a material effect on the accompanying financial statements had any other recently issued but not yet effective accounting standards been adopted in the current period.

Recent Events

Formation of New Subsidiary

On January 10, 2012, the Company formed a new wholly owned subsidiary, BocagreenMD, Inc., a Nevada corporation, for the purpose of selling certain of its products to select markets.

Issuance of Promissory Notes

Between January 2012 and February 10, 2012, the Company issued Promissory Notes for an aggregate of $700,000 (the “Notes”). The Notes bore interest at a rate of six (6%) per annum and were due on March 1, 2012. The Notes were repaid on February 24, 2012 through the issuance of Secured Promissory Notes as outlined in the next paragraph.

Issuance of Secured Promissory Notes

On February 24, 2012, the Company sold and issued Secured Promissory Notes (the “Notes”) to Steven G. Johnson (“Johnson”) and Plato & Associates, LLC (“Plato”) in the principal base amount of $1,358,014 and $1,357,110 respectively (the “Principal Base Amount(s)”) pursuant to the terms of that certain Note Purchase Agreement (the “Note Purchase Agreement”) of even date therewith. As consideration for the Notes, Johnson and Plato surrendered certain promissory notes previously issued by the Company in the aggregate amount of $858,014 and $857,110 respectively (which sums include principle and interest through February 24, 2011) (collectively known as the “Prior Notes”). As a result of the foregoing, the Company received an aggregate of $1,000,000 of new funding from Johnson and Plato. On March 23, 2012, each of Johnson and Plato loaned the Company an additional $500,000 under the Notes for an aggregate of $1,000,000.

The Principal Base Amount of each Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of six percent (6%), is due in one lump sum payment twenty-four (24) months from the date of issuance of the Notes (the “Maturity Date”). As security for the Company’s obligations under the Note Purchase Agreement and the Notes, the Company entered into a Security Agreement and pledged all of its assets, tangible and intangible, as further described therein.

As an inducement for the Purchasers to lend additional funds to the Company as outlined therein on Schedule I to the Note Purchase Agreement, and for the Purchaser’s leniency to, in essence, extend the maturity date of the Prior Notes for an additional twenty-four month period, the Purchasers, and/or assigns, received Company Warrant(s) to purchase an aggregate of 9,000,000 shares. The Company Warrant(s) shall terminate on the date that is five (5) years from the date of the issuance of the Notes and shall have an exercise price of $0.38 per share. The Company is currently evaluating and quantifying the affect of the issuance of the Company Warrants on its financial statements.

Approval of 2012 Stock Incentive Plan

On February 23, 2012, the Company’s Board of Directors adopted the 2012 Stock Incentive Plan, a non-qualified plan not requiring approval by the Company’s shareholders (“2012 SOP”). The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company. There are 10,000,000 shares authorized for issuance thereunder. No shares have been issued under the 2012 SOP.

Change in Officers and Directors

On February 29, 2012, the Company’s Board of Directors elected four additional individuals to serve as members of its Board of Directors, namely: Samuel A. Greco, Cooper C. Collins, Robert V. LaPenta, Jr. and Nicholas Segal.

Issuance of Company Options

On February 27, 2012, the Company issued Company Options to Robert G. Finizio and John Milligan, officers and directors of the Company. The ten-year Company Options are for 300,000 shares each and have an exercise price of $2.20 per share. The Company Options vest in full on February 27, 2013.

Approval of Committee Charters and Committee Appointments

On February 29, 2012, the Company’s Board of Directors (i) approved charters for each of the Audit Committee, Compensation Committee and Corporate Governance Committee, (ii) appointed members to each committee and (iii) named a Chair of each committee. For more information on the Committee Charters, see Item 10. Directors, Executive Officer, and Corporate Governance: Committees of the Board.

Members elected to the Audit Committee include Robert V. LaPenta, Jr., Samuel A. Greco and Nicholas Segal. Mr. LaPenta, Jr. will serve as Chair.

Members elected to the Compensation Committee include Cooper C. Collins, Robert G. Finizio and Nicholas Segal. Mr. Collins will serve as Chair.

Members elected to the Corporate Governance Committee include John Milligan, Brian Bernick and Robert LaPenta, Jr. Mr. Milligan will serve as Chair.

New Product

On March 1, 2012, the Company launched its first prescription prenatal vitamin, vitaMedMD™ Plus Rx. vitaMedMD™ Plus Rx is a single-dose product containing one prenatal vitamin tablet and one life’s DHA capsule.

Cancelation of Options

Between January 1, 2012 and March 24, 2011, Company Options for an aggregate of 5,000 shares were canceled due to expiration of the Company Option or termination of the employee.

Off Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2011.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the U.S., an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements.

Effects of Inflation

During the periods for which financial information is presented, the Company’s business and operations have not been materially affected by inflation.

Outlook

We sell OTC and prescription products to the women’s health segment of the health care market. We intend to sell a variety of products including medical foods, nutritional supplements, prescription products and ancillary products that address women’s health needs. We plan to sell our products online and through physician’s offices and pharmacies. We anticipate the demand for our products to grow as we add territories, sales personnel and products. Our plan is to offer a complete line of products in the women’s health market and we believe as we expand our product line and sales territories that our revenues will increase. Our sales team markets our products by detailing physicians who specialize in women’s health about the features and benefits of our products. We believe our sales and marketing strategy will enable us to increase demand for our products thereby allowing our revenues to grow in upcoming quarters.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report on Form 8-K filed with the Commission on January 25, 2012, as amended on February 2, 2012 regarding the dismissal of Parks & Company LLC (“Parks”) as VitaMed’s independent auditor. As such, the Company reported that on December 14, 2011, based upon the recommendation of and approval by the Company’s Board of Directors and as sole member of VitaMed, the Company dismissed Parks as VitaMed’s independent auditor and decided to continue the engagement of Rosenberg Rich Baker Berman & Company (“RRBB”) to serve as its independent auditor for the fiscal year ending December 31, 2011.

Parks reports on VitaMed’s financial statements for each of the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2010 and 2009 and through December 14, 2011, Parks confirmed that there were no disagreements with Parks on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Parks’ satisfaction, would have caused them to make references to the subject matter in connection with their reports of the VitaMed’s financial statements for such years.

As previously reported on the Current Report on Form 8-K filed with the Commission on December 22, 2010, RRBB was appointed to serve as the independent registered public accountants for the Company on December 17, 2010. RRBB has continued to serve in that capacity since its appointment and at no time since that appointment has the Company appointed or retained any other accounting firm to represent the Company.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

The Company’s plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, the Company’s Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company’s reports and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2011, our internal controls over financial reporting were not effective and there were weaknesses in our internal control over financial reporting as outlined below.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The below table lists all current officers and directors of the Company. All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

Name	Age	Position	Date Elected Director	Date Appointed Officer

Robert G. Finizio	40	Chairman, Chief Executive Officer	October 4, 2011	October 4, 2011
John C.K. Milligan IV	49	President, Secretary, Director	October 4, 2011	October 4, 2011
Daniel A. Cartwright	54	Chief Financial Officer, Vice President Finance, Treasurer	N/A	October 4, 2011
Mitchell L. Krassan	46	Executive Vice President, Chief Strategy Officer	N/A	October 4, 2011
Brian Bernick, M.D.	42	Chief Medical Officer, Director	October 4, 2011	N/A
Samuel A. Greco	60	Director	February 29, 2011	N/A
Cooper C. Collins	32	Director	February 29, 2011	N/A
Robert V. LaPenta, Jr.	43	Director	February 29, 2011	N/A
Nicholas Segal	29	Director	February 29, 2011	N/A

There are no arrangements or understandings between our officers and directors and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Identification of Certain Significant Employees

The Company considers the following non-executive officers (NEOs) to be significant employees: Julia Amadio (Chief Product Officer), Dr. Brian Bernick (Chief Medical Officer), Jason Spitz (Vice President Marketing) and Christian Bloomgren (Vice President Sales). An overview of their business experience follows at Business Experience found within this Item 10.

Family Relationships

There are no family relationships between any of our officers and directors.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our Company and operating subsidiary, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Executive Officers and Directors

Robert G. Finizio – Chairman, Chief Executive Officer of the Company
Chairman, Chief Executive Officer of VitaMed

Robert G. Finizio was elected Chairman and appointed Chief Executive Officer of Therapeutics on October 4, 2011. On the same day, the Company’s Board of Directors appointed him to serve as Chairman and Chief Executive Officer of VitaMed which is now a wholly owned subsidiary of the Company. As co-founder of VitaMed, from April 2008 to October 4, 2011, Mr. Finizio served as Chief Executive Officer and Director. Mr. Finizio has 16 years of successful early stage company development in the healthcare industry. Prior to VitaMed, from August 2001 to February 2008, Mr. Finizio co-founded and served as President of Care Fusion, LLC and then as Chief Executive Officer of CareFusion, Inc. (“CareFusion”) CareFusion is a global leader in healthcare technology and equipment and provider of integrated technology, software, services and equipment to healthcare institutions worldwide. Mr. Finizio managed CareFusion’s growth from inception to over 70 employees and 200 hospital customers prior to its acquisition by Cardinal Health. Mr. Finizio’s early business experience was with Omnicell Technologies (OMCL) and Endoscopy Specialists (TFX) in the healthcare IT and surgical space, respectively. Mr. Finizio has vast experience in creating, developing and guiding medical software companies and specific experience in directing health care software companies like CareFusion that developed software that drove its product sales and development. He has a proven track record of successfully building new healthcare companies through leveraging his background in women’s healthcare, pharmaceutical technology, clinical software, patient safety and distribution. Mr. Finizio earned a BA from the University of Miami.

John C.K. Milligan, IV – President, Secretary, Director of the Company
President, Secretary of VitaMed

John C.K. Milligan, IV was appointed President, Secretary and Director of Therapeutics on October 4, 2011. On the same day, the Company’s Board of Directors appointed him to serve as President and Secretary of VitaMed which is now a wholly owned subsidiary of the Company. From December 2008 to October 4, 2011, Mr. Milligan served as President and Director of VitaMed. Mr. Milligan has significant experience in creating, developing and guiding software companies, specifically in the medical industry. Prior to VitaMed, Mr. Milligan co-founded CareFusion, LLC, serving as Vice President and General Manager from August 2001 to February 2008, and then as President and Chief Operating Officer of CareFusion, Inc. CareFusion, Inc. is a global leader in healthcare technology and equipment and provider of integrated technology, software, services and equipment to healthcare institutions worldwide. Mr. Milligan led the post-acquisition integration into the $3.5 billion business unit and the transition of CareFusion’s finance, staff, and product portfolio into publicly-traded $80 billion pharmaceutical distributor and healthcare technology provider. From 1997 to 2001, Mr. Milligan was Vice President, Sales and Operations for Omnicell, Inc., a provider of healthcare, supply chain management systems and services, supply chain management systems and services where he increased revenues from under $3 million to over $25 million for product lines of web-based procurement solutions, pharmacy point-of-use automation, supply point-of-use automation, and web-based decision support systems. Mr. Milligan is a graduate of the U.S. Naval Academy.

Daniel A. Cartwright – Chief Financial Officer, Vice President of Finance, and Treasurer of the Company
Chief Financial Officer, Vice President of Finance, Treasurer of VitaMed

Daniel A. Cartwright was appointed Chief Financial Officer, Vice President of Finance, and Treasurer of Therapeutics on October 4, 2011. On the same day, the Company’s Board of Directors appointed him to serve as Chief Financial Officer, Executive Vice President of Finance and Treasurer of VitaMed which is now a wholly owned subsidiary of the Company. From July 2011 to October 4, 2011, Mr. Cartwright served as Chief Financial Officer of VitaMed. From May 1996 to July 2011, Mr. Cartwright served as Chief Financial Officer and Executive Vice President of Circle F Ventures, LLC, an Arizona venture capital firm which made investments in more than fifty companies. During the same period, Mr. Cartwright served as Chief Financial Officer and Treasurer of Fleming Securities, a registered broker dealer involved with raising capital for public and private companies, where he was instrumental in raising over $250 million in funding. From 1993 to 1996, Mr. Cartwright served as Chief Financial Officer of American Wireless Systems, a provider of entertainment video services. Mr. Cartwright holds several federal securities licenses including Series 7, 24, 27 and 63. Mr. Cartwright currently serves as a member of the Board of Directors of Antenna Technologies Company, Inc., a private engineering firm, and of Primetrica, Inc., a private information research company for the telecommunications industry. Mr. Cartwright earned his B.S. in Accounting from Arizona State University.

Mitchell L. Krassan – Executive Vice President, Chief Strategy Officer of the Company
Executive Vice President, Chief Strategy Officer of VitaMed

Mitchell L. Krassan was appointed Executive Vice President and Chief Strategy Officer of Therapeutics on October 4, 2011. On the same day, the Company’s Board of Directors appointed him to serve as Executive Vice President and Chief Strategy Officer of VitaMed. From April 2010 to October 4, 2011, Mr. Krassan served as Chief Strategy and Performance Officer of VitaMed. His duties included assisting the Chief Executive Officer with creating, communicating, executing and sustaining strategic initiatives. In addition, he was responsible for capturing and leveraging business performance data to effect improvements and innovations in business necessary for successful strategy execution. From October 1997 to present, Mr. Krassan has been a partner with EquiMark Limited, a private investment partnership. From November 1994 to July 1997, Mr. Krassan served as Chief Financial Officer and Chief Operating Officer of The Reich Group/Telespectrum Worldwide, a fully-integrated direct marketing firm that provided clients expertise in market research and analysis, strategic planning, marketing, creative and production services, telemarketing and database development. The Reich Group became the lead company in a roll-up and $180 million IPO of Telespectrum Worldwide. Mr. Krassan earned a B.S. in Accounting from University of Maryland, received his certification as a CPA in the State of Maryland, and earned his MBA in Management from New York University.

Brian Bernick, M.D. – Chief Medical Officer and Director of the Company

Dr. Brian Bernick was elected as a Director of Therapeutics on October 4, 2011. In February 2012, he was named as the Company’s Chief Medical Officer. As co-founder of VitaMed, Dr. Bernick served on VitaMed’s Board of Directors since inception. Dr. Bernick is a practicing and board certified Obstetrician/Gynecologist with twenty years of clinical medical experience. Dr. Bernick’s experience in the OB/GYN field gives him an understanding of sales channels and the needs and requirements of VitaMed’s customers. Dr. Bernick is the past Chairman of the Department of Obstetrics and Gynecology at Boca Raton Regional Hospital and has served as a member of its Medical Executive Board. He has served on the Board of Directors of the Palm Beach Medical Society and VitalMD Group Holding, LLC, the largest physician-owned and managed group of obstetricians/gynecologists in Florida covering more than 250 physicians/practices. Dr. Bernick is the recipient of several national and regional awards including the American Medical Association Foundation’s Leadership Award and was recognized by both Super Doctors and National Consumers Survey for being in the top 5% of doctors. He provides medical education in conjunction with Emory University and Florida Atlantic University School of Nursing and Medicine. Dr. Bernick earned a BA in Economics from Northwestern University and a doctorate in medicine from the University of Chicago Medical School. He completed his residency at the University of Pennsylvania.

 Samuel A. Greco – Director of the Company

Samuel A. Greco was elected as a Director of Therapeutics on February 29, 2012. Mr. Greco has served as Chief Executive Officer of CareView Communications, Inc. since September 2007 and was elected as a member of the CareView Board of Directors in February 2009 [OTCQB: CRVW]. CareView is an information technology provider to the healthcare industry. Mr. Greco has spent over thirty years in hospital administration, beginning at an independent city hospital and progressing to Senior Vice President of Financial Operations at Columbia/HCA Healthcare Corporation, the industry’s largest healthcare provider. At Columbia/HCA, Mr. Greco was responsible for the financial operations of the $28 billion company which at the time had over 300 hospitals and 125 surgery centers. While with Columbia, Mr. Greco elevated the area of Materials Management to a core competency that became a strategic advantage to Columbia, and launched Columbia’s supply chain initiative, recognizing how supply cost and other costs would benefit from scale, discipline and process improvement. He has become one of the industry leaders in successfully applying these supply chain strategies, vendor partnering and logistics management to improve results and provide significant savings. Over the past ten years, Mr. Greco has used his industry experience to provide consulting services to hospital management companies to greatly improve their financial results from operations. Mr. Greco has operated in organizations ranging from 200 beds to multi-facility networks of over 2,000 beds. He was instrumental in the development of the CareView System™ and his extensive contacts and relationships within the industry have been valuable in helping CareView pursue its goals. Mr. Greco earned his B.A. in Accounting from Bryant College and is a frequent speaker at various healthcare symposiums.

Cooper C. Collins – Director of the Company

Cooper C. Collins was elected as a Director of Therapeutics on February 29, 2012. Mr. Collins was appointed President, Chief Executive Officer and director of Pernix Therapeutics Holdings, Inc. (“Pernix”) effective with the close of the merger between Pernix and Golf Trust of America, Inc. on March 9, 2010. Mr. Collins joined Pernix in 2002. Pernix is a specialty pharmaceutical company focused on the sales, marketing and development of branded and generic pharmaceutical products primarily for the pediatric market. He was appointed a director of Pernix in January 2007, Pernix’s President in December 2007, and Pernix’s Chief Executive Officer in June 2008, serving in those three capacities until the closing of the GTA merger. From December 2005 to December 2007, Mr. Collins served as Vice President of Business and Product Development of Pernix and as Pernix’s Territory Manager from December 2003 to December 2005. Over Mr. Collins’ tenure as an executive with Pernix, he has been responsible for increasing the overall growth, profitability and efficiency of the organization, overseeing product development and acquisitions, and managing the capital structure of Pernix. Prior to joining Pernix, Mr. Collins was employed for three years by the NFL franchise, The New Orleans Saints, in their media relations department. While on a football scholarship, Mr. Collins received a B.A. from Nicholls State University, where he later received an M.B.A.

Robert LaPenta, Jr. – Director of the Company

Robert V. LaPenta, Jr. was elected as a Director of Therapeutics on February 29, 2012. Since August 2011, Mr. LaPenta has served as a Partner of Aston Capital, a private equity investment firm with a current focus on investments in the aerospace, defense, and intelligence markets. Prior to Aston, Mr. LaPenta served as Vice President of Mergers and Acquisitions and Corporate Strategy for L-1 Identity Solutions, Inc., a provider of technology, products, systems and solutions, and services that protect and secure personal identities and assets (“L-1”). From April 2007 through July 2011, Mr. LaPenta assisted L-1 senior management in identifying acquisition candidates and investments while assisting in due diligence, structuring, valuation, execution and related financing. While at L-1, he provided assessment for over 100 acquisition opportunities, assisted in the completion of six public and private transactions, and assisted in the sale of L-1 for $1.7 billion in July 2011.

Prior to L-1, Mr. LaPenta spent thirteen years as an institutional equity trader focused on healthcare sector trading for both customer and proprietary accounts. From February 2003 to March 2007, Mr. LaPenta served as Managing Director, Co-Head of Equity Trading at Banc of America Securities where he managed all capital commitment, proprietary trading and risk management within cash trading. Prior to Banc of America Securities, he served as Director or Vice President of Equity Trading with Credit Suisse First Boston, PaineWebber, Inc., and Salomon Smith Barney, Inc. Previously, as Senior Associate at Coopers & Lybrand, Mr. LaPenta assisted with auditing, consulting, due diligence, and SEC reporting. TherapeuticsMD will look to leverage Mr. LaPenta’s diverse investing background, capital markets knowledge and his relationships within the financial community to assist it in expanding its market share and investment opportunities.

Mr. LaPenta is Co-Investment Manager of a $250 million family/friends/partners asset portfolio consisting of individual equities, fixed income, equity options, hedge fund strategies, private equity and alternative investments. His responsibilities include asset allocation, stock selection, manager selection and risk management. He has ownership interests in thoroughbred horse racing, breeding and pin hooking. He is an active participant and fund raiser for New York City’s W. 63rd Street YMCA, Turn the Corner foundation and numerous other charities. Mr. LaPenta graduated in 1991 from Boston College with a B.A. in Accounting and Finance and is a registered CPA in the State of New York.

Nicholas Segal – Director of the Company

Nicholas Segal was elected as a Director of Therapeutics on February 29, 2012. Since June 2007, Mr. Segal has served as a director of Seavest Capital Partners (“Seavest”), a private investment company that invests in early and growth-stage companies primarily in the education, healthcare, consumer technology and media sectors. Representing investments of Seavest, Mr. Segal previously served on the board of VitaMed prior to its acquisition by Therapeutics. Mr. Segal serves on the board of directors of TireVan Corporation, a private company specializing in online tire sales and installation directly to the consumer. He also serves as an observer to the board of directors of Tout, a private company with a new social media platform, and Autonet Mobile, a private company specializing in the first Internet-based service platform for the automotive transportation market. Mr. Segal founded and currently serves as Chief Executive Officer of Polar Generation, LLC, an early-stage consumer products company. Mr. Segal has a broad base of knowledge in technologies and products directed to the consumer market. Prior to joining Seavest, from September 2004 to April 2007, Mr. Segal served as a senior analyst in the Finance and Business Development group at ESPN. He graduated with a B.A. from Duke University in 2004.

Non-Executive Officers

Julia Amadio – Chief Product Officer of the Company

Julia Amadio was appointed Chief Product Officer on January 16, 2012. Ms. Amadio has an extensive, 25-year background in general management and leading pharmaceutical marketing and product development organizations. From June 2011 to January 2012, Ms. Amadio was President of JMA Consulting, LLC, her own consulting company she began in 2008. Prior to that from June 2009 to May 2011, she served as Global Vice President of Marketing for MeadWestvaco Healthcare Division. Previously, Ms. Amadio was President of a start-up Patients’ & Consumers’ Pharma in 2007. She was Vice President of Marketing &Marketing Services with Daiichi Pharmaceutical from 2004 to 2006, Vice President of Aventis Pharmaceutical from 1997 to 2004, Senior Director, New Products Women’s Health at Wyeth from 1991 to 1997 and started her career at J&J’s McNeil Pharmaceutical. Ms. Amadio is an active member and leader in the Healthcare Businesswomen’s Association. She was an adjunct lecturer at St. Joseph’s University in the pharmaceutical MBA program and authored a chapter on Marketing, Market Research and insights in the book Pharmaceutical Development for Woman (Wiley & Sons). Ms. Amadio earned a B.S. in Accounting from St. Joseph’s University and a Masters in Business Administration from Drexel University.

Brian Bernick, M.D. – Chief Medical Officer of the Company

See biographical information listed hereinabove.

Jason Spitz – Vice President Marketing of the Company

Jason Spitz was appointed Vice President Marketing of the Company in December 2011 and has a 24-year career in marketing, advertising and general management experience in pharmaceutical and biopharmaceutical markets. From June 2008 to December 2010, Mr. Spitz served as Managing Director, Oncology & Hematology at Beacon Healthcare Communications, a company specializing in pharmaceutical and health care advertising. From September 2004 to June 2008, he served as General Manager, Canada and Commercial Strategy and Development at MGI Pharma (later acquired by Eisai, Inc.), a company specializing in oncology and cancer supportive care products. From February 2004 to September 2004 he served as Vice President of Marketing and Sales at Aesgen, Inc., a company specializing in cancer products and drug delivery systems which was acquired by MGI Pharma. Mr. Spitz began his career at Schering Plough as a sales representative, rising within the organization over fifteen years to lead a global pharmaceutical franchise. Mr. Spitz earned his Bachelor of Business Administration in Marketing from The University of Texas at Austin and his Master of Business Administration in Pharmaceutical Studies from Fairleigh Dickinson University.

Christian Bloomgren – Vice President Sales of the Company

Christian Bloomgren was appointed Vice President Sales of the Company in June 2011. Mr. Bloomgren has fourteen years of leadership experience in the pharmaceutical, bio-technology and diagnostic industry. From 2005 to 2011, Mr. Bloomgren served as Region Manager at ViaCell, Inc. [NASDAQ: VIAC], a biotechnology company dedicate to enabling the widespread application of human cells as medicine, later acquired by PerkinElmer, Inc. [NYSE: PKI]. While at ViaCell, Mr. Bloomgren built a successful national sales channel and helped lead the Specialty Diagnostics business. From 2000 to 2002, Mr. Bloomgren served as a specialty Account Manager at Eli Lilly & Co. [NYSE: LLY] and from 2002 to 2005 as District Manager at KV Pharmaceutical [NYSE: KV]. Mr. Bloomgren served as an Officer in the United States Air Force and holds a Bachelor of Science degree from California State University and a Master of Science degree from Troy State University.

Other Directorships

Other than as indicated within this section at Business Experience, none of the Company’s directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the “Act”) or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any or any company registered as an investment company under the Investment Company Act of 1940.

Involvement In Certain Legal Proceedings

During the past five years, the Company’s officers and directors have not been involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

On February 29, 2012, the Company’s Board of Directors (i) approved charters for each of the Audit Committee, Compensation Committee and Corporate Governance Committee, (ii) appointed members to each committee and (iii) named a Chair of each committee.

Audit Committee

The purpose of the Audit Committee is to assist the Company’s Board of Directors with oversight of (i) the quality and integrity of the Company’s financial statements and its related internal controls over financial reporting, (ii) the Company’s compliance with legal and regulatory compliance, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of the Company’s independent auditors. The Audit Committee’s primary function is to provide advice with respect to the Company’s financial matters and to assist the Company’s Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance.

Members of the Audit Committee include Robert V. LaPenta, Jr., Samuel A. Greco and Nicholas Segal. Mr. LaPenta, Jr. will serve as Chair.

Compensation Committee

The primary purpose of the Company’s Compensation Committee is to oversee the policies of the Company relating to compensation of the Company’s executives and make recommendations to the Board, as appropriate, with respect to such policies. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees.

Members of the Compensation Committee include Cooper C. Collins, Robert G. Finizio and Nicholas Segal. Mr. Collins will serve as Chair.

Corporate Governance Committee

The purpose of the Company’s Corporate Governance Committee is to (i) identify, review and recommend to the Board qualified candidates for membership on the Company’s Board of Directors and the committees of the Board and (ii) develop and recommend to the Board corporate governance principles and other corporate governance policies and otherwise perform a leadership role in shaping the Company’s corporate governance.

Members of the Corporate Governance Committee include John Milligan, Brian Bernick and Robert LaPenta, Jr. Mr. Milligan will serve as Chair.

Promoters and Control Persons

The Company does not have any promoters.

The Company has control persons as outlined herein under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Code of Business Conduct and Ethics

On October 4, 2011, the Company’s Board of Directors adopted a Code of Business Conduct and Ethics applicable to all directors and executive officers of the Company. This code is intended to focus the members of the Board of Directors and each executive officer on areas of ethical risk, provide guidance to directors and executive officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of the Board of Directors and all executive officers are required to sign this code on an annual basis.

Code of Ethics for Financial Executives

On October 4, 2011, the Company’s Board of Directors adopted a Code of Ethics applicable to all financial executives and any other senior officer with financial oversight responsibilities. This code governs the professional and ethical conduct of the Company’s financial executives, and directs that they: (i) act with honesty and integrity; (ii) provide information that is accurate, complete, objective, relevant, and timely; (iii) comply with federal, state, and local rules and regulations; (iv) act in good faith with due care, competence and diligence; and (v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain. All of the Company’s financial executives are required to sign this code on an annual basis.

Insider Trading Policy

On October 4, 2011, the Company’s Board of Directors adopted an Insider Trading Policy applicable to all directors and officers. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include ‘tipping’ such information, securities trading by the person ‘tipped,’ and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Board of Directors has adopted an Insider Trading Policy that outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against the policy of the Company as such trading can cause significant harm to the reputation for integrity and ethical conduct of the Company. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at the sole discretion of the Company, including dismissal for cause. All members of the Company’s Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis.

Director Independence

Although the Company’s securities are not currently traded on an exchange or on NASDAQ which would require that the Board of Directors include a majority of directors that are independent, the Company has four members of its Board of Directors that qualify as independent directors; namely, Samuel A. Greco, Cooper C. Collins, Robert V. LaPenta, Jr. and Nicholas Segal.

Board Meetings and Committees; Annual Meeting Attendance

During 2011, the Company held three board meetings and conducted other business through Written Actions.

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

The Company’s Articles of Incorporation and Bylaws provide that the Company may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents. Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to officers and directors of the Company pursuant to the foregoing provisions or otherwise, the Company is aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table lists the compensation of the Company’s principal executive officers for the years ended December 31, 2011 and 2010. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred. The following information includes the aggregated Company Options issued to the Company’s executive officers pursuant to the Merger and those issued under the LTIP.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Robert G. Finizio	2011	156,000	-0-	-0-	-0-	-0-	-0-	15,986	171,986
Chief Exec. Officer(2)	2010	140,282	-0-	-0-	-0-	-0-	-0-	2,250	142,532

John C.K. Milligan	2011	156,000	-0-	-0-	-0-	-0-	-0-	25,329	181,329
President/Secretary(3)	2010	144,787	-0-	-0-	-0-	-0-	-0-	9,554	154,341

Daniel A. Cartwright	2011	79,615	-0-	-0-	46,216	-0-	-0-	730	126,561
CFO/Treasurer(4)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mitchell L. Krassan	2011	110,000	-0-	-0-	-0-	-0-	-0-	-0-	110,000
Chief Strategy Officer(5)	2010	15,096	-0-	-0-	62,301	-0-	-0-	-0-	77,397

(1)
The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10. The Black-Scholes-Merton model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.

(2)
For 2011: All Other Compensation includes health insurance premiums paid on Mr. Finizio’s behalf. This table does not include the issuance of Company Warrants for 204,571 shares issued in conjunction with the guarantee of a bank loan under. For 2010: All Other Compensation includes health insurance premiums paid on Mr. Finizio’s behalf.

(3)
For 2011: All Other Compensation includes $15,987 for health insurance premiums paid on behalf of Mr. Milligan, $5,100 paid for car allowance, and $4,242 paid for housing allowance. This table does not include the issuance of Company Warrants for 61,372 shares issued in conjunction with a promissory note and for 204,571 shares issued in conjunction with the guarantee of a bank loan. For 2010: All Other Compensation includes $2,250 for insurance premiums paid on Mr. Milligan’s behalf and $7,304 paid for housing allowance.

(4)
For 2011: (i) Option Awards include the issuance of a non-qualified Company Option for the purchase of 300,000 shares issued on October 21, 2011. (ii) All Other Compensation includes health insurance premiums paid on behalf of Mr. Cartwright. This table does not include the issuance of a Company Warrant for 600,000 shares issued on October 21, 2011.

(5)
For 2010: Option Awards include the issuance of non-qualified Company Options as follows: (A) Company Options for 73,646 and 92,057 shares respectively (as adjusted pursuant to the Conversion Ratio) which were originally issued on May 1, 2010 and reissued on October 4, 2011 pursuant to the Merger and (B) a Company Option for 736,455 shares (as adjusted pursuant to the Conversion Ratio) which was originally issued on September 1, 2010 and reissued on October 4, 2011 pursuant to the Merger.

Outstanding Equity Awards at Fiscal Year End

The table below shows equity awards currently outstanding for the Company’s executive officers at fiscal year ended December 31, 2011,which equity awards consists of non-qualified Company Options issued under the LTIP. No executive officers have exercised their Company Options. This table does not include the issuance of Company Warrants as described elsewhere herein.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert G. Finizio, CEO	1,431,987	(1)	40,914	(1)	-0-	$0.10	01/01/19	-0-	-0-	-0-	-0-
John CK Milligan, IV, Pres./Sec.	1,995,248	(1)	57,007	(1)	-0-	$0.10	01/01/19	-0-	-0-	-0-	-0-
Daniel A. Cartwright, CFO/Treas.	-0-		300,000	(2)	-0-	$0.38	10/21/21	-0-	-0-	-0-	-0-
Mitchell Krassan, Exec. VP	73,646	(3)	-0-		-0-	$0.19	05/01/20	-0-	-0-	-0-	-0-
	23,015	(4)	69,042	(4)	-0-	$0.19	05/10/10	-0-	-0-	-0-	-0-
	265,943	(5)	470,512	(5)	-0-	$0.20	09/01/20	-0-	-0-	-0-	-0-
Brian Bernick, Director	1,391,082	(1)	81,828	(1)	-0-	$0.10	01/01/19	-0-	-0-	-0-	-0-

(1) The Company Option granted on January 1, 2009 vests monthly on the first of each month over three years.
(2) The Company Option granted on October 21, 2011 vest at the rate of 75,000 shares annually on the anniversary of the date of issuance.
(3) All 73,646 underlying shares vested on May 1, 2011.
(4) The options granted on May 1, 2010 vest annually on the anniversary date over four years.
(5) The options granted on September 1, 2010 vest monthly on the first of each month over three years.

Compensation Arrangements with Executive Management

There are no employment agreements or consulting agreements with any of the Company’s executive officers. All executive officers are employed through a verbal compensation arrangement.

Director Compensation

The Company does not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we may reimburse out-of-state directors for costs associated with travel and lodging to attend such meetings. Our directors may also be granted non-qualified Company Options from time to time under the Company’s LTIP or 2012 SOP.

The following table and accompanying footnotes details compensation paid to the Company’s directors for services rendered for the year ended December 31, 2011 and as of December 31, 2011.

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Robert G. Finizio(1)	-0-	-0-	$-0-	-0-	-0-	-0-	$-0-
John C.K. Milligan IV(2)	-0-	-0-	$-0-	-0-	-0-	-0-	$-0-
Brian Bernick, MD(3)	-0-	-0-	$-0-	-0-	-0-	-0-	$-0-

(1)
Does not include: (i) Company Options issued to Finizio for services rendered as an executive officer in the aggregate of 1,772,910 shares or (ii) Company Warrants issued to Finizio in exchange for a personal bank guarantee in the aggregate of 204,571 shares.

(2)
Does not include: (i) Company Options issued to Milligan for services rendered as an executive officer in the aggregate of 2,352,255 shares or (ii) Company Warrants issued to Milligan in exchange for a personal bank guarantee and in connection with a promissory note in the aggregate of 265,943 shares.

(3)
Does not include: (i) Company Options issued to Bernick for services rendered as a consultant in the aggregate of 1,472,910 shares or (ii) Company Warrants issued to Bernick in connection with a promissory note in the aggregate of 61,372 shares.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2011, the Company did not have a Compensation Committee. On February 29, 2012, the Company’s Compensation Committee consists of three members of the Company’s Board of Directors, namely, Cooper C. Collins (Chair), Robert G. Finizio, and Nicholas Segal. Of those members, only Mr. Finizio is an officer and employee of the Company. No current member of our Compensation Committee serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as members of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Securities Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified Company Options, Company Warrants, and convertible securities that are currently exercisable or convertible into shares of the Company’s Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Company Options, Company Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for all beneficial owners is 951 Broken Sound Pkwy NW, #320, Boca Raton, FL 33487.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class

Robert G. Finizio Chairman and Chief Executive Officer	Common Stock	23,813,493	(2)	27.61%
John C.K. Milligan, IV President, Secretary and Director	Common Stock	8,660,642	(3)	9.97%
Daniel A. Cartwright Chief Financial Officer, Vice Pres. Finance, Treasurer	Common Stock	163,632	(4)	0.19%
Mitchell L. Krassan Executive Vice President, Chief Strategy Officer	Common Stock	677,128	(5)	0.79%
Brian Bernick, M.D. Director	Common Stock	10,654,049	(6)	12.37%
Samuel A. Greco Director	Common Stock	400,000	(7)	0.47%
Cooper C. Collins Director	Common Stock	2,631,579	(8)	3.11%
Robert V. LaPenta, Jr. Director	Common Stock	5,000	(9)	0.01%
Nicholas Segal Director	Common Stock	3,948,719	(10)	4.66%

All directors and executive officers as a group (9 persons)	Common Stock	50,95,242	(11)	55.94%

Steven G. Johnson, Shareholder 804 Tree Haven Ct., Highland Village, TX 75077	Common Stock	8,318,283	(12)	9.38%
Robert J. Smith, Shareholder 13650 Fiddlesticks Blvd., #202-324; Ft. Myers, FL 33912	Common Stock	8,304,334	(13)	9.36%
Wellington Management Company, LLP 280 Congress St., Boston, MA 02210	Common Stock	5,000,000	(14)	5.90%

(1)
Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 84,608,826 shares of Common Stock currently outstanding as adjusted for each shareholder.

(2)
This amount includes (i) 22,161,586 shares directly owned by Finizio, (ii) 1,472,910 shares due to Finizio upon exercise of vested shares under Options and (iii) 178,997 shares due to Finizio upon exercise of vested shares under a Warrant. The percentage of class for Finizio is based on 86,260,733 shares which would be outstanding if all of Finizio’s vested shares under the Options and Warrant were exercised.

(3)
This amount includes (i) 6,368,018 shares directly owned by Milligan, (ii) 2,052,255 shares due to Milligan upon exercise of vested shares under Options, and (iii) 240,369 shares due to Milligan upon exercise of vested shares under Warrants. The percentage of class for Milligan is based on 86,901,450 shares which would be outstanding if all of Milligan’s vested shares under the Options and Warrants were exercised.

(4)
This amount includes 163,632 shares due to Cartwright upon exercise of vested shares under a Warrant. The percentage of class for Cartwright is based on 84,772,458 shares which would be outstanding if all vested shares under the Warrant were exercised.

(5)
This amount includes 677,128 shares due to Krassan upon exercise of vested shares under Options. The percentage of class for Krassan is based on 85,285,954 shares which would be outstanding if all of Krassan’s vested shares under the Options were exercised.

(6)
This amount includes (i) 9,119,767 shares beneficially owned by BF Investment Enterprises, Ltd., a company controlled by Mr. Bernick (“BF Investment”), (ii) 1,472,910 shares due to BF Investment upon exercise of vested shares under Options and (iii) 61,372 shares due to BF Investment upon exercise of vested shares under a Warrant. The percentage of class for Bernick is based on 86,143,108 shares which would be outstanding if all of BF Investment’s vested shares under the Options and Warrant were exercised.

(7)	This amount includes 400,000 shares directly owned by Greco, which shares are currently pledged as security for a promissory note.
(8)
These shares are beneficially owned by Pernix Therapeutics Holdings, Inc., of which Collins is CEO, director and largest shareholder. Collins exercises voting control in part with the remaining directors of Pernix and disclaims beneficial ownership of the shares.

(9)	These shares are directly owned by LaPenta.
(10)
This amount includes (i) 245,485 shares directly owned by Segal, (ii) 3,549,805 shares beneficially owned by Fourth Generation Equity Partners (“Fourth Generation”), (iii) 92,057 shares due to Segal upon exercise of vested shares under an Option, and (iv) 61,372 shares due to Fourth Generation upon exercise of vested shares under an Option. Segal owns 11.5812% of Fourth Generation equal to 411,110 shares and 5,299 vested shares under the Fourth Generation Option. Segal disclaims beneficial ownership to the remaining shares and remaining vested shares under the Option owned by Fourth Generation. The percentage of class for Segal is based on 84,762,255 shares which would be outstanding if all of Segal’s and Fourth Generation’s vested shares under Options were exercised.

(11)
This amount includes all shares directly and indirectly owned by all officers and directors and all shares to be issued directly and indirectly upon exercise of vested shares under Options and Warrants, The percentage of class for all officers and directors is based on 91,081,828 shares which would be outstanding if all of the officers’ and directors’ vested shares under Options and Warrants were exercised.

(12)
This amount includes (i) 4,245,540 shares beneficially owned through S.J. Capital, LLC, an entity solely owned by Johnson and (ii) 4,072,743 shares due to Johnson upon the exercise of vested Warrants. The percentage of class for Johnson is based on 88,681,569 shares which would be outstanding if all of Johnson’s shares under the vested Warrants were exercised.

(13)
This amount includes (i) 4,231,591 shares beneficially owned through Energy Capital, LLC, an entity solely owned by Smith and (ii) 4,072,743 shares due to Smith upon the exercise of vested Warrants. The percentage of class for Smith is based on 88,681,569 shares which would be outstanding if all of Smith’s shares under the vested Warrants were exercised.

(14)
The shares are beneficially owned by Wellington Management, in its capacity as investment adviser, for its clients. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of such shares. No such client is known to have such right or power with respect to more than five percent.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (i) current public information is available about the Company, (ii) the shares have been fully paid for at least one year, (iii) the shares are sold in a broker’s transaction or through a market-maker, and (iv) the seller files a Form 144 with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Commission. The Company believes that during fiscal 2011, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2011.

Loan Guaranty

On March 7, 2011, VitaMed entered into a Business Loan Agreement and Promissory Note for a $300,000 bank line of credit (the “Bank LOC”) for which the bank required a personal guarantee and cash collateral. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed. The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012. The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the “Bank LOC Extension”). The Bank LOC Extension accrued interest at the rate of 2.35% and is due on March 1, 2013. In consideration for the personal guarantees and cash collateral, VitaMed issued VitaMed Warrants for an aggregate of 499,998 Units (or Company Warrants for an aggregate of 613,713 shares pursuant to the Conversion Ratio). The ten-year Warrants vest at the rate of an aggregate of 76,714 shares per calendar quarter end and have an exercise price of $0.2444 per share. In the event that the bank loan is repaid prior to being fully vested, the Company Warrants will be reissued only for the number of shares vested through the date of repayment. At March 31, 2012, an aggregate of 306,867 shares will be vested thereunder.

Loans from Affiliates

The VitaMed Promissory Notes for an aggregate of $500,000 included an aggregate of $200,000 being issued to certain officers and directors of the Company. John Milligan, President and Director, and Dr. Brian Bernick, Director, were issued VitaMed Promissory Notes for $50,000 each. Reich Family LP, an entity controlled by Mitchell Krassan, Executive Vice President, and Fourth Generation Equity Partners, LLC (“Fourth Generation”), an entity controlled by Nick Segal, a director of VitaMed at the time of the issuance, were issued VitaMed Promissory Notes for $50,000 each. The VitaMed Promissory Notes bear interest at the rate of four percent (4%) per annum. On October 6, 2011, (i) principal and interest of approximately $50,696 under the Note to Reich Family LP was repaid, (ii) principal and interest of approximately $50,696 under the Note to Fourth Generation was converted into 133,411 shares of the Company’s Common Stock at $0.38 per share, and (iii) the due date for the VitaMed Promissory Notes to Mr. Milligan and Dr. Bernick was extended to March 1, 2012. By mutual agreement of the parties, the VitaMed Promissory Notes to Mr. Milligan and Dr. Bernick were further extended to April 14, 2012.

In December 2011, the Company sold 4% Promissory Notes for an aggregate of $100,000 to Robert Finizio, Chief Executive Officer and Director, and Mr. Milligan. The original due dates of March 1, 2012 were subsequently extended to April 14, 2012 by mutual agreement of the parties.

Lock Up Agreements

As required by of the Merger Agreement, a Lock Up Agreement was entered into between the Company and security holders covering the aggregate of 70,000,000 shares of the Company’s Common Stock issued pursuant to the Merger or reserved for issuance pursuant to Company Options and Company Warrants. Each security holder agreed that from the date of the Agreement until eighteen (18) months thereafter (the “Lock-Up Period”), they would not make or cause any sale of the Company’s securities. After the completion of the Lock-Up Period, the security holder agreed not to sell or dispose of more than 2.5 percent (2.5%) of the aggregate Common Stock or shares reserved for issuance for Company Options and Company Warrants per quarter over the following twelve (12) month period (the “Dribble Out Period”). Upon the completion of the Dribble Out Period, the Lock Up Agreements shall terminate.

Agreements with Pernix Therapeutics, LLC

As previously mentioned, the Company closed a Stock Purchase Agreement with Pernix on October 4, 2011 which included a Lock Up Agreement. The President and largest shareholder of Pernix, Cooper C. Collins, was elected to serve on the Company’s Board of Directors on February 29, 2012. From time to time, the Company has and will continue to enter into agreements with Pernix in the normal course of business, which agreements are negotiated in arms-length transactions.

Non-qualified Stock Options and Warrants

As previously mentioned herein at Recent Sales of Unregistered Securities, from October 4, 2011 through the filing of this Report, the Company has issued Company Options and Company Warrants to its executive officers, directors, and non-executive employees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. In 2011, Rosenberg Rich Baker Berman & Company (“RRBB”) billed the Company $24,410 for professional services rendered for the annual audit for the year ended December 31, 2010, the quarterly review of the Company’s financial statements for 2011, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year. In 2010, KBL, LLP (“KBL”) billed the Company $25,500 for professional services rendered for the annual audit for the year ended December 31, 2009, the quarterly review of the Company’s financial statements for 2010, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. In 2011, RRBB billed the Company $3,500 for the preparation of tax returns for the fiscal years ended December 31, 2010. In 2010, KBL billed the Company $2,500 for the preparation of tax returns for the fiscal years ended December 31, 2009.

All Other Fees. We incurred no other fees for the years ended December 31, 2011 and 2010.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exh.	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger by and among AMHN, Inc., VitaMedMD, LLC and VitaMed Acquisition, LLC(9)
3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(4)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc. (5)
3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada(6)
3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada(6)
3.6	August 3, 2010	Certificate of Amendment and Restatement to the Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)
3.7	n/a	Bylaws for the State of Nevada(7)
10.1	November 9, 2010	Promissory Note to Philip M. Cohen for $210,000(8)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(8)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(8)
10.4	May 7, 2011	Sales Representation Agreement with Mann Equity, LLC(8)
10.5	July 9, 2011	Lease Agreement(10)
10.6	September 8, 2011	Stock Purchase Agreement between the Company and Pernix Therapeutics, LLC(10)
10.7	September 8, 2011	Lock-Up Agreement between the Company and Pernix Therapeutics, LLC(10)
10.8	n/a	Common Stock Purchase Warrant, form of(10)
10.9	n/a	Non-Qualified Stock Option, form of(10)
10.10	September 2011	Convertible Promissory Note, form of(12)
10.11	September 20, 2011	Lang Financing Agreement(15)
10.12	October 18, 2011	Debt Conversion Agreement with Energy Capital, LLC(11)
10.13	October 18, 2011	Debt Conversion Agreement with First Conquest Investment Group, LLC(11)
10.14	October 21, 2011	Consulting Agreement with Lang Naturals, Inc. (11)
10.15	October 21, 2011	Warrant to Lang Naturals, Inc. (11)
10.16	October 21, 2011	Lock-Up Agreement with Lang Naturals, Inc. (11)
10.17	November 3, 2011	Software License Agreement with Pernix Therapeutics, LLC(18)
10.18	November 18, 2011	Promissory Note, form of(12)
10.19	February 24, 2012	Note Purchase Agreement between the Company and Johnson and Plato(16)
10.20	February 24, 2012	Secured Promissory Note between the Company and Johnson and Plato, form of(16)
10.21	February 24, 2012	Security Agreement between the Company and Johnson and Plato(16)
10.22	February 24, 2012	Common Stock Purchase Warrant to Johnson and Plato, form of(16)
10.23	February 29, 2012	Audit Committee Charter(17)
10.24	February 29, 2102	Compensation Committee Charter(17)
10.25	February 29, 2012	Corporate Governance Committee Charter(17)
14.00	n/a	Code of Business Conduct and Ethics, form of(5)
14.01	n/a	Code of Business Ethics for Financial Executives, form of(5)
14.02	n/a	Insider Trading Policy, form of(5)
16.1	December 14, 2011	Letter to the SEC from Parks & Company, LLC(13)
16.2	February 1, 2012	Letter addressed to the SEC from Parks & Company, LLC(14)
21.00	March 27, 2012	Subsidiaries of the Registrant*
31.1	March 27, 2012	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	March 27, 2012	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*

32.1	March 27, 2012	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	March 27, 2012	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to Form 10-Q for quarter ending June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Form 10-Q for quarter ending March 30, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference.
(9)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference.
(12)	Filed as an exhibit to Form 8-K filed with the Commission on November 18, 2011 and incorporated herein by reference.
(13)	Filed as an exhibit to Form 8-K filed with the Commission on January 25, 2012 and incorporated herein by reference.
(14)	Filed as an exhibit to Form 8-K filed with the Commission on February 1, 2012 and incorporated herein by reference.
(15)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 2, 2012 and incorporated herein by reference.
(16)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference.
(17)	Filed as an exhibit to Form 8-K filed with the Commission on February 29, 2012 and incorporated herein by reference.
(18)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 27, 2012

THERAPEUTICSMD, INC.

	By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer

	By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert G. Finizio and Daniel A. Cartwright and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and do file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C.K. Milligan, IV	President, Secretary, Director	March 27, 2012
John C.K. Milligan, IV

/s/ Brian Bernick	Director	March 27, 2012
Brian Bernick

/s/ Samuel A. Greco	Director	March 27, 2012
Samuel A. Greco

/s/ Cooper C. Collins	Director	March 27. 2012
Cooper C. Collins

/s/ Robert V. LaPenta, Jr.	Director	March 27, 2012
Robert V. LaPenta, Jr.

/s/ Nicholas Segal	Director	March 27, 2012
Nicholas Segal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TherapeuticsMD, Inc.

We have audited the accompanying balance sheet of TherapeuticsMD, Inc. as of December 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. TherapeuticsMD, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TherapeuticsMD, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has suffered a loss from operations of approximately $5.4 million and had negative cash flow from operations of approximately $5.0 million.   This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note C.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
March 27, 2012

Parks & Company, LLC

Certified Public Accountants & Consultants

1761 W. Hillsboro Boulevard, Suite 326

Deerfield Beach, FL 33442 Phone (954) 719-7569

www.parkscpas.com Fax (954) 719-3704

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members’of VitamedMD, LLC

We have audited the accompanying balance sheet of VitamedMD, LLC as of December 31, 2010, and the related statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2010. VitamedMD, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VitamedMD, LLC as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has not yet established profitable operations and has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note C. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note N, the Company restated its 2010 financial statements to correct errors related to the valuation of compensation and consultant expense using the Black-Scholes option-pricing model.

Parks & Company, LLC

Deerfield Beach, Florida

February 28, 2012

THERAPEUTICSMD, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS		(Restated)
Current Assets:
Cash	$126,421	$422,939
Accounts receivable, net of allowance for doubtful accounts of $1,500 and $0, respectively	26,720	11,812
Inventory	588,073	618,069
Other current assets	496,060	6,292
Total current assets	1,237,274	1,059,112
Fixed Assets:
Property and equipment, net of accumulated depreciation of $81,500 and $26,655, respectively	70,113	96,192
Other Assets:
Security deposit	31,949	31,949
Patent costs	18,870	10,000
Other assets	80,515	-
	131,334	41,949
Total assets	$1,438,721	$1,197,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$2,150,000	$-
Accounts payable	306,511	117,636
Notes payable, related parties	200,000	-
Accrued interest	28,321	-
Other current liabilities	465,747	115,206
Total current liabilities	3,150,579	232,842

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 250,000,000 shares authorized; 82,978,804 and 55,487,321 issued and outstanding, respectively	82,979	55,487
Additional paid in capital	15,198,241	4,988,637
Accumulated deficit	(16,993,078)	(4,079,713)
Total stockholders' equity (deficit)	(1,711,858)	964,411
Total liabilities and stockholders' equity	$1,438,721	$1,197,253

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2011	2010
		(Restated)
Revenues, net	$2,088,177	$1,241,921

Cost of goods sold	947,112	556,390

Gross profit	1,141,065	685,531

Operating expenses:
Sales, general, and administration	6,406,197	3,464,810
Research and development	107,241	65,402
Depreciation and amortization	54,845	22,783

Total operating expense	6,568,283	3,552,995

Operating loss	(5,427,218)	(2,867,464)

Other income and (expense)
Settlement of debt	(7,390,000)	-
Interest expense	(64,380)	-
Loan guaranty costs	(38,159)	-
Other income	6,392	-

Total other income (expense)	(7,486,147)	-

Loss before taxes	(12,913,365)	(2,867,464)

Provision for income taxes	-	-

Net loss	$(12,913,365)	$(2,867,464)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.21)	$(0.07)

Weighted average number of common shares outstanding	62,516,461	38,289,463

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	39,516,450	$39,516	$1,656,364	$(1,212,249)	$483,631

Shares issued in private placement	15,970,871	15,971	3,154,672	-	3,170,643
Options issued as compensation	-	-	177,601	-	177,601
Net loss	-	-	-	(2,867,464)	(2,867,464)

Balance, December 31, 2010 (Restated)	55,487,321	55,487	4,988,637	(4,079,713)	964,411

Effect of merger and recapitalization pursuant to execution of Security Exchange Agreement	165,879	166	(255,919)	-	(255,753)
Shares issued in private placement	5,551,589	5,552	1,701,448	-	1,707,000
Shares issued in exchange for debt	21,681,958	21,682	8,217,455	-	8,239,137
Shares issued in exercise of warrants	92,057	92	17,158	-	17,250
Options issued as compensation	-	-	183,355	-	183,355
Warrants issued for services	-	-	190,280	-	190,280
Warrants issued for loan guaranty costs-related parties	-	-	93,969	-	93,969
Warrants issued for financing costs	-	-	45,362	-	45,362
Warrants issued as financing costs-related parties			9,338	-	9,338
Warrants issued as compensation-related party	-	-	7,158	-	7,158
Net loss	-	-	-	(12,913,365)	(12,913,365)

Balance, December 31, 2011	82,978,804	$82,979	$15,198,241	$(16,993,078)	$(1,711,858)

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(12,913,365)	$(2,867,463)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Effect of merger and recapitalization pursuant to execution of Security Exchange Agreement	(255,753)	-
Depreciation	54,845	22,783
Allowance for doubtful accounts	1,500	-
Amortization of debt discount	28,719	-
Stock based debt settlement	7,600,000	-
Stock based compensation	190,513	177,601
Warrants issued for services	22,630	-
Non-cash financing costs	25,980	-
Loan guaranty costs	38,159	-
Changes in operating assets and liabilities:
Accounts receivable	(16,409)	(6,008)
Inventory	29,996	(454,683)
Other current assets	(346,822)	152,916
Accounts payable	188,876	95,034
Accrued interest	33,994	-
Accrued expenses and other current liabilities	350,541	36,033

Net cash flows used in operating activities	(4,966,596)	(2,843,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,766)	(27,348)
Patent costs, net of abandoned costs	(8,870)	-

Net cash flows used in investing activities	(37,636)	(27,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	2,484,160	-
Proceeds from sale of common stock	1,000,000	-
Proceeds from sale of membeship units, net of expenses	707,000	3,170,645
Proceeds bank line of credit	300,000	-
Proceeds from notes and loans payable-related parties	300,000	-
Proceeds from exercise of options	17,250	-
Repayment of notes payable-related party	(100,696)	-

Net cash flows provided by financing activities	4,707,714	3,170,645

Increase (decrease) in cash	(296,518)	299,510
Cash, beginning of period	422,939	123,429
Cash, end of period	$126,421	$422,939

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$696	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Warrants issued for financing	$148,668	$-

Warrants issued for services	$190,280	$-

Conversion of notes payable and accrued interest into common stock	$849,137	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A – THE COMPANY

Corporate Overview and History of Therapeutics

TherapeuticsMD, Inc., a Nevada corporation (“Therapeutics” or the “Company”) was incorporated in Utah in 1907 under the name Croff Mining Company. The Company changed its name to Croff Oil Company in 1952 and in 1996 changed its name to Croff Enterprises, Inc. In the twenty (20) years prior to 2008, Croff’s operations consisted entirely of oil and natural gas leases. Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level although it continued to file reports required under the Exchange Act. As a result of the spin-off, Croff was a “shell company” under the rules of the Commission. In July 2009, the Company (i) closed a transaction to acquire America’s Minority Health Network, Inc. as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former shareholders of America’s Minority Health Network, Inc. acquired control of the Company. On September 14, 2009, the Company changed its name to AMHN, Inc. On June 11, 2010, the Company closed a transaction to acquire Spectrum Health Network, Inc. as a wholly owned subsidiary. On July 20, 2010, the Company filed Articles of Conversion and Articles of Incorporation to redomicile in the State of Nevada and changed the par value of its shares of capital stock to $0.001 per share. On July 31, 2010, the Company transferred the assets of America’s Minority Health Network, Inc. to a secured noteholder in exchange for the satisfaction of debt associated therewith. On February 15, 2011, the Company transferred the assets of Spectrum Health Network, Inc. to a secured noteholder in exchange for the satisfaction of debt associated therewith and in exchange for an Exclusive Licensing, Distribution and Advertising Sales Agreement (“Licensing Agreement”) under which the Company could sell subscription services and advertising on the Spectrum Health Network for commissions. On August 3, 2011 (with an effective date of October 3, 2011), in anticipation of closing the Merger (as defined and described below), the Company filed Amended and Restated Articles of Incorporation to change its name to TherapeuticsMD, Inc. and to increase the shares of Common Stock authorized for issuance to 250,000,000. On October 4, 2011, the Company closed the Merger with vitaMedMD, LLC, a Delaware limited liability company (“VitaMed”). As of December 31, 2011, Company management determined that VitaMed would become the sole focus of the Company and services performed relative to the Licensing Agreement were discontinued. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our newly-acquired wholly owned subsidiary, VitaMed.

The Company maintains a website at www.therapeuticsmd.com.

Agreement and Plan of Merger with VitaMed

On July 18, 2011, Therapeutics entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among VitaMed and VitaMed Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (the “Merger Sub”), pursuant to which the Company would acquire 100% of VitaMed. The proposed acquisition was to be accomplished by the merger of Merger Sub with and into VitaMed with VitaMed being the surviving limited liability company (the “Merger”) in accordance with the Limited Liability Company Act of the State of Delaware. The Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware on October 4, 2011 (the “Effective Time”). In preparation of and prior to the closing of the Merger Agreement, the Company completed the following required corporate actions with an effective date of October 3, 2011:

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
NOTE A – THE COMPANY (Continued)

Agreement and Plan of Merger with VitaMed (continued)

•
a reverse split of the Company’s 16,575,209 issued and outstanding shares of Common Stock on a ratio of 1 for 100 (the “Reverse Split”). As a result of the Reverse Split, each share of Common Stock outstanding on July 28, 2011 (the “Record Date”), without any action on the part of the holder thereof, became one one-hundredth of a share of Common Stock. The Reverse Split decreased the number of outstanding shares of the Company’s Common Stock by approximately 99% resulting in 165,856 shares outstanding after the Reverse Split. The effectuation of the Reverse Split did not result in a change in the relative equity position or voting power of the shareholders of the Company,

•	an increase of its authorized shares of Common Stock to 250,000,000,
•	a change in the name of the Company to TherapeuticsMD, Inc., and
•	an amendment to the Company’s Long Term Incentive Compensation Plan (“LTIP”) to increase the authorized shares for issuance thereunder to 25,000,000.

On October 4, 2011, the Closing Date of the Merger Agreement, the Company acquired 100% of VitaMed in exchange for the issuance of shares of the Company’s Common Stock, as more fully described below (the “Merger”). In accordance with the provisions of this triangulated merger, the Merger Sub was merged with and into VitaMed as of the Effective Date. Upon consummation of the Merger Agreement and all transactions contemplated therein, the separate existence of the Merger Sub ceased and VitaMed became a wholly owned subsidiary of the Company.

Exchange of Securities

At the Effective Time, all outstanding membership units of VitaMed (the “Units”) were exchanged for shares of the Company’s Common Stock. In addition, all outstanding VitaMed options to purchase VitaMed membership units (the “VitaMed Options”) and all outstanding VitaMed warrants to purchase VitaMed membership units (the “VitaMed Warrants”) were exchanged and converted into options and warrants for the purchase of the Company’s Common Stock (“Company Options” and “Company Warrants”, respectively). All Units, VitaMed Options and VitaMed Warrants were exchanged on a pro-rata basis for shares of the Company’s Common Stock which in the aggregate totaled 70,000,000 shares, resulting in a conversion ratio calculated by the sum of all outstanding Units, VitaMed Options and VitaMed Warrants divided by 70,000,000 (the “Conversion Ratio”). Pursuant to the Conversion Ratio, the Company issued 58,407,331 shares of the Company’s Common Stock in exchange for the outstanding Units, reserved for issuance an aggregate of 10,119,796 shares issuable upon the exercise of the Company Options, and reserved for issuance an aggregate of 1,472,916 shares issuable upon the exercise of the Company Warrants. After giving effect to the Reverse Split, and taking into consideration the 58,407,331 aforementioned shares issued in exchange for the Units, the number of shares of the Company’s Common Stock issued and outstanding as of the Closing Date was 58,573,187, of which the former members of VitaMed owned approximately 99%. All shares of the Company’s Common Stock issued in exchange for the Units, and to be issued upon exercise of the Company Options and Company Warrants, are subject to a lock-up agreement for a period of eighteen (18) months from the Closing.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A – THE COMPANY (Continued)

Corporate Overview and History of VitaMed

VitaMed is a specialty pharmaceutical company organized as a limited liability company in the State of Delaware on May 13, 2008. VitaMed is focused on providing the highest quality products to the women’s health market. Our national sales force that calls on physicians and pharmacies is enhanced by our patent-pending technology and business methodology. This combination allows us to market both over-the-counter (“OTC”) and prescription nutritional supplements, drugs, medical foods and other medical products through pharmacies and our web-site with the recommendation of physicians by creating unique value propositions for patients, physician/providers and insurance payors.

In the early part of 2009, we completed formulation of our first products, a prenatal multivitamin and a vegan docosahexaenoic acid (“DHA”) supplement and introduced the product to the market in June 2009 with sales primarily in South Florida. In September 2010, we achieved a milestone of $1 million in total sales and had begun to expand our sales force nationally and currently have product sales into 46 states. Our product line has been expanded to ten core products and our new product development continues to focus on the women’s health market. As we continue our product development efforts for both new products and refinements to existing products, we are also seeking proprietary ingredients and formulations that can be exclusively licensed or patented for use in women’s healthcare that will further differentiate our products from the competition.

VitaMed maintains websites at www.vitamedmd.com and www.vitamedmdrx.com.

Throughout these Notes to Consolidated Financial Statements, the terms “we,” “us,” “our,” “Therapeutics,” or the “Company” refers to TherapeuticsMD, Inc., and unless otherwise specified, includes our wholly owned subsidiary, VitaMed.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 and 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. The Company had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 and 2010.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under normal trade terms. The Company reviews the accounts receivable for uncollectible accounts and credit card charge-backs and provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off to bad debt expense based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. Historically, our bad debt expense has been limited because the majority of our trade receivables are paid via credit card. Data we use to calculate these estimates does not accurately reflect bad debts; adjustments to these reserves may be required. At December 31, 2011 and 2010, the Company recorded an allowance for doubtful accounts of $1,500 and $0, respectively.

Inventories

Inventories represent packaged nutritional products and supplements which are valued at the lower of cost or market using the average cost method.

Fixed Assets

Property and Equipment-Property and equipment is stated at cost, net of accumulated depreciation. Maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years. Depreciation expense totaled $25,686 and $5,105 for the years ended December 31, 2011 and 2010, respectively.

Website-Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three-year life of the asset. Amortization of website development costs totaled $29,159 and $17,678 for the years ended December 31, 2011 and 2010, respectively.

Intangible Assets

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 350 Intangible-Goodwill and Other (“ASC 350”).

Capitalized patent costs, net of accumulated amortization, include legal costs incurred for a patent application. In accordance with ASC 350, once the patent is granted, the Company will amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, the Company will write-off any capitalized patent costs at that time. Intangible assets are reviewed annually for impairment or when events or circumstances indicate that their carrying amount may not be recoverable. There was no amortization expense related to patent costs for the years ended December 31, 2011 and 2010 as patents have not yet been granted.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include, but are not limited to:

•	Significant declines in an asset’s market price;
•	Significant deterioration in an asset’s physical condition;
•	Significant changes in the nature or extent of an asset’s use or operation;
•	Significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
•	Accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
•	Current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
•	Expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, the Company determines whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. The Company estimates the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compares that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. The Company’s estimates are based upon its historical experience, its commercial relationships, market conditions and available external information about future trends. The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and short-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. Interest rates that are currently available to the Company for issuance of short-term debt with similar terms and remaining maturities are used to estimate the fair value of the Company’s short-term debt.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

The Company categorizes its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2
Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

Level 3	Unobservable inputs for the asset or liability.

At December 31, 2011 and 2010, the Company had no assets or liabilities that are valued at fair value on a recurring basis.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with ASC 740, Income Taxes, the Company recognizes the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2011 and 2010, the Company has no tax positions relating to open tax returns that were considered to be uncertain.

Stock Based Compensation

In December 2004, the FASB issued ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 companies are required to measure the compensation costs of unit-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Unit-based compensation arrangements include unit options, restricted share plans, performance-based awards, share appreciation rights and employee

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (continued)

share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company uses the Black-Scholes option pricing model which requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. FASB ASC 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC.

The Company recognizes compensation expense for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718-10, “Share Based Payments.” Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period.

Debt Discounts

Costs incurred with parties who are providing long-term financing, which include warrants issued with the underlying debt, are reflected as a debt discount based on the relative fair value of the debt and warrants to the total proceeds. These discounts are generally amortized over the life of the related debt using the effective interest rate method. In connection with debt issued during the years ended December 31, 2011 and 2010, the Company recorded debt discounts totaling $28,719 and $0, respectively. Amortization expense related to debt discounts totaled $28,719 and $0 for the years ended December 31, 2011 and 2010, respectively, and is included in interest expense on the accompanying consolidated financial statements. Debt discount was fully amortized at December 31, 2011.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605, “Revenue Recognition” (“ASC 605”). Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company generates revenue by sales of products primarily to retail consumers. The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. Outbound shipping and handling fees are included in sales and are billed upon shipment. Shipping expenses are included in cost of sales. The majority of the Company’s sales are paid with credit cards and the Company usually receives the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to sales. We provide an unconditional thirty-day money-back return policy whereby we accept product returns from our retail, wholesale and

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

eCommerce customers. Historically we have experienced returns (monitored on a daily basis) equal to approximately one percent of sales. Total returns were $20,726 and $13,734 for the years ended December 31, 2011 and 2010, respectively. We consider the potential returns to be de minimis and have not established an allowance for product returns at this time.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in cost of sales on the accompanying consolidated financial statements.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expenses totaled $19,408 and $25,698 during the years ended December 31, 2011 and 2010, respectively.

Research and Development Expenses

Research and development expenditures, which are expensed as incurred, totaled $107,241 and $65,402 during the years ended December 31, 2011 and 2010, respectively.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants. Potential common shares totaling 96,618,626 and 165,752 (Reverse Split shares) at December 31, 2011 and 2010, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to the net loss reported by the Company.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet - Offsetting. This guidance requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for us as of January 1, 2013 and will not materially impact our financial statement disclosures.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This guidance provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012 and will not materially impact on our financial condition, results of operations, or financial statement disclosures.

In May 2011, FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Management does not believe there would be a material effect on the accompanying financial statements had any other recently issued but not yet effective accounting standards been adopted in the current period.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $5,400,000, had negative cash flow from operations of approximately $5,000,000 and had an accumulated deficit of approximately $17,000,000 at December 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and to continue to increase its sales and marketing activities; however, there are no assurances that management will be successful in their efforts. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE D – STOCKHOLDERS’ EQUITY

As previously mentioned herein, on October 4, 2011, all Units were exchanged for shares of the Company’s Common Stock. In addition, all VitaMed Options and VitaMed Warrants were exchanged and converted into Company Options and Company Warrants. All Units , VitaMed Options and VitaMed Warrants were exchanged on a pro-rata basis for shares of the Company’s Common Stock which in the aggregate totaled 70,000,000 shares, resulting in a conversion ratio calculated by the sum of all Units, VitaMed Options and VitaMed Warrants divided by 70,000,000 (the “Conversion Ratio”). Pursuant to the Conversion Ratio, the Company issued 58,407,331 shares of the Company’s Common Stock in exchange for the Units, reserved for issuance an aggregate of 10,119,796 shares issuable upon the exercise of the Company Options and reserved for issuance an aggregate of 1,472,916 shares issued upon the exercise of the Company Warrants.

Preferred Stock

At December 31, 2011, the Company had 10,000,000 shares of Preferred Stock, par value $0.001 authorized and none outstanding, which shares can be designated by the Company’s Board of Directors.

Common Stock

At December 31, 2011, the Company had 250,000,000 shares of Common Stock, $0.001 par value authorized, with 82,978,781 shares of Common Stock issued and outstanding.

Between February and May 2011, VitaMed sold 2,892,630 Units for an aggregate purchase price of $707,000.

On October 3, 2011, the Company effected a reverse split of its 16,575,209 issued and outstanding shares of Common Stock on a ratio of 1 for 100 resulting in 165,856 shares issued and outstanding thereafter.

On October 5, 2011, the Company closed a Stock Purchase Agreement with Pernix Therapeutics, LLC, a Louisiana limited liability company (“Pernix”). Pursuant to the terms of the Stock Purchase Agreement dated September 8, 2011, Pernix agreed to purchase 2,631,579 shares of the Company’s Common Stock (the “Shares”) at a purchase price of $0.38 per share for a total purchase price of $1,000,000 (“Purchase Price”). In connection with the Stock Purchase Agreement, the Company and Pernix entered into a Lock-Up Agreement which, among other things, restricts the sale, assignment, transfer, encumbrance and other disposition of the Shares issued to Pernix. Pursuant to the terms of the Lock-Up Agreement, Pernix agreed

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (continued)

that for a period of twelve (12) months from the date of the Lock-Up Agreement, it would not make or cause any sale of the Shares (the “Lock-Up Period”). After the completion of the Lock-Up Period, Pernix agreed not to sell or dispose of more than five percent (5%) of the Shares per quarter for the following twelve (12) month period.

In October and November 2011, the Company converted principle and accrued interest in the aggregate of $849,137 into shares of Common Stock of the Company totaling 20,000,000 and 1,681,958, respectively, as more fully described in NOTE I – NOTES PAYABLE.

In December 2011, a former director of VitaMed, exercised Company Options to purchase 92,057 shares of the Company’s Common Stock at an aggregate exercise price of $17,250.

Warrants

The valuation methodology used to determine the fair value of Common Stock purchase warrants is the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”), an acceptable model in accordance with ASC 718-10. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate and the term of the Common Stock purchase warrant.

As of December 31, 2011, the Company had Company Warrants outstanding for an aggregate of 3,057,627 shares of the Company’s Common Stock (including the conversion of VitaMed Warrants as described above) with a weighted average contractual life of 8.0 years and exercise prices ranging from $0.24 to $1.50 per share resulting in a weighted average exercise price of $0.39 per share.

As of December 31, 2011, unamortized costs associated with Company Warrants totaled approximately $349,000.

During the year ended December 31, 2011, the Company issued the following:

Purpose	Number of Shares Under Company Warrants	Exercise Price	Exercise Term in Years	Fair Value
Loan guaranty	613,713	$0.24	10	$93,969
Loan consideration	613,718	$0.41	5	30,993
Product consulting	1,045,485	$0.38-$0.41	5-10	189,942
Services	784,711	$0.38-$1.50	5-10	159,363
	3,057,627			$474,267

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Warrants (continued)

On March 7, 2011, VitaMed entered into a Business Loan Agreement and Promissory Note for a $300,000 bank line of credit (the “Bank LOC”) for which the bank required a personal guarantee and cash collateral. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed. The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012. The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the “Bank LOC Extension”). The Bank LOC Extension accrues interest at the rate of 2.35% and is due on March 1, 2013. In consideration for the personal guarantees and cash collateral, VitaMed issued VitaMed Warrants for an aggregate of 499,998 Units (or Company Warrants for an aggregate of 613,713 shares pursuant to the Conversion Ratio). The ten-year Warrants vest at the rate of an aggregate of 76,714 shares per calendar quarter end and have an exercise price of $0.2444 per share. In the event that the bank loan is repaid prior to being fully vested, the Company Warrants will be reissued only for the number of shares vested through the date of repayment. At March 31, 2012, an aggregate of 306,867 shares will be vested thereunder. The VitaMed Warrants were valued on the date of the grant using a term of 10 years; a volatility of 47.89%; risk free rate of 3.48%; and a dividend yield of 0%. Of the $93,969 fair value, $38,159 was recorded as loan guaranty costs in other income and expense and $55,810 was recorded as prepaid expense on the accompanying consolidated financial statements.

In June 2011, VitaMed sold Promissory Notes (the “VitaMed Promissory Notes”) in the aggregate of $500,000 with accompanying VitaMed Warrants for an aggregate of 500,000 shares (or Company Warrants for an aggregate of 613,718 shares pursuant to the Conversion Ratio). The VitaMed Warrants were valued on the date of the grant using a term of five (5) years; a range of volatility from 39.13% to 39.15%; risk free rate ranging from 1.38-1.65%; and a dividend yield of 0%. The Company Warrants vested immediately. Although the fair value was $30,993, using the appropriate accounting treatment, $28,719 was recorded as debt discount and fully amortized during 2011 with the amortized amount recorded as interest expense on the accompanying consolidated financial statements.

On July 21, 2011,VitaMed entered into a one-year consulting agreement with Lang Naturals, Inc. (“Lang”), wherein Lang would assist in the design, development and distribution efforts of VitaMed’s initial product offering. As compensation, Lang received a VitaMed Warrant for 200,000 shares (or a Company Warrant for 245,485 shares pursuant to the Conversion Ratio). The VitaMed Warrant was valued on the date of the grant using a term of five (5) years; a volatility of 39.44%; risk free rate of 1.56%; and a dividend yield of 0%. The Company Warrant vested immediately. Of the $12,548 fair value, $5,612 was recorded as non-cash compensation and $6,936 was recorded as prepaid expense on the accompanying consolidated financial statements.

On October 21, 2011, the Company granted a Company Warrant to Daniel A. Cartwright, the Company's Chief Financial Officer, for 600,000 shares with a fair value of $133,045 for services performed. The Company Warrant was valued on the date of the grant using a term of 10 years; volatility of 45.94%; risk free rate of 2.23%; and a dividend yield of 0%. The Company Warrant vests over a 44-month period beginning on November 21, 2011 (or 13,636 shares for months 1-43 and 13,652 shares for month 44). Of the $133,045 fair value, $7,158 was recorded as non-cash compensation on the accompanying consolidated financial statements. The remaining $125,887 will be expense to non-cash compensation equitably over the remaining 42 months.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Warrants (continued)

Also on October 21, 2011, the Company granted a Company Warrant for 184,211 shares with a fair value of $25,980 to an unrelated entity for consulting services covered under a two (2) month agreement. The Company Warrant was valued on the date of the grant using a term of five (5) years; volatility of 41.04%; risk free rate of 1.08%; and a dividend yield of 0%. The $25,980 fair value was recorded as financing expense on the accompanying consolidated financial statements.

On October 23, 2011, VitaMed entered into a two-year consulting agreement with Lang wherein a Lang representative will help evaluate improvements to existing products and new products as well as services including but not limited to research, design, compliance, scientific and regulatory affairs and commercialization of products. As compensation, Lang received a Company Warrant for 800,000 shares. The Company Warrant was valued on the date of the grant using a term of 10 years; a volatility of 45.94%; risk free rate of 2.23%; and a dividend yield of 0%. The Company Warrant vested immediately. Of the $177,394 fair value, $17,010 was recorded as non-cash compensation and $160,384 was recorded as prepaid expense on the accompanying consolidated financial statements.

On December 28, 2011, the Company granted a Company Warrant for 500 shares with a fair value of $338 to an unrelated individual for consulting services covered under a three (3) month agreement. The Company Warrant was valued on the date of the grant using a term of 10 years; volatility of 51.83%; risk free rate of 0.91%; and a dividend yield of 0%. The Company Warrant vested immediately. Of the $338 fair value, $15 was recorded as non-cash compensation and $323 was recorded as prepaid expense on the accompanying consolidated financial statements.

The weighted average fair value per share of Company Warrants granted and the assumptions used in the Black-Scholes Model during the years ended December 31, 2011 are set forth in the table below.

2011
Weighted average fair value	$0.36
Risk-free interest rate	0.91-3.48%
Volatility	39.13-51.83%
Term (in years)	5-10
Dividend yield	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term.  Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the term of the award. The Company’s estimated volatility is an average of the historical volatility of the stock prices of its peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. The Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price during 2001-2011.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Warrants (continued)

The Company issued no Common Stock purchase warrants during the year ended December 31, 2010.

A summary of the Company’s Common Stock purchase warrant activity and related information for 2011 follows:

	Number of Shares Under Company Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	-0-
Granted	3,057,627	$0.36	8.7	$3,483,691
Exercised	-0-
Expired	-0-
Cancelled	-0-
Balance at December 31, 2011	3,057,627	$0.36	8.7	$3,483,691
Vested and Exercisable at December 31, 2011	2,254,758	$0.37	5.6	$2,361,339

Stock Options

In 2009, the Company adopted the 2009 Long Term Incentive Compensation Plan (the “LTIP”) to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives (the “Awards”). The Awards available under the LTIP consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the LTIP. There are 25,000,000 shares authorized for issuance thereunder. Prior to the Merger, no awards had been issued under the LTIP.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

A summary of activity under the LTIP and related information follows:

	Number of Shares Under Company Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	-0-
Granted (1)	10,682,218	$0.16	7.6	$14,188,484
Exercised	(92,057)	$0.19
Expired	-0-
Cancelled	-0-
Balance at December 31, 2011	10,590,161	$0.16	7.6	$14,067,649
Vested and Exercisable at December 31, 2011	6,581,049	$0.13	7.5	$9,038,719

(1) This includes: (i) VitaMed Options granted between October 2008 and December 31, 2010 for an aggregate of 7,639,722 Units of which 16,000 were canceled prior to conversion (or Company Options for 9,357,561 shares per the Conversion Ratio), (ii) VitaMed Options granted between January 1, 2011 and October 3, 2011 for an aggregate of 621,000 Units (or Company Options for 762,235 shares per the Conversion Ratio) and (iii) Company Options granted between October 4, 2011 and December 31, 2011 for an aggregate of 562,422 shares. The terms and conditions of the VitaMed Options were reflected in the replacement Company Options including the number of shares vested.

The weighted-average grant date fair value of Company Options granted during the years ended December 31, 2011 and 2010 was $0.19 and $0.09, respectively.

As of December 31, 2011, Company Options outstanding covered an aggregate of 10,590,161 shares with a weighted average contractual life of 7.6 years and exercise prices ranging from $0.10 to $1.22 per share resulting in a weighted average exercise price of $0.16 per share.

The valuation methodology used to determine the fair value of Company Options is the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”), an acceptable model in accordance with ASC 718-10. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life.

The assumptions used in the Black-Scholes Model during the years ended December 31, 2011 and 2010 and are set forth in the table below.

	2011	2010
Risk-free interest rate	0.91-2.54%	1.27-3.12%
Volatility	37.92-40.48%	36.34-42.46%
Expected life (in years)	5.5-6.25	5-6.25
Dividend yield	0.00%	0.00%

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected life.  Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the term of the award. The Company’s estimated volatility is an average of the historical volatility of the stock prices of its peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. The Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price during 2001-2011. The average expected life is based on the contractual term of the option using the simplified method.

Share-based compensation expense for Company Options recognized in our results for the years ended December 31, 2011 and 2010 ($180,087 and $177,601 respectively) is based on awards vested and we estimated no forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At December 31, 2011 and 2010, total unrecognized estimated compensation expense related to non-vested Company Options granted prior to that date was approximately $244,000 and $206,000, respectively, which is expected to be recognized over a weighted-average period of 3.3 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE E– INCOME TAXES

With the advent of the Merger, Company management determined that VitaMed would become the sole focus of the Company and previous business performed by Therapeutics was discontinued. Because of these events, deferred income taxes are determined by calculating the loss from operations of the Company from October 4, 2011 to December 31, 2011. Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. As of December 31, 2011, there is no provision for income taxes, current or deferred.

At December 31, 2011, the Company had a net operating loss carry forward of approximately $2.1 million, available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE E– INCOME TAXES (Continued)

At December 31, 2011, the differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate (35%) to the loss before taxes are as follows:

Expected income tax benefit at statutory rate	$(4,519,678)
Non-deductible expenses:
Debt settlement	2,586,500
VitaMed pre-merger loss	1,164,629
Other non-deductible expenses	22,912
Change in valuation account	745,637
Income tax expense (benefit)	$-0-

NOTE F – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2011	2010
Deposits with vendors	$300,503	$-0-
Prepaid consulting	95,962	-0-
Prepaid insurance	52,611	6,292
Prepaid guaranty costs	46,984	-0-
TOTAL OTHER CURRENT ASSETS	$496,060	$6,292

NOTE G – FIXED ASSETS

Fixed assets consist of the following:
	December 31,
	2011	2010
Website	$91,743	$65,791
Equipment	33,651	30,837
Furniture and fixtures	26,219	26,219
	151,613	122,847
Accumulated depreciation	(81,500)	(26,655)
TOTAL FIXED ASSETS	$70,113	$96,192

Depreciation expense for the years ended December 31, 2011 and 2010 was $54,845 and $22,783, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE H – OTHER ASSETS

Other assets consist of the following:

	December 31,
	2011	2010
Prepaid consulting	$71,689	$-0-
Prepaid guaranty costs	8,826	-0-
TOTAL OTHER ASSETS	$80,515	$-0-

NOTE I – NOTES PAYABLE

During 2009, a non-affiliate business consultant (the “Consultant”) provided consulting services to the Company in the amount of $210,000 (the “Debt”). The Company issued the Consultant a demand promissory note for $210,000 dated November 9, 2010 (the “November 2010 Note”) which was subsequently assigned to non-affiliate entities (the “Noteholders”). On April 18, 2011, the Company and the Noteholders agreed that in exchange for the forbearance of the Noteholders not to make demand for repayment of the November 2010 Note for a minimum of sixty (60) days, the Company would (i) cancel the November 2010 Note and (ii) issue two convertible promissory notes to the Noteholders in the principal amount of $105,000 each bearing interest at the rate of six percent (6%) per annum (the “Convertible Notes”). The Convertible Notes were due on demand any time after sixty (60) days from the date of issuance (the “Maturity Date”). At the option of the Noteholders, the Convertible Notes could be converted into shares of the Company’s Common Stock at any time after the Maturity Date at a fixed conversion price of $0.0105 per share. The Conversion Price was not subject to adjustment at any time for any future stock split, stock combination, dividend or distribution of any kind. On October 18, 2011, the Company and the Noteholders entered into Debt Conversion Agreements and converted the principal of the Convertible Notes into 20,000,000 shares of the Company’s Common Stock valued at $7,600,000. The transaction was recorded as debt settlement expense on the accompanying financial statements.

On March 1, 2011, the Company entered into a Demand Promissory Note with the Company’s then majority shareholder wherein the Company could periodically borrow funds to satisfy its operational requirements. Interest accrued at 20% per annum. On October 4, 2011, this Demand Promissory Note plus accrued interest totaling $170,152 was forgiven. The forgiveness of this related party debt was included in additional paid in capital on the accompanying financial statements.

On March 7, 2011, VitaMed entered into a Business Loan Agreement and Promissory Note for a $300,000 bank line of credit (the “Bank LOC”) for which the bank required a personal guarantee and cash collateral. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed. The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012. The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the “Bank LOC Extension”). The Bank LOC Extension accrues interest at the rate of 2.35% and is due on March 1, 2013. At December 31, 2011, the outstanding principle balance of the Bank LOC was $300,000. In consideration for the personal guarantees and cash collateral, VitaMed issued VitaMed Warrants for an aggregate of 499,998 Units (or Company Warrants for an aggregate of 613,713 shares pursuant to the

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE I – NOTES PAYABLE (Continued)

Conversion Ratio). The ten-year Company Warrants vest at the rate of an aggregate of 76,714 shares per calendar quarter end and have an exercise price of $0.2444 per share. In the event that the Bank LOC is repaid prior to being fully vested, the Company Warrants will be reissued only for the number of shares vested through the date of repayment. At March 31, 2012, an aggregate of 306,867 shares will be vested thereunder.

On June 1, 2011, VitaMed sold Promissory Notes (the “VitaMed Promissory Notes”) in the aggregate of $500,000 with accompanying VitaMed Warrants to purchase an aggregate of 500,000 Units (or Company Warrants to purchase an aggregate of 613,718 shares pursuant to the Conversion Ratio). The VitaMed Promissory Notes earn interest at the rate of four percent (4%) per annum and were due at the earlier of (i) the six (6) month anniversary of the date of issuance and (ii) such time as VitaMed received the proceeds of a promissory note(s) issued in an amount of not less than $1,000,000 (the “Funding”). Upon the closing of the Funding on July 18, 2011, as more fully described in the following paragraph, two of the VitaMed Promissory Notes in the aggregate of $200,000 were paid in full. By mutual agreement, the remaining VitaMed Promissory Notes in the aggregate of $300,000 were extended until the Closing of the Merger. On October 6, 2011, one of the VitaMed Promissory Notes for $50,000 was paid in full. By mutual agreement, VitaMed Promissory Notes in the aggregate of $100,000 were converted into 266,822 shares of the Company’s Common Stock at $0.38 per share, which represents fair value of the shares on the date of conversion. Other VitaMed Promissory Notes in the aggregate of $150,000 were extended to March 1, 2012. At December 31, 2011, the outstanding principle balance of the VitaMed Promissory Notes was an aggregate of $150,000. As mentioned hereinafter in FOOTNOTE O – SUBSEQUENT EVENTS, two VitaMed Promissory Notes in the aggregate of $100,000 were further extended to April 14, 2012 and one for $50,000 was further extended to June 1, 1012. The ten-year Company Warrants have an exercise price of $0.4074 per share and none have been exercised.

On July 18, 2011, VitaMed sold two Senior Secured Promissory Notes (the “Secured Notes”) in the amount of $500,000 each and also entered into a Security Agreement under which VitaMed pledged all of its assets to secure the obligation. The Secured Notes bear interest at the rate of six percent (6%) per annum and are due on the one (1) year anniversary thereof. The Senior Secured Notes bear interest at the rate of six percent (6%) per annum and are due on the one (1) year anniversary of the date thereof. The Company may pay the Senior Secured Notes by delivering such number of shares of the Company’s Common Stock as shall be determined by dividing the outstanding principal then due and owing by the Company’s Share Price. For purposes of the Senior Secured Notes, the “Share Price” shall mean the lower of the most recent price at which the Company offered and sold shares of its Common Stock (not including any shares issued upon the exercise of options and/or warrants or upon the conversion of any convertible securities) or the five-day average closing bid price immediately preceding the date of conversion. At December 31, 2011, the outstanding principle balance of the Secured Notes was $500,000 each.

In September and October 2011, VitaMed sold Convertible Promissory Notes (the “VitaMed Convertible Notes”) in the aggregate of $534,160. The VitaMed Convertible Notes earned interest at the rate of four percent (4%) per annum and were due December 1, 2011. On November 18, 2011, the Company and the VitaMed Convertible Noteholders entered into Debt Conversion Agreements and converted the principal and accrued interest of the VitaMed Convertible Notes into 1,415,136 shares of the Company’s Common Stock at $0.38 per share which represents the fair value of the shares on the date of conversion.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE I – NOTES PAYABLE (Continued)

In November and December, 2011, the Company sold six-percent Promissory Notes for an aggregate of $800,000 with due dates of March 1, 2012. At December 31, 2011, the outstanding principle balance of the Promissory Notes was $800,000. As mentioned hereinafter in FOOTNOTE O – SUBSEQUENT EVENTS, these Notes were paid in full on February 24, 2012 through the issuance of Secured Promissory Notes.

In December 2011, the Company sold four-percent Promissory Notes for an aggregate of $100,000 with due dates of March 1, 2012. At December 31, 2011, the outstanding principle balance of the Promissory Notes was $100,000. As mentioned hereinafter in FOOTNOTE O – SUBSEQUENT EVENTS, these Notes were further extended by mutual agreement to April 14, 2012.

NOTE J – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2011	2010
Accrued payroll	$227.477	$-0-
Accrued vacation	68,438	24,208
Other accrued expenses	128,473	90,998
Dividends payable(1)	41,359	-0-
TOTAL OTHER CURRENT LIABILITIES	$465,747	$115,206

(1) In June 2008, the Company declared and paid a special dividend of $0.40 per share of common stock to all shareholders of record as of June 10, 2008. This amount reflects moneys remaining unclaimed by the certain shareholders.

NOTE K – RELATED PARTIES

Loan Guaranty

On March 7, 2011, VitaMed entered into a Business Loan Agreement and Promissory Note for a $300,000 bank line of credit (the “Bank LOC”) for which the bank required a personal guarantee and cash collateral. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed. The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012. The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the “Bank LOC Extension”). The Bank LOC Extension accrues interest at the rate of 2.35% and is due on March 1, 2013. In consideration for the personal guarantees and cash collateral, VitaMed issued VitaMed Warrants for an aggregate of 499,998 Units (or Company Warrants for an aggregate of 613,713 shares pursuant to the Conversion Ratio). The ten-year Warrants vest at the rate of an aggregate of 76,714 shares per calendar quarter end and have an exercise price of $0.2444 per share. In the event that the bank loan is repaid prior to being fully vested, the Company Warrants will be reissued only for the number of shares vested through the date of repayment. At March 31, 2012, an aggregate of 306,867 shares will be vested thereunder.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE K – RELATED PARTIES (Continued)

Loans from Affiliates

The VitaMed Promissory Notes for an aggregate of $500,000 (see NOTE I -- NOTES PAYABLE) included an aggregate of $200,000 being issued to certain officers and directors of the Company. John Milligan, President and Director, and Dr. Brian Bernick, Director, were issued VitaMed Promissory Notes for $50,000 each. Reich Family LP, an entity controlled by Mitchell Krassan, Executive Vice President, and Fourth Generation Equity Partners, LLC (“Fourth Generation”), an entity controlled by Nick Segal, a director of VitaMed at the time of the issuance, were issued VitaMed Promissory Notes for $50,000 each. The VitaMed Promissory Notes bear interest at the rate of four percent (4%) per annum. On October 6, 2011, (i) principal and interest of approximately $50,696 under the Note to Reich Family LP was repaid, (ii) principal and interest of approximately $50,696 under the Note to Fourth Generation was converted into 133,411 shares of the Company’s Common Stock at $0.38 per share, and (iii) the due date for the VitaMed Promissory Notes to Mr. Milligan and Dr. Bernick was extended to March 1, 2012. As mentioned hereinafter in FOOTNOTE O – SUBSEQUENT EVENTS, the VitaMed Promissory Notes to Mr. Milligan and Dr. Bernick were further extended by mutual agreement to April 14, 2012.

The 4% Promissory Notes issued in the aggregate of $100,000 (see NOTE I -- NOTES PAYABLE) included one issued to Robert Finizio, Chief Executive Officer and Director, and one issued to John Milligan, President and Director, in the amount of $50,000 each.

Lock Up Agreements

As required by of the Merger Agreement, a Lock Up Agreement (“Agreement”) was entered into between the Company and security holders covering the aggregate of 70,000,000 shares of the Company’s Common Stock issued pursuant to the Merger or reserved for issuance pursuant to Company Options and Company Warrants. Each security holder agreed that from the date of the Agreement until eighteen (18) months thereafter (the “Lock-Up Period”), they would not make or cause any sale of the Company’s securities. After the completion of the Lock-Up Period, the security holder agreed not to sell or dispose of more than 2.5 percent (2.5%) of the aggregate Common Stock or shares reserved for issuance for Company Options and Company Warrants per quarter over the following twelve (12) month period (the “Dribble Out Period”). Upon the completion of the Dribble Out Period, the Agreements shall terminate.

Sales to Related Parties

During 2011 and 2010, the Company sold its products to Dr. Brian Bernick, a director of the Company, in the amounts of $20,669 and $25,269, respectively. At December 31, 2011 and 2010, $0 and $79, respectively, remained outstanding.

Agreements with Pernix Therapeutics, LLC

As previously mentioned the Company closed a Stock Purchase Agreement with Pernix on October 4, 2011. From time to time, the Company has, and will continue to, enter into agreements with Pernix in the normal course of business, which agreements are, and will be negotiated in, arms-length transactions. The President and largest shareholder of Pernix, Cooper C. Collins, was recently elected to serve on the Company’s Board of Directors.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE L - BUSINESS CONCENTRATIONS

The Company purchases its products from several suppliers with approximately 95% and 93% coming from one supplier for the years ended ending December 31, 2011 and 2010, respectively.

NOTE M – COMMITMENTS AND CONTINGENCIES

The Company leases administrative and distribution facilities in Boca Raton, Florida pursuant to a forty-five month non-cancelable operating lease expiring in 2013. The lease stipulates, among other things, base monthly rents of $5,443 plus the Company’s share of monthly estimated operating expenses of $3,500 and sales tax. The lease contains one renewal option for an additional two-year period.

The rental expense related to this lease totaled $106,315 and $116,175 for the years ended December 31, 2011 and 2010.

As of December 31, 2011, future minimum rental payments are as follows:

Years Ending December 31,
2012	$111,725
2013	56,601
2014	-0-
2015	-0-
Thereafter	-0-
Total	$168,326

In December 2011, the Company paid approximately $245,000 to a non-affiliated third party for fees related to research and development of new products. The Company believes that it could incur additional related fees up to $950,000 in 2012.

NOTE N – RESTATEMENT OF 2010 AUDITED FINANCIALS

Subsequent to the filing of the Company’s Current Report on Form 8-K, Amendment 3 filed on December 9, 2011, the Company determined that an error was made in certain assumptions used in the Black-Scholes calculation to determine the fair value of options issued from inception through December 31, 2010.

For the year ended December 31, 2010, $363,750 was recorded as non-cash compensation on the audited financial statements of VitaMed.  The Company determined that the fair value should have been $177,601, an overstatement of $186,149.  The Company is restating sales, general and administration for the year ended December 31, 2010 to include the $186,149 reduction in non-cash compensation expense.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE N – RESTATEMENT OF 2010 AUDITED FINANCIALS (Continued)

For the period from inception through December 31, 2010, $559,917 was recorded as non-cash compensation on the audited financial statements of VitaMed, of which $196,167 pertains to the period from May 13, 2008 (“Inception”) through December 31, 2009.  The Company determined that the fair value should have been $283,530, of which $105,929 pertains to the period from Inception through December 31, 2009, an overstatement of $276,387, of which $90,238 pertains to the period from Inception through December 31, 2009.  The Company is restating accumulated deficit for the year ended December 31, 2010 to include the $276,387 reduction for the year ended December 31, 2010 and the $90,238 reduction for the period from Inception through December 31, 2009.

The tables below summarize the impact of the restatements.

	As of
	December 31, 2010
	As Reported	As Restated

Additional paid in capital	$537,561	$261,174
Accumulated deficit	$(4,356,100)	$(4,079,713)

	For the Year Ended December 31, 2010
	As Reported	As Restated

Sales, general and administration	$3,650,959	$3,464,810
Total operating expense	$3,739,144	$3,552,994
Operating loss	$(3,053,613)	$(2,867,464)
Net loss	$(3,053,613)	$(2,867,464)

NOTE O – SUBSEQUENT EVENTS

Formation of New Subsidiary

On January 10, 2012, the Company formed a new wholly owned subsidiary, BocagreenMD, Inc., a Nevada corporation, for the purpose of selling certain of its products to select markets.

Issuance of Promissory Notes

Between January 2012 and February 10, 2012, the Company issued Promissory Notes for an aggregate of $700,000 (the “Notes”). The Notes bore interest at a rate of six (6%) per annum and were due on March 1, 2012. The Notes were repaid on February 24, 2012 through the issuance of Secured Promissory Notes as outlined below.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE O – SUBSEQUENT EVENTS (Continued)

Issuance of Secured Promissory Notes

On February 24, 2012, TherapeuticsMD, Inc. (the “Company”) sold and issued Secured Promissory Notes (the “Notes”) to Steven G. Johnson (“Johnson”) and Plato & Associates, LLC (“Plato”) in the principal base amount of $1,358,014 and $1,357,110 respectively (the “Principal Base Amount(s)”) pursuant to the terms of that certain Note Purchase Agreement (the “Note Purchase Agreement”) of even date therewith. As consideration for the Notes, Johnson and Plato surrendered certain promissory notes previously issued by the Company in the aggregate amount of $858,014 and $857,110 respectively (which sums include principle and interest through February 24, 2011) (collectively known as the “Prior Notes”). As a result of the foregoing the Company received an aggregate of $1,000,000 of new funding from Johnson and Plato. On March 23, 2012, each of Johnson and Plato loaned the Company an additional $500,000 under the Notes for an aggregate of $1,000,000.

The Principal Base Amount of each Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of six percent (6%), is due in one lump sum payment twenty-four (24) months from the date of issuance of the Notes (the “Maturity Date”). As security for the Company’s obligations under the Note Purchase Agreement and the Notes, the Company entered into a Security Agreement of even date therewith and pledged all of its assets, tangible and intangible, as further described therein.

As an inducement for the Purchasers to lend additional funds to the Company as outlined therein on Schedule I to the Note Purchase Agreement, and for the Purchaser’s leniency to, in essence, extend the maturity date of the Prior Notes for an additional twenty-four month period, the Purchasers, and/or assigns, received Company Warrant(s) to purchase an aggregate of 9,000,000 Shares. The Company Warrant(s) shall terminate on the date that is five (5) years from the date of the issuance of the Notes and shall have an exercise price of $0.38 per share. The Company is currently evaluating and quantifying the affect of the issuance of the Company Warrants on its financial statements.

Extension and/or Payment of Promissory Notes

As previously mentioned herein, on June 1, 2011, VitaMed Promissory Notes in the aggregate of $500,000. The due date for three of the VitaMed Promissory Notes in the aggregate of $150,000 had previously been extended to March 1, 2012. Two of the VitaMed Promissory Notes were further extended to April 14, 2012 and the other was further extended to June 1, 2012.

In November and December, 2011, the Company sold six-percent Promissory Notes for an aggregate of $800,000 with due dates of March 1, 2012. As mentioned hereinabove, these Notes were paid in full on February 24, 2011 through the issuance of Secured Promissory Notes to Johnson and Plato.

In December 2011, the Company sold four-percent Promissory Notes for an aggregate of $100,000 with due dates of March 1, 2012. These Notes were further extended by mutual agreement to April 14, 2012.

As previously mentioned herein, the Bank LOC in the principle amount of $300,000 was extended until March 1, 2013.

THERAPEUTICSMD, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE O – SUBSEQUENT EVENTS (Continued)

Approval of 2012 Stock Incentive Plan

On February 23, 2012, the Company’s Board of Directors adopted the 2012 Stock Incentive Plan, a non-qualified plan not requiring approval by the Company’s shareholders (“2012 SOP”). There are 10,000,000 shares authorized for issuance thereunder. No shares have been issued under the 2012 SOP.

Election of Additional Directors

On February 29, 2012, the Company’s Board of Directors elected four additional individuals to serve as members of its Board of Directors, including: Samuel A. Greco, Cooper Collins, Robert V. LaPenta, Jr. and Nicholas Segal.

Issuance of Company Options

On February 27, 2012, the Company issued Company Options to Robert G. Finizio and John Milligan, officers and directors of the Company. The ten-year Company Options are for 300,000 shares each and have an exercise price of $2.20 per share. The Company Options vest in full on February 27, 2013.

Approval of Committee Charters and Committee Appointments

On February 29, 2012, the Company’s Board of Directors (i) approved charters for each of the Audit Committee, Compensation Committee and Corporate Governance Committee, (ii) appointed members to each committee and (iii) named a Chair of each committee.

Members of the Audit Committee include Robert V. LaPenta, Jr., Samuel A. Greco and Nicholas Segal. Mr. LaPenta, Jr. will serve as Chair.

Members of the Compensation Committee include Cooper Collins, Robert G. Finizio and Nicholas Segal. Mr. Collins will serve as Chair.

Members of the Corporate Governance Committee include John C.K. Milligan, IV, Brian Bernick and Robert LaPenta, Jr. Mr. Milligan will serve as Chair.

Release of First Prescription Product

On March 1, 2012, the Company launched its first prescription prenatal vitamin, vitaMedMD™ Plus Rx, a single-dose product containing one prenatal vitamin tablet and one life’s DHA™ capsule.

Cancelation of Options

Between January 1, 2012 and March 24, 2011, Company Options for an aggregate of 5,000 shares were canceled due to expiration of the Company Option or termination of the employee.