Form 10-Q
period 2012-03-31
TherapeuticsMD, Inc.
filed 2012-05-11
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Issuer’s Common Stock as of May 11, 2012 was 84,829,311.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$195,169	$126,421
Accounts receivable, net of allowance for doubtful accounts of $1,500 and $1,500, respectively	112,052	26,720
Inventory	542,663	588,073
Other current assets	437,710	496,060
Total current assets	1,287,594	1,237,274
Fixed Assets:
Property and equipment, net of accumulated depreciation of $96,078 and $81,500, respectively	87,921	70,113
Other Assets:
Security deposit	31,949	31,949
Patent costs	30,971	18,870
Other assets	49,514	80,515
	112,434	131,334
Total assets	$1,487,949	$1,438,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes payable	$1,349,220	$2,150,000
Accounts payable	607,757	306,511
Notes payable, related parties	200,000	200,000
Accrued interest	58,947	28,321
Other current liabilities	412,886	465,747
Total current liabilities	2,628,810	3,150,579
Long-Term Liabilities:
Notes payable, net of debt discount of $1,003,738 and $0, respectively	2,211,386	—
Total liabilities	4,840,196	—

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized; 84,829,311 and 82,978,804 issued and outstanding, respectively	84,829	82,979
Additional paid in capital	26,845,605	15,198,241
Accumulated deficit	(30,282,681)	(16,993,078)
Total stockholder’ deficit	(3,352,247)	(1,711,858)
Total liabilities and stockholders’ deficit	$1,487,949	$1,438,721

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues, net	$721,692	$485,856

Cost of goods sold	336,124	203,756

Gross profit	385,568	282,100

Operating expenses:
Sales, general, and administration	2,827,050	985,119
Research and development	411,961	54,711
Depreciation and amortization	14,578	13,711
Total operating expense	3,253,589	1,053,541

Operating loss	(2,868,021)	(771,441)

Other income and (expense)
Loss on extinguishment of debt	(10,307,864)	—
Interest expense	(101,973)	—
Loan guaranty costs	(11,745)	(2,924)
Total other income expense	(10,421,582)	(2,924)

Loss before taxes	(13,289,603)	(774,365)

Provision for income taxes	—	—

Net loss	$(13,289,603)	$(774,365)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.16)	$(0.01)

Weighted average number of common shares outstanding	84,556,216	55,710,076

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(13,289,603)	$(774,365)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	14,578	13,711
Loss on debt extinguishment	10,307,864	-
Amortization of debt discount	53,292	-
Stock based compensation	88,585	52,268
Stock based expense for services	55,371	-
Loan guaranty costs	11,745	2,924
Changes in operating assets and liabilities:
Accounts receivable	(85,332)	(12,119)
Inventory	45,410	(60,201)
Other current assets	51,970	5,794
Accounts payable	301,246	4,226
Accrued interest	45,749	-
Accrued expenses and other current liabilities	(52,860)	7,025

Net cash flows used in operating activities	(2,451,985)	(760,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,386)	(10,913)
Patent costs	(12,101)	-

Net cash flows used in investing activities	(44,487)	(10,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	2,400,000	267,244
Proceeds from exercise of warrants	165,999	-
Repayment of notes payable	(779)	-
Proceeds from sale of membership units	-	100,000

Net cash flows provided by financing activities	2,565,220	367,244

Increase (decrease) in cash	68,748	(404,406)
Cash, beginning of period	126,421	422,939
Cash, end of period	$195,169	$18,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$2,112	$-

Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE A – THE COMPANY

Nature of Operations

Throughout these Notes to Condensed Consolidated Financial Statements, the terms "we," "us," "our," or "the Company" refers to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, includes its wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company ("VitaMed") and BocagreenMD, Inc., a Nevada corporation ("Bocagreen"), incorporated on January 10, 2012. The Company is a specialty pharmaceutical company focused on providing the highest quality products to the women’s health market to improve women’s health and wellness. Our national sales force that calls on physicians and pharmacies is enhanced by our patent-pending technology and business methodology.  This combination allows us to market both over-the-counter (“OTC”) and prescription nutritional supplements, drugs, medical foods and other medical products through pharmacies and our web-site with the recommendation of physicians by creating a unique value proposition for patients, physician/providers and insurance payors.

New Products

On March 1, 2012, the Company launched its first prescription prenatal vitamin, vitaMedMD™ Plus Rx. vitaMedMD Plus Rx is a single-dose product containing one prenatal vitamin tablet and one life’s DHA capsule.

On April 9, 2012, the Company launched its second prescription prenatal vitamin, vitaMedMD™ Plus One.  vitaMedMD Plus One is a single dose containing one softgel with 14 vitamins, minerals and 200 mg of plant-based DHA.

On May 10, 2012, the Company launched its third prescription prenatal vitamin, vitaMedMD™RediChew™ Rx. vitaMedMD RediChew Rx is a small, vanilla flavored, chewable prenatal vitamin tablet that dissolves quickly and is taken once daily.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the quarter ended March 31, 2012, the Company incurred a loss from operations of approximately $2,900,000, had negative cash flows from operations of approximately $2,500,000 and had an accumulated deficit of approximately $30,300,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and to continue to increase its sales and marketing activities, however, there are no assurances that management will be successful in their efforts.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE B – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRO-NOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Therapeutics have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates.  Results of operations for interim periods are not necessarily indicative of results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to the Company’s significant accounting policies as summarized in Note B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, VitaMed and Bocagreen (currently without operations).  All material intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories represent packaged nutritional products and supplements which are valued at the lower of cost or market using the average cost method.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605, “Revenue Recognition” (“ASC 605”).  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For its OTC products, the Company generates revenue by sales of products primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid with credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  We provide an unconditional thirty-day money-back return policy whereby we accept product returns from our retail, wholesale and eCommerce customers.  The Company’s prescription products are sold primarily through drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Included in revenue are deductions from the gross sales price, including deductions related to estimates for rebates, returns, and other pricing adjustments. The Company records an estimate for these deductions in the same period when revenue is recognized. A summary of each of these deductions is as follows:

●	Rebates:
The Company maintains various rebate programs with its sales channel customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty.  The rebates generally take the form of a coupon that is returned to the company by the customer and the customer is sent a check for the rebate amount.  An estimated accrued provision for rebate deductions is recognized at the time a product is sold.  Since the Company has no experience in these types of rebates the Company is using an industry average taking into consideration the price of the product and coupon amount.  The Company is monitoring actual rebates granted and comparing them to the estimated provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.  For the three months ended March 31, 2012 and 2011, the Company recorded estimated rebate expense of $1,620 and $0, respectively.

●	Returns:
The Company allows its customers to return prescription product if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request if such products are returned prior to twelve months following the products’ expiration date.  As the Company just began offering prescription products in March 2012, the Company has no experience in their return rate so it is estimating and recognizing an accrued provision for product returns as a percentage of gross sales based on industry average adjusted for the amount of inventory in the wholesaler supply chain.  The Company is monitoring actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.  For the three months ended March 31, 2012 and 2011 the Company recorded estimated returns of $8,587 and $0, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE D – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2012	December 31, 2011
Deposits with vendors	$271,422	$300,503
Prepaid consulting	92,501	95,962
Prepaid insurance	26,726	52,611
Prepaid guaranty costs	44,065	46,984
Other prepaid costs	2,996	-0-
TOTAL OTHER CURRENT ASSETS	$437,710	$496,060

NOTE E – FIXED ASSETS

Fixed assets consist of the following:
	March 31, 2012	December 31, 2011
Website	$91,743	$91,743
Equipment	33,651	33,651
Furniture and fixtures	58,605	26,219
	183,999	151,613
Accumulated depreciation	(96,078)	(81,500)
TOTAL FIXED ASSETS	$87,921	$70,113

Depreciation expense for the three months ended March 31, 2012 and 2011 was $14,578 and $13,711, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE F – OTHER ASSETS

Other assets consist of the following:

	March 31, 2012	December 31, 2011
Prepaid consulting	$49,514	$71,689
Prepaid guaranty costs	-0-	8,826
TOTAL OTHER CURRENT ASSETS	$49,514	$80,515

NOTE G – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2012	December 31, 2011
Accrued payroll and commission	$210,813	$295,915
Accrued vacation	99,461	68,438
Other accrued expenses	61,253	60,035
Dividends payable(1)	41,359	41,359
TOTAL OTHER CURRENT LIABILITIES	$412,886	$465,747
______________
(1) In June 2008, the Company declared and paid a special dividend of $0.40 per share of common stock to all shareholders of record as of June 10, 2008.  This amount reflects moneys remaining unclaimed by certain shareholders.

NOTE H – NOTES PAYABLE

In January and February 2012, the Company sold six-percent promissory notes (the “Promissory Notes”) for an aggregate of $900,000 with due dates of March 1, 2012.  As discussed below, these Promissory Notes were modified on February 24, 2012 through the issuance of secured promissory notes (the “Notes”).

On February 24, 2012, the Company sold and issued the Notes to an individual and an entity (the “Parties”) in the principal base amount of $1,358,014 and $1,357,110 respectively (the “Principal Base Amount(s)”) and granted Warrants for the purchase in the aggregate of 9,000,000 shares (4,500,000 to each Party) (the “February 2012 Warrants”) pursuant to the terms of a Note Purchase Agreement (the “Note Purchase Agreement”) also dated February 24, 2012.  As consideration for the Notes and the February 2012 Warrants, the Company received an aggregate of $1,000,000 of new funding from the Parties (the “New Funding”) and the Parties surrendered certain promissory notes previously issued by the Company in the amount of $1,700,000 plus accrued interest of $15,124 (collectively known as the “Prior Notes”).  The Company granted 5,685,300 Warrants in consideration of the modification of the Prior Notes and 3,314,700 Warrants with the New Funding.  The Company determined that the resulting modification of the Prior Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.” As such the modification was accounted for as an extinguishment and restructuring of the debt, and the 5,685,300 warrants issued were expensed. The fair value of the Prior Notes was estimated by calculating the present value of the future cash flows discounted at a market rate of return for comparable debt instruments to be $1,517,741.  The Company recognized a loss on extinguishment of debt of $10,307,864 which represented the fair value of the 5,685,300 warrants net of the difference between the carrying amount of the Prior Notes and their fair value as of the date of the modification.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE H – NOTES PAYABLE (Continued)

Although the fair value was $6,124,873 for the 3,314,700 Warrants granted with the New Funding, using the appropriate accounting treatment, $859,647 was recorded as debt discount, to be amortized over the term of the Notes.  As of March 31, 2012, $43,571 was recorded as interest expense on the accompanying condensed consolidated financial statements.

The Principal Base Amount of each Note, plus any and all additional advances made to the Company thereafter (the “Aggregated Principal Amount”), together with accrued interest at the annual rate of six percent (6%) is due February 24, 2014.  As security for the Company’s obligations under the Note Purchase Agreement and the Notes, the Company entered into a Security Agreement and pledged substantially all of its assets.  On March 26, 2012, the Parties loaned the Company an additional $500,000.  As of March 31, 2012, the outstanding aggregated Principal Amount and accrued interest under the Notes was $3,215,123 and $16,479, respectively.  During April and May 2012, the Parties loaned the Company an additional $1,500,000.

In March 2011, VitaMed entered into a Business Loan Agreement and Promissory Note with First United Bank for a $300,000 bank line of credit (the “Bank LOC”) for which a personal guarantee and cash collateral was required.  Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of the Company, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of the Company.  In consideration for the personal guarantees and cash collateral, Warrants for an aggregate of 613,713 shares were granted.  The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012.  The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the “Bank LOC Extension”).  The Bank LOC Extension accrues interest at the rate of 2.35% and is due on March 1, 2013.  At March 31, 2012, the outstanding principle balance of the Bank LOC was $300,000.  During the three months ended March 31, 2012, $2,112 in interest was paid and is included in interest expense on the accompanying condensed consolidated financial statements.

In June 2011, VitaMed sold Promissory Notes (the “VitaMed Promissory Notes”) in the aggregate of $500,000.  In consideration for the VitaMed Promissory Notes, Warrants for an aggregate of 613,718 shares were granted.  The VitaMed Promissory Notes earn interest at the rate of four percent (4%) per annum and were due at the earlier of (i) the six (6) month anniversary of the date of issuance and (ii) such time as VitaMed received the proceeds of a promissory note(s) issued in an amount of not less than $1,000,000 (the “Funding”).  Upon the closing of the Funding on July 18, 2011, as more fully described in the following paragraph, two of the VitaMed Promissory Notes in the aggregate of $200,000 were paid in full.  By mutual agreement, the remaining VitaMed Promissory Notes in the aggregate of $300,000 were extended until the Closing of the Merger.  On October 6, 2011, one of the VitaMed Promissory Notes for $50,000 was paid in full. By mutual agreement, VitaMed Promissory Notes in the aggregate of $100,000 were converted into 266,822 shares of the Company’s Common Stock at $0.38 per share, which represents fair value of the shares on the date of conversion. The remaining VitaMed Promissory Notes in the aggregate of $150,000 were extended to June 1, 2012 (one held by Mr. Milligan for $50,000, one for $50,000 held by BF Investments, LLC (owned by Dr. Brian Bernick, a member of the board of directors of the Company) and one held by an unaffiliated individual for $50,000).  During the three months ended March 31, 2012, $1,496 in accrued interest was recorded and is included in interest expense on the accompanying condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE H – NOTES PAYABLE (Continued)

In July 2011, VitaMed sold two Senior Secured Promissory Notes (the “Secured Notes”) in the amount of $500,000 each and also entered into a Security Agreement under which VitaMed pledged all of its assets to secure the obligation. The Secured Notes bear interest at the rate of six percent (6%) per annum, are due on the one (1) year anniversary thereof, and are convertible into shares of the Company’s Common Stock at the option of the Company.  The Company may pay the Senior Secured Notes by delivering such number of shares of the Company’s Common Stock as shall be determined by dividing the outstanding principal then due and owing by the Company’s Share Price.  For purposes of the Senior Secured Notes, the “Share Price” shall mean the lower of the most recent price at which the Company offered and sold shares of its Common Stock (not including any shares issued upon the exercise of options and/or warrants or upon the conversion of any convertible securities) or the five-day average closing bid price immediately preceding the date of conversion. At March 31, 2012, the outstanding principle balance of the Secured Notes was $500,000 each.  During the three months ended March 31, 2012, $14,959 in accrued interest was recorded and is included in interest expense on the accompanying condensed consolidated financial statements.

In December 2011, the Company sold four-percent Promissory Notes to Mr. Finizio and Mr. Milligan and for an aggregate of $100,000 ($50,000 each) with due dates of March 1, 2012.  These Notes were extended by mutual agreement to June 1, 2012.  At March 31, 2012, the outstanding principle balance of the Promissory Notes was $100,000, and was recorded as note payable, related parties on the accompanying condensed consolidated financial statements.  During the three months ended March 31, 2012, $997 in accrued interest was recorded and is included in interest expense on the accompanying condensed consolidated financial statements.

NOTE I – STOCKHOLDERS’ EQUITY

Common Stock

At March 31, 2012, the Company had 250,000,000 shares of Common Stock, $0.001 par value authorized, with 84,829,311 shares of Common Stock issued and outstanding.

Warrants

The valuation methodology used to determine the fair value of Common Stock purchase warrants (“Warrants”) is the Black-Scholes-Merton option-pricing model (“Black-Scholes Model").  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate and the term of the Common Stock purchase warrant.  The weighted average fair value per share of Warrants granted and the assumptions used in the Black-Scholes Model during the three months ended March 31, 2012 are described below.  The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term.  Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the term of the award.  The Company’s estimated volatility is an average of the historical volatility of the stock prices of its peer entities whose stock prices were publicly available.  The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards.  The Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE I – STOCKHOLDERS’ EQUITY (Continued)

Warrants (continued)

On February 24, 2012, the Company granted an aggregate of 5,685,300 Warrants in connection with the modification of certain existing promissory notes, and 3,314,700 Warrants with the issuance of secured promissory notes (see NOTE H – NOTES PAYABLE for more details).  The Modification Warrants’ fair value of $10,505,247 was determined by using the Black-Scholes Model on the date of the grant.  The relative fair value of the warrants of $859,647 was determined by using the Black-Scholes Model on the date of the grant.  At March 31, 2012, $816,076 was reported as debt discount and for the three months ended March 31, 2012, $43,571was recorded as interest expense on the accompanying condensed consolidated financial statements.  Both valuations used a term of 5 years; a volatility of 44.5%; risk free rate of 0.89%; and a dividend yield of 0%.

On March 30, 2012, the Company granted an aggregate of 31,000 Warrants to five unaffiliated individuals for services rendered.  The Warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.81%; risk free rate of 1.04%; and a dividend yield of 0%; $29,736 was recorded as consulting expense in the accompanying condensed consolidated financial statements.

A summary of the Company’s Common Stock purchase warrant activity and related information for 2012 follows:

	Number of Shares Under Company Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	3,057,627	$0.36	7.9	$3,483,691
Granted	9,031,000	$0.39	4.9	$18,180,000
Exercised	-0-
Expired	-0-
Cancelled	-0-
Balance at March 31, 2012	12,088,627	$0.38	5.6	$24,415,551
Vested and Exercisable at March 31, 2012	11,326,667			$22,846,372

As of March 31, 2012, the Company had Warrants outstanding for an aggregate of 12,088,627 shares of the Company’s Common Stock with a weighted average contractual life of 5.6 years and exercise prices ranging from $0.24 to $2.40 per share resulting in a weighted average exercise price of $0.38 per share.  As of March 31, 2012, unamortized costs associated with Warrants totaled approximately $186,000.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE I – STOCKHOLDERS’ EQUITY (Continued)

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

The valuation methodology used to determine the fair value of Options is the Black-Scholes-Merton option-pricing model (“Black-Scholes Model”).  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life.

The assumptions used in the Black-Scholes Model during the three months ended March 31, 2012 are set forth in the table below.

Risk-free interest rate	0.84-2.23%
Volatility	41.53-43.1%
Expected life (in years)	5.5-6.75
Dividend yield	0.00%

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

In January 2012, certain individuals exercised their right to purchase an aggregate of 1,630,022 shares of the Company’s Common Stock for an aggregate purchase price of $166,000.  The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by a Lock Up Agreement.

On February 27, 2012, the Company issued options for the purchase of the Company’s Common Stock (“Options”) to certain officers and directors of the Company.  The ten-year Options are for the purchase of an aggregate of 600,000 shares and have an exercise price of $2.20 per share.  The Options vest in full on February 27, 2013.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE I – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

On March 30, 2012, the Company issued ten-year Options to employees and consultants for the purchase of an aggregate of 480,000 shares with an exercise price of $2.40.  An aggregate of 405,000 shares available under the Options vest over a four-year period on anniversary of issuance, an aggregate of 60,000 shares vest over a two-year period on the anniversary of issuance, and 15,000 shares vest monthly over a twelve-month period from the date of issuance.

On March 30, 2012, the Company’s Board of Directors approved a cashless exercise provision for use by holders of Company Options.  Also on March 30, 2012, an individual exercised his right to purchase 245,485 shares of the Company’s Common Stock.  The aggregate purchase price of approximately $60,000 was paid pursuant to a cashless exercise provision wherein the individual surrendered his right to receive 25,000 shares thereunder.  The 220,485 shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by a Lock Up Agreement.

A summary of activity under the LTIP and related information follows:

	Number of Shares Under Company Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	10,590,161	$0.16	7.6	$14,067,649
Granted	1,080,000	$0.96	9.9	$120,000
Exercised	(1,875,507)
Expired	-0-
Cancelled	-0-
Balance at March 31, 2012	9,794,654	$0.41	7.7	$19,447,493
Vested and Exercisable at March 31, 2012	5,532,255	$0.13	7.2	$12,572,651

The weighted-average issue date fair value of Options issued during the three months ended March 31, 2012 was $0.96.

As of March 31, 2012 Options outstanding covered an aggregate of 9,794,654 shares with a weighted average contractual life of 7.7 years and exercise prices ranging from $0.10 to $2.40 per share resulting in a weighted average exercise price of $0.41 per share.

Share-based compensation expense for Options recognized in our results for the three months ended March 31, 2012 and 2011 ($88,585 and $52,268 respectively) is based on awards vested and we estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE I – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

At March 31, 2012, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,206,000 which is expected to be recognized over a weighted-average period of 2.2 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE J – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the three months ended March 31, 2012, additional losses expected for the remainder of 2012 as well as from net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE K – RELATED PARTIES

Purchases by Related Parties

During the three months ended March 31, 2012 and 2011, the Company sold its products to Dr. Bernick  in the amounts of $1,440 and $5,090, respectively, while $1,440 and $0 remained outstanding at March 31, 2012 and December 31, 2011, respectively.

Agreements with Pernix Therapeutics, LLC

On February 29, 2012, Cooper C. Collins, President and largest shareholder of Pernix Therapeutics, LLC (“Pernix”), was elected to serve on the Company’s Board of Directors.  The Company closed a Stock Purchase Agreement with Pernix on October 4, 2011.  From time to time, the Company has, and will continue to, enter into agreements with Pernix in the normal course of business.  During the three months ended March 31, 2012 and 2011, the Company made purchases of approximately $96,000 and $19,300, respectively, from Pernix.   During the three months ended March 31, 2012 and 2011, royalties in the amount of approximately $2,400 and $0, respectively were accrued.  At March 31, 2012 and December 31, 2011, amounts owed to Pernix of approximately $98,400 and $19,300, respectively, remained outstanding.

NOTE L - BUSINESS CONCENTRATIONS

The Company purchases its products from several suppliers with approximately 87% and 97% of purchases from one supplier for the three months ended March 31, 2012 and 2011, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE M – COMMITMENTS AND CONTINGENCIES

The Company leases administrative offices in Boca Raton, Florida pursuant to a forty-five month non-cancelable operating lease expiring in 2013.  The lease stipulates, among other things, base monthly rents of $5,443 plus the Company’s share of monthly estimated operating expenses of $3,500 and sales tax.  The lease contains one renewal option for an additional two-year period.

The rental expense related to this lease totaled $28,459 and $28,851 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, future minimum rental payments are as follows:

Twelve Months Ending March 31,
2013	$111,725
2014	23,301
Total	$135,026

NOTE N – DEPOSITS HELD BY VENDORS

In March 2012 and December 2011, the Company paid approximately $164,000 and $245,000, respectively, to a non-affiliated third party for fees related to research and development of new products.  These fees were recorded as deposits with vendors.  During the three months ended March 31, 2012, approximately $294,000 was charged to expense leaving an unused balance of approximately $115,000.  The Company believes that it will incur additional related fees in 2012 in the approximate amount of $1,500,000.

In March 2012 and December 2011, the Company paid approximately $105,000 and $55,000, respectively, to a non-affiliated third party as down payments on inventory purchases.  These down payments were recorded as deposits with vendors.  During the three months ended March 31, 2012, approximately $34,000 was applied to inventory purchases leaving an unused balance of approximately $126,000 at March 31, 2012.  Also outstanding at March 31, 2012 was approximately $69,000 in accounts payable.

NOTE O – SUBSEQUENT EVENTS

On April 16, 2012, the Company’s Board of Directors approved the issuance of ten-year Company Options for its directors for the purchase of: (i) an aggregate of 350,000 shares (50,000 shares each) to its directors for services to be rendered during calendar year 2012 and (ii) an aggregate of 75,000 shares (25,000 shares each) to the chairs of the Audit, Compensation and Corporate Governance Committees for services to be rendered during calendar year 2012.  All the Company Options have an exercise price of $2.55 per share and all shares thereunder vest on December 31, 2012.  In addition, Dr. Bernick was issued a Company Option for 150,000 shares for services rendered as an employee, having an exercise price of $2.55 under which all shares vest on the first anniversary of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s condensed consolidated financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2012, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “Therapeutics,” or “our Company” refers to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, includes its wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company (“VitaMed”) and BocagreenMD, Inc., a Nevada corporation (“Bocagreen”), incorporated on January 10, 2012.

Overview

VitaMed is a specialty pharmaceutical company organized as a limited liability company in the State of Delaware on May 13, 2008. VitaMed is focused on providing the highest quality products to the women’s health market. Our national sales force that calls on physicians and pharmacies is enhanced by our patent-pending technology and business methodology. This combination allows us to market both over-the-counter (“OTC”) and prescription nutritional supplements, drugs, medical foods and other medical products through pharmacies and our web-site with the recommendation of physicians by creating a unique value proposition for patients, physician/providers and insurance payors.

The Company’s Common Stock is traded on the OTCQB under the symbol “TXMD.” The Company maintains a website at www.therapeuticsmd.com and VitaMed maintains websites at www.vitamedmd.com and www.vitamedmdrx.com.

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

Issuance of Secured Promissory Notes

On February 24, 2012, the Company issued secured promissory notes (the “Notes”) to an individual and an entity (the “Parties”) in the principal base amount of $1,358,014 and $1,357,110 respectively and granted warrants for the purchase of the Company’s Common Stock (“Warrants”) in the aggregate of 9,000,000 shares (the “February 2012 Warrants”) (for more details, see Issuance of Warrants below) pursuant to the terms of a Note Purchase Agreement also dated February 24, 2012. As consideration for the Notes and the February 2012 Warrants, the Company received an aggregate of $1,000,000 of new funding from the Parties and the Parties surrendered certain promissory notes previously issued by the Company in the aggregate amount of $858,014 and $857,110 respectively. See NOTE H – NOTES PAYABLE in the accompanying financial statements for more details.

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

●	Members elected to the Audit Committee include Robert V. LaPenta, Jr., Samuel A. Greco and Nicholas Segal. Mr. LaPenta, Jr. will serve as Chair.
●	Members elected to the Compensation Committee include Cooper C. Collins, Robert G. Finizio and Nicholas Segal. Mr. Collins will serve as Chair.
●	Members elected to the Corporate Governance Committee include John Milligan, Brian Bernick and Robert V. LaPenta, Jr. Mr. Milligan will serve as Chair.

New Products

On March 1, 2012, the Company launched its first prescription prenatal vitamin, vitaMedMD™ Plus Rx. vitaMedMD Plus Rx is a single-dose product containing one prenatal vitamin tablet and one life’s DHA capsule.

On April 9, 2012, the Company launched its second prescription prenatal vitamin, vitaMedMD™ Plus One. vitaMedMD Plus One is a single dose containing one softgel with 14 vitamins, minerals and 200 mg of plant-based DHA.

On May 10, 2012, the Company launched its third prescription prenatal vitamin, vitaMedMD™ RediChew™ Rx. vitaMedMD RediChew Rx is a small, vanilla flavored, chewable prenatal vitamin tablet that dissolves quickly and is taken once daily.

Results of Operations

The following information presents the results of operations for the Company’s continuing operations for the three month periods ended March 31, 2012 and 2011. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith and our Annual Report on Form 10-K filed with the SEC on March 27, 2012. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. Historical financial information presented for the three months ended March 31, 2012 and 2011 is that of the Company on a consolidated basis with its subsidiaries.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

	Three Months Ended March 31,
	2012	2011	Change
		(000’s)
Revenue	$722	$486	$236
Cost of goods sold	336	204	132
Operating expenses	3,254	1,053	2,201
Operating loss	(2,868)	(771)	(2,097)
Loss on extinguishment of debt	(10,308)	-0-	(10,308)
Other expense, net	(114)	(3)	(111)
Net loss	$(13,290)	$(774)	$(12,516)

Revenue and Cost of Goods Sold

Revenues for three months ended March 31, 2012 were up $236,000, or approximately 49%, from the three months ended March 31, 2011. This increase was directly attributable to the (i) increase in the number of sales territories, (ii) the associated increase in number of sales people selling in those territories and (iii) the new prescription product introduced in March 2012. Cost of Goods Sold increased $132,000, or approximately 65%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Approximately 87% of this increase was due to an increase in the amount of product sold and approximately 13% of the increase was related to product mix. The Company’s costs of individual products did not change for the three months ended March 31, 2012 as compared to the same period in 2011.

Operating Expenses

The Company’s principal operating costs include the following items as a percentage of total expense.

	Three Months Ended March 31,
	2012	2011
Human resource costs, including commission and benefits	44.0%	55.6%
Product design and development costs	12.7%	5.2%
Sales and marketing, excluding human resources and travel and entertainment	10.7%	10.7%
Professional fees for legal, accounting and consulting	9.6%	2.1%
Travel and entertainment costs	8.2%	6.5%
Non-cash costs	4.4%	5.0%
Other	10.4%	14.9%

Operating expenses increased by $2.2 million (209%) as a result of the following items:

(000’s)
Increase in human resource costs	$845
Increase in product design and development costs	357
Increase in professional, accounting and consulting	292
Increase in sales and marketing	234
Increase in travel and entertainment	197
Increase in non-cash costs	92
Increase in all other	184
$2,201

Human resource related costs (including salaries, commission, and benefits) was higher as a result of an increase of 37 employees between the two periods (approximately $659,000) and increased sales commissions of approximately $186,000.

Product design and development costs increased as a direct result of our new prescription prenatal products.

Professional fees increased primarily due to a higher legal fees arising from contract and patent services and public company filing related costs (approximately $179,000). The Company experienced higher accounting and audit costs related to preparation of audits and public company filing related costs (approximately $86,000). Consulting costs were also higher as a result of opening new sales territories and the additional resources needed for public company filings (approximately $27,000).

Sales and marketing costs increased due to the addition of new sales territories and expanded client education.

Travel and entertainment expense increased as a direct result of increased activity associated with sales and training efforts.

Non-cash costs were higher as the result of the Warrants issued for services (approximate fair value of $56,000) and additional Options related costs (approximate fair value of $36,000).

Loss on extinguishment of debt

In February 2012 (as described above), the Company issued Notes in the aggregate of approximately $2,700,000 and granted Warrants for the purchase of an aggregate of 9,000,000 shares. As consideration for the Notes and the Warrants, the Company received of $1,000,000 of new funding and the surrender of certain promissory notes previously issued by the Company in the aggregate amount of approximately $1,700,000 (the "Prior Notes"). The Company determined that the resulting modification of the Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.” As such the modification was accounted for as an extinguishment and restructuring of the debt, and the Warrants issued, valued at approximately $10,500,000, were expensed as loss on the extinguishment of debt. The relative fair value of the Prior Notes was estimated to be $1,500,000 by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments. The Company recognized a reduction in loss on extinguishment of debt in the amount of $200,000, which represented the difference between the net carrying amount of the New Funding and its fair value. See NOTE I – STOCKHOLDERS’ EQUITY, Warrants and NOTE H – NOTES PAYABLE in the accompanying financial statements for more details.

Other Expense, net

Other non-operating expense increased by approximately $111,000 for the three months ended March 31, 2012 in comparison to the same period in 2011 due primarily to the addition of interest expense not incurred during 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company’s working capital deficit was approximately $1,300,000, our accumulated deficit was approximately $30,300,000 and our stockholders’ deficit was approximately $3,400,000.

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

While we believe that we will have sufficient financial resources for the next twelve (12) month period, we cannot provide assurance as to how much we will need to spend in order to develop, manufacture, and market new products and technologies in the future. We are currently working to bring additional products to market including prescription products for the treatment of menopausal symptoms for which clinical studies will be conducted and for which FDA approval will be sought. We expect to spend at least $3,000,000 on research and development in 2012, which amount could increase based on positive research results and funding. As we increase the market penetration of our current products and we expand our product base to include prescription products, the need for increased inventory levels will become a necessity. This increase is estimated to be approximately $800,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Robert G. Finizio, the Company’s Chief Executive Officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Robert G. Finizio and Daniel A. Cartwright, currently serving as the Company’s Chief Executive Officer and Chief Financial Officer respectively, evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, they concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. During the most recently completed three-month period ended March 31, 2012, there has been no significant change in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

During the three months ended March 31, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Options

On February 27, 2012, the Company issued options for the purchase of the Company’s Common Stock (“Options”) to Robert G. Finizio and John Milligan, officers and directors of the Company. The ten-year Options are for the purchase of 300,000 shares each and have an exercise price of $2.20 per share. The Options vest in full on February 27, 2013.

On March 30, 2012, the Company issued ten-year Options to employees and consultants for the purchase of an aggregate of 480,000 shares with an exercise price of $2.40. An aggregate of 405,000 shares available under the Options vest over a four-year period on anniversary of issuance, an aggregate of 60,000 shares vest over a two-year period on the anniversary of issuance, and 15,000 shares vests monthly over a twelve-month period from the date of issuance.

On April 16, 2012, the Company issued ten-year Options for the purchase of an aggregate of 425,000 shares with an exercise price of $2.55 to the seven members of its current Board of Directors for services to be rendered during calendar year 2012. Each director received an Option for the purchase of 50,000 shares and the chairs of the Audit, Compensation and Corporate Governance Committees received an additional Option for the purchase of 25,000 shares. The Options vest in full on December 31, 2012. Also on April 16, 2012, the Company issued a ten-year Option for the purchase of 150,000 shares with an exercise price of $2.55 to Dr. Brian Bernick, a director and employee of the Company. The Option vests in full on April 16, 2013.

Exercise of Options

In January 2012, certain individuals exercised their right to purchase an aggregate of 1,630,022 shares of the Company’s Common Stock for an aggregate purchase price of $166,000. The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by a Lock Up Agreement.

On March 30, 2012, the Company’s Board of Directors approved a cashless exercise provision for use by holders of Company Options. Also on March 30, 2012, an individual exercised his right to purchase 245,485 shares of the Company’s Common Stock. The aggregate purchase price of approximately $60,000 was paid pursuant to a cashless exercise provision wherein the individual surrendered his right to receive 25,000 shares thereunder. The 220,485 shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by a Lock Up Agreement.

Issuance of Warrants

On February 24, 2012, the Company granted five-year Warrants for the purchase of an aggregate of 9,000,000 shares with an exercise price of $0.38 in connection with the modification of certain existing promissory notes and the issuance of secured promissory notes. See NOTE I – STOCKHOLDERS’ EQUITY, Warrants in the accompanying financial statement for more details.

On March 30, 2012, the Company granted five-year Warrants for the purchase of an aggregate of 31,000 shares with an exercise price of $2.40 per share.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger by and among AMHN, Inc., VitaMedMD, LLC and VitaMed Acquisition, LLC(9)
3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(4)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc. (5)
3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada(6)
3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada(6)
3.6	August 3, 2010	Certificate of Amendment and Restatement to the Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)
3.7	n/a	Bylaws for the State of Nevada(7)
10.1	November 9, 2010	Promissory Note to Philip M. Cohen for $210,000(8)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(8)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(8)
10.4	May 7, 2011	Sales Representation Agreement with Mann Equity, LLC(8)
10.5	July 9, 2011	Lease Agreement(10)
10.6	September 8, 2011	Stock Purchase Agreement between the Company and Pernix Therapeutics, LLC(10)
10.7	September 8, 2011	Lock-Up Agreement between the Company and Pernix Therapeutics, LLC(10)
10.8	n/a	Common Stock Purchase Warrant, form of(10)
10.9	n/a	Non-Qualified Stock Option, form of(10)
10.10	September 2011	Convertible Promissory Note, form of(12)
10.11	September 20, 2011	Lang Financing Agreement(15)
10.12	October 18, 2011	Debt Conversion Agreement with Energy Capital, LLC(11)
10.13	October 18, 2011	Debt Conversion Agreement with First Conquest Investment Group, LLC(11)
10.14	October 21, 2011	Consulting Agreement with Lang Naturals, Inc. (11)
10.15	October 21, 2011	Warrant to Lang Naturals, Inc. (11)
10.16	October 21, 2011	Lock-Up Agreement with Lang Naturals, Inc. (11)
10.17	November 3, 2011	Software License Agreement with Pernix Therapeutics, LLC(18)
10.18	November 18, 2011	Promissory Note, form of(12)
10.19	February 24, 2012	Note Purchase Agreement between the Company and Johnson and Plato(16)
10.20	February 24, 2012	Secured Promissory Note between the Company and Johnson and Plato, form of(16)
10.21	February 24, 2012	Security Agreement between the Company and Johnson and Plato(16)
10.22	February 24, 2012	Common Stock Purchase Warrant to Johnson and Plato, form of(16)
10.23	February 29, 2012	Audit Committee Charter(17)
10.24	February 29, 2102	Compensation Committee Charter(17)
10.25	February 29, 2012	Corporate Governance Committee Charter(17)
14.00	n/a	Code of Business Conduct and Ethics, form of(5)
14.01	n/a	Code of Business Ethics for Financial Executives, form of(5)
14.02	n/a	Insider Trading Policy, form of(5)
16.1	December 14, 2011	Letter to the SEC from Parks & Company, LLC(13)
16.2	February 1, 2012	Letter addressed to the SEC from Parks & Company, LLC(14)
21.00	March 27, 2012	Subsidiaries of the Registrant(19)
31.1	May 11, 2012	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	May 11, 2012	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	May 11, 2012	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	May 11, 2012	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________________

(1)Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(3)Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.

(4)Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(5)Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)Filed as an exhibit to Form 10-Q for quarter ending June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(7)Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(8)Filed as an exhibit to Form 10-Q for quarter ending March 30, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference.
(9)Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.
(10)Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference.
(11)Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference.
(12)Filed as an exhibit to Form 8-K filed with the Commission on November 18, 2011 and incorporated herein by reference.
(13)Filed as an exhibit to Form 8-K filed with the Commission on January 25, 2012 and incorporated herein by reference.
(14)Filed as an exhibit to Form 8-K filed with the Commission on February 1, 2012 and incorporated herein by reference.
(15)Filed as an exhibit to Form 8-K/A filed with the Commission on February 2, 2012 and incorporated herein by reference.
(16)Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference.
(17)Filed as an exhibit to Form 8-K filed with the Commission on February 29, 2012 and incorporated herein by reference.
(18)Filed as an exhibit to Form 10-Q for quarter ending September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference.
(19)Filed as an exhibit to Form 10-K for year ending December 31, 2011 filed with the Commission on March 27, 2012 and incorporated herein by reference.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 11, 2012

TherapeuticsMD, INC.

By:	/s/ Robert G. Finizio
Robert Finizio
Chief Executive Officer

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer