Form 10-Q
period 2012-06-30
TherapeuticsMD, Inc.
filed 2012-08-09
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The number of shares outstanding of the Issuer’s Common Stock as of August 9, 2012 was 95,800,807.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,327,013	$126,421
Accounts receivable, net of allowance for doubtful accounts
of $16,523 and $1,500, respectively	407,929	26,720
Inventory	820,241	588,073
Other current assets	899,810	496,060
Total current assets	3,454,993	1,237,274

Property and equipment, net	107,405	70,113

Other Assets:
Prepaid expenses	1,215,340	80,515
Patent costs	68,054	18,870
Security deposit	31,949	31,949
	1,315,343	131,334
Total assets	$4,877,741	$1,438,721

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	692,132	306,511
Deferred revenue	618,877	-
Notes payable	299,220	2,150,000
Notes payable, related parties	150,000	200,000
Accrued interest	13,518	28,321
Other current liabilities	714,196	465,747
Total current liabilities	2,487,943	3,150,579
Long-Term Liabilities:
Notes payable, net of debt discount of $1,597,644 and $0, respectively	3,094,203	-
Total liabilities	5,582,146	3,150,579

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $0.001; 250,000,000 shares authorized;
95,750,212 and 82,978,804 issued and outstanding, respectively	95,750	82,979
Additional paid in capital	41,332,564	15,198,241
Accumulated deficit	(42,132,719)	(16,993,078)
Total stockholders' deficit	(704,405)	(1,711,858)
Total liabilities and stockholders' deficit	$4,877,741	$1,438,721

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$819,150	$508,303	$1,540,842	$994,159

Cost of goods sold	372,370	238,976	708,494	442,732

Gross profit	446,780	269,327	832,348	551,427

Operating expenses:
Sales, general, and administration	3,573,485	1,200,411	6,400,535	2,185,530
Research and development	833,342	106,019	1,245,303	160,730
Depreciation and amortization	14,535	13,711	29,113	27,422
Total operating expense	4,421,362	1,320,141	7,674,951	2,373,682

Operating loss	(3,974,582)	(1,050,814)	(6,842,603)	(1,822,255)

Other income and (expense)
Miscellaneous income	1,554	-	1,554	-
Loss on extinguishment of debt	-	-	(10,307,864)	-
Beneficial conversion feature	(6,716,504)	-	(6,716,504)	-
Amortization of debt discount	(1,055,984)	(3,590)	(1,109,276)	(3,590)
Interest expense	(92,777)	(232)	(141,458)	(232)
Loan guaranty costs	(11,745)	(11,745)	(23,490)	(14,669)
Total other income (expense)	(7,875,456)	(15,567)	(18,297,038)	(18,491)

Loss before taxes	(11,850,038)	(1,066,381)	(25,139,641)	(1,840,746)

Provision for income taxes	-	-	-	-

Net loss	$(11,850,038)	$(1,066,381)	$(25,139,641)	$(1,840,746)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.14)	$(0.02)	$(0.29)	$(0.03)

Weighted average number of common
shares outstanding	86,149,419	57,455,491	85,352,818	56,700,657

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(25,139,641)	$(1,840,746)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	29,113	27,422
Provision for doubtful accounts	15,023	-
Loss on debt extinguishment	10,307,864	-
Beneficial conversion feature	6,716,504	-
Amortization of debt discount	1,109,276	3,590
Stock based compensation	529,129	98,236
Stock based expense for services	120,120	-
Loan guaranty costs	23,490	14,669
Changes in operating assets and liabilities:
Accounts receivable	(396,232)	(20,969)
Inventory	(232,168)	(574)
Other current assets	282,090	(4,557)
Deferred revenue	618,877	-
Accounts payable	385,620	113,624
Accrued interest	133,702	-
Accrued expenses and other current liabilities	248,450	46,786

Net cash flows used in operating activities	(5,248,783)	(1,562,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Vendor deposits	(400,656)	(260,667)
Purchase of property and equipment	(66,404)	(25,953)
Patent costs	(49,184)	-

Net cash flows used in investing activities	(516,244)	(286,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	6,900,000	650,149
Proceeds from exercise of options	165,999	-
Proceeds from sale of warrants	400	-
Proceeds from sale of membership units	-	707,000
Proceeds from notes payable-related parties	-	150,084
Repayment of notes payable	(50,780)	(2,778)
Repayment of notes payable-related party	(50,000)	-

Net cash flows provided by financing activities	6,965,619	1,504,455

Increase (decrease) in cash	1,200,592	(344,684)
Cash, beginning of period	126,421	422,939
Cash, end of period	$1,327,013	$78,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$7,756	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Warrants exercised in exchange for debt and accrued interest	$3,102,000	$-

Warrants issued for financing	$2,509,537	$-

Warrants issued for services	$1,532,228	$-

Shares issued in exchange for debt and accrued interest	$1,054,658	$-

Notes payable issued for accrued interest	$15,123	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 – THE COMPANY

Nature of Operations

TherapeuticsMD, Inc. ("Therapeutics" or the "Company"), through its wholly owned subsidiary vitaMedMD, LLC ("VitaMed"), is a specialty pharmaceutical company focused on providing the highest quality products to the women's health market to improve women’s health and wellness. Our national sales force that calls on physicians and pharmacies is enhanced by our patent-pending technology and business methodology.  This combination allows us to market both over-the-counter ("OTC") and prescription nutritional supplements, drugs, medical foods and other medical products through pharmacies and our web-site with the recommendation of physicians by creating a unique value proposition for patients, physician/providers and insurance payors.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the six months ended June 30, 2012, the Company incurred a loss from operations of approximately $6,843,000 had negative cash flows from operations of approximately $5,249,000 and had an accumulated deficit of approximately $42,133,000.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans include raising additional proceeds from debt and equity transactions and to continue to increase its sales and marketing activities, however, there are no assurances that management will be successful in their efforts.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, vitaMedMD and BocagreenMD, Inc., a Nevada corporation ("Bocagreen"). Bocagreen was formed by the Company on January 10, 2012 and is currently without operations.  All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605, "Revenue Recognition" (“ASC 605”).  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Over The Counter Products

The Company generates OTC revenue by sales of products primarily to retail consumers.  The Company’s policy is to recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer.  Outbound shipping and handling fees are included in sales and are billed upon shipment.  Shipping expenses are included in cost of sales.  The majority of the Company’s sales are paid with credit cards and the Company usually receives the cash settlement in two to three banking days.  Credit card sales minimize accounts receivable balances relative to sales.  We provide an unconditional thirty-day money-back return policy whereby we accept product returns from our retail and eCommerce customers.  The Company’s revenue from OTC sales is recognized net of returns, sales discounts, and eCommerce fees.

For the six months ended June 30, 2012 and 2011, the Company recorded an allowance for returns of $28,156 and $10,756, respectively.  The Company estimates the allowance for returns based on historical return activity, which is reviewed, and adjusted if necessary, on a quarterly basis.

Prescription Products

The Company’s prescription products are sold primarily through drug wholesalers and retail pharmacies. The Company’s revenue from prescription product sales is recognized net of sales discounts and end-user rebates.

The Company accepts returns of unsalable product from customers within a return period of six months prior to and following product expiration.  The Company’s prescription products currently have a shelf-life of 24 months from date of manufacture.  Given the limited history of prescriptions products, the Company currently cannot reliably estimate expected returns of the prescription products at the time of shipment.  Accordingly, the Company defers recognition of revenue on prescription products until the right of return no longer exists, which occurs at the earlier of the time the prescription products are dispensed through patient prescriptions or expiration of the right of return.  As a result of this policy, the Company has a deferred revenue balance of approximately $619,000 at June 30, 2012.

The Company maintains various rebate programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty.  The rebate program is designed to enable the end-user to return a coupon to the Company.  If the coupon qualifies, the Company sends a rebate check to the end-user.  The Company estimates the allowance for rebates based on industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis.  For the six months ended June 30, 2012 and 2011, the Company recorded rebate expense of $11,740 and $0, respectively.

Inventories

Inventories represent packaged nutritional products and supplements which are valued at the lower of cost or market using the average cost method.  The costs of manufacturing the prescription products associated with the deferred revenue (as discussed in Revenue Recognition) are record as deferred costs, which are included in inventory, until such time as the related deferred revenue is recognized.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – INVENTORY

Inventory consists of the following:
	June 30, 2012	December 31, 2011
Finished product	$757,244	$588,073
Deferred costs	62,997	-0-
TOTAL INVENTORY	$820,241	$588,073

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:
	June 30, 2012	December 31, 2011
Deposits with vendors (Note 15)	$400,656	$300,503
Prepaid consulting	395,810	95,962
Prepaid insurance	69,027	52,611
Prepaid guaranty costs	32,320	46,984
Other prepaid costs	1,997	-0-
TOTAL OTHER CURRENT ASSETS	$899,810	$496,060

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:
	June 30, 2012	December 31, 2011
Website	$91,743	$91,743
Equipment	67,669	33,651
Furniture and fixtures	58,605	26,219
	218,017	151,613
Accumulated depreciation	(110,612)	(81,500)
TOTAL FIXED ASSETS	$107,405	$70,113

Depreciation expense for the six months ended June 30, 2012 and 2011 was $29,113 and $27,422, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 7 – OTHER ASSETS

Prepaid expenses consist of the following:
	June 30, 2012	December 31, 2011
Prepaid consulting	$1,215,340	$71,689
Prepaid guaranty costs	-0-	8,826
TOTAL OTHER CURRENT ASSETS	$1,215,340	$80,515

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	June 30, 2012	December 31, 2011
Accrued payroll and commission	$416,631	$295,915
Accrued vacation	178,812	68,438
Other accrued expenses	77,394	60,035
Dividends payable(1)	41,359	41,359
TOTAL OTHER CURRENT LIABILITIES	$714,196	$465,747

_________________
(1) In June 2008, the Company declared and paid a special dividend of $0.40 per share of common stock to all shareholders of record as of June 10, 2008.  This amount reflects moneys remaining unclaimed by certain shareholders.

NOTE 9 – NOTES PAYABLE

Issuance of Promissory Notes

In January and February 2012, the Company sold six-percent promissory notes (the "Promissory Notes") for an aggregate of $900,000 with due dates of March 1, 2012.  As discussed below, these Promissory Notes were modified on February 24, 2012 through the issuance of secured promissory notes (the "February 2012 Notes").

Issuance of February 2012 Notes

On February 24, 2012, the Company sold and issued the February 2012 Notes to an individual and an entity (the “Parties”), both of which are shareholders of the Company, in the principal base amount of $1,358,014 and $1,357,110 respectively (the "Principal Base Amount(s)") and granted Warrants for the purchase in the aggregate of 9,000,000 shares (4,500,000 to each Party) (the "February 2012 Warrants") pursuant to the terms of a Note Purchase Agreement (the "Note Purchase Agreement") also dated February 24, 2012.  As consideration for the Februay 2012 Notes and the February 2012 Warrants, the Company received an aggregate of $1,000,000 of new funding from the Parties (the "New Funding") and the Parties surrendered certain promissory notes previously issued by the Company in the amount of $1,700,000 plus accrued interest of $15,124 (collectively known as the "Prior Notes").  The Company granted 5,685,300 Warrants in consideration of the modification of the Prior Notes and 3,314,700 Warrants with the New Funding.  The Company determined that the resulting modification of the Prior Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.”  As such the modification was accounted for as an extinguishment and restructuring of the debt, and the 5,685,300 warrants issued were expensed. The fair value of the Prior Notes was estimated by calculating the present value of the future

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 9 – NOTES PAYABLE (continued)

Issuance of February 2012 Notes (continued)

cash flows discounted at a market rate of return for comparable debt instruments to be $1,517,741, resulting in a debt discount of $197,583.  The Company recognized a loss on extinguishment of debt of $10,307,864 which represented the fair value of the 5,685,300 warrants net of the difference between the carrying amount of the Prior Notes and their fair value as of the date of the modification.

The Company determined the relative fair value of the 3,314,700 Warrants granted with the New Funding to be $859,647 and recorded the amount as debt discount to be amortized over the term of the February 2012 Notes.  As a result of the surrender of the February 2012 Notes on June 19, 2012 (see Issuance of June 2012 Notes below), the Company expensed the remaining unamortized debt discount.  As of June 30, 2012, the Company recorded interest expense totaling $859,647 related to the February 2012 Notes.

Under the February 2012 Notes, the Parties loaned the Company an additional $2,000,000 during March, April, and May 2012.

On June 19, 2012 the Company settled $3,102,000 in principle and interest of the February 2012 Notes in exchange for the exercise of 8,145,486 Common Stock purchase warrants.  As discussed below, the remaining balance of $2,691,847 of the February 2012 Notes was modified on June 19, 2012 through the issuance of secured promissory notes (the "June 2012 Notes").

Issuance of June 2012 Notes

On June 19, 2012, the Company sold and issued the June 2012 Notes to the same Parties described in the paragraph above in the principal base amount of $2,347,128 and $2,344,719 respectively pursuant to the terms of a Note Purchase Agreement.  As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of the February 2012 Notes in the aggregate amount of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and the Company received an aggregate of $2,000,000 of new funding from the Parties (the "New Funding").  The principal base amount of each of the June 2012 Notes, plus any additional advance made to the Company thereafter, together with accrued interest at the annual rate of six percent (6%), is due in one lump sum payment on February 24, 2014.  As security for the Company’s obligations under the Note Purchase Agreement and the June 2012 Notes, the Company entered into a Security Agreement and pledged all of its assets, tangible and intangible, as further described therein.  The Company granted 7,000,000 Warrants in connection with the New Funding.  The Company determined the relative fair value of the 7,000,000 Warrants to be $1,649,890 and recorded this amount as a debt discount to be amortized over the term of the June 2012 Notes.  In conjunction with the February 2012 Notes and June 2012 Notes, for the three and six months ended June 30, 2012, the Company recorded an aggregate of $67,095 and $98,698, respectively, as amortization of debt discount on the accompanying condensed consolidated financial statements.  At June 30, 2012, the Company reported a notes payable balance of $3,094,203, net of debt discount of $1,597,644, in long-term liabilities on the accompanying condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 9 – NOTES PAYABLE (continued)

Conversion of July 2011 Secured Notes

In July 2011, VitaMed sold two Senior Secured Promissory Notes (the "Secured Notes") to the Parties described in the paragraphs above in the amount of $500,000 each and also entered into a Security Agreement under which VitaMed pledged all of its assets to secure the obligation. The Secured Notes bear interest at the rate of six percent (6%) per annum, are due on the one (1) year anniversary thereof, and are convertible into shares of the Company's Common Stock at the option of the Company.  The Company may pay the Secured Notes by delivering such number of shares of the Company's Common Stock as shall be determined by dividing the outstanding principal then due and owing by the Company's Share Price.  For purposes of the Secured Notes, the "Share Price" shall mean the lower of the most recent price at which the Company offered and sold shares of its Common Stock (not including any shares issued upon the exercise of options and/or warrants or upon the conversion of any convertible securities) or the five-day average closing bid price immediately preceding the date of conversion.  On June 19, 2012, the Company and the Parties agreed to convert the Secured Notes, and according to the terms thereof, aggregated principal and interest through June 19, 2012 of $1,054,647 was converted at $0.38 per share into an aggregate of 2,775,415 shares of the Company's Common Stock.  This resulted in a beneficial conversion feature of $6,716,504 as recorded in other income and expense on the accompanying condensed consolidated financial statements.  For the three and six months ended June 30, 2012, the Company recorded an aggregate of $18,246 and $33,204, respectively, as interest expense on the accompanying condensed consolidated financial statements.

March 2011 Bank Line of Credit

In March 2011, VitaMed entered into a Business Loan Agreement and Promissory Note with First United Bank for a $300,000 bank line of credit (the "Bank LOC") for which a personal guarantee and cash collateral was required.  Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed.  In consideration for the personal guarantees and cash collateral, Warrants for an aggregate of 613,713 shares were granted.  The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012.  The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the "Bank LOC Extension").  The Bank LOC Extension accrues interest at the rate of 2.35% and is due on March 1, 2013.  At June 30, 2012, the outstanding principle balance of the Bank LOC was $299,220.  During the three and six months ended June 30, 2012, interest expense of $1,777 and $4,709, respectively was paid and is included in interest expense on the accompanying condensed consolidated financial statements.

Issuance of VitaMed Promissory Notes

In June 2011, VitaMed sold Promissory Notes (the "VitaMed Promissory Notes") in the aggregate of $500,000.  In consideration for the VitaMed Promissory Notes, Warrants for an aggregate of 613,718 shares were granted.  The VitaMed Promissory Notes earn interest at the rate of four percent (4%) per annum and were due at the earlier of (i) the six (6) month anniversary of the date of issuance and (ii) such time as VitaMed received the proceeds of a promissory note(s) issued in an amount of not less than $1,000,000 (the "Funding").  Upon the closing of the Funding in July 2011, as more fully described above

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 9 – NOTES PAYABLE (continued)

Issuance of VitaMed Promissory Notes (continued)

in Conversion of July 2011 Secured Notes, two of the VitaMed Promissory Notes in the aggregate of $200,000 were paid in full.  By mutual agreement, the remaining VitaMed Promissory Notes in the aggregate of $300,000 were extended.  In October 2011, one of the VitaMed Promissory Notes for $50,000 was paid in full.  By mutual agreement, VitaMed Promissory Notes in the aggregate of $100,000 were converted into 266,822 shares of the Company's Common Stock at $0.38 per share, which represents fair value of the shares on the date of conversion.  The remaining VitaMed Promissory Notes in the aggregate of $150,000 were extended to June 1, 2012 (one held by Mr. Milligan for $50,000, one for $50,000 held by BF Investments, LLC (owned by Brian Bernick, a member of the board of directors of the Company) and one held by an unaffiliated individual for $50,000).  In June 2012, the VitaMed Promissory Note held by the unaffiliated individual was paid in full including $2,160 in accrued interest.

In December 2011, the Company sold four-percent Promissory Notes to Mr. Finizio and Mr. Milligan and for an aggregate of $100,000 ($50,000 each) with due dates of March 1, 2012 (the "Notes").  These Notes were extended by mutual agreement to June 1, 2012.  In June 2012, the VitaMed Promissory Note held by Mr. Finizio was paid in full including $888 in accrued interest.  For the three and six months ended June 30, 2012, the Company recorded an aggregate of $2,352 and $4,847, respectively, as interest expense on the accompanying condensed consolidated financial statements.  At June 30, 2012, the Company reported a notes payable, related parties balance of $150,000.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

At June 30, 2012, the Company had 250,000,000 shares of Common Stock, $0.001 par value authorized, with 95,750,212 shares of Common Stock issued and outstanding.

Warrants

The valuation methodology used to determine the fair value of Common Stock purchase warrants (“Warrants”) is the Black-Scholes-Merton option-pricing model ("Black-Scholes Model").  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate and the term of the Common Stock purchase warrant.  The weighted average fair value per share of Warrants granted and the assumptions used in the Black-Scholes Model during the six months ended June 30, 2012 are described below.  The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term.  Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the term of the award.  The Company’s estimated volatility is an average of the historical volatility of the stock prices of its peer entities whose stock prices were publicly available.  The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards.  The Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrants Issued in Conjunction with Debt

On February 24, 2012, the Company granted an aggregate of 5,685,300 Warrants in connection with the modification of certain existing promissory notes (the “Modification Warrants”), and 3,314,700 Warrants with the issuance of secured promissory notes (the “February 2012 Warrants”) (see NOTE 9 – NOTES PAYABLE, Issuance of February 2012 Notes for more details).  Both the Modification Warrants and the February 2012 Warrants are exercisable at $0.38.  The Modification Warrants’ fair value of $10,505,247 and the February 2012 Warrants’ fair value of $6,124,873 was determined by using the Black-Scholes Model on the date of the grant.  Both valuations used a term of 5 years; a volatility of 44.5%; risk free rate of 0.89%; and a dividend yield of 0%.  The company recorded the fair value of the Modification Warrants as part of the loss on extinguishment of debt in the accompanying condensed consolidated financial statements.  The relative fair value of the February 2012 Warrants of $859,647 was recorded as debt discount.  As a result of the surrender of the February 2012 Notes on June 19, 2012, the Company expensed the remaining unamortized debt discount.  As of June 30, 2012, the Company recorded interest expense totaling $859,647 related to the February 2012 Notes.

On June 19, 2012, the Company granted an aggregate of 7,000,000 Warrants in connection with the issuance of secured promissory notes (the “June 2012 Warrants”) (see NOTE 9 – NOTES PAYABLE, Issuance of June 2012 Notes for more details).  Of the 7,000,000 June 2012 Warrants, 6,000,000 are exercisable at $2.00 and 1,000,000 are exercisable at $3.00.  The fair value of the June 2012 Warrants of $9,424,982 was determined by using the Black-Scholes Model on the date of the grant.  The Warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.64%; risk free rate of 0.75%; and a dividend yield of 0%.  The relative fair value of the Warrants of $1,649,890 was determined by using the relative fair value calculation method on the date of the grant.  At June 30, 2012, $1,597,644 was reported as debt discount and for the three and six months ended June 30, 2012, $52,246 was recorded as amortization of debt discount on the accompanying condensed consolidated financial statements.

Warrants Issued for Services

In March 2012, the Company granted an aggregate of 31,000 Warrants to five unaffiliated individuals for services rendered.

These Warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.81%; risk free rate of 1.04%; and a dividend yield of 0%.  These Warrants were valued at $29,736 and were recorded as consulting expense in the accompanying condensed consolidated financial statements.

In May 2012, the Company granted an aggregate of 1,300,000 Warrants to unaffiliated entity for services to be rendered over approximately 5 years period beginning in May 2012.  Services provided are to include: (a) services in support of the Company’s drug development efforts including, but not limited to, services in support of the Company’s ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of the

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

Warrants Issued for Services (continued)

Company's efforts to successfully obtain New Drug Approval from the U.S. Food and Drug Administration; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities.  These Warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%.  These Warrants were valued  $1,532,228 ($306,446 was recorded as prepaid expense-short term, $1,188,001 as prepaid expense-long term, and $37,781 as consulting expense in the accompanying condensed consolidated financial statements).  The contract will expire upon the commercial manufacture of a drug product.  Based on its review, the Company has determined that the process will take approximately 5 years.  As a result, the Company is amortizing the $1,532,228 over 5 years.

In June 2012, the Company granted an aggregate of 1,500 Warrants to three unaffiliated individuals for services rendered.  These Warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.78%; risk free rate of 0.72%; and a dividend yield of 0%.  These Warrants were valued at $1,656 and were recorded as consulting expense in the accompanying condensed consolidated financial statements.

A summary of the Company's Common Stock purchase warrant activity and related information for 2012 follows:

	Number of Shares Under Company Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	3,057,627	$0.36	7.9	$3,483,691
Granted	17,332,500	$1.26	4.8	$26,891,400
Exercised	(8,145,486)
Expired	-0-
Cancelled	-0-
Balance at June 30, 2012	12,244,641	$1.62	5.3	$14,644,646
Vested and Exercisable at June 30, 2012	11,600,304	$1.69	5.1	$13,065,984

As of June 30, 2012, the Company had Warrants outstanding with an exercise prices ranging from $0.24 to $3.00 per share.  As of June 30, 2012, unamortized costs associated with Warrants totaled approximately $1,611,000.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Stock Options

In 2009, the Company adopted the 2009 Long Term Incentive Compensation Plan (the "LTIP") to provide financial incentives to employees, members of the Board, and advisers and consultants of the Company who are able to contribute towards the creation of or who have created stockholder value by providing them options for the purchase of the Company's Common Stock ("Options") and other stock and cash incentives (the "Awards").  The Awards available under the LTIP consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the LTIP.  There are 25,000,000 shares authorized for issuance thereunder.

On February 23, 2012, the Company's Board of Directors adopted the 2012 Stock Incentive Plan, a non-qualified plan not requiring approval by the Company's shareholders ("2012 SOP").  The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company. There are 10,000,000 shares authorized for issuance thereunder.  No shares have been issued under the 2012 SOP.

The valuation methodology used to determine the fair value of Options is the Black-Scholes Model.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life.

The assumptions used in the Black-Scholes Model during the six months ended June 30, 2012 are set forth in the table below.

Risk-free interest rate	0.84-2.23%
Volatility	40.77-43.10%
Expected life (in years)	5.5-6.75
Dividend yield	0.00%

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

In January 2012, certain individuals exercised their right to purchase an aggregate of 1,630,022 shares of the Company's Common Stock for an aggregate purchase price of $166,000.  The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") due to Section 4(1) of the Act and Rule 144 and are covered by a lock up agreement.

On February 27, 2012, the Company issued Options to certain officers and directors of the Company.  The ten-year Options are for the purchase of an aggregate of 600,000 shares and have an exercise price of $2.20 per share.  The Options vest in full on February 27, 2013.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

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

On March 30, 2012, the Company's Board of Directors approved a cashless exercise provision for use by holders of Company Options.  Also on March 30, 2012, an individual exercised his right to purchase 245,485 shares of the Company's Common Stock.  The aggregate purchase price of approximately $60,000 was paid pursuant to a cashless exercise provision wherein the individual surrendered his right to receive 25,000 shares thereunder.  The 220,485 shares were issued in reliance upon an exemption from the registration provisions of the Act due to Section 4(1) of the Act and Rule 144 and are covered by a lock up agreement.

On April 16, 2012, the Company's Board of Directors approved the issuance of ten-year Company Options for its directors for the purchase of: (i) an aggregate of 350,000 shares (50,000 shares each) to its directors for services to be rendered during calendar year 2012 and (ii) an aggregate of 75,000 shares (25,000 shares each) to the chairs of the Audit, Compensation and Corporate Governance Committees for services to be rendered during calendar year 2012.  All of these Company Options have an exercise price of $2.55 per share and all shares thereunder vest on December 31, 2012.  In addition, Dr. Brian Bernick, a director and employee, was issued a Company Option for 150,000 shares for services rendered as an employee, having an exercise price of $2.55 under which all shares vest on the first anniversary of issuance.

On June 29, 2012, the Company issued ten-year Options to employees, consultants, and a director for the purchase of an aggregate of 250,000 shares with an exercise price of $2.80.  An aggregate of 7,500 shares available under the Options vest over a four-year period on anniversary of issuance, an aggregate of 115,000 shares vest over a two-year period on the anniversary of issuance, 2,500 shares vest over a one-year period on the anniversary of issuance, 75,000 shares vest monthly on December 31, 2012, and 50,000 vest immediately.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

A summary of activity under the LTIP and related information follows:

	Number of Shares Under Company Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	10,590,161	$0.16	7.6	$14,067,649
Granted	1,905,000	$2.39	9.8	$782,000
Exercised	(1,850,507)
Expired	-0-
Cancelled	(25,000)
Balance at June 30, 2012	10,619,654	$0.58	7.6	$23,481,938
Vested and Exercisable at June 30, 2012	7,283,850	$0.13	6.9	$19,316,956

The weighted-average issue date fair value of Options issued during the six months ended June 30, 2012 was $1.02.

As of June 30, 2012 the Company had Options outstanding with exercise prices ranging from $0.10 to $2.80 per share.

Share-based compensation expense for Options recognized in our results for the six months ended June 30, 2012 and 2011 ($529,129 and $98,236, respectively) is based on awards vested and we estimated no forfeitures.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At June 30, 2012, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,683,000 which is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 11 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the six months ended June 30, 2012, additional losses expected for the remainder of 2012 as well as from net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 12 – RELATED PARTIES

Purchases by Related Parties

During the six months ended June 30, 2012 and 2011, the Company sold its products to Dr. Bernick in the amounts of $1,440 and $11,505, respectively, while $0 and $0 remained outstanding at June 30, 2012 and December 31, 2011, respectively.

Agreements with Pernix Therapeutics, LLC

On February 29, 2012, Cooper C. Collins, President and largest shareholder of Pernix Therapeutics, LLC (“Pernix”), was elected to serve on the Company's Board of Directors.  The Company closed a Stock Purchase Agreement with Pernix on October 4, 2011.  From time to time, the Company has, and will continue to, enter into agreements with Pernix in the normal course of business.  During the six months ended June 30, 2012 and 2011, the Company made purchases of approximately $96,250 and $0, respectively, from Pernix.  At June 30, 2012 and December 31, 2011, payable owed to Pernix of approximately $96,250 and $0, respectively, remained outstanding.

Warrants assigned to Related Party

In June 2012, a warrant for the purchase of an aggregate of 100,000 shares of the Company's Common Stock was assigned to the son of the Company's Chairman of the Board of Directors by a non-affiliated third party (shareholder/lender).

NOTE 13 - BUSINESS CONCENTRATIONS

The Company purchases its products from several suppliers with approximately 87% and 97% of purchases from one supplier for the six months ended June 30, 2012 and 2011, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The rental expense related to this lease totaled $56,918 and $56,908 for the six months ended June 30, 2012 and 2011, respectively.  Future minimum rental payments are through June 30, 2012 total $102,410.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 15 – DEPOSITS HELD BY VENDORS

During the six months ended June 30, 2012 and in December 2011, the Company paid approximately $763,000 and $245,000, respectively, to a non-affiliated third party vendor and shareholder for fees related to research and development of new products.  During the three and six months ended June 30, 2012, approximately $579,000 and $873,000, respectively, was charged to expense leaving an unused balance of approximately $135,000, which is recorded as deposits to vendors in the accompanying consolidated condensed financial statements.  The Company believes that it will incur additional related fees in 2012 in the approximate amount of $1,100,000.

During the six months ended June 30, 2012 and in December 2011, the Company paid approximately $309,000 and $55,000, respectively, to a non-affiliated third party vendor and shareholder as down payments on inventory purchases.  These down payments were recorded as deposits with vendors in the accompanying consolidated condensed financial statements.  During the three and six months ended June 30, 2012, approximately $127,000 and $161,000, respectively, was applied to inventory purchases leaving an unused balance of approximately $203,000.

During the six months ended June 30, 2012, the Company paid approximately $63,000 to a non-affiliated third party vendor as down payments on inventory purchases.  This down payment was recorded as deposits with vendors in the accompanying consolidated condensed financial statements.  During the six months ended June 30, 2012, nothing was applied to inventory purchases leaving an unused balance of approximately $63,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s condensed consolidated financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the "Commission") on March 27, 2012, including the audited financial statements and notes included therein.  The reported results will not necessarily reflect future results of operations or financial condition.

    In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our expectation to begin clinical trials in the near future, our plans to file Investigational New Drug applications, our expected sales demand, our contemplated attainment of profitable operations, our belief that we will be able to raise capital to execute our business plan and become profitable, our belief we have sufficient financial resources, our expectations of research and development expenditures, our estimation of inventory growth, our belief that we will be able to meet the costs of growth and public reporting, and our belief regarding securing required financing.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under "Risk Factors" in our Form 10-K for the year ended December 31, 2011.

Throughout this Quarterly Report on Form 10-Q (the "Report”), the terms "we," "us," "our," "Therapeutics,"  or "our Company" refers to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, includes its wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company incorporated on May 13, 2008 ("VitaMed") and BocagreenMD, Inc., a Nevada corporation ("Bocagreen"), incorporated on January 10, 2012.

Overview

Therapeutics, through its wholly owned subsidiary, VitaMed, is a specialty pharmaceutical company focused on providing the highest quality products to the women's health market. VitaMed has a national sales force that calls on physicians and pharmacies is enhanced by our patent-pending technology and business methodology.  This combination allows us to market both over-the-counter ("OTC") and prescription nutritional supplements, drugs, medical foods and other medical products through pharmacies and our web-site with the recommendation of physicians by creating a unique value proposition for patients, physician/providers and insurance payors.

The Company's Common Stock is traded on the OTCQB under the symbol "TXMD."  The Company maintains a website at www.therapeuticsmd.com and VitaMed maintains websites at www.vitamedmd.com and www.vitamedmdrx.com.

Recent Developments

Approval of 2012 Stock Incentive Plan

On February 23, 2012, the Company's Board of Directors adopted the 2012 Stock Incentive Plan, a non-qualified plan not requiring approval by the Company's shareholders ("2012 SOP").  The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company. There are 10,000,000 shares authorized for issuance thereunder.  No shares have been issued under the 2012 SOP through the date of this Report.

Issuance of Secured Promissory Notes

Issuance, Modification and Settlement of February 2012 Notes

On February 24, 2012, the Company sold and issued the February 2012 Notes to an individual and an entity (the “Parties”), both of which are shareholders of the Company, in the principal base amount of $1,358,014 and $1,357,110 respectively (the "Principal Base Amount(s)") and granted Common Stock Purchase Warrants ("Warrants") for the purchase in the aggregate of 9,000,000 shares (4,500,000 to each Party) (the "February 2012 Warrants") pursuant to the terms of a Note Purchase Agreement (the "Note Purchase Agreement") also dated February 24, 2012.  As consideration for the February 2012 Notes and the February 2012 Warrants, the Company received an aggregate of $1,000,000 of new funding from the Parties (the "New Funding") and the Parties surrendered certain promissory notes previously issued by the Company in the amount of $1,700,000 plus accrued interest of $15,124 (collectively known as the "Prior Notes").  The February 2012 Warrants for the purchase of an aggregate of 9,000,000 shares included 5,685,300 shares in consideration of the modification of the Prior Notes and 3,314,700 shares in consideration of the New Funding.  See NOTE 9 – NOTES PAYABLE in the accompanying condensed consolidated financial statements for more details.

Under the February 2012 Notes, the Parties loaned the Company an additional $2,000,000 during March, April, and May 2012.

On June 19, 2012, the Company settled $3,102,000 in principle and interest of the February 2012 Notes in exchange for the Parties' exercise of Warrants for the purchase of an aggregate of 8,145,486 shares. As discussed below, the remaining balance of $2,691,847 of the February 2012 Notes was modified on June 19, 2012 through the issuance of secured promissory notes (the "June 2012 Notes").

Issuance of June 2012 Notes

On June 19, 2012, the Company sold and issued secured promissory notes (the "June 2012 Notes") to the same Parties described in the paragraph above in the principal base amounts, of $2,347,128 and $2,344,719, respectively, pursuant to the terms of a Note Purchase Agreement.  As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of the February 2012 Notes in the aggregate amount of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and the Company received an aggregate of $2,000,000 of new funding from the Parties.  The principal base amount of each of the June 2012 Notes, plus any additional advances made to the Company thereafter together with accrued interest at the annual rate of six percent (6%), is due in one lump sum payment on February 24, 2014.  As security for the Company’s obligations under the Note Purchase Agreement and the June 2012 Notes, the Company entered into a Security Agreement and pledged all of its assets, tangible and intangible, as further described therein.  The Company granted Warrants for the purchase of an aggregate of 7,000,000 shares with the New Funding.  See NOTE 9 – NOTES PAYABLE and NOTE 10 – STOCKHOLDERS' EQUITY, Warrants in the accompanying condensed consolidated financial statements for more details.

Consulting Services for Drug Development

On May 17, 2012, the Company entered into a consulting agreement ("Agreement") with Sancilio and Company, Inc. ("SCI") in the ordinary course of business relative to drug development efforts for new drug products and services to be provided to obtain FDA approval for same.  Compensation for such services will be paid through the granting of Common Stock Purchase Warrants ("Warrants") to be issued upon performance criteria.  A five-year Warrant was issued in conjunction with the signing of the Agreement for the purchase of 1,300,000 shares of the Company's Common Stock with an exercise price of $2.57 per share (the "First Warrant").  Upon the Company's receipt of any final FDA approval of a new drug product, the Company will issue a five-year Warrant for the purchase of 433,000 shares of the Company Common Stock to SCI with an exercise price equal to that of the First Warrant (the "Second Warrant").  As an additional incentive, the Company will issue a five-year Warrant for the purchase of 400,000 shares of the Company's Common Stock to SCI upon the submission to the FDA of specified new drug products (the "Third Warrant").  The Third Warrant will have an exercise price set at the five-day closing bid price immediately preceding the specified submission to the FDA.  All shares under the First, Second and Third Warrants shall vest immediately upon issuance.

New Products

On April 9, 2012, the Company launched its second prescription prenatal vitamin, vitaMedMD™ One Rx.  vitaMedMD One Rx is a single dose containing one softgel with 14 vitamins, minerals and 200 mg of plant-based DHA.

On May 10, 2012, the Company launched its third prescription prenatal vitamin, vitaMedMD™ RediChew™ Rx.  vitaMedMD RediChew Rx is a small, vanilla flavored, chewable prenatal vitamin tablet that dissolves quickly and is taken once daily.

On July 20, 2012, the Company filed additional patent applications concerning its proprietary formulation technologies for its products TX12001HR, TX12002HR and TX12003HR.  Two prior patent applications were filed by the Company within the last year.  The Company expects to begin clinical trials in the near future for these prescription products for hormone replacement therapy in menopausal women. Thereafter, the Company intends to seek FDA approval under a New Drug Approval ("NDA") for these products as early as 2013 and as late as 2015.

The Company plans to file up to three Investigational New Drug applications ("INDs") with the FDA this year and, if accepted, will initiate Phase III clinical trials in the field of hormone therapy for menopausal women.

Results of Operations

The following information presents the results of operations for the Company's continuing operations for the three and six month periods ended June 30, 2012 and 2011. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith and our Annual Report on Form 10-K filed with the SEC on March 27, 2012. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.  Historical financial information presented for the three and six months ended June 30, 2012 and 2011 is that of the Company on a consolidated basis with its subsidiaries.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

	Three Months Ended June 30,
	2012	2011	Change
	(000’s)
Revenue	$819	$508	$311
Cost of goods sold	372	239	133
Operating expenses	4,421	1,320	3,101
Operating loss	(3,974)	(1,051)	(2,923)
Beneficial conversion feature	(6,717)	-0-	(6,717)
Other income (expense), net	(1,159)	(15)	(1,144)
Net loss	$(11,850)	$(1,066)	$(10,784)

Revenue and Cost of Goods Sold

Revenues for three months ended June 30, 2012 increased $311,000, or approximately 61%, from the three months ended June 30, 2011.  This increase was directly attributable to the (i) increase in the number of sales territories, (ii) the associated increase in number of sales people selling in those territories and (iii) the new prescription product introduced in March 2012.  Cost of goods sold increased $133,000, or approximately 56%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Cost of goods sold as a percentage of revenue was 45%, and 47% for the three months ended June 30, 2012 and 2011, respectively. Approximately 85% of this increase was due to an increase in the amount of product sold and approximately 15% of the increase was related to product mix.  The Company's costs of individual products did not change for the three months ended June 30, 2012 as compared to the same period in 2011.

Operating Expenses

The Company's principal operating costs include the following items as a percentage of total expense.

	Three Months Ended June 30,
	2012	2011
Human resource costs, including commission and benefits	26.6%	48.3%
Product design and development costs	10.9%	8.0%
Sales and marketing, excluding human resources	32.4%	17.0%
Professional fees for legal, accounting and consulting	5.3%	5.1%
Non-cash costs	11.4%	3.5%
Other	13.4%	17.3%

Operating expenses increased by $3.1 million (235%) as a result of the following items:

	(000’s	)
Increase in human resource costs	$1,086
Increase in product design and development costs	727
Increase in sales and marketing, excluding human resource costs	653
Increase in non-cash costs	460
Increase in professional, accounting and consulting	165
Increase in all other operating expenses	10
	$3,101

Human resource related costs (including salaries, commission, and benefits) was higher as a result of an increase of 28 employees between the two periods (approximately $752,000) and increased sales commissions of approximately $334,000.

Product design and development costs increased as a direct result of our new prescription prenatal products.

Professional fees increased primarily due to a higher legal fees arising from contract and patent services and public company filing related costs (approximately $114,000).  Consulting costs were also higher as a result of opening new sales territories and the additional resources needed for public company filings (approximately $51,000).

Sales and marketing costs increased due to the addition of new sales territories and expanded client education.

Non-cash costs were higher as the result of the Warrants issued for services (approximate fair value of $66,000) and additional costs related to the issuance of Options (approximate fair value of $394,000).

Beneficial Conversion Feature

Beneficial conversion feature of approximately $6,717,000 consists of non-cash costs associated with the conversion of approximately $1,055,000 in debt into 2,775,415 shares of the Company’s Common Stock.

Other Income (Expense), net

Other non-operating expense increased by approximately $1,144,000 for the three months ended June 30, 2012 in comparison to the same period in 2011 due primarily to the addition of amortization of debt discount not incurred during 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

	Six Months Ended June 30,
	2012	2011	Change
	(000’s)
Revenue	$1,541	$994	$547
Cost of goods sold	708	443	265
Operating expenses	7,675	2,374	5,301
Operating loss	(6,842)	(1,823)	(5,019)
Loss on extinguishment of debt	(10,308)	-0-	(10,308)
Beneficial conversion feature	(6,717)	-0-	(6,717)
Other income (expense), net	(1,273)	(18)	(1,255)
Net loss	$(25,140)	$(1,841)	$(23,299)

Revenue and Cost of Goods Sold

Revenues for six months ended June 30, 2012 were up $547,000, or approximately 55%, from the six months ended June 30, 2011.  This increase was directly attributable to the (i) increase in the number of sales territories, (ii) the associated increase in number of sales people selling in those territories and (iii) the new prescription product introduced in March 2012.  Cost of goods sold increased $265,000, or approximately 60%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Cost of goods sold as a percentage of revenues was 46% and 45% for the six months ended June 30, 2012 and 2011, respectively.  Approximately 98% of this increase was due to an increase in the amount of product sold and approximately 2% of the increase was related to product mix.  The Company's costs of individual products did not change for the six months ended June 30, 2012 as compared to the same period in 2011.

Operating Expenses

The Company's principal operating costs include the following items as a percentage of total expense.

	Six Months Ended June 30,
	2012	2011
Human resource costs, including commission and benefits	41.2%	51.5%
Product design and development costs	16.2%	6.7%
Sales and marketing, excluding human resources	20.1%	16.2%
Professional fees for legal, accounting and consulting	7.1%	3.8%
Non-cash costs	8.5%	4.1%
Other	6.9%	17.2%

Operating expenses increased by $5.3 million (223%) as a result of the following items:

(000’s)
Increase in human resource costs	$1,931
Increase in product design and development costs	1,085
Increase in sales and marketing, excluding human resource costs	1,158
Increase in non-cash costs	550
Increase in professional, accounting and consulting	457
Increase in all other operating expenses	120
$5,301

Human resource related costs (including salaries, commission, and benefits) was higher as a result of an increase of 28 employees between the two periods (approximately $1,448,000) and increased sales commissions of approximately $483,000.

Product design and development costs increased as a direct result of our new prescription prenatal products.

Professional fees increased primarily due to a higher legal fees arising from contract and patent services and public company filing related costs (approximately $293,000).  The Company experienced higher accounting and audit costs related to preparation of audits and public company filing related costs (approximately $81,000).  Consulting costs were also higher as a result of opening new sales territories and the additional resources needed for public company filings (approximately $83,000).

Sales and marketing costs increased due to the addition of new sales territories and expanded client education.

Non-cash costs were higher as the result of the Warrants issued for services (approximate fair value of $119,000) and additional costs related to the issuance of Options (approximate fair value of $431,000).

Loss on extinguishment of debt

In February 2012 (as described above), the Company issued the February 2012 Notes in the aggregate of approximately $2,700,000 and granted the February 2012 Warrants for the purchase of an aggregate of 9,000,000 shares.  As consideration for the February 2012 Notes and the February 2012 Warrants, the Company received $1,000,000 of new funding and the surrender of certain promissory notes previously issued by the Company in the aggregate amount of approximately $1,700,000 (the "Prior Notes").  The Company determined that the resulting modification of the February 2012 Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.”  As such the modification was accounted for as an extinguishment and restructuring of the debt, and the February 2012 Warrants issued, valued at approximately $10,500,000, were expensed as loss on the extinguishment of debt.  The relative fair value of the Prior Notes was estimated to be $1,500,000 by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments.  The Company recognized a reduction in loss on extinguishment of debt in the amount of $200,000, which represented the difference between the net carrying amount of the New Funding and its fair value.  See NOTE 9 – NOTES PAYABLE and NOTE 10 – STOCKHOLDERS’ EQUITY, Warrants in the accompanying condensed consolidated financial statements for more details.

Beneficial Conversion Feature

Beneficial conversion feature of approximately $6,717,000 consists of non-cash costs associated with the conversion of approximately $1,055,000 in debt into 2,775,415 shares of the Company’s Common Stock.

Other Income (Expense), net

Other non-operating expense increased by approximately $1,255,000 for the six months ended June 30, 2012 in comparison to the same period in 2011 due primarily to the addition of amortization of debt discount not incurred during 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company’s working capital was approximately $967,000, our accumulated deficit was approximately $42,133,000 and our stockholders’ deficit was approximately $704,000.

We began the operation of our current business plan in June 2008 and have not yet attained a level of revenue to allow us to meet our current overhead.  Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until 2013, and there is no assurance that such an operating level can ever be achieved.  We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.  Management believes it will be able to raise the capital required to execute the Company's business plan and become profitable.

While we believe that we will have sufficient financial resources for the next twelve (12) month period, we cannot provide assurance as to how much we will need to spend in order to develop, manufacture, and market new products and technologies in the future.  We are currently working to bring additional products to market including prescription products for the treatment of menopausal symptoms for which clinical studies will be conducted and for which FDA approval will be sought.   We expect to spend at least $4,500,000 on research and development in 2012, which amount could increase based on positive research results and funding. As we increase the market penetration of our current products and we expand our product base to include prescription products, the need for increased inventory levels will become a necessity.  This increase is estimated to be approximately $800,000.

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

New Accounting Pronouncements

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Robert G. Finizio and Daniel A. Cartwright, currently serving as the Company's Chief Executive Officer and Chief Financial Officer respectively, evaluated the effectiveness of the design and operation of our Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on such evaluation, they concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC's rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include our inability to achieve the optimal level of segregation of duties relative to key financial reporting functions.

Changes in Internal Controls

During the three months ended June 30, 2012, there were no significant changes in the Company's internal control over financial reporting that has affected, or is reasonably likely to affect, the Company's internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Conversion of Notes

In July 2011, VitaMed sold two Senior Secured Promissory Notes (the "Secured Notes") in the amount of $500,000 each.  On June 19, 2012, the Company and the Parties agreed to convert the Secured Notes, and according to the terms thereof, aggregated principal and interest through June 19, 2012 of $1,054,647 was converted at $0.38 per share into an aggregate of 2,775,415 shares of the Company's Common Stock.  The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144.

Issuance of Non-Qualified Stock Options ("Options")

On April 16, 2012, the Company issued ten-year Options for the purchase of an aggregate of 425,000 shares of the Company's Common Stock with an exercise price of $2.55 to the seven members of its current Board of Directors for services to be rendered during calendar year 2012.  Each director was granted an Option for the purchase of 50,000 shares with the chairs of the Audit, Compensation and Corporate Governance Committees being granted an Option for an additional 25,000 shares for their services to be rendered as committee chairs. The Options vest in full on December 31, 2012.  Also on April 16, 2012, the Company issued a ten-year Option for the purchase of 150,000 shares with an exercise price of $2.55 per share to Dr. Brian Bernick, a director and employee (Chief Medical Officer) of the Company.  The Option vests in full on April 16, 2013.

On June 29, 2012, the Company issued a ten-year Option for the purchase of 75,000 shares of the Company's Common Stock to Tommy G. Thompson for his services as a director and as Chairman of the Board during the 2012 calendar year.  The Option has an exercise price of $2.80 per share and all shares thereunder vest on December 31, 2012.

Also on June 29, 2012, the Company issued ten-year Options to certain employees and consultants for the purchase of an aggregate of 175,000 shares of the Company's Common Stock at an exercise price of $2.80 per share of which:

a) 50,000 shares vested immediately upon issuance,
b) 2,500 shares vest on the first anniversary of issuance,
c) 115,000 shares vest over a two-year period on the anniversary of issuance, and
d) 7,500 shares vest over a four-year period on the anniversary of issuance.

Issuance of Common Stock Purchase Warrants ("Warrants")

On May 17, 2012, in conjunction with a consulting agreement regarding new drug development, the Company issued a five-year Warrant to purchase up to 1,300,000 shares of the Company's Common Stock at an exercise price of $2.57.  The Warrant has not been exercised.

As described hereinabove, on June 19, 2012, the Company issued and sold June 2012 Notes in the aggregate principal amount of $4,691,847 and Warrants to purchase up to an aggregate of 7,000,000 shares of the Company's Common Stock. The shares available for purchase under the Warrants do not vest until ninety (90) days from issuance.  In connection with the sale of the Notes and Warrants, the Company relied upon the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended.

On June 29, 2012, the Company issued five-year Warrants to certain consultants for the purchase of an aggregate of 2,500 shares of the Company's Common Stock at an exercise price of $2.80 per share under which all shares vested immediately upon issuance.

Exercise of Options and Warrants

On June 19, 2012, Warrants for the purchase of an aggregate of 8,145,486 shares of the Company's Common Stock (245,486 shares at an exercise price of $0.407357 per share and 7,900,000 shares at an exercise price of $0.38 per share) were exercised.  The purchase price was paid through the surrender of debt in the aggregate of $3,102,000.  The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144.

On July 5, 2012, an employee exercised an Option to purchase 21,338 shares of the Company's Common Stock at an exercise price of $0.18738 per share.  All shares under the Option were purchased through a cashless exercise provision wherein the employee surrendered his right to receive 1,428 shares resulting in the issuance of 19,910 shares. The shares are covered by a Lock-Up Agreement.

On July 11, 2012, an employee exercised an Option to purchase 30,685 shares of the Company's Common Stock at an exercise price of $.407355 per share for a purchase price of $12,459.69.  The shares are covered by a Lock-Up Agreement.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Change in Directors

On May 16, 2012, the Company's Board of Directors elected Tommy G. Thompson, former Secretary of the U.S. Department of Health and Human Services, to serve as a member of its Board of Directors and also named him as Chairman upon the resignation of Robert G. Finizio. Robert G. Finizio, former Chairman of the Board, will continue to serve in his capacity as director and Chief Executive Officer of the Company. Secretary Thompson will serve until the Company's next Annual Meeting of Shareholders or until his successor is duly elected and qualified. There are no arrangements or understandings between the Company and Secretary Thompson or any other person pursuant to which Secretary Thompson was selected as Chairman.

Item 6.  Exhibits.

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America's Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger by and among AMHN, Inc., VitaMedMD, LLC and VitaMed Acquisition, LLC(9)
3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(4)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America's Minority Health Network, Inc. (5)
3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada(6)
3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada(6)
3.6	August 3, 2010	Certificate of Amendment and Restatement to the Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)
3.7	n/a	Bylaws for the State of Nevada(7)
10.1	November 9, 2010	Promissory Note to Philip M. Cohen for $210,000(8)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(8)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(8)
10.4	May 7, 2011	Sales Representation Agreement with Mann Equity, LLC(8)
10.5	July 9, 2011	Lease Agreement(10)
10.6	September 8, 2011	Stock Purchase Agreement between the Company and Pernix Therapeutics, LLC(10)
10.7	September 8, 2011	Lock-Up Agreement between the Company and Pernix Therapeutics, LLC(10)
10.8	n/a	Common Stock Purchase Warrant, form of(10)
10.9	n/a	Non-Qualified Stock Option, form of(10)
10.10	September 2011	Convertible Promissory Note, form of(12)
10.11	September 20, 2011	Lang Financing Agreement(15)
10.12	October 18, 2011	Debt Conversion Agreement with Energy Capital, LLC(11)
10.13	October 18, 2011	Debt Conversion Agreement with First Conquest Investment Group, LLC(11)
10.14	October 21, 2011	Consulting Agreement with Lang Naturals, Inc. (11)
10.15	October 21, 2011	Warrant to Lang Naturals, Inc. (11)
10.16	October 21, 2011	Lock-Up Agreement with Lang Naturals, Inc. (11)
10.17	November 3, 2011	Software License Agreement with Pernix Therapeutics, LLC(18)
10.18	November 18, 2011	Promissory Note, form of(12)
10.19	February 24, 2012	Note Purchase Agreement between the Company and Johnson and Plato(16)
10.20	February 24, 2012	Secured Promissory Note between the Company and Johnson and Plato, form of(16)
10.21	February 24, 2012	Security Agreement between the Company and Johnson and Plato(16)
10.22	February 24, 2012	Common Stock Purchase Warrant to Johnson and Plato, form of(16)
10.23	February 29, 2012	Audit Committee Charter(17)
10.24	February 29, 2102	Compensation Committee Charter(17)
10.25	February 29, 2012	Corporate Governance Committee Charter(17)
10.26	April 17, 2012	Master Services Agreement with Sancilio and Company, Inc.*
10.27	May 17, 2012	Consulting Agreement with Sancilio and Company, Inc.**
14.00	n/a	Code of Business Conduct and Ethics, form of(5)
14.01	n/a	Code of Business Ethics for Financial Executives, form of(5)
14.02	n/a	Insider Trading Policy, form of(5)
16.1	December 14, 2011	Letter to the SEC from Parks & Company, LLC(13)
16.2	February 1, 2012	Letter addressed to the SEC from Parks & Company, LLC(14)
21.00	March 27, 2012	Subsidiaries of the Registrant(19)
31.1	August 9, 2012	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	August 9, 2012	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*

32.1	August 9, 2012	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	August 9, 2012	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101.INS	n/a	XBRL Instance Document*†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*†
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
(19) Filed as an exhibit to Form 10-K for year ending December 31, 2011 filed with the Commission on March 27, 2012 and incorporated herein by reference.
* Filed herewith.

**Filed herewith; certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

†Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2012

TherapeuticsMD, Inc.

	By:	/s/ Robert G. Finizio
Robert Finizio
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)