Form 10-Q
period 2012-09-30
TherapeuticsMD, Inc.
filed 2012-11-13
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Issuer’s Common Stock as of November 13, 2012 was 99,784,982.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$154,247	$126,421
Accounts receivable, net of allowance for doubtful accounts of $34,713 and $1,500, respectively	270,262	26,720
Inventory	955,129	588,073
Other current assets	851,839	496,060
Total current assets	2,231,477	1,237,274

Property and equipment, net	95,066	70,113

Other Assets:
Prepaid expenses	1,048,952	80,515
Patent costs	107,094	18,870
Security deposit	31,949	31,949
Total other assets	1,187,995	131,334
Total assets	$3,514,538	$1,438,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	1,031,053	306,511
Deferred revenue	701,929	—
Notes payable	2,099,220	2,150,000
Notes payable, related parties	150,000	200,000
Accrued interest	16,986	28,321
Other current liabilities	428,378	465,747
Total current liabilities	4,427,566	3,150,579
Long-Term Liabilities:
Notes payable, net of debt discount of $1,350,162 and $0, respectively	3,341,686	—
Accrued interest	79,111	—
Total long-term liabilities	3,420,797	—
Total liabilities	7,848,363	3,150,579

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized; 99,784,982 and 82,978,804 issued and outstanding, respectively	99,785	82,979
Additional paid in capital	50,310,369	15,198,241
Subscriptions receivable	(8,358,001)	—
Accumulated deficit	(46,385,978)	(16,993,078)
Total stockholder’ deficit	(4,333,825)	(1,711,858)
Total liabilities and stockholders’ deficit	$3,514,538	$1,438,721

The accompanying footnotes are an integral part of these condensed consolidated financial statements

THERAPEUTICSMD, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$1,036,456	$539,572	$2,577,298	$1,533,731

Cost of goods sold	306,843	241,688	1,015,337	684,420

Gross profit	729,613	297,884	1,561,961	849,311

Operating expenses:
Sales, general, and administration	3,291,357	1,633,180	9,691,892	3,818,710
Research and development	1,334,005	95,223	2,579,308	255,953
Depreciation and amortization	14,839	13,711	43,952	41,133
Total operating expense	4,640,201	1,742,114	12,315,152	4,115,796

Operating loss	(3,910,588)	(1,444,230)	(10,753,191)	(3,266,485)

Other income and (expense)
Miscellaneous income	932	75	2,486	75
Loss on extinguishment of debt	(197,383)	—	(10,505,247)	—
Beneficial conversion feature	—	—	(6,716,504)	—
Amortization of debt discount	(50,099)	(14,360)	(1,159,375)	(17,950)
Interest expense	(84,376)	(16,505)	(225,834)	(16,737)
Loan guaranty costs	(11,745)	(11,745)	(35,235)	(26,414)
Total other income (expense)	(342,671)	(42,535)	(18,639,709)	(61,026)

Loss before taxes	(4,253,259)	(1,486,765)	(29,392,900)	(3,327,511)

Provision for income taxes	—	—	—	—

Net loss	$(4,253,259)	$(1,486,765)	$(29,392,900)	$(3,327,511)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.33)	$(0.06)

Weighted average number of common shares outstanding	95,895,677	58,407,327	88,892,757	57,275,797

The accompanying footnotes are an integral part of these condensed consolidated financial statements

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(29,392,900)	$(3,327,511)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	43,952	41,133
Provision for doubtful accounts	33,213	—
Loss on debt extinguishment	10,505,247	—
Beneficial conversion feature	6,716,504	—
Amortization of debt discount	1,159,375	17,950
Stock based compensation	1,031,685	152,824
Stock based expense for services	233,093	—
Loan guaranty costs	35,235	26,414
Changes in operating assets and liabilities:
Accounts receivable	(276,755)	(20,492)
Inventory	(367,056)	(207,179)
Other current assets	302,777	(1,085)
Accounts payable	724,542	138,449
Accrued interest	216,281	872
Deferred revenue	701,929	—
Accrued expenses and other current liabilities	(66,087)	96,636

Net cash flows used in operating activities	(8,398,965)	(3,081,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Vendor deposits	(331,702)	(10,081)
Purchase of property and equipment	(68,904)	(28,766)
Patent costs	(88,223)	—

Net cash flows used in investing activities	(488,829)	(38,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes and loans payable	8,700,000	1,996,023
Proceeds from exercise of options	190,999	—
Proceeds from sale of common stock	125,001	—
Proceeds from sale of warrants	400	—
Proceeds from sale of membership units	—	707,000
Proceeds from notes payable-related parties	—	151,596
Repayment of notes payable	(50,780)	(2,778)
Repayment of notes payable-related party	(50,000)	—

Net cash flows provided by financing activities	8,915,620	2,851,841

Increase (decrease) in cash	27,826	(268,995)
Cash, beginning of period	126,421	422,939
Cash, end of period	$154,247	$153,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$37,087	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Warrants exercised in exchange for debt and accrued interest	$3,102,000	$—

Warrants issued for financing	$2,509,537	$—

Warrants issued for services	$1,532,228	$—

Shares issued in exchange for debt and accrued interest	$1,054,658	$—

Notes payable issued for accrued interest	$15,123	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 – THE COMPANY

Nature of Operations

TherapeuticsMD, Inc. ("Therapeutics” or the “Company”) has two wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company incorporated on May 13, 2008 ("VitaMed”) and BocaGreenMD, Inc., a Nevada corporation, incorporated on January 10, 2012 ("BocaGreen”).

Therapeutics is a specialty pharmaceutical company focused on creating safe and effective therapies exclusively for women, including (i) prenatal and women’s multi-vitamins, (ii) iron, calcium and vitamin D supplements, (iii) natural (non-hormonal) menopause relief and (iv) scar reduction creams.  The Company also has three hormone replacement therapy ("HRT”) drug candidates that have received Investigational New Drug Application ("IND”) acceptance by the U.S. Food and Drug Administration ("FDA”). The current product lines of the Company are sold through VitaMed and BocaGreen. We have a national sales force that calls on physicians and pharmacies and markets prescription prenatal vitamins, over-the-counter ("OTC”) nutritional supplements and other medical products through pharmacies and our website with the recommendation of physicians by creating a unique value proposition for patients, physician/providers and insurance payors. Our primary objective is to be the sole prenatal vitamin brand recommended by physicians to all their patients by becoming the new standard in prenatal vitamins with a complete line of personal products all under one quality brand.

New Products

The Company filed three Investigational New Drug applications ("INDs”) in 2012, all of which have been accepted by the FDA for hormone therapy. These drugs are known as TX12001HR, a combined progestin and estrogen drug candidate, TX12002HR, a progestin only drug candidate and TX12003HR, an estrogen only drug candidate. Since these INDs have been accepted by the FDA, Phase I and III clinical trials may be commenced. The Company anticipates beginning these trials in the near future.  Upon completion, the Company may seek FDA approval for these drug candidates.

On November 6, 2012, the Company released three products in its BocaGreen generic prescription line, namely: BocaGreenMD™ Prena1, BocaGreenMD™ Prena1 Plus, and BocaGreenMD™ Prena1 Chew.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the nine months ended September 30, 2012, the Company incurred a loss from operations of approximately $10,753,000, had negative cash flows from operations of approximately $8,399,000 and had an accumulated deficit of approximately $46,386,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and to continue to increase its sales and marketing activities, however, there are no assurances that management will be successful in their efforts.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Therapeutics have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP”) for complete financial statements.  In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates.  Results of operations for interim periods are not necessarily indicative of results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

Recently Issued and Newly Adopted Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, vitaMed and BocaGreen.  BocaGreen began operations in November 2012.  All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605, “Revenue Recognition”.  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

For the nine months ended September 30, 2012 and 2011, the Company recorded an allowance for returns of $34,713 and $0, respectively.  The Company estimates the allowance for returns based on historical return activity, which is reviewed, and adjusted if necessary, on a quarterly basis.

Prescription Products

The Company’s name brand and generic prescription products are sold primarily through drug wholesalers and retail pharmacies. The Company’s revenue from prescription product sales is recognized net of sales discounts and end-user rebates.

The Company accepts returns of unsalable product from customers within a return period of six months prior to and following product expiration.  The Company’s prescription products currently have a shelf-life of 24 months from date of manufacture.  Given the limited history of prescriptions products, the Company currently cannot reliably estimate expected returns of the prescription products at the time of shipment.  Accordingly, the Company defers recognition of revenue on prescription products until the right of return no longer exists, which occurs at the earlier of the time the prescription products are dispensed through patient prescriptions or expiration of the right of return.  As a result of this policy, the Company has a deferred revenue balance of approximately $702,000 and $0 at September 30, 2012 and December 31, 2011, respectively.

The Company maintains various rebate programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty.  The rebate program is designed to enable the end-user to return a coupon to the Company.  If the coupon qualifies, the Company sends a rebate check to the end-user.  The Company estimates the allowance for rebates based on industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis.  For the nine months ended September 30, 2012 and 2011, the Company recorded rebate expense of $19,915 and $0, respectively.

Inventories

Inventories represent packaged nutritional products and supplements which are valued at the lower of cost or market using the average cost method.  The costs of manufacturing the prescription products associated with the deferred revenue (as discussed in Revenue Recognition) are recorded as deferred costs, which are included in inventory, until such time as the related deferred revenue is recognized.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

NOTE 4 – INVENTORY

Inventory consists of the following:

	September 30, 2012	December 31, 2011
Finished product	$890,196	$588,073
Deferred costs	64,933	-0-
TOTAL INVENTORY	$955,129	$588,073

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2012	December 31, 2011
Prepaid consulting	$449,225	$95,962
Deposits with vendors (Note 15)	331,702	300,503
Prepaid insurance	40,941	52,611
Prepaid guaranty costs	20,575	46,984
Deferred offering costs	8,398	-0-
Other prepaid costs	998	-0-
TOTAL OTHER CURRENT ASSETS	$851,839	$496,060

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2012	December 31, 2011
Website	$94,244	$91,743
Equipment	67,669	33,651
Furniture and fixtures	58,605	26,219
	220,518	151,613
Accumulated depreciation	(125,452)	(81,500)
TOTAL FIXED ASSETS	$95,066	$70,113

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 6 – FIXED ASSETS (continued)

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $43,952 and $41,133, respectively.

NOTE 7 – OTHER ASSETS

Prepaid expenses consist of the following:

	September 30, 2012	December 31, 2011
Prepaid consulting	$1,048,952	$71,689
Prepaid guaranty costs	-0-	8,826
TOTAL OTHER ASSETS	$1,048,952	$80,515

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2012	December 31, 2011
Accrued payroll and commission	$197,483	$295,915
Accrued vacation	96,124	68,438
Other accrued expenses	93,412	60,035
Dividends payable(1)	41,359	41,359
TOTAL OTHER CURRENT LIABILITIES	$428,378	$465,747

______________
(1) In June 2008, the Company declared and paid a special dividend of $0.40 per share of common stock to all shareholders of record as of June 10, 2008. This amount reflects moneys remaining unclaimed by certain shareholders.

NOTE 9 – NOTES PAYABLE

Issuance of Promissory Notes

In January and February 2012, the Company sold 6% promissory notes for an aggregate of $900,000 with due dates of March 1, 2012.  As discussed below, these promissory notes were modified on February 24, 2012 through the issuance of secured promissory notes (the “February 2012 Notes”).

In August and September 2012, the Company sold 6% promissory notes for an aggregate of $1,600,000 due on October 1, 2012, which due date was subsequently extended.   The notes were paid in full in October 2012.

In September 2012, the Company sold a 6% promissory note for $200,000 due on October 15, 2012.  The note was paid in full in October 2012.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 9 – NOTES PAYABLE (continued)

Issuance of February 2012 Notes

On February 24, 2012, the Company sold and issued the February 2012 Notes to an individual and an entity (the “Parties”), both of which are shareholders of the Company, in the principal base amount of $1,358,014 and $1,357,110 respectively (the “Principal Base Amount(s)”) and granted Warrants for the purchase in the aggregate of 9,000,000 shares of the Company’s Common Stock (4,500,000 to each Party) (the “February 2012 Warrants”) pursuant to the terms of a Note Purchase Agreement (the “Note Purchase Agreement”) also dated February 24, 2012.  As consideration for the February 2012 Notes and the February 2012 Warrants, the Company received an aggregate of $1,000,000 of new funding from the Parties (the “February Funding”) and the Parties surrendered certain promissory notes previously issued by the Company in the amount of $1,700,000 plus accrued interest of $15,124 (collectively known as the “Prior Notes”).  The Company granted 5,685,300 Warrants in consideration of the modification of the Prior Notes and 3,314,700 Warrants with the February Funding.  The Company determined that the resulting modification of the Prior Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.”  As such the modification was accounted for as an extinguishment and restructuring of the debt, and the 5,685,300 warrants issued were expensed. The fair value of the Prior Notes was estimated by calculating the present value of the future cash flows discounted at a market rate of return for comparable debt instruments to be $1,517,741, resulting in a debt discount of $197,384 to be amortized over the term of the February 2012 Notes.  As a result of the surrender of the February 2012 Notes on June 19, 2012 (see Issuance of June 2012 Notes below), the Company expensed the remaining unamortized debt discount.  As of September 30, 2012, the Company recorded interest expense totaling $197,384 related to the Prior Notes.  The Company recognized a loss on extinguishment of debt of $10,307,864 which represented the fair value of the 5,685,300 warrants net of the difference between the carrying amount of the Prior Notes and their fair value as of the date of the modification.

The Company determined the relative fair value of the 3,314,700 Warrants granted with the February Funding to be $859,647 and recorded the amount as debt discount to be amortized over the term of the February 2012 Notes.  As a result of the surrender of the February 2012 Notes on June 19, 2012 (see Issuance of June 2012 Notes below), the Company expensed the remaining unamortized debt discount.  As of September 30, 2012, the Company recorded amortization of debt discount totaling $859,647 related to the February 2012 Notes.

Under the February 2012 Notes, the Parties loaned the Company an additional $2,000,000 during March, April, and May 2012.

On June 19, 2012 the Company settled $3,102,000 in principle and interest of the February 2012 Notes in exchange for the exercise of 8,145,486 Common Stock purchase warrants.  As discussed below, the remaining balance of $2,691,847 of the February 2012 Notes was modified on June 19, 2012 through the issuance of secured promissory notes (the “June 2012 Notes”).

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 9 – NOTES PAYABLE (continued)

Issuance of June 2012 Notes

On June 19, 2012, the Company sold and issued secured promissory notes (the “June 2012 Notes”) to the Parties in the principal base amounts of $2,347,128 and $2,344,719, respectively pursuant to the terms of a note purchase agreement (the “June 2012 Note Purchase Agreement”).  As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of the February 2012 Notes in the aggregate amount of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and the Company received an aggregate of $2,000,000 of new funding from the Parties (the “June Funding”).  The principal base amount of each of the June 2012 Notes, plus any additional advance made to the Company thereafter, together with accrued interest at the annual rate of 6%, is due in one lump sum payment on February 24, 2014.  As security for the Company’s obligations under the June 2012 Note Purchase Agreement and the June 2012 Notes, the Company entered into a Security Agreement and pledged all of its assets, tangible and intangible, as further described therein.  The Company granted 7,000,000 Common Stock purchase warrants in connection with the June Funding.  The Company determined the relative fair value of the 7,000,000 Common Stock purchase warrants to be $1,649,890 and recorded this amount as a debt discount to be amortized over the term of the June 2012 Notes.  In conjunction with the February 2012 Notes and June 2012 Notes, for the three and nine months ended September 30, 2012, the Company recorded an aggregate of $247,482 and $299,728, respectively, as amortization of debt discount on the accompanying condensed consolidated financial statements.  At September 30, 2012, the Company reported a notes payable balance of $3,341,685, net of debt discount of $1,350,162 in long-term liabilities on the accompanying condensed consolidated financial statements.

Conversion of July 2011 Secured Notes

In July 2011, VitaMed sold two senior secured promissory notes (the “Secured Notes”) in the amount of $500,000 each and also entered into a security agreement under which VitaMed pledged all of its assets to secure the obligation. The Secured Notes bear interest at the rate of 6% per annum, are due on the one year anniversary thereof, and are convertible into shares of the Company’s Common Stock at the option of the Company.  The Company may pay the Secured Notes by delivering such number of shares of the Company’s Common Stock as shall be determined by dividing the outstanding principal then due and owing by the Company’s Share Price.  For purposes of the Secured Notes, the “Share Price” shall mean the lower of the most recent price at which the Company offered and sold shares of its Common Stock (not including any shares issued upon the exercise of options and/or warrants or upon the conversion of any convertible securities) or the five-day average closing bid price immediately preceding the date of conversion.  On June 19, 2012, the Company and the Parties agreed to convert the Secured Notes, and according to the terms thereof, aggregated principal and interest through June 19, 2012 of $1,054,647 was converted at $0.38 per share into an aggregate of 2,775,415 shares of the Company’s Common Stock.  This resulted in a beneficial conversion feature of $6,716,504 as recorded in other income and expense on the accompanying condensed consolidated financial statements.  For the nine months ended September 30, 2012, the Company recorded an aggregate of $33,204 as interest expense on the accompanying condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 9 – NOTES PAYABLE (continued)

March 2011 Bank Line of Credit

In March 2011, VitaMed entered into a Business Loan Agreement and Promissory Note with First United Bank for a $300,000 bank line of credit (the “Bank LOC”) for which a personal guarantee and cash collateral was required.  Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed.  In consideration for the personal guarantees and cash collateral, Common Stock purchase warrants for an aggregate of 613,713 shares were granted.  The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012.  The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the “Bank LOC Extension”).  The Bank LOC Extension accrues interest at the rate of 2.35% and is due on March 1, 2013.  At September 30, 2012, the outstanding principle balance of the Bank LOC was $299,220.  During the three and nine months ended September 30, 2012, interest expense of $1,817 and $6,526, respectively was paid and is included in interest expense on the accompanying condensed consolidated financial statements.

Issuance of VitaMed Promissory Notes

In June 2011, VitaMed sold Promissory Notes (the “VitaMed Promissory Notes”) in the aggregate principal amount of $500,000.  In consideration for the VitaMed Promissory Notes, Warrants for an aggregate of 613,718 shares were granted.  The VitaMed Promissory Notes earn interest at the rate of 4% per annum and were due at the earlier of (i) the six (6) month anniversary of the date of issuance and (ii) such time as VitaMed received the proceeds of a promissory note(s) issued in an amount of not less than $1,000,000 (the “Funding”).  Upon the closing of the Funding in July 2011, as more fully described above in Conversion of July 2011 Secured Notes, two of the VitaMed Promissory Notes in the aggregate of $200,000 were paid in full.  By mutual agreement, the remaining VitaMed Promissory Notes in the aggregate of $300,000 were extended.  In October 2011, one of the VitaMed Promissory Notes for $50,000 was paid in full.  By mutual agreement, VitaMed Promissory Notes in the aggregate of $100,000 were converted into 266,822 shares of the Company’s Common Stock at $0.38 per share, which represents the fair value of the shares on the date of conversion.  In June 2012, a VitaMed Promissory Note held by an unaffiliated individual was paid in full including $2,160 in accrued interest.  The remaining VitaMed Promissory Notes in the aggregate of $100,000 were extended to October 15, 2012 (one held by Mr. Milligan for $50,000 and one for $50,000 held by BF Investments, LLC (owned by Brian Bernick, a member of the board of directors of the Company), which VitaMed Promissory Notes were paid in full in October 2012.

In December 2011, the Company sold 4% promissory notes to Mr. Finizio and Mr. Milligan and for an aggregate of $100,000 ($50,000 each) with original due dates of March 1, 2012.  These promissory notes were extended by mutual agreement to June 1, 2012.  In June 2012, the VitaMed Promissory Note held by Mr. Finizio was paid in full, including $888 in accrued interest.  Mr. Milligan’s VitaMed Promissory Note was extended to October 15, 2012 and subsequently paid in full in October 2012.

For the three and nine months ended September 30, 2012, the Company recorded an aggregate of $1,497 and $6,344, respectively, as interest expense on the accompanying condensed consolidated financial statements.  At September 30, 2012, the Company reported $150,000 as notes payable, related parties on the accompanying condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

At September 30, 2012, the Company had 250,000,000 shares of Common Stock, $0.001 par value authorized, with 99,784,982 shares of Common Stock issued and outstanding.

Warrants

The valuation methodology used to determine the fair value of the Company’s Common Stock purchase warrants ("Warrants”) is the Black-Scholes-Merton option-pricing model ("Black-Scholes Model”).  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate and the term of the Warrant.  The weighted average fair value per share of Warrants granted and the assumptions used in the Black-Scholes Model during the nine months ended September 30, 2012 are described below.  The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term.  Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the term of the award.  The Company’s estimated volatility is an average of the historical volatility of the stock prices of its peer entities whose stock prices were publicly available.  The Company’s calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards.  The Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

Warrants Issued in Conjunction with Debt

On February 24, 2012, the Company granted an aggregate of 5,685,300 Warrants in connection with the modification of certain existing promissory notes (the “Modification Warrants”), and 3,314,700 Warrants with the issuance of secured promissory notes (see NOTE 9 – NOTES PAYABLE, Issuance of February 2012 Notes).  Both the Modification Warrants and the February 2012 Warrants are exercisable at $0.38.  The Modification Warrants’ fair value of $10,505,247 and the February 2012 Warrants’ fair value of $6,124,873 was determined by using the Black-Scholes Model on the date of the grant.  Both valuations used a term of 5 years; a volatility of 44.5%; risk free rate of 0.89%; and a dividend yield of 0%.  The Company recorded the fair value of the Modification Warrants as part of the loss on extinguishment of debt in the accompanying condensed consolidated financial statements.  The relative fair value of the February 2012 Warrants of $859,647 was recorded as debt discount.  As a result of the surrender of the February 2012 Notes on June 19, 2012, the Company expensed the remaining unamortized debt discount.  As of September 30, 2012, the Company recorded amortizarion of debt discount totaling $859,647 related to the February 2012 Notes.

On June 19, 2012, the Company granted an aggregate of 7,000,000 Warrants in connection with the issuance of secured promissory notes (the “June 2012 Warrants”) (see NOTE 9 – NOTES PAYABLE, Issuance of June 2012 Notes).  Of the 7,000,000 June 2012 Warrants, 6,000,000 are exercisable at $2.00 and 1,000,000 are exercisable at $3.00.  The fair value of the June 2012 Warrants of $9,424,982 was determined by using the Black-Scholes Model on the date of the grant.  The Warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.64%; risk free rate of 0.75%; and a dividend yield of 0%.  The relative fair value of the June 2012 Warrants of $1,649,890 was

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Warrants Issued in Conjunction with Debt (continued)

determined by using the relative fair value calculation method on the date of the grant.  At September 30, 2012, $1,350,162 was reported as debt discount and for the three and nine months ended September 30, 2012, and $247,482 and $299,728, respectively, was recorded as amortization of debt discount on the accompanying condensed consolidated financial statements.

Warrants Issued for Services

In March 2012, the Company granted an aggregate of 31,000 Warrants to five unaffiliated individuals for services rendered.

The Warrants were valued on the date of the grant using a term of five years; a volatility of 44.81%; risk free rate of 1.04%; and a dividend yield of 0%; $29,736 was recorded as consulting expense in the accompanying condensed consolidated financial statements.

In May 2012, the Company granted an aggregate of 1,300,000 Warrants to unaffiliated entity for services to be rendered over approximately five years beginning in May 2012.  Services provided are to include: (a) services in support of the Company’s drug development efforts including, but not limited to, services in support of the Company’s ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of the Company’s efforts to successfully obtain New Drug Approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities.  The Warrants were valued at $1,532,228 on the date of the grant using a term of 5 years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%.  At September 30, 2012 the Company reported $306,446 as prepaid expense-short term, $1,043,787 as prepaid expense-long term, and recorded $90,132 and 127,913, respectively, for the three and nine months ended September 30, 2012 as consulting expense in the accompanying condensed consolidated financial statements.  The contract will expire upon the commercial manufacture of a drug product.  Based on the review, the Company has determined that the process will take approximately five years.  As a result, the Company is amortizing the $1,532,228 over five years.

In June 2012, the Company granted an aggregate of 1,500 Warrants to three unaffiliated individuals for services rendered.  The Warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.78%; risk free rate of 0.72%; and a dividend yield of 0%; $1,656 was recorded as consulting expense in the accompanying condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Warrants Issued for Services (continued)

A summary of the Company’s Common Stock purchase warrant activity and related information for 2012 follows:

	Number of Shares Under Company Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	3,057,627	$0.36	7.9	$3,483,691
Granted	17,332,500	$1.26	4.5	$37,957,525
Exercised	(8,145,486)	$0.38
Expired	-0-
Cancelled	-0-
Balance at September 30, 2012	12,244,641	$1.62	5.1	$22,403,657
Vested and Exercisable at September 30, 2012	11,717,927	$1.68	4.9	$20,777,898

As of September 30, 2012, the Company had Warrants outstanding with an exercise prices ranging from $0.24 to $3.00 per share.  As of September 30, 2012, unamortized costs associated with Warrants totaled approximately $1,498,000.

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

On February 23, 2012, the Company’s Board of Directors adopted the 2012 Stock Incentive Plan, a non-qualified plan not requiring approval by the Company’s shareholders ("2012 SOP”).  The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of the Company. There are 10,000,000 shares authorized for issuance thereunder.  No shares have been issued under the 2012 SOP.

The valuation methodology used to determine the fair value of Options is Black-Scholes Model.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model during the nine months ended September 30, 2012 are set forth in the table below.

Risk-free interest rate	0.65-2.23%
Volatility	40.77-44.83%
Expected life (in years)	5.00-6.75
Dividend yield	0.00%

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

In January 2012, certain individuals exercised their right to purchase an aggregate of 1,630,022 shares of the Company’s Common Stock for an aggregate purchase price of $166,000.  The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by a lock-up agreement.

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

On March 30, 2012, the Company’s Board of Directors approved a cashless exercise provision for use by holders of Company Options.  Also on March 30, 2012, an individual exercised his right to purchase 245,485 shares of the Company’s Common Stock.  The aggregate purchase price of approximately $60,000 was paid pursuant to a cashless exercise provision wherein the individual surrendered his right to receive 25,000 shares thereunder.  The 220,485 shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by a lock-up agreement.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

On April 16, 2012, the Company’s Board of Directors approved the issuance of ten-year Company Options for its directors for the purchase of: (i) an aggregate of 350,000 shares (50,000 shares each) to its directors for services to be rendered during calendar year 2012 and (ii) an aggregate of 75,000 shares (25,000 shares each) to the chairs of the Audit, Compensation and Corporate Governance Committees for services to be rendered during calendar year 2012.  All of the Company Options have an exercise price of $2.55 per share and all shares thereunder vest on December 31, 2012.  In addition, Dr. Brian Bernick, a director and employee, was issued a Company Option for 150,000 shares for services rendered as an employee, having an exercise price of $2.55 under which all shares vest on the first anniversary of issuance.

On June 29, 2012, the Company issued ten-year Options to employees, consultants, and a director for the purchase of an aggregate of 250,000 shares with an exercise price of $2.80.  An aggregate of 5,500 shares available under the Options vest over a four-year period on anniversary of issuance, an aggregate of 70,000 shares vest over a two-year period on the anniversary of issuance, 150,000 shares vest monthly over a one-year period on the anniversary of issuance, 75,000 shares vest monthly on December 31, 2012, and 50,000 vest immediately.

On July 5, 2012, a consultant exercised an Option to purchase 21,338 shares of the Company’s Common Stock at an exercise price of $0.18738 per share.  All shares under the Option were purchased through a cashless exercise provision wherein the consultant surrendered his right to receive 1,428 shares resulting in the issuance of 19,910 shares.  The shares are covered by a lock-up agreement.  On July 11, 2012, a consultant exercised an Option to purchase 30,685 shares of the Company’s Common Stock at an exercise price of $0.407355 per share for a purchase price of $12,459.69.  The shares are covered by a lock-up agreement.

On September 13, 2012, the Company issued ten-year Options to employees and consultants for the purchase of an aggregate of 391,750 shares with an exercise price of $3.40.  An aggregate of 7,500 shares available under the Options vest over a four-year period on anniversary of issuance, an aggregate of 115,000 shares vest over a two-year period on the anniversary of issuance, 2,500 shares vest over a one-year period on the anniversary of issuance, and 166,250 vest immediately.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

A summary of activity under the LTIP and related information follows:

	Number of Shares Under Company Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	10,590,161	$0.16	7.6	$14,067,649
Granted	2,296,750	$2.56	9.6	$2,039,838
Exercised	(1,931,788)	$0.13
Expired	-0-
Cancelled	(26,428)	$0.24
Balance at September 30, 2012	10,928,695	$0.68	7.3	$30,261,370
Vested and Exercisable at September 30, 2012	7,528,886	$0.22	6.7	$24,349,605

The weighted-average issue date fair value of Options issued during the nine months ended September 30, 2012 was $1.09.

As of September 30, 2012, the Company had Options outstanding with exercise prices ranging from $0.10 to $3.40 per share.

Share-based compensation expense for Options recognized in our results for the nine months ended September 30, 2012 and 2011 ($1,004,472 and $166,233, respectively) is based on awards vested and we estimated no forfeitures.  ASC 718-10, “Stock Compensation” requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At September 30, 2012, total unrecognized estimated compensation expense related to non-vested Options granted prior to that date was approximately $1,730,000 which is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 11 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the nine months ended September 30, 2012, additional losses expected for the remainder of 2012 as well as from net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2012, the Company maintains a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 12 – RELATED PARTIES

Purchases by Related Parties

During the nine months ended September 30, 2012 and 2011, the Company sold its products to Dr. Bernick in the amounts of $1,440 and $11,505, respectively, while $0 and $0 in receivables related thereto remained outstanding at September 30, 2012 and December 31, 2011, respectively.

Agreements with Pernix Therapeutics, LLC

On February 29, 2012, Cooper C. Collins, President and largest shareholder of Pernix Therapeutics, LLC ("Pernix”), was elected to serve on the Company’s Board of Directors.  The Company closed a Stock Purchase Agreement with Pernix on October 4, 2011.  From time to time, the Company has entered into agreements with Pernix in the normal course of business.  During the nine months ended September 30, 2012 and 2011, the Company made purchases of approximately $96,250 and $0, respectively, from Pernix.  At September 30, 2012 and December 31, 2011, there were no Pernix invoices outstanding.

Warrants assigned to Related Party

In June 2012, a 100,000 Warrant was assigned to the son of the Company’s Chairman of the Board of Directors by a non-affiliated third party (shareholder/lender).

NOTE 13 - BUSINESS CONCENTRATIONS

The Company purchases its products from several suppliers with approximately 65% and 97% of its purchases from one supplier for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company leases administrative and distribution facilities in Boca Raton, Florida pursuant to a 45 month non-cancelable operating lease expiring in 2013.  The lease stipulates, among other things, base monthly rents of $5,443 plus the Company’s share of monthly estimated operating expenses of $3,500 and sales tax.  The lease contains one renewal option for an additional two-year period.

The rental expense related to this lease totaled $84,114 and $77,570 for the nine months ended September 30, 2012 and 2011, respectively.  Future minimum rental payments through June 30, 2013 total $84,168.

NOTE 15 – DEPOSITS HELD BY VENDORS

During the nine months ended September 30, 2012 and in December 2011, the Company paid approximately $1,650,000 and $245,000, respectively, to a non-affiliated third party vendor and warrant holder for fees related to research and development of new products.  During the three and nine months ended September 30, 2012, approximately $950,000 and $1,825,000, respectively, was charged to expense leaving a balance of $0, which is recorded as deposits to vendors in the accompanying consolidated condensed financial statements.  The Company believes that it will incur additional related fees in 2012 in the approximate amount of at least $500,000.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 15 – DEPOSITS HELD BY VENDORS (continued)

During the nine months ended September 30, 2012 and in December 2011, the Company paid approximately $634,000 and $55,000, respectively, to a non-affiliated third party vendor and shareholder as down payments on inventory purchases.  These down payments were recorded as deposits with vendors in the accompanying consolidated condensed financial statements.  During the three and nine months ended September 30, 2012, approximately $259,000 and $420,000, respectively, was applied to inventory purchases leaving an unused balance of approximately $269,000.

During the nine months ended September 30, 2012, the Company paid approximately $63,000 to a non-affiliated third party vendor as down payments on inventory purchases.  This down payment was recorded as deposits with vendors in the accompanying consolidated condensed financial statements.  During the nine months ended September 30, 2012, $0 was applied to inventory purchases leaving an unused balance of approximately $63,000.

NOTE 16 – SUBSEQUENT EVENTS

Private Placement

On September 26, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors (collectively, the “Investors”) relating to the issuance and sale of the Company’s Common Stock in a private placement.  The Purchase Agreement was closed on October 2, 2012 (the “Closing Date”) through which the Company sold an aggregate of 3,953,489 shares of its Common Stock (the “Shares”) at $2.15 per share for an aggregate purchase price of $8,500,001. The Company plans to use the net proceeds from the sale of the Shares for research and development of the Company’s drug candidates, working capital and general corporate purposes.

In connection with the private placement, Jefferies & Company, Inc. ("Jefferies”) served as the Company’s exclusive placement agent.  Jefferies’ compensation for the transaction is a cash fee of $552,500.  The Company also paid legal fees and expenses for the Investors in the aggregate of $27,000, resulting in net proceeds to the Company of $7,920,501.

The Shares were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The Shares were issued directly by the Company and did not involve a public offering or general solicitation. The Investors in the private placement are “Accredited Investors” as that term is defined in Rule 501 of Regulation D and are acquiring the Shares for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof.

As part of the Purchase Agreement, the Company agreed to file a registration statement (the “Registration Statement”) covering the resale of the Shares no later than 45 days from the Closing Date.   The Company shall use its best efforts to effect the registration (including a declaration of effectiveness of the Registration Statement by the SEC) no later than 90 days from the Closing Date (120 days if reviewed by SEC) (the “Effectiveness Date”). If the Registration Statement does not become effective on or before the Effectiveness Date, the Company has agreed, among other things, to pay to the Investors 1.5% of each Investor’s aggregate purchase price of the Shares for each 30-day period that the Registration Statement is not effective, up to a maximum of 10% of such aggregate purchase price.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 16 – SUBSEQUENT EVENTS (continued)

New Products

On November 6, 2012, the Company plans the release of the following new products in its BocaGreen generic prescription line:

BocaGreenMD™ Prena1 Plus is a comprehensive single-dose dietary supplement containing one prenatal tablet with 16 vitamins and minerals, plus one softgel with 300 mg of plant-based life’s DHA.

BocaGreenMD™ Prena1 is a convenient single-dose softgel with 14 vitamins, minerals and 200 mg of plant-based life’s DHA.

BocaGreenMD™ Prena1 Chew is a single daily easy to chew, vanilla-flavored, chewable tablet ideal for women planning a pregnancy and those with difficulty swallowing tablets or capsules, or where nausea or morning sickness make taking tablets or capsules difficult.

Employment Agreements

On November 8, 2012, the Company’s Compensation Committee recommended that the Board of Directors approve employment agreements with the Company’s executive officers, namely: Chief Executive Officer (Robert G. Finizio), President (John C.K. Milligan, IV) and Chief Financial Officer (Daniel A. Cartwright) (each an “Executive; together the “Executives”).  The Company’s Board of Directors approved the Employment Agreements with an effective date of November 8, 2012.  With the exception of compensation, the three-year employment agreements are substantially the same with the Executives receiving employee benefits, vacation and other perquisites as may be determined from time to time and an automatic renewal option for one additional year. Conditions of termination for all employment agreements call for (i) termination immediately upon death, (ii) termination upon a disability in which the Executive is unable to perform his duties for more than 180 total calendar days during any 12-month period, (iii) voluntary termination by the Executive upon a 14 calendar day prior notice, (iv) involuntary termination by the Company without cause with 60-day notice or 90-day notice when termination is due to the non-extension of the employment term by the Company, (v) termination for cause and (vi) termination for good reason wherein the Executive shall have 90 days from the date of notice to terminate his employment.  In addition, if the Company is subject to a change in control, the Executive shall be entitled to receive severance benefits as outlined therein.  The employment agreements contain standard provisions for confidentiality and noncompetition.

Compensation for services rendered by Robert G. Finizio as Chief Executive Officer calls for:  (i) a time-based ten-year stock option (the “Time-Based Option”) granted and issued on November 30, 2012 ("Date of Grant”) to purchase 900,000 shares of the Company’s Common Stock with the exercise price equal to the closing price of the Company’s Common Stock on the Date of Grant with the underlying shares vesting annually over three years on the anniversary of the employment date, (ii) the right to receive a performance-based ten-year stock option (the “Performance-Based Option”) in an amount to be determined, (iii) a base salary of not less than $355,100 per year and (iv) an annual short-term incentive compensation bonus of up to 35% of the base salary, at the discretion of the Company’s Board of Directors.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
NOTE 16 – SUBSEQUENT EVENTS (continued)

Employment Agreements (continued)

Compensation for services rendered by John C.K. Milligan, IV as President calls for:  (i) a Time-Based Option granted and issued on the Date of Grant to purchase 800,000 shares of the Company’s Common Stock with the exercise price equal to the closing price of the Company’s Common Stock on the Date of Grant with the underlying shares vesting annually over three years on the anniversary of the employment date, (ii) the right to receive a Performance-Based Option in an amount to be determined, (iii) a base salary of not less than $288,100 per year and (iv) an annual short-term incentive compensation bonus of up to 30% of the base salary, at the discretion of the Board of Directors.

Compensation for services rendered by Daniel A. Cartwright as Chief Financial Officer calls for:  (i) a Time-Based Option granted and issued on the Date of Grant to purchase 700,000 shares of the Company’s Common Stock with the exercise price equal to the closing price of the Company’s Common Stock on the Date of Grant with the underlying shares vesting annually over three years on the anniversary of the employment date, (ii) the right to receive a Performance-Based Option in an amount to be determined, (iii) a base salary of not less than $257,100 per year and (iv) an annual short-term incentive compensation bonus of up to 30% of the base salary, at the discretion of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s condensed consolidated financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2012, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements relating to our belief that we will further differentiate our products from the competition, our expectation to begin clinical trials in the near future, our plans to file New Drug Applications ("NDA”), our planned use of proceeds from our private placement transaction, our lack of financial resources, our belief that we will be able to raise capital to execute our business, our expectations of research and development expenditures, our estimation of inventory growth, our belief that we will be able to meet the costs of growth and public reporting and our belief regarding securing required financing. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2011.

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “Therapeutics,” or “our Company” refers to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, includes its wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company incorporated on May 13, 2008 ("VitaMed”) and BocaGreenMD, Inc., a Nevada corporation, incorporated on January 10, 2012 ("BocaGreen”).

Overview

Therapeutics is a specialty pharmaceutical company focused on creating safe and effective therapies exclusively for women, including (i) prenatal and women’s multi-vitamins, (ii) iron, calcium and vitamin D supplements, (iii) natural (non-hormonal) menopause relief and (iv) scar reduction creams. The Company also has three hormone replacement therapy ("HRT”) drug candidates that have received Investigational New Drug Application ("IND”) acceptance by the U.S. Food and Drug Administration ("FDA”). The current product lines of the Company are sold through VitaMed and BocaGreen. We have a national sales force that calls on physicians and pharmacies and markets prescription prenatal vitamins, over-the-counter ("OTC”) nutritional supplements and other medical products through pharmacies and our website with the recommendation of physicians by creating a unique value proposition for patients, physician/providers and insurance payors. Our primary objective is to be the sole prenatal vitamin brand recommended by physicians to all their patients by becoming the new standard in prenatal vitamins with a complete line of personal products all under one quality brand.

In 2009, the Company completed formulation of its first products, a prenatal multivitamin and a vegan docosahexaenoic acid ("DHA”) supplement and introduced the product to the market in June 2009 with sales primarily in South Florida. In September 2010, we achieved a milestone of $1 million in total sales and began to expand our sales force nationally. We currently sell our products into 46 states. We began the development of our prescription women’s health products in 2011 and continue our product development efforts for both new products and refinements to existing products. The Company seeks proprietary ingredients and formulations that can be exclusively licensed or patented for use in women’s healthcare that we believe will further differentiate our products from the competition.

The Company’s Common Stock is traded on the OTCQB under the symbol “TXMD.” We maintain websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com and www.bocagreenmd.com.

Recent Developments

Issuance of Promissory Notes

In August and September 2012, the Company sold 6% promissory notes for an aggregate of $1,600,000 due on October 1, 2012, which due date was subsequently extended. The notes were paid in full in October 2012.

In September 2012, the Company sold a 6% promissory note for $200,000 due on October 15, 2012. The note was paid in full in October 2012.

Issuance, Modification and Settlement of February 2012 Notes

On February 24, 2012, the Company sold and issued promissory notes (the “February 2012 Notes”) to an individual and an entity (the “Parties”), both of which are shareholders of the Company, in the principal base amount of $1,358,014 and $1,357,110 respectively (the “Principal Base Amount(s)”) and granted warrants for the purchase of the Company’s Common Stock (the “Warrants”) for of an aggregate of 9,000,000 shares (4,500,000 to each Party) (the “February 2012 Warrants”) pursuant to the terms of a note purchase agreement (the “Note Purchase Agreement”) also dated February 24, 2012. As consideration for the February 2012 Notes and the February 2012 Warrants, the Company received an aggregate of $1,000,000 of new funding from the Parties (the “February Funding”) and the Parties surrendered certain promissory notes previously issued by the Company in the amount of $1,700,000 plus accrued interest of $15,124 (collectively known as the “Prior Notes”). The February 2012 Warrants included 5,685,300 shares in consideration of the modification of the Prior Notes and 3,314,700 shares in consideration of the February Funding. See NOTE 9 – NOTES PAYABLE in the accompanying condensed consolidated financial statements for more details.

Under the February 2012 Notes, the Parties loaned the Company an additional $2,000,000 during March, April, and May 2012.

On June 19, 2012, the Company settled $3,102,000 in principle and interest of the February 2012 Notes in exchange for the Parties’ exercise of a portion of the February 2012 Warrants for an aggregate of 8,145,486 shares. As discussed below, the remaining balance of $2,691,847 of the February 2012 Notes was modified on June 19, 2012 through the issuance of secured promissory notes (the “June 2012 Notes”).

Issuance of June 2012 Notes

On June 19, 2012, the Company sold and issued the June 2012 Notes to the Parties in the principal base amounts of $2,347,128 and $2,344,719, respectively, pursuant to the terms of a note purchase agreement (the “June 2012 Note Purchase Agreement”). As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of the February 2012 Notes in the aggregate amount of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and the Company received an aggregate of $2,000,000 of new funding from the Parties (the “June Funding”). The principal base amount of each of the June 2012 Notes, plus any additional advances made to the Company thereafter together with accrued interest at the annual rate of 6%, is due in one lump sum payment on February 24, 2014. As security for the Company’s obligations under the June 2012 Note Purchase Agreement and the June 2012 Notes, the Company entered into a Security Agreement and pledged all of its assets, tangible and intangible, as further described therein. The Company granted Warrants for the purchase of an aggregate of 7,000,000 shares with the June Funding. See NOTE 9 – NOTES PAYABLE and NOTE 10 – STOCKHOLDERS’ EQUITY, Warrants in the accompanying condensed consolidated financial statements for more details.

March 2011 Bank Line of Credit

In March 2011, VitaMed entered into a Business Loan Agreement and Promissory Note with First United Bank for a $300,000 bank line of credit (the “Bank LOC”) for which a personal guarantee and cash collateral was required. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of VitaMed. In consideration for the personal guarantees and cash collateral, Warrants for an aggregate of 613,713 shares were granted. The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012. The bank and VitaMed negotiated a one-year extension to the Bank LOC which was executed on March 19, 2012 (the “Bank LOC Extension”). The Bank LOC Extension accrues interest at the rate of 2.35% and is due on March 1, 2013. At September 30, 2012, the outstanding principle balance of the Bank LOC was $299,220.

Repayment of VitaMed Promissory Notes

In June 2011, VitaMed sold Promissory Notes (the “VitaMed Promissory Notes”) in the aggregate principal amount of $500,000. In consideration for the VitaMed Promissory Notes, Warrants for an aggregate of 613,718 shares were granted. The VitaMed Promissory Notes earn interest at the rate of 4% per annum and were due at the earlier of (i) the 6 month anniversary of the date of issuance and (ii) such time as VitaMed received the proceeds of a promissory note(s) issued in an amount of not less than $1,000,000 (the “Funding”). Upon the closing of the Funding in July 2011, two of the VitaMed Promissory Notes in the aggregate of $200,000 were paid in full. By mutual agreement, the remaining VitaMed Promissory Notes in the aggregate of $300,000 were extended. In October 2011, one of the VitaMed Promissory Notes for $50,000 was paid in full. By mutual agreement, VitaMed Promissory Notes in the aggregate of $100,000 were converted into 266,822 shares of the Company’s Common Stock at $0.38 per share, which represents the fair value of the shares on the date of conversion. In June 2012, a VitaMed Promissory Note held by an unaffiliated individual was paid in full including $2,160 in accrued interest. The remaining VitaMed Promissory Notes in the aggregate of $100,000 were extended to October 15, 2012 (one held by Mr. Milligan for $50,000 and one for $50,000 held by BF Investments, LLC (owned by Brian Bernick, a member of the board of directors of the Company), which VitaMed Promissory Notes were paid in full in October 2012.

In December 2011, the Company sold 4% promissory notes to Mr. Finizio and Mr. Milligan and for an aggregate of $100,000 ($50,000 each) with original due dates of March 1, 2012. These promissory notes were extended by mutual agreement to June 1, 2012. In June 2012, the VitaMed Promissory Note held by Mr. Finizio was paid in full including $888 in accrued interest. Mr. Milligan’s VitaMed Promissory Note was extended to October 15, 2012 and subsequently paid in full in October 2012.

New Products

The Company filed three INDs in 2012, all of which have been accepted by the FDA for hormone therapy. These drugs are known as TX12001HR, a combined progestin and estrogen drug candidate, TX12002HR, a progestin only drug candidate and TX12003HR, an estrogen only drug candidate. Since these INDs have been accepted by the FDA, Phase I and III clinical trials may be commenced. The Company anticipates beginning these trials in the near future. Upon completion, the Company may seek FDA approval for these drug candidates.

On November 6, 2012, the Company released the following products in its BocaGreen generic prescription line:

BocaGreenMDTM Prena1 -- A convenient single-dose softgel with 14 vitamins, minerals and 200 mg of plant-based life’s DHA.

BocaGreenMDTM Prena1 Plus-- A comprehensive single-dose dietary supplement containing one prenatal tablet with 16 vitamins and minerals, plus one softgel with 300 mg of plant-based life’s DHA.

BocaGreenMDTM Prena1 Chew --A single daily easy to chew, vanilla-flavored, chewable tablet ideal for women planning a pregnancy and those with difficulty swallowing tablets or capsules, or where nausea or morning sickness make taking tablets or capsules difficult.

Private Placement

On September 26, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple investors (collectively, the “Investors”) relating to the issuance and sale of the Company’s common stock in a private placement. The Purchase Agreement was closed on October 2, 2012 (the “Closing Date”) through which the Company sold an aggregate of 3,953,489 shares of common stock (the “Shares”) at $2.15 per share for an aggregate purchase price of $8,500,001. The Company plans to use the net proceeds from the sale of the Shares for research and development of the Company’s drug candidates, working capital and general corporate purposes.

In connection with the private placement, Jefferies & Company, Inc. ("Jefferies”) served as the Company’s exclusive placement agent. Jefferies’ compensation for the transaction is a cash fee of $552,500. The Company also paid legal fees and expenses for the Investors in the aggregate of $27,000, resulting in net proceeds to the Company of $7,920,501.

The Shares were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The Shares were issued directly by the Company and did not involve a public offering or general solicitation. The Investors in the private placement are “Accredited Investors” as that term is defined in Rule 501 of Regulation D and are acquiring the Shares for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof.

As part of the Purchase Agreement, the Company agreed to file a registration statement (the “Registration Statement”) covering the resale of the Shares no later than 45 days from the Closing Date. The Company shall use its best efforts to effect the registration (including a declaration of effectiveness of the Registration Statement by the SEC) no later than 90 days from the Closing Date (120 days if reviewed by SEC) (the “Effectiveness Date”). If the Registration Statement does not become effective on or before the Effectiveness Date, the Company has agreed, among other things, to pay to the Investors 1.5% of each Investor’s aggregate purchase price of the Shares for each 30-day period that the Registration Statement is not effective, up to a maximum of 10% of such aggregate purchase price.

Employment Agreements

On November 8, 2012, the Company’s Compensation Committee recommended that the Board of Directors approve employment agreements with the Company’s executive officers, namely: Chief Executive Officer (Robert G. Finizio), President (John C.K. Milligan, IV) and Chief Financial Officer (Daniel A. Cartwright) (each an “Executive; together the “Executives”). The Company’s Board of Directors approved the Employment Agreements with an effective date of November 8, 2012. With the exception of compensation, the three-year employment agreements are substantially the same with the Executives receiving employee benefits, vacation and other perquisites as may be determined from time to time and an automatic renewal option for one additional year. Conditions of termination for all employment agreements call for (i) termination immediately upon death, (ii) termination upon a disability in which the Executive is unable to perform his duties for more than 180 total calendar days during any 12-month period, (iii) voluntary termination by the Executive upon a 14 calendar day prior notice, (iv) involuntary termination by the Company without cause with 60-day notice or 90-day notice when termination is due to the non-extension of the employment term by the Company, (v) termination for cause and (vi) termination for good reason wherein the Executive shall have 90 days from the date of notice to terminate his employment. In addition, if the Company is subject to a change in control, the Executive shall be entitled to receive severance benefits as outlined therein. The employment agreements contain standard provisions for confidentiality and noncompetition.

Compensation for services rendered by Robert G. Finizio as Chief Executive Officer calls for: (i) a time-based ten-year stock option (the “Time-Based Option”) granted and issued on November 30, 2012 (the “Date of Grant”) to purchase 900,000 shares of the Company’s Common Stock with the exercise price equal to the closing price of the Company’s Common Stock on the Date of Grant with the underlying shares vesting annually over three years on the anniversary of the employment date, (ii) the right to receive a performance-based ten-year stock option (the “Performance-Based Option”) in an amount to be determined, (iii) a base salary of not less than $355,100 per year and (iv) an annual short-term incentive compensation bonus of up to 35% of the base salary, at the discretion of the Company’s Board of Directors.

Compensation for services rendered by John C.K. Milligan, IV as President calls for: (i) a Time-Based Option granted and issued on the Date of Grant to purchase 800,000 shares of the Company’s Common Stock with the exercise price equal to the closing price of the Company’s Common Stock on the Date of Grant with the underlying shares vesting annually over three years on the anniversary of the employment date, (ii) the right to receive a Performance-Based Option in an amount to be determined, (iii) a base salary of not less than $288,100 per year and (iv) an annual short-term incentive compensation bonus of up to 30% of the base salary, at the discretion of the Company’s Board of Directors.

Compensation for services rendered by Daniel A. Cartwright as Chief Financial Officer calls for: (i) a Time-Based Option granted and issued on the Date of Grant to purchase 700,000 shares of the Company’s Common Stock with the exercise price equal to the closing price of the Company’s Common Stock on the Date of Grant with the underlying shares vesting annually over three years on the anniversary of the employment date, (ii) the right to receive a Performance-Based Option in an amount to be determined, (iii) a base salary of not less than $257,100 per year and (iv) an annual short-term incentive compensation bonus of up to 30% of the base salary, at the discretion of the Company’s Board of Directors.

Results of Operations

The following information presents the results of operations for the Company’s continuing operations for the three and nine month periods ended September 30, 2012 and 2011. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith and our Annual Report on Form 10-K filed with the SEC on March 27, 2012. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. Historical financial information presented for the three and nine months ended September 30, 2012 and 2011 is that of the Company on a consolidated basis with its subsidiaries.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

	Three Months Ended September 30,
	2012	2011	Change
	(000s)
Revenues, net	$1,036	$540	$496
Cost of goods sold	307	242	65
Operating expenses	4,640	1,742	2,898
Operating loss	(3,911)	(1,444)	(2,467)
Other income (expense), net	(342)	(43)	(299)
Net loss	$(4,253)	$(1,487)	$(2,766)

Revenues and Cost of Goods Sold

Revenues for the three months ended September 30, 2012 increased $496,000, or approximately 92%, from the three months ended September 30, 2011. This increase was directly attributable to the (i) increase in the number of sales territories, (ii) the associated increase in number of sales people selling in those territories and (iii) the new prescription product introduced in March 2012. Cost of goods sold increased $65,000, or approximately 27%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Cost of goods sold as a percentage of revenue was 30% and 45% for the three months ended September 30, 2012 and 2011, respectively. Approximately 51% of this increase was due to an increase in the amount of product sold and approximately 49% of the increase was related to product mix. The Company’s costs of individual products did not change for the three months ended September 30, 2012 as compared to the same period in 2011.

Operating Expenses

The Company’s principal operating costs include the following items as a percentage of total expense.

	Three Months Ended September 30,
	2012	2011
Human resource costs, including commission, benefits and taxes	27.5%	51.7%
Product design and development costs	28.8%	5.5%
Sales and marketing, excluding human resource costs	17.6%	24.4%
Professional fees for legal, accounting and consulting	6.1%	4.2%
Non-cash costs	13.3%	2.6%
Other operating expenses	6.7%	11.6%

Operating expenses increased by $2.9 million (166%) as a result of the following items:

(000s)
Increase in human resource costs, including commission, benefits and taxes	$375
Increase in product design and development costs	1,239
Increase in sales and marketing, excluding human resource costs	548
Increase in non-cash costs	571
Increase in legal, accounting and consulting fees	213
Decrease in other operating expenses	(48)
$2,898

Human resource costs, including salaries, commission, benefits and taxes were higher as a result of an increase of 17 employees between the two periods (approximately $392,000), partially offset by decreased sales commissions of approximately $18,000.

Product design and development costs increased as a direct result of our new hormone replacement therapy and prescription prenatal products.

Professional fees increased primarily due to higher legal fees arising from contract and patent services and public company filing related costs (approximately $116,000). Consulting costs were also higher as a result of new product development, opening new sales territories and the additional resources needed for public company filings (approximately $97,000).

Sales and marketing costs increased due to the addition of new sales territories and expanded client education.

Non-cash costs were higher as the result of the Warrants issued for services (approximate fair value of $68,000) and additional costs related to the issuance of Options (approximate fair value of $503,000).

Other Income (Expense), net

Other non-operating expense increased by approximately $324,000 for the three months ended September 30, 2012 in comparison to the same period in 2011 due primarily to the addition of amortization of debt discount not incurred during 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011	Change
	(000s)
Revenues, net	$2,577	$1,534	$1,043
Cost of goods sold	1,015	684	331
Operating expenses	12,315	4,117	8,198
Operating loss	(10,753)	(3,267)	(7,486)
Loss on extinguishment of debt	(10,505)	-0-	(10,505)
Beneficial conversion feature	(6,717)	-0-	(6,717)
Other income (expense), net	(1,418)	(61)	(1,357)
Net loss	$(29,393)	$(3,328)	$(26,065)

Revenues and Cost of Goods Sold

Revenues for the nine months ended September 30, 2012 increased $1,043,000, or approximately 68%, from the nine months ended September 30, 2011. This increase was directly attributable to the (i) increase in the number of sales territories, (ii) the associated increase in number of sales people selling in those territories and (iii) the new prescription product introduced in March 2012. Cost of goods sold increased $331,000, or approximately 48%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Cost of goods sold as a percentage of revenues was 39% and 45% for the nine months ended September 30, 2012 and 2011, respectively. Approximately 76% of this increase was due to an increase in the amount of product sold and approximately 24% of the increase was related to product mix. The Company’s costs of individual products did not change for the nine months ended September 30, 2012 as compared to the same period in 2011.

Operating Expenses

The Company’s principal operating costs include the following items as a percentage of total expense.

	Nine Months Ended September 30,
	2012	2011
Human resource costs, including commission, benefits and taxes	36.0%	61.4%
Product design and development costs	20.9%	6.2%
Sales and marketing, excluding human resource costs	19.2%	16.9%
Professional fees for legal, accounting and consulting	8.8%	3.4%
Non-cash costs	10.3%	4.0%
Other operating expenses	4.8%	8.1%

Operating expenses increased by $8.2 million (199%) as a result of the following items:

(000s)
Increase in human resource costs, including commission, benefits and taxes	$2,309
Increase in product design and development costs	2,323
Increase in sales and marketing, excluding human resource costs	1,659
Increase in non-cash costs	1,099
Increase in legal, accounting and consulting fees	669
Increase in other operating expenses	139
$8,198

Human resource related costs, including salaries, commission, benefits and taxes was higher as a result of an increase of 17 employees between the two periods (approximately $1,843,000) and increased sales commissions of approximately $466,000.

Product design and development costs increased as a direct result of our new hormone replacement therapy and prescription prenatal products.

Professional fees increased primarily due to higher legal fees arising from contract and patent services and public company filing related costs (approximately $409,000). The Company experienced higher accounting and audit costs related to preparation of audits and public company filing related costs (approximately $51,000). Consulting costs were also higher as a result of new product development, opening new sales territories and the additional resources needed for public company filings (approximately $209,000).

Sales and marketing costs increased due to the addition of new sales territories and expanded client education.

Non-cash costs were higher as the result of the Warrants issued for services (approximate fair value of $236,000) and additional costs related to the issuance of Options (approximate fair value of $863,000).

Loss on extinguishment of debt

In February 2012 (as described above), the Company issued the February 2012 Notes in the aggregate of approximately $2,700,000 and granted the February 2012 Warrants for the purchase of an aggregate of 9,000,000 shares. As consideration for the February 2012 Notes and the February 2012 Warrants, the Company received $1,000,000 of new funding and the surrender of certain promissory notes previously issued by the Company in the aggregate amount of approximately $1,700,000 (the “Prior Notes”). The Company determined that the resulting modification of the February 2012 Notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments.” As such the modification was accounted for as an extinguishment and restructuring of the debt, and the February 2012 Warrants issued, valued at approximately $10,500,000, were expensed as loss on the extinguishment of debt. The relative fair value of the Prior Notes was estimated to be $1,500,000 by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments. The Company recognized a reduction in loss on extinguishment of debt in the amount of $200,000, which represented the difference between the net carrying amount of the February Funding and its fair value. See NOTE 9 – NOTES PAYABLE and NOTE 10 – STOCKHOLDERS’ EQUITY, Warrants in the accompanying condensed consolidated financial statements for more details.

Beneficial Conversion Feature

Beneficial conversion feature of approximately $6,717,000 consists of non-cash costs associated with the conversion of approximately $1,055,000 in debt into 2,775,415 shares of the Company’s Common Stock.

Other Income (Expense), net

Other non-operating expense increased by approximately $1,357,000 for the nine months ended September 30, 2012 in comparison to the same period in 2011 due primarily to the addition of amortization of debt discount not incurred during 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had a working capital deficit of approximately $2,196,000, our accumulated deficit was approximately $46,386,000 and our stockholders’ deficit was approximately $4,334,000. We began the operation of our current business plan in June 2008 and have not yet attained a level of revenue to allow us to meet our current overhead and there is no assurance that such a level can ever be achieved. We currently do not have financial resources adequate for the next twelve-month period.

We are dependent upon obtaining additional financing in order to adequately fund working capital, drug development, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

We expect to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we do not have sufficient resources to develop fully any new products or product candidates unless we are able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners.

We expect to increase the market penetration of our current products and expand our product base of prescription products which will necessitate an increase in inventory levels.

We believe that we will be able to meet the costs of growth and public reporting with funds generated through debt and equity financing and operations.

We cannot be assured that financing will be available on favorable terms or at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. These conditions raise substantial doubt about our ability to continue as a going concern. Even if we are successful in raising additional capital to meet our obligations and otherwise continue operations, our business will still require substantial additional investment that we have not yet secured.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company’s Quarterly and Annual Reports and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the three months ended September 30, 2012, there were no significant changes in the Company’s internal control over financial reporting that has affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Non-Qualified Stock Options ("Options”)

On September 13, 2012, the Company issued ten-year Options to employees and consultants for the purchase of an aggregate of 391,750 shares with an exercise price of $3.40. An aggregate of 7,500 shares available under the Options vest over a four-year period on anniversary of issuance, an aggregate of 115,000 shares vest over a two-year period on the anniversary of issuance, 2,500 shares vest over a one-year period on the anniversary of issuance, and 166,250 vest immediately.

Exercise of Options

On July 5, 2012, a consultant exercised an Option to purchase 21,338 shares of the Company’s Common Stock at an exercise price of $0.18738 per share. All shares under the Option were purchased through a cashless exercise provision wherein the consultant surrendered his right to receive 1,428 shares resulting in the issuance of 19,910 shares. The shares are covered by a lock-up agreement.

On July 11, 2012, a consultant exercised an Option to purchase 30,685 shares of the Company’s Common Stock at an exercise price of $0.407355 per share for a purchase price of $12,459.69. The shares are covered by a lock-up agreement.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization (for the acquisition of Spectrum Health Network, Inc.) (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger by and among AMHN, Inc., VitaMedMD, LLC and VitaMed Acquisition, LLC(9)
3.1	September 14, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(4)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc. (5)
3.3	December 7, 2007	Articles of Amendment of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion filed in the State of Nevada(6)
3.5	July 20, 2010	Articles of Incorporation filed in the State of Nevada(6)
3.6	August 3, 2010	Certificate of Amendment and Restatement to the Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)
3.7	n/a	Bylaws for the State of Nevada(7)
4.1	September 26, 2012	Securities Purchase Agreement, form of(21)
10.1	November 9, 2010	Promissory Note to Philip M. Cohen for $210,000(8)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(8)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(8)
10.4	May 7, 2011	Sales Representation Agreement with Mann Equity, LLC(8)
10.5	July 9, 2011	Lease Agreement(10)
10.6	September 8, 2011	Stock Purchase Agreement between the Company and Pernix Therapeutics, LLC(10)
10.7	September 8, 2011	Lock-Up Agreement between the Company and Pernix Therapeutics, LLC(10)
10.8	n/a	Common Stock Purchase Warrant, form of(10)
10.9	n/a	Non-Qualified Stock Option, form of(10)

10.10	September 2011	Convertible Promissory Note, form of(12)
10.11	September 20, 2011	Lang Financing Agreement(15)
10.12	October 18, 2011	Debt Conversion Agreement with Energy Capital, LLC(11)
10.13	October 18, 2011	Debt Conversion Agreement with First Conquest Investment Group, LLC(11)
10.14	October 21, 2011	Consulting Agreement with Lang Naturals, Inc. (11)
10.15	October 21, 2011	Warrant to Lang Naturals, Inc. (11)
10.16	October 21, 2011	Lock-Up Agreement with Lang Naturals, Inc. (11)
10.17	November 3, 2011	Software License Agreement with Pernix Therapeutics, LLC(18)
10.18	November 18, 2011	Promissory Note, form of(12)
10.19	February 24, 2012	Note Purchase Agreement between the Company and Johnson and Plato(16)
10.20	February 24, 2012	Secured Promissory Note between the Company and Johnson and Plato, form of(16)
10.21	February 24, 2012	Security Agreement between the Company and Johnson and Plato(16)
10.22	February 24, 2012	Common Stock Purchase Warrant to Johnson and Plato, form of(16)
10.23	February 29, 2012	Audit Committee Charter(17)
10.24	February 29, 2102	Compensation Committee Charter(17)
10.25	February 29, 2012	Corporate Governance Committee Charter(17)
10.26	April 17, 2012	Master Services Agreement with Sancilio and Company, Inc. (20)
10.27	May 17, 2012	Consulting Agreement with Sancilio and Company, Inc. (20) **
10.28	November 8, 2012	Executive Employment Agreement, form of*
14.00	n/a	Code of Business Conduct and Ethics, form of(5)
14.01	n/a	Code of Business Ethics for Financial Executives, form of(5)
14.02	n/a	Insider Trading Policy, form of(5)
16.1	December 14, 2011	Letter to the SEC from Parks & Company, LLC(13)
16.2	February 1, 2012	Letter addressed to the SEC from Parks & Company, LLC(14)
21.00	March 27, 2012	Subsidiaries of the Registrant(19)
31.1	November 13, 2012	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
31.2	November 13, 2012	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a)*
32.1	November 13, 2012	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	November 13, 2012	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101.INS	n/a	XBRL Instance Document*†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*†

(1)	Filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Current Report on Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 8, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-K filed with the Commission on March 17, 2010 and incorporated herein by reference.
(6)	Filed as an exhibit to Form 10-Q for quarter ending June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Form 10-Q for quarter ending March 30, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference.
(9)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference.
(12)	Filed as an exhibit to Form 8-K filed with the Commission on November 18, 2011 and incorporated herein by reference.
(13)	Filed as an exhibit to Form 8-K filed with the Commission on January 25, 2012 and incorporated herein by reference.
(14)	Filed as an exhibit to Form 8-K filed with the Commission on February 1, 2012 and incorporated herein by reference.
(15)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 2, 2012 and incorporated herein by reference.
(16)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to Form 8-K filed with the Commission on February 29, 2012 and incorporated herein by reference.
(18)	Filed as an exhibit to Form 10-Q for quarter ending September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference.
(19)	Filed as an exhibit to Form 10-K for year ending December 31, 2011 filed with the Commission on March 27, 2012 and incorporated herein by reference.
(20)	Filed as an exhibit to Form 10-Q for quarter ending June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference.
(21)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference.
*	Filed herewith.
**
Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment was requested with respect to the omitted portions and was granted by the Commission on August 28, 2012.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2012

TherapeuticsMD, Inc.

By:	/s/ Robert G. Finizio
Robert Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)