Form 10-Q
period 2013-03-31
TherapeuticsMD, Inc.
filed 2013-05-10
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The number of shares outstanding of the Issuer’s Common Stock as of May 10, 2013 was 131,151,334.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$38,779,563	$1,553,474
Accounts receivable, net of allowance for doubtful accounts of $63,843 and $42,048, respectively	602,824	606,641
Inventory	1,337,870	1,615,210
Other current assets	2,175,520	751,938
Total current assets	42,895,777	4,527,263

Fixed assets, net	83,875	65,673

Other Assets:
Prepaid consulting expense	863,523	953,655
Intangible assets	317,250	239,555
Security deposit	31,949	31,949
Total other assets	1,212,722	1,225,159

Total assets	$44,192,374	$5,818,095

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,840,811	$1,641,366
Deferred revenue	1,142,373	1,144,752
Other current liabilities	1,144,918	725,870
Line of credit	100,000	—
Accrued interest	21,595	—
Total current liabilities	4,249,697	3,511,988

Long-Term Liabilities:
Notes payable, net of debt discount of $0 and $1,102,680, respectively	—	3,589,167
Accrued interest	—	150,068
Total long-term liabilities	—	3,739,235

Total liabilities	4,249,697	7,251,223

Commitments and Contingencies

Stockholders' Equity (Deficit):

Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized; 129,196,747 and 99,784,982 issued and outstanding, respectively	129,196	99,785
Additional paid-in capital	98,302,447	50,580,400
Accumulated deficit	(58,488,966)	(52,113,313)
Total stockholder' equity (deficit)	39,942,677	(1,433,128)

Total liabilities and stockholders' equity (deficit)	$44,192,374	$5,818,095

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues, net	$1,537,195	$721,692

Cost of goods sold	380,346	336,124

Gross profit	1,156,849	385,568

Operating expenses:
Sales, general, and administration	4,526,582	2,827,050
Research and development	1,565,201	411,961
Depreciation and amortization	7,957	14,578
Total operating expense	6,099,740	3,253,589

Operating loss	(4,942,891)	(2,868,021)

Other income (expense)
Interest expense	(1,165,831)	(101,973)
Financing costs	(263,987)	—
Loan guaranty costs	(2,944)	(11,745)
Loss on extinguishment of debt	—	(10,307,864)
Total other income (expense)	(1,432,762)	(10,421,582)

Loss before taxes	(6,375,653)	(13,289,603)

Provision for income taxes	—	—
Net loss	$(6,375,653)	$(13,289,603)
Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.06)	$(0.16)

Weighted average number of common shares outstanding	103,052,956	84,556,216

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,375,653)	$(13,289,603)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	4,703	7,008
Amortization of intangible assets	3,254	7,570
Provision for doubtful accounts	21,795	—
Amortization of debt discount	1,102,680	53,292
Stock based compensation	609,030	88,585
Amortization of deferred financing costs	263,987	—
Stock based expense for services	112,306	55,371
Loan guaranty costs	2,944	11,745
Loss on debt extinguishment	—	10,307,864
Changes in operating assets and liabilities:
Accounts receivable	(17,978)	(85,332)
Inventory	277,340	45,410
Other current assets	(731)	51,970
Accounts payable	199,445	301,246
Accrued interest	(128,473)	45,749
Accrued expenses and other current liabilities	419,048	(52,860)
Deferred revenue	(2,379)	—

Net cash flows used in operating activities	(3,508,682)	(2,451,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs, net of abandoned costs	(80,949)	(12,101)
Purchase of property and equipment	(22,905)	(32,386)

Net cash flows used in investing activities	(103,854)	(44,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit note	400,000	—
Repayment of revolving credit note	(400,000)	—
Proceeds from sale of common stock, net	45,430,472	—
Proceeds from notes and loans payable	100,000	2,400,000
Repayment of notes payable	(4,691,847)	(779)
Proceeds from exercise of warrants	—	165,999

Net cash flows provided by financing activities	40,838,625	2,565,220

Increase in cash	37,226,089	68,748
Cash, beginning of period	1,553,474	126,421
Cash, end of period	$38,779,563	$195,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$191,258	$2,112

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing	$1,711,956	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

TherapeuticsMD, Inc., a Nevada corporation, or TherapeuticsMD or the Company, has two wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, organized on May 13, 2008, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation, incorporated on January 10, 2012, or BocaGreen. Unless the context otherwise requires, TherapeuticsMD, VitaMed, and BocaGreen collectively are sometimes referred to as "our company," "we," "our," or "us."

Nature of Business

We are a women’s healthcare product company focused on creating and commercializing products targeted exclusively for women.  We currently manufacture and distribute branded and generic prescription prenatal vitamins as well as over-the-counter, or OTC, vitamins and cosmetics.

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of TherapeuticsMD have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements.  In our opinion, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission, or the SEC.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

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

We categorize our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments (continued)

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

At March 31, 2013 and 2012, we had no assets or liabilities that were valued at fair value on a recurring basis.

Earnings Per Share

We calculate earnings per share, or EPS, in accordance with ASC 260, “Earnings Per Share,” which requires the computation and disclosure of two EPS amounts, basic and diluted. We compute basic EPS based on the weighted average number of shares of Common Stock outstanding during the period. We compute diluted EPS based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants. Potential common shares totaling 26,988,914 and 12,121,321 at March 31, 2013 and 2012, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to the net loss reported by us.

Recently Issued and Newly Adopted Accounting Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

Liquidity

In March and April 2013, we sold an aggregate of 29,411,765 and 1,954,587 shares, respectively, of our common stock in a public offering to raise $45.4 million and $3.1 million, respectively, after deducting underwriting discounts and commissions and other offering expenses paid by us.  We believe our existing cash and cash equivalents will be sufficient to fund our operations, including the clinical development of our hormone therapy products for the next 12 months.  In light of this public offering, we have re-evaluated our ability to continue as a going concern.  Accordingly, we are of the opinion that the substantial doubt regarding our ability to continue as a going concern has been mitigated.

NOTE 3 – INVENTORY

Inventory consists of the following:
	March 31, 2013	December 31, 2012
Finished product	$902,331	$1,124,739
Raw material	326,963	380,000
Deferred costs	108,576	110,471
TOTAL INVENTORY	$1,337,870	$1,615,210

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:
	March 31, 2013	December 31, 2012
Deferred financing costs	$1,447,969	$—
Prepaid consulting	410,042	432,216
Deposits with vendors	232,752	189,375
Prepaid insurance	81,760	127,403
Prepaid guaranty costs	—	2,944
Other prepaid costs	2,997	—
TOTAL OTHER CURRENT ASSETS	$2,175,520	$751,938

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following:
	March 31, 2013	December 31, 2012
Equipment	$90,573	$67,668
Furniture and fixtures	46,625	46,625
Leasehold improvements	11,980	11,980
	149,178	126,273
Accumulated depreciation	(65,303)	(60,600)
TOTAL FIXED ASSETS	$83,875	$65,673

Depreciation expense for the three months ended March 31, 2013 and 2012 was $4,703 and $7,008, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:
	March 31, 2013	December 31, 2012
Patent costs	$305,920	$224,971
Website costs, net of amortization of $80,413 and $77,159, respectively	11,330	14,584
TOTAL INTANGIBLE ASSETS	$317,250	$239,555

Amortization expense for the three months ended March 31, 2013 and 2012 was $3,254 and $7,570 respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	March 31, 2013	December 31, 2012
Accrued offering costs	$576,500	$—
Accrued payroll and commission costs	254,554	397,210
Accrued vacation costs	184,087	114,899
Allowance for coupons and returns	81,968	53,002
Dividends payable(1)	41,359	41,359
Other accrued expenses	6,450	119,400
TOTAL OTHER CURRENT LIABILITIES	$1,144,918	$725,870
______________
(1) In June 2008, the Company declared and paid a special dividend of $0.40 per share of common stock to all stockholders of record as of June 10, 2008.  This amount reflects moneys remaining unclaimed by certain stockholders.

NOTE 8 – NOTES PAYABLE

Issuance and Payment of Multiple Advance Revolving Credit Note

On January 31, 2013, we entered into a business loan agreement with Plato and Associates, LLC, a Missouri limited liability company, or Plato, for a Multiple Advance Revolving Credit Note, or the Note.  The Note allows us to draw down funding up to the $10 million maximum principal amount, at a stated interest rate of 6% per annum, or the Stated Interest Rate.  Plato may make advances to us from time to time under the Note at our request, which advances will be of a revolving nature and may be made, repaid, and made from time to time.  Interest payments shall be due and payable on the tenth day following the end of each calendar quarter in which any interest is accrued and unpaid, commencing on April 10, 2013, and the principal balance outstanding under the Note, together with all accrued interest and other amounts payable under the Note, if any, will be due and payable on February 24, 2014.  This note is secured by substantially all assets of the Company. On each of February 25 and March 13, 2013, $200,000 was drawn against the Note. On March 21, 2013, we repaid $401,085, including accrued interest, and as of March 31, 2013, there was no balance outstanding under the Note.

As additional consideration for the Note, we issued Plato a warrant to purchase 1,250,000 shares of our Common Stock at an exercise price $3.20 per share (see NOTE 9 – STOCKHOLDERS’ EQUITY for more details).

Borrowing Under Amended Bank LOC

In February 2013, we borrowed $100,000 from First United Bank under the Amended Bank LOC. The Amended Bank LOC required a personal guarantee and cash collateral limited to $100,000 which was provided by Reich Family Limited Partnership, or the Reich Family LP, an entity controlled by Mitchell Krassan, an officer of the Company.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE (Continued)

Issuance of Promissory Notes

In January and February 2012, we sold 6% promissory notes for an aggregate of $900,000 with due dates of March 1, 2012.  As discussed below in Issuance and Settlement of February 2012 Notes, these promissory notes were modified on February 24, 2012 through the issuance of secured promissory notes, or the February 2012 Notes.

Issuance and Settlement of February 2012 Notes

On February 24, 2012, we issued the February 2012 Notes to an individual and an entity, or the Parties, both of which are stockholders of the Company, in the principal base amounts of $1,358,014 and $1,357,110, respectively, and granted Warrants for the purchase in the aggregate of 9,000,000 shares of our common stock, or the February 2012 Warrants pursuant to the terms of a Note Purchase Agreement, also dated February 24, 2012.  As consideration for the February 2012 Notes and the February 2012 Warrants, we received an aggregate of $1,000,000 of new funding from the Parties and the Parties surrendered certain promissory notes previously issued by us in the amount of $1,700,000 plus accrued interest of $15,124.  Under the February 2012 Notes, the Parties loaned us an additional $3,000,000 during March, April, and May 2012.

On June 19, 2012, we settled $3,102,000 in principle and interest of the February 2012 Notes in exchange for the exercise of 8,145,486 common stock purchase warrants. As discussed below in Issuance and Payment of June 2012 Notes, the remaining balance of $2,691,847 of the February 2012 Notes was modified on June 19, 2012 through the issuance of secured promissory notes, or the June 2012 Notes, (see NOTE 9 – STOCKHOLDERS’ EQUITY, Warrants Issued in Conjunction with Debt, for more details).

Issuance and Payment of June 2012 Notes

On June 19, 2012, we issued the June 2012 Notes to the Parties in the principal base amounts of $2,347,128 and $2,344,719, respectively, pursuant to the terms of a note purchase agreement, or the June 2012 Note Purchase Agreement.  As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of the February 2012 Notes in the aggregate amounts of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and we received an aggregate of $2,000,000 of new funding from the Parties, or the June Funding.  The principal base amount of each of the June 2012 Notes, plus any additional advance made to us thereafter, together with accrued interest at the annual rate of 6%, was due in one lump sum payment on February 24, 2014. As security for our obligations under the June 2012 Note Purchase Agreement and the June 2012 Notes, we entered into a Security Agreement and pledged all of our assets, tangible and intangible, as further described therein. We also granted 7,000,000 common stock purchase warrants in connection with the June Funding.  On March 21, 2013, we repaid $4,882,019 including accrued interest, leaving a balance of $21,595 in accrued interest as of March 31, 2013 related to secured promissory notes issued on June 19, 2012.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

At March 31, 2013, we had 250,000,000 shares of common stock, $0.001 par value per share authorized, with 129,196,747 shares issued and outstanding.

Public Offering

On March 14, 2013, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, as representative of the underwriters named therein, or the Underwriters, relating to the issuance and sale of 29,411,765 shares of our common stock. The price to the public in the offering was $1.70 per share and the Underwriters agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.581 per share. The net proceeds to us from this offering was  approximately $45.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.  In addition, under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 4,411,765 shares of common stock. The offering closed on March 20, 2013.

Warrants to Purchase Common Stock of the Company

As of March 31, 2013, we had common stock purchase warrants, or the Warrant(s), outstanding for an aggregate of 13,443,499 shares of our common stock with a weighted average contractual remaining life of 4.7 years and exercise prices ranging from $0.24 to $3.20 per share, resulting in a weighted average exercise price of $1.77 per share.

The valuation methodology used to determine the fair value of our Warrants is the Black-Scholes-Merton option-pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718-10, “Compensation – Stock Compensation,” or ASC 718-10.  The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the Warrant.

Warrants Issued in Conjunction with Debt

On January 31, 2013, we granted a common stock purchase warrant for the purchase of 1,250,000 shares of our common stock in connection with the issuance of the Note, or the Plato Warrant (see NOTE 8 – NOTES PAYABLE, Issuance and Payment of Multiple Advance Revolving Credit Note).  The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant will vest and become exercisable on October 31, 2013 and may be exercised any time after that date prior to the January 31, 2019 expiration date of the Plato Warrant.  The Plato Warrant, with a fair value of approximately $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%.  At March 31, 2013, $1,447,969 was reported as deferred financing costs included in other current assets in the accompanying condensed balance sheet and is being amortized over the life of the Note. For the three months ended March 31, 2013, $263,987 was recorded as financing costs on the accompanying condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Warrants Issued in Conjunction with Debt (continued)

On June 19, 2012, we granted Warrants for the purchase of an aggregate of 7,000,000 shares of our common stock in connection with the issuance of the June 2012 Notes, or the June 2012 Warrants, (see NOTE 8 – NOTES PAYABLE, Issuance and Payment of June 2012 Notes). Of the June 2012 Warrants issued, 6,000,000 are exercisable at $2.00 per share and 1,000,000 are exercisable at $3.00 per share.  The fair value of the June 2012 Warrants of $9,424,982 was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; a volatility of 44.64%; risk free rate of 0.75%; and a dividend yield of 0%.  The relative fair value of the June 2012 Warrants of $1,649,890 was determined by using the relative fair value calculation method on the date of the grant.  As a result of the repayment of the associated debt on March 21, 2013, we expensed the remaining unamortized debt discount of $885,709 at the time of the repayment.

On February 24, 2012, we issued Warrants for the purchase of an aggregate of 5,685,300 shares of our common stock in connection with the modification of certain existing promissory notes, or the Modification Warrants, and Warrants for the purchase of an aggregate of 3,314,700 shares of our common stock in connection with the issuance of the February 2012 Notes, or the February 2012 Warrants, (see NOTE 8 – NOTES PAYABLE, Issuance and Settlement of February 2012 Notes). Both the Modification Warrants and the February 2012 Warrants are exercisable at $0.38 per share. The Modification Warrants’ fair value of $10,505,247 and the February 2012 Warrants’ fair value of $6,124,873 was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; a volatility of 44.5%; risk free rate of 0.89%; and a dividend yield of 0%. We recorded the fair value of the Modification Warrants as part of the loss on extinguishment of debt in the accompanying condensed consolidated financial statements.  The relative fair value of the February 2012 Warrants of $859,647 was recorded as debt discount. As a result of the surrender of the February 2012 Notes on June 19, 2012, we expensed the remaining unamortized debt discount.

Warrants Issued for Services

In March 2012, we issued Warrants for the purchase of an aggregate of 31,000 shares of our common stock to five unaffiliated individuals for services rendered. The Warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.81%; risk free rate of 1.04%; and a dividend yield of 0%; $29,736 was recorded as consulting expense in the accompanying consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY Continued)

Warrants Issued for Services (continued)

A summary of our Warrant activity and related information for 2013 follows:

	Number of Shares Under Company Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	12,193,499	$1.63	4.8	$17,971,994
Granted	1,250,000	$3.20	5.8	$–
Exercised	–
Expired	–
Cancelled	–
Balance at March 31, 2013	13,443,499	$1.77	4.7	$5,541,549
Vested and Exercisable at March 31, 2013	13,075,317	$1.81	4.6	$1,539,539

As of March 31, 2013, we had Warrants outstanding with exercise prices ranging from $0.24 to $3.20 per share. As of March 31, 2013, unamortized costs associated with Warrants totaled approximately $1,274,000.

Stock Options

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the LTIP, to provide financial incentives to our employees, members of the Board, and advisers and consultants of ours who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards.  The Awards available under the LTIP consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the LTIP. There are 25,000,000 shares authorized for issuance under the LTIP. Under this plan, non-qualified stock options for the purchase of an aggregate of 11,688,597 shares of our common stock were outstanding at March 31, 2013.

On February 23, 2012, our Board of Directors adopted the 2012 Stock Incentive Plan, a non-qualified plan not requiring approval by our shareholders, or 2012 SOP.  The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors of ours. There are 10,000,000 shares authorized for issuance under the 2012 SOP.  Under this plan, non-qualified stock options for the purchase of an aggregate of 2,225,000 shares of our common stock were outstanding at March 31, 2013.

The valuation methodology used to determine the fair value of Options is the Black-Scholes Model.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY Continued)

Stock Options (continued)

The assumptions used in the Black-Scholes Model during the three months ended March 31, 2013 are set forth in the table below.

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Risk-free interest rate	0.77-0.81%	0.61-2.23%
Volatility	43.01-44.94%	40.77-46.01%
Term (in years)	5.5-6.25	5-6.25
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected life.  Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Our estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards.  We used the historical volatility of our peer entities due to the lack of sufficient historical data on our stock price.  The average expected life is based on the contractual term of the option using the simplified method.

On March 29, 2013, we issued ten-year Options to employees and consultants for the purchase of an aggregate of 180,109 shares with exercise prices ranging from $1.70 to $2.70.  An aggregate of 500 shares available under the Options vest over a four-year period on the anniversary of issuance, an aggregate of 12,500 shares vest monthly over a one-year period, an aggregate of 75,000 shares vest as follows (an aggregate of 31,250 vest immediately and an aggregate of 43,750 vest monthly over the subsequent seven months), and 92,109 shares vest monthly over a thirteen-month period from the date of issuance.

On March 30, 2012, we issued ten-year Options to employees and consultants for the purchase of an aggregate of 480,000 shares with an exercise price of $2.40.  An aggregate of 405,000 shares available under the Options vest over a four-year period on anniversary of issuance, an aggregate of 60,000 shares vest over a two-year period on the anniversary of issuance, and 15,000 shares vest monthly over a twelve-month period from the date of issuance.

On March 30, 2012, our Board of Directors approved a cashless exercise provision for use by holders of Options.  Also on March 30, 2012, an individual exercised his right to purchase 245,485 shares of our common stock. The aggregate purchase price of approximately $60,000 was paid pursuant to a cashless exercise provision wherein the individual surrendered his right to receive 25,000 shares thereunder. The 220,485 shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by a lock-up agreement.

On February 27, 2012, we issued Options to our officers and directors.  The ten-year Options are for the purchase of an aggregate of 600,000 shares and have an exercise price of $2.20 per share.  The Options vest in full on February 27, 2013.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY Continued)

Stock Options (continued)

In January 2012, certain individuals exercised their right to purchase an aggregate of 1,630,022 shares of our common stock for an aggregate purchase price of $166,000.  The shares were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 due to Section 4(1) of the Act and Rule 144 and are covered by a lock- up agreement.

A summary of activity under the LTIP and SOP and related information follows:

	Number of Shares Under Company Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	13,733,488	$1.16	7.7	$26,804,117
Granted	180,109	$2.12	9.6
Exercised	—
Expired	—
Cancelled	—
Balance at March 31,2013	13,913,597	$1.16	7.9	$13,955,624
Vested and Exercisable at March 31, 2013	9,196,154	$0.53	6.7	$12,729,500

The weighted-average issue date fair value of Options issued during the three months ended March 31, 2013 was $0.87.

As of March 31, 2013, we had Options outstanding with exercise prices ranging from $0.10 to $3.40 per share.

Share-based compensation expense for Options recognized in our results for the three months ended March 31, 2013 and 2012 ($599,960 and $88,585, respectively) is based on awards vested and we estimated no forfeitures.  ASC 718-10, requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At March 31, 2013, total unrecognized estimated compensation expense related to non-vested Options issued prior to that date was approximately $3,908,000 which is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2013 as a result of the losses recorded during the three months ended March 31, 2013, additional losses expected for the remainder of 2013 as well as from net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2013, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 11 – RELATED PARTIES

Loan Guaranty

In March 2011, VitaMed entered into a Business Loan Agreement and Promissory Note for a $300,000 bank line of credit, or the Bank LOC for which the bank required personal guarantees and cash collateral. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family LP. The Bank LOC accrued interest at the rate of 3.020% per annum based on a year of 360 days and was due on March 1, 2012.  On March 19, 2012, the bank and VitaMed negotiated a one year extension to the Bank LOC, or the Bank LOC Extension, and a subsequent two-month extension until May 1, 2013, or  the Second Bank LOC Extension.

In consideration for the personal guarantees and cash collateral, VitaMed issued Warrants for an aggregate of 613,713 shares. On November 13, 2012, the Company and the bank amended the Business Loan Agreement and Promissory Note to reduce the bank line of credit to $100,000, or  the Amended Bank LOC.  As part of the Amended Bank LOC, the personal guarantees and cash collateral for Mr. Finizio and Mr. Milligan were released.  In accordance with the terms of the Warrants, the Warrants previously granted to Mr. Finizio and Mr. Milligan were amended to reflect the amount vested prior to the date of the Amended Bank LOC (179,000 each).  At March 31, 2013, an aggregate of 562,571 Warrants were vested.

In February 2013, we borrowed $100,000 from First United Bank under the Amended Bank LOC. The Amended Bank LOC required a personal guarantee and cash collateral limited to $100,000 which was provided by Reich Family LP.

Lock-Up Agreements

As required by the terms of the merger agreement with VitaMed dated July 18, 2011, Lock-Up Agreements, or the Agreements were entered into between us and security holders covering the aggregate of approximately 70,000,000 shares of our common stock issued pursuant to this merger or reserved for issuance pursuant to Options and Warrants. Each security holder agreed that from the date of the Agreements until 18 months thereafter, or the Lock-Up Period, they would not make or cause any sale of our securities.  After the completion of the Lock-Up Period, the security holder agreed not to sell or dispose of more than 2.5% of the aggregate common stock or shares reserved for issuance for Options and Warrants per quarter over the following 12 month period, or the Dribble Out Period.  Upon the completion of the Dribble Out Period, the Agreements shall terminate.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTIES (Continued)

Purchases by Related Parties

During the three months ended March 31, 2013 and 2012, the Company sold its products to Dr. Bernick, our Chief Medical Officer and a director of our company, in the amounts of $0 and $1,440, respectively, while $0 and $1,272 in receivables related thereto remained outstanding at March 31, 2013 and December 31, 2012, respectively.

Agreements with Pernix Therapeutics, LLC

On February 29, 2012, Cooper C. Collins, President and largest shareholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on the Company's Board of Directors.  The Company closed a Stock Purchase Agreement with Pernix on October 4, 2011.  From time to time, the Company has entered into agreements with Pernix in the normal course of business primarily for the purchase of inventory.  During the three months ended March 31, 2013 and 2012, the Company made purchases of approximately $0 and $96,250, respectively, from Pernix.  At March 31, 2013 and December 31, 2012, there were amounts due to Pernix of approximately $308,000 and $308,000 outstanding, respectively. Additionally, there were amounts due to the Company from Pernix for legal fee reimbursement in regards to the Aceto litigation described below in the amounts of $102,464 and $0 for the periods ending March 31, 2013 and December 31, 2012, respectively.

NOTE 12 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 100% and 87% of our purchases from one supplier for the three months ended March 31, 2013 and 2012, respectively.

We sell our prescription dietary supplement products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. For the quarter ended March 31, 2013, 66.19% of our recognized revenue was generated from sales to only two customers, Cardinal Health, Inc. and McKesson Corporation. For the quarter ended March 31, 2012, 7.9% of our recognized revenue was generated from sales to Cardinal Health, Inc. and McKesson Corporation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Office Lease

We lease administrative and distribution facilities in Boca Raton, Florida pursuant to a 45 month non-cancelable operating lease expiring in 2013.  The lease stipulates, among other things, base monthly rents of $5,443 plus our share of monthly estimated operating expenses of $3,500 and sales tax.  We plan to lease different facilities but have not signed a new lease. The hold over provision of our current lease allows the landlord to charge 200% of the existing lease until the Company extends the lease or vacates the facilities.

The rental expense related to our current lease totaled $31,211 and $28,459 for the three months ended March 31, 2013 and 2012, respectively.  Future minimum rental payments through June 30, 2013 total $16,329.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Aceto Corporation

On November 13, 2012, Aceto Corporation filed a lawsuit against TherapeuticsMD and BocaGreen in the United States District Court for the Southern District of Florida seeking to enjoin us from using the Quatrefolic product and trademarks, among other things. Based on our initial assessment of the case which is in the pre-discovery stage, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Avion Pharmaceuticals, LLC

On November 30, 2012, Avion Pharmaceuticals, LLC, filed a lawsuit against TherapeuticsMD and BocaGreen in the United States District Court for the Northern District of Georgia seeking to enjoin us from using the Prena1 name, among other things. Based on our initial assessment of the case which is in the early discovery stage, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

For additional information on these litigation matters, see our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 14 – SUBSEQUENT EVENTS

Payment to Pernix

On April 15, 2013, we paid $308,000 due to Pernix for inventory purchases. See NOTE 11 – RELATED PARTIES, Agreements with Pernix Therapeutics, LLC.

Additional Shares Purchased under Public Offering

As part of the March 2013 public offering of our common stock described in NOTE 9 – STOCKHOLDERS’ EQUITY, Public Offering, on April 12, 2013, the Underwriters notified us that they were exercising their option to purchase an additional 1,954,587 shares of our common stock to cover over-allotments  We issued these shares to the Underwriters on April 18, 2013, and received proceeds of approximately $3.1 million, net of expenses.

Repayment of June 2012 Secured Promissory Notes

As previously mentioned in NOTE 8 – NOTES PAYABLE, Borrowing Under Amended Bank LOC, on April 25, 2013, we paid the balance of accrued interest in the aggregate of $21,595 under the June 2012 Notes.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (Continued)

Repayment of Amended Bank LOC

As previously mentioned in NOTE 8 – NOTES PAYABLE, Borrowing Under Amended Bank LOC, in February 2013, we borrowed $100,000 from First United Bank under the Amended Bank LOC. The Amended Bank LOC required a personal guarantee and cash collateral limited to $100,000 which was provided by the Reich Family LP. On April 25, 2013, we paid the principal and interest due under the Amended Bank LOC of $100,735. On May 1, 2013, the Amended Bank LOC expired and was not renewed.  Accordingly, the personal guarantee was canceled and the cash collateral was refunded to Reich Family LP (see NOTE 11 – RELATED PARTIES for more details).
OT
Change in LTIP and 2012 SOP

On May 2, 2013 the Board of Directors, or the Board, changed the LTIP and 2012 SOP in regards to the vesting of options upon a corporate ownership change in control. Prior to this Board action, if a change in control occurred all options vested only if the Board affirmatively voted. This change no longer requires a Board vote, the options automatically vest upon a change in control.

Issuance of Options to Directors

On May 2, 2013, the Compensation Committee of our Board recommended the granting of non-qualified stock options to our directors.  The Board approved the recommendation to grant (i) an option for the purchase of 225,000 shares of our common stock to the Chairman of the Board, (ii) options for the purchase of 75,000 shares of our common stock to the chair of each committee of the Board,  and (iii) options for the purchase of 50,000 shares of our common stock to the remaining directors. These options vest in full on December 31, 2012.

Forfeiture of Options by Robert Finizio

On May 8, 2013, Robert Finizio, our Chief Executive Officer, forfeited his contractual right stemming from his 2012 employment agreement to receive 600,000 shares upon exercise of options granted under our non-qualified employee stock option plan. In addition, Mr Finizio agreed not to accept future options for his role as a member of the Board or employee. Mr. Finizio gave up these rights with the understanding that these options would be returned to the pool of options available for issuance under the plan so that they could potentially be granted to attract future employees needed by our company to execute our business plan.

Consulting Agreement with Sancilio & Company, Inc.

We entered into a consulting agreement with Sancilio & Company, Inc., or SCI, on May 7, 2013, to develop drug platforms specifically pertaining to estradiol and progesterone second generation technology, enabling an improved set of functional characteristics when used separately or in combination as hormone replacement drug products, or the Drug Products, including services in support of our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities.  These services include support of our efforts to successfully obtain FDA approval for the Drug Products, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (Continued)

Consulting Agreement with Sancilio & Company, Inc.  (continued)

In connection with its entry into this consulting agreement, SCI agreed to forfeit its rights to receive warrants for the purchase of an aggregate of 833,000 shares of our common stock that were to be issued pursuant to a prior consulting agreement between our company and SCI, dated May 17, 2012.  As consideration for SCI’s entry into the consulting agreement, we agreed to issue a new warrant to SCI for the right to purchase 850,000 shares of our common stock that will vest in three equal installments, (i) June 30, 2013, (ii) upon acceptance of the IND application by the FDA for the Drug Product, and (iii) upon the receipt by our company of any final FDA approval of a Drug Product that SCI helped us design.  In no event will this warrant vest earlier than June 30, 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s condensed consolidated financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or the Commission or the SEC, on March 12, 2013, including the audited financial statements and notes included therein.  The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include statements relating to our expectation to begin clinical trials and file an IND, our intention to leverage and grow our current marketing and sales organization, our intention to produce an alternative to the non-FDA approved compounded bioidentical market, our belief in the advantages of our current line of products and proposed products over competitive products, our expectation of losses in the near future, our belief that our cash is sufficient to fund our operations. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

Throughout this Quarterly Report on Form 10-Q, or the Report, the terms "we," "us," "our," "TherapeuticsMD," or "our company" refers to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, includes its wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation, or BocaGreen.

Overview

We are a women’s healthcare product company focused on creating and commercializing products targeted exclusively for women.  We currently manufacture and distribute branded and generic prescription prenatal vitamins as well as over-the-counter, or OTC, vitamins and cosmetics.  We are currently focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy, or HT, pharmaceutical products designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness.  We are developing these proposed hormone therapy products, which contain estradiol and progesterone alone or in combination, with the aim of providing equivalent efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products.  We have obtained U.S. Food and Drug Administration, or FDA, acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for three proposed products and intend to begin clinical trials for two of those products.  We plan to begin Phase 3 clinical trials of our estradiol and progesterone combination and progesterone-alone proposed products and we may file an IND to begin clinical studies of our proposed suppository vulvar and vaginal atrophy estradiol product later in 2013. We intend to leverage and grow our current marketing and sales organization to commercialize these proposed products in the United States assuming the successful completion of the FDA regulatory process.  We are also evaluating various other indications for our hormone technology, including oral contraception, treatment of preterm birth, vulvar and vaginal atrophy, and premature ovarian failure.  During the 12 months ended June 30, 2012, the total FDA-approved menopause-related progestin market was approximately $400 million in U.S. sales; the total FDA-approved menopause-related estrogen market was approximately $2.3 billion in U.S. sales; and the total FDA-approved menopause-related combination progestin/estrogen market was approximately $600 million in U.S. sales.

The hormone therapy market includes two segments: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies.  FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as bioidenticals when produced by compounding pharmacies, are sold by compounding pharmacies and not monitored or easily measured.  We estimate the non-FDA approved compounded bioidentical hormone therapy combination sales of estradiol and progesterone products sold by compounding pharmacies to be approximately $1.5 billion per year.  Our Phase 3 trials are intended to establish an indication of the safety and efficacy of our proposed bioidentical products at specific dosage levels.  We intend our proposed hormone therapy products, if approved, to provide an alternative to the non-FDA approved compounded bioidentical market based on our belief that our proposed products will offer advantages in terms of proven safety, efficacy, and stability, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.  Compounders are currently under a substantial amount of national scrutiny due to recent widely published incidents involving patient death and illness.  The FDA also may take action to cause compounders to cease the production of products that would be deemed copies of our FDA-approved products.

As we continue the clinical development of our proposed hormone therapy products, we continue to market and expand our prescription and over-the-counter dietary supplement and cosmetic product lines, consisting of prenatal vitamins, vegan docosahexaenoic acid, or DHA, iron supplements, Vitamin D supplements, natural menopause relief products, and scar tissue and cosmetic stretch mark creams under our vitaMedMD brand name and duplicate formulations of our prescription prenatal vitamin products, also referred to as “generic” formulations, under our BocaGreenMD Prena1 name.  All of our prenatal vitamins are gluten, sugar, and lactose free.  We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients.

Our sales model focuses on the “4Ps”:  patient, provider, pharmacist, and payor.  We market and sell our current dietary supplement and cosmetic products primarily through a direct national sales force of approximately 40 full-time professionals that calls on healthcare providers in the OB/GYN market space as well as through our website directly to consumers.  In addition, our products allow health care providers to offer an alternative to patients to meet their individual nutritional and financial requirements related to co-payment and cost-of-care considerations and help patients realize cost savings over competing products.  We also believe that our combination of branded, generic, and OTC lines offer physicians, women, and payors cost-effective alternatives for top-quality care. We supply our prescription dietary supplement products to consumers through retail pharmacies.  We market our OTC products either directly to consumers via our website and phone sales followed by home shipment or through physicians who then re-sell them to their patients.  Our fully staffed customer care center uses current customer relationship management software to respond to health care providers, pharmacies, and consumers via incoming and outgoing telephone calls, e-mails, and live-chat.  We also facilitate repeat customer orders for our non-prescription products through our website’s auto-ship feature.

Our common stock began trading on the NYSE MKT on April 23, 2013 under the symbol "TXMD," and was previously listed on the OTCQB.  We maintain the following websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com and www.bocagreenmd.com.

Recent Transactions

Repayment of June 2012 Notes

On March 21, 2013, we repaid $4,882,019 including accrued interest, related to secured promissory notes issued on June 19, 2012, or the June 2012 Notes, leaving a balance of $21,595 in accrued interest as of March 31, 2013.  On April 25, 2013, the balance of accrued interest was paid in full and the related security agreement was terminated. The June 2012 Notes were sold on June 19, 2012, to an individual and an entity, referred to as the Parties, in the principal base amounts of $2,347,128 and $2,344,719, respectively, pursuant to the terms of a note purchase agreement. As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of promissory notes issued in February 2012 in the aggregate amounts of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and we received an aggregate of $2,000,000 of new funding from the Parties. The principal base amount of each of the June 2012 Notes, plus any additional advances made to us, together with accrued interest at the annual rate of 6%, was due in one lump sum payment on February 24, 2014.  As security for our obligations under this note purchase agreement and the June 2012 Notes, we entered into a security agreement and pledged all of our assets, tangible and intangible, as further described therein.  In conjunction with the June 2012 Notes, we also granted warrants for the purchase of an aggregate of 7,000,000 shares of our common stock.

Bank Line of Credit

In March 2011, we entered into a Business Loan Agreement and Promissory Note with First United Bank for a $300,000 bank line of credit, or the Bank LOC, for which a personal guarantee and cash collateral was required.  Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of our company, and by Reich Family Limited Partnership, or Reich Family LP, an entity controlled by Mitchell Krassan, also an officer of our company.  In consideration for the personal guarantees and cash collateral, warrants for an aggregate of 613,713 shares of common stock were granted.  The Bank LOC accrued interest at the rate of 3.02% per annum and was due on March 1, 2012.  We negotiated a one-year extension to the Bank LOC with First United Bank, which was executed on March 19, 2012, or the Bank LOC Extension. The Bank LOC Extension accrued interest at the rate of 2.35% and was due on March 1, 2013.  On November 13, 2012, the then outstanding balance of $299,220 was repaid in full and we and First United Bank amended the Business Loan Agreement and Promissory Note to reflect a $100,000 bank line of credit, or the Amended Bank LOC.  In accordance with the Amended Bank LOC, the personal guarantees and cash collateral were removed for Messrs. Finizio and Milligan.

In February 2013, we borrowed $100,000 under the Amended Bank LOC. The Amended Bank LOC required a personal guarantee and cash collateral limited to $100,000 which was provided by Reich Family LP. On April 25, 2013, we paid the principal, fees and interest due under the Amended Bank LOC of $100,735. On May 1, 2013, the Amended Bank LOC expired and was not renewed.  Accordingly, the personal guarantee was canceled and the cash collateral was refunded to Reich Family LP.

Credit Line for $10 Million

On January 31, 2013, we entered into a business loan agreement with Plato and Associates, LLC, or Plato, for a Multiple Advance Revolving Credit Note, or the Note. The Note allows us to draw down funding up to the $10 million maximum principal amount, at a stated interest rate of 6% per annum, or the Stated Interest Rate.  Plato may make advances to us from time to time under the Note at our request. Such advances will be of a revolving nature and may be made, repaid and made from time to time.  Interest payments are due and payable on the tenth day following the end of each calendar quarter in which any interest is accrued and unpaid, commencing on April 10, 2013, and the principal balance outstanding under the Note, together with all accrued interest and other amounts payable under the Note, if any, will be due and payable on February 24, 2014.  The default interest rate under the Note will be a per annum rate equal to the Stated Interest Rate plus eight percentage points, or the Default Interest Rate, and the principal amount outstanding under the Note will bear interest at the Default Interest Rate upon the occurrence of an event of default as specified in the Note, including, our nonpayment of amounts due under the Note or our failure to comply with any provision of the Note.  On each of February 25 and March 13, 2013, $200,000 was drawn against the Note. On March 21, 2013, we repaid $401,085 including accrued interest and as of March 31, 2013, no balance was outstanding under the Note.

As additional consideration for the Note, we issued Plato a warrant to purchase 1,250,000 shares of our common stock at an exercise price $3.20 per share. This warrant will vest and become exercisable on October 31, 2013 and may be exercised any time after that date prior to its January 31, 2019 expiration date.

Public Offering of Common Stock

On March 14, 2013, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, as representative of the underwriters named therein, or the Underwriters, relating to the issuance and sale of 29,411,765 shares of our common stock. The price to the public in the offering was $1.70 per share and the Underwriters agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.581 per share. The net proceeds to us from this offering was  approximately $45.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 4,411,765 shares of common stock. The offering closed on March 20, 2013. On April 12, 2013, the Underwriters notified us they were exercising their option to purchase an additional 1,954,587 shares of our common stock to cover over-allotments. We issued these shares to the Underwriters on April18, 2013 and received proceeds of approximately $3.1 million, after deducting underwriting discounts and commissions amd other offering expenses payable by us.

Issuance of Stock Options

On March 29, 2013, our Board of Directors approved the issuance of a ten-year non-qualified stock option for the purchase of 75,000 shares of our common stock to an entity in connection with a consulting agreement. The stock option has an exercise price of $2.70 per share, vesting monthly over a 12-month period from the date of grant.

On March 29, 2013, our Board of Directors approved the issuance of a ten-year non-qualified stock option for the purchase of 92,109 shares of our common stock to an entity in connection with a consulting agreement.  The stock option has an exercise price of $1.70 per share, vesting monthly over a 13-month period from the date of grant.

Results of Operations

The following information presents the results of operations for the Company's continuing operations for the three month periods ended March 31, 2013 and 2012. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith and our Annual Report on Form 10-K filed with the Commission on March 12, 2013. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.  Historical financial information presented for the three months ended March 31, 2013 and 2012 is that of the Company on a consolidated basis with its subsidiaries.

	Three Months Ended March 31,
	2013	2012	Change
	(000s)
Revenues, net	$1,537	$722	$815
Cost of goods sold	380	336	44
Operating expenses	6,100	3,254	2,846
Operating loss	(4,943)	(2,868)	(2,075)
Other expense	(1,433)	(10,422)	8,989
Net loss	$(6,376)	$(13,290)	$6,914

Revenues and Cost of Goods Sold

Revenues for the three months ended March 31, 2013 increased approximately $815,000, or approximately 113%, from the three months ended March 31, 2012.  This increase was directly attributable to the (i) increase in the number of sales territories, (ii) the associated increase in number of sales people selling in those territories and (iii) the new prescription products introduced in March, April, May and November 2012.  Cost of goods sold increased approximately $44,000, or approximately 13%, for the three months ended March 30, 2013 compared to the three months ended March 31, 2012. Cost of goods sold as a percentage of revenue was 25% and 47% for the three months ended March 31, 2013 and 2012, respectively.  Approximately 19% of this increase was due to an increase in the number of units sold and approximately 81% of the increase was related to product mix.  Our costs of individual products did not change for the three months ended March 31, 2013 as compared to the same period in 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended March 31,
	2013	2012
Human resource costs, including salaries, commission, benefits and taxes	41.2%	46.7%
Product design and development costs	27.5%	10.7%
Sales and marketing, excluding human resource costs	19.0%	28.5%
Professional fees for legal, accounting and consulting	7.1%	11.2%
Other operating expenses	5.2%	2.9%

Operating expenses increased by approximately $2.8 million (87%) as a result of the following items:

(000s)
Increase in human resource costs, including salaries, commission, benefits and taxes	$994
Increase in product design and development costs	1,328
Increase in sales and marketing, excluding human resource costs	346
Increase in legal, accounting and consulting fees	70
Increase in other operating expenses	108
$2,846

Human resource costs, including salaries, commission, benefits and taxes were higher as a result of increases in personnel between the two periods (approximately $474,000) and increases in non-cash compensation related to option awards (approximately $520,000).

Product design and development costs increased as a direct result of our new hormone replacement therapy and prescription prenatal products.

Professional fees increased primarily due to higher costs as a result of SEC reporting and additional requirements related to Sarbanes-Oxley.

Sales and marketing costs increased due to the addition of new sales territories and expanded client education.

Other Expense

Other non-operating expense decreased by approximately $8,989,000 for the three months ended March 31, 2013 in comparison to the same period in 2012.  This decrease is primarily a result of loss on extinguishment of debt incurred during 2012 as herein described, partially offset by an increase in amortization of debt discount of approximately $1,049,000 and amortization of financing costs of approximately $263,000.

Loss on extinguishment of debt

In February 2012, the Company issued notes in the aggregate of approximately $2,700,000 and granted warrants for the purchase in the aggregate of 9,000,000 shares.  As consideration for these notes and the warrants, the Company received $1,000,000 of new funding, or the New Funding, and the surrender of certain promissory notes previously issued by the Company in the aggregate amount of approximately $1,700,000.  The Company determined that the resulting modification of the notes was substantial in accordance with ASC 470-50, “Modifications and Extinguishments”.  As such the modification was accounted for as an extinguishment and restructuring of the debt, and the warrants issued, valued at approximately $10,500,000, were expensed as loss on extinguishment of debt.  The relative fair value of the New Funding was estimated, by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments, to be $1,500,000.  The Company recognized a reduction in loss on extinguishment of debt in the amount of $200,000, which represented the difference between the net carrying amount of the New Funding and its fair value.

Liquidity and Capital Resources

We have incurred recurring net losses, including net losses of approximately $6.4 million and $13.3 million for the three months ended March 31, 2013 and 2012, respectively.  Net cash outlays from operations and capital expenditures were $3.6 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, we had an accumulated deficit of approximately $58.5 million and stockholders’ equity of $39.9 million.  We have generated limited revenue and have funded our operations to date primarily from private sales of equity and debt securities. We expect to incur substantial additional losses in the near future as our research, development, and clinical trial activities increase, especially those related to our proposed hormone therapy products.  As a result, profitability will elude us unless we successfully commercialize our products, in particular, our proposed hormone therapy products.

We need substantial amounts of cash to complete the clinical development of our proposed hormone therapy products. In March and April 2013, we sold an aggregate of 31,366,352 shares of our common stock in a public offering to raise $48,520,674, net of commissions and expenses.  We believe our existing cash and cash equivalents will be sufficient to fund our operations, including the clinical development of our hormone therapy products for the next 12 months; however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Currently we have a $10 million line of credit available to us which is our only committed external source of funds. We may need to attempt to raise additional capital from the issuance of equity or debt securities, collaborations with third parties, licensing of rights to these products, other necessary means, or a combination of any of the foregoing.  Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations.  In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2012.  We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls

During the three months ended March 31, 2013, there were no significant changes in our internal control over financial reporting that have materially affected, are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to various legal actions arising in the ordinary course of business, including actions related to our intellectual property.  While it is not feasible to determine the actual outcome of these actions at this time, we currently do not believe that these matters, including those described below, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Aceto Corporation

On November 13, 2012, Aceto Corporation filed a lawsuit against TherapeuticsMD and BocaGreen in the United States District Court for the Southern District of Florida seeking to enjoin us from using the Quatrefolic product and trademarks, among other things. Based on our initial assessment of the case which is in the pre-discovery stage, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Avion Pharmaceuticals, LLC

On November 30, 2012, Avion Pharmaceuticals, LLC, filed a lawsuit against TherapeuticsMD and BocaGreen in the United States District Court for the Northern District of Georgia seeking to enjoin us from using the Prena1 name, among other things. Based on our initial assessment of the case which is in the early discovery stage, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A.  Risk Factors

Our significant business risks are described in Part 1, Item 1A in our Annual Report on Form 10-K for year ended December 31, 2012 filed with the Commission on March 12, 2013, to which reference is made herein. We do not believe that there have been any significant changes in the Company's risk factors since that filing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Warrant

On January 31, 2013, we issued a Multiple Advance Revolving Credit Note, or the Note, to Plato and Associates, LLC, or Plato. The Note allows us to draw down funding up to the $10 million maximum principal amount.  As additional consideration for the Note, we issued Plato a warrant to purchase 1,250,000 shares of our common stock at an exercise price $3.20 per share.  This warrant will vest and become exercisable on October 31, 2013 and may be exercised any time after that date prior to its January 31, 2019 expiration date.

Issuance of Non-Qualified Stock Options Pursuant to Consulting Agreements

On March 29, 2013, our Board of Directors approved the issuance of a ten-year non-qualified stock option for the purchase of 75,000 shares of our common stock to an entity in connection with a consulting agreement. The stock option has an exercise price of $2.70 per share with the shares vesting monthly over a 12-month period from the date of the agreement.

On March 29, 2013, our Board of Directors approved the issuance of a ten-year non-qualified stock option for the purchase of 92,109 shares of our common stock to an entity in connection with a consulting agreement.  The stock option has an exercise price of $1.70 per share with the shares vesting monthly over a 13-month period from the date of the agreement.

Issuance of Non-Qualified Stock Option to Employees

On March 29, 2013, we issued a ten-year non-qualified stock option to an employee for the purchase of 500 shares of our common stock at an exercise price of $1.80, vesting annually over a four-year period.

On March 29, 2013, we issued a ten-year non-qualified stock option to an employee for the purchase of 12,500 shares of our common stock at an exercise price of $1.80, vesting monthly over a 12 month period.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Public Offering of Common Stock

On March 14, 2013, we entered into an Underwriting Agreement with Jefferies LLC, as representative of the Underwriters, relating to the issuance and sale of 29,411,765 shares of our common stock, par value $0.001 per share. The price to the public in this offering was $1.70 per share and the Underwriters agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.581 per share. The net proceeds to us from this offering was  approximately $45.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 4,411,765 shares of common stock.  On March 20, 2013, the offering was closed. On April 12, 2013, the Underwriters notified us they were exercising their option to purchase an additional 1,954,587 shares of our common stock to cover over-allotments. We issued these shares to the Underwriters on April18, 2013 and received net proceeds of approximately $3.1 million pursuant to their overallotment option.  The offering was made pursuant to our shelf registration statement on Form S-3 that was filed with the Commission on January 25, 2013, which was declared effective by the SEC on February 5, 2013 (Registration Statement No. 333-186189), and a preliminary and final prospectus supplement thereunder.

Issuance of Options to Directors

On May 2, 2013, the Compensation Committee of our Board of Directors, or the Board, recommended the granting of non-qualified stock options to our directors.  The Board approved the recommendation to grant (i) an option for the purchase of 225,000 shares of our common stock to the Chairman of the Board, (ii) options for the purchase of 75,000 shares of our common stock to the chair of each committee of the Board, and (iii) options for the purchase of 50,000 shares of our common stock to the remaining directors. These options vest in full on December 31, 2013.

Forfeiture of Options by Robert Finizio

On May 8, 2013, pursuant to an Agreement to Forfeit Non-Qualified Stock Options, or the Forfeiture Agreement, Robert Finizio, our Chief Executive Officer, forfeited his contractual right stemming from his 2012 employment agreement to receive 600,000 shares upon exercise of options granted under our 2012 SOP and the right to receive future options under the 2012 SOP. In addition, Mr. Finizio agreed not to accept future options for his role as a member of the Board or employee. Mr. Finizio gave up these rights with the understanding that these options would be returned to the pool of options available for issuance under the 2012 SOP so that they could potentially be granted to attract future employees needed by our company to execute our business plan. The Forfeiture Agreement is attached hereto as Exhibit 10.31 and incorporated by reference herein.

Consulting Agreement with Sancilio & Company, Inc.

We entered into a consulting agreement with Sancilio & Company, Inc., or SCI, on May 7, 2013 to develop drug platforms specifically pertaining to estradiol and progesterone second generation technology, enabling an improved set of functional characteristics when used separately or in combination as hormone replacement drug products, or the Drug Products, including services in support of our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities.  These services include support of our efforts to successfully obtain FDA approval for the Drug Products, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA.

In connection with its entry into this consulting agreement, SCI agreed to forfeit its rights to receive warrants for the purchase of an aggregate of 833,000 shares of our common stock that were to be issued pursuant to a prior consulting agreement between our company and SCI, dated May 17, 2012.  As consideration for SCI’s entry into the consulting agreement, we agreed to issue a new warrant to SCI for the right to purchase 850,000 shares of our common stock that will vest in three equal installments, (i) June 30, 2013, (ii) upon acceptance of the IND application by the FDA for the Drug Product, and (iii) upon the receipt by our company of any final FDA approval of a Drug Product that SCI helped us design.  In no event will this warrant vest earlier than June 30, 2013. The consulting agreement is attached hereto as Exhibit 10.32 and the form of warrant issued to SCI is attached hereto as Exhibit 10.8, each of which are incorporated by reference herein.

Item 6.  Exhibits.

Exhibit	Date	Description

2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	September 15, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(5)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp., with and into America’s Minority Health Network, Inc.(6)
3.3	December 27, 2007	Articles of Amendment to Articles of Incorporation of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(7)
3.5	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(7)
3.6	August 29, 2011	Certificate of Amendment and Restatement of Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)(8)
3.7	n/a	Bylaws of AMHN, Inc.(9)
4.1	September 26, 2012	Form of Securities Purchase Agreement (10)
4.2	n/a	Form of Certificate of Common Stock(11)
10.1	November 9, 2010	Demand Promissory Note to Philip M. Cohen for $210,000(12)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(12)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(12)
10.4	May 7, 2011	Sales Representative Agreement between AMHN, Inc. and Mann Equity, LLC(12)
10.5	July 9, 2009	Lease Agreement between Liberty Property Limited Partnership and VitaMedMD, LLC(13)
10.6	September 8, 2011	Stock Purchase Agreement between AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.7	September 8, 2011	Lock-Up Agreement between AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.8	n/a	Form of Common Stock Purchase Warrant (13)
10.9	n/a	Form of Non-Qualified Stock Option Agreement (13)
10.10	September 2011	Form of Convertible Promissory Note(15)
10.11	September 20, 2011	Financing Agreement between Lang Naturals, Inc. and VitaMedMD, LLC(16)
10.12	October 18, 2011	Debt Conversion Agreement between the Company and Energy Capital, LLC(17)
10.13	October 18, 2011	Debt Conversion Agreement between the Company and First Conquest Investment Group, LLC(17)
10.14	October 23, 2011	Consulting Agreement among VitaMedMD, LLC, the Company, and Lang Naturals, Inc.(17)
10.15	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc.(17)
10.16	October 23, 2011	Lock-Up Agreement between the Company and Lang Naturals, Inc. (17)
10.17	November 3, 2011	Software License Agreement between VitaMedMD, LLC and Pernix Therapeutics, LLC(18)
10.18	November 2011	Form of Promissory Note (19)
10.19	February 24, 2012	Note Purchase Agreement among the Company, Plato & Associates, Inc., and Steven G. Johnson(20)
10.20	February 24, 2012	Form of Secured Promissory Note(20)
10.21	February 24, 2012	Security Agreement among the Company, Plato & Associates, Inc., and Steven G. Johnson(20)
10.22	February 24, 2012	Form of Common Stock Purchase Warrant(20)
10.23	n/a	Audit Committee Charter(21)

Exhibit	Date	Description
10.24	n/a	Compensation Committee Charter(21)
10.25	n/a	Nominating and Corporate Governance Committee Charter(21)
10.26	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc.(22)
10.27	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc. (22)*
10.28	November 8, 2012	Form of Employment Agreement(23)
10.29	January 31, 2013	Multiple Advance Revolving Credit Note, issued to Plato & Associates, LLC(24)
10.30	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC(24)
10.31	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio**
10.32	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc.**
14.00	n/a	Code of Conduct and Ethics(21)
14.01	n/a	Code of Ethics for CEO and Senior Financial Officers(21)
14.02	n/a	Insider Trading Policy(21)
16.1	December 14, 2011	Letter to the Company from Parks & Company, LLC(25)
16.2	February 1, 2012	Letter to the SEC from Parks & Company, LLC(26)
21.00	December 31, 2012	Subsidiaries of the Company(21)
23.1	March 12, 2013	Consent of Rosenberg Rich Baker Berman & Company(21)
23.2	March 12, 2013	Consent of Parks & Company, LLC(21)
31.1	May 10, 2013	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	May 10, 2013	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	May 10, 2013	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	May 10, 2013	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	n/a	XBRL Instance Document**†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document**†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document**†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document**†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document**†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document**†

_____________________________

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

**	Filed herewith.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.

(5)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K for the year ended December 31, 2009 filed with the Commission on March 17, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on September 12, 2011 and incorporated herein by reference.

(9)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.

(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference.

(12)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference.

(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference.

(14)	Filed as an exhibit to Form 8-K filed with the Commission on September 14, 2011 and incorporated herein by reference.

(15)	Filed as an exhibit to Form 8-K/A filed with the Commission on November 22, 2011 and incorporated herein by reference.

(16)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 2, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference.

(18)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference.

(19)	Filed as an exhibit to Form 8-K filed with the Commission on November 23, 2011 and incorporated herein by reference.

(20)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference.

(21)	Filed as an exhibit to Form 10-K for the year ended December 31, 2012 filed with the Commission on March 12, 2013 and incorporated herein by reference.

(22)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference.

(23)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference.

(24)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference.

(25)	Filed as an exhibit to Form 8-K filed with the Commission on January 25, 2012 and incorporated herein by reference.

(26)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 3, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2013

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)