Form 10-Q
period 2013-06-30
TherapeuticsMD, Inc.
filed 2013-08-07
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-16731

THERAPEUTICSMD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway NW, Third Floor, Boca Raton, FL 33487	(561) 961-1900
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

951 Broken Sound Parkway NW, Suite 320, Boca Raton, FL 33487
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares outstanding of the Issuer’s Common Stock as of August 7, 2013 was 131,212,706.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$34,435,468	$1,553,474
Accounts receivable, net of allowance for doubtful accounts of $100,385 and $42,048, respectively	957,779	606,641
Inventory	1,506,059	1,615,210
Other current assets	3,607,283	751,938
Total current assets	40,506,589	4,527,263

Fixed assets, net	76,494	65,673

Other Assets:
Prepaid expense	1,980,519	953,655
Intangible assets	345,238	239,555
Security deposit	156,949	31,949
Total other assets	2,482,706	1,225,159

Total assets	$43,065,789	$5,818,095

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,045,116	$1,641,366
Deferred revenue	1,219,072	1,144,752
Other current liabilities	1,334,730	725,870
Total current liabilities	4,598,918	3,511,988

Long-Term Liabilities:
Notes payable, net of debt discount of $0 and $1,102,680, respectively	—	3,589,167
Accrued interest	—	150,068
Total long-term liabilities	—	3,739,235

Total liabilities	4,598,918	7,251,223

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized; 131,212,706 and 99,784,982 issued and outstanding, respectively	131,213	99,785
Additional paid-in capital	102,834,270	50,580,400
Accumulated deficit	(64,498,612)	(52,113,313)
Total stockholder’ equity (deficit)	38,466,871	(1,433,128)

Total liabilities and stockholders’ equity (deficit)	$43,065,789	$5,818,095

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$2,080,885	$819,150	$3,618,080	$1,540,842

Cost of goods sold	463,606	372,370	843,952	708,494

Gross profit	1,617,279	446,780	2,774,128	832,348

Operating expenses:
Sales, general, and administration	5,476,553	3,573,485	10,003,135	6,400,535
Research and development	1,747,084	833,342	3,312,285	1,245,303
Depreciation and amortization	10,636	14,535	18,593	29,113
Total operating expense	7,234,273	4,421,362	13,334,013	7,674,951

Operating loss	(5,616,994)	(3,974,582)	(10,559,885)	(6,842,603)

Other income (expense):
Miscellaneous income	3,479	1,554	3,479	1,554
Interest expense	(150)	(1,148,761)	(1,165,981)	(1,250,734)
Financing costs	(395,981)	—	(659,968)	—
Loan guaranty costs	—	(11,745)	(2,944)	(23,490)
Beneficial conversion feature	—	(6,716,504)	—	(6,716,504)
Loss on extinguishment of debt	—	—	—	(10,307,864)
Total other income (expense)	(392,652)	(7,875,456)	(1,825,414)	(18,297,038)

Loss before taxes	(6,009,646)	(11,850,038)	(12,385,299)	(25,139,641)

Provision for income taxes	—	—	—	—

Net loss	$(6,009,646)	$(11,850,038)	$(12,385,299)	$(25,139,641)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.05)	$(0.14)	$(0.11)	$(0.29)

Weighted average number of common shares outstanding	130,851,978	86,149,419	116,866,764	85,352,818

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,385,299)	$(25,139,641)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	12,084	15,141
Amortization of intangible assets	6,509	13,972
Provision for doubtful accounts	58,337	15,023
Amortization of debt discount	1,102,680	1,109,276
Stock based compensation	1,179,912	529,129
Amortization of deferred financing costs	659,938	—
Stock based expense for services	637,155	120,120
Loan guaranty costs	2,944	23,490
Loss on debt extinguishment	—	10,307,864
Beneficial conversion feature	—	6,716,504
Changes in operating assets and liabilities:
Accounts receivable	(409,475)	(396,232)
Inventory	109,151	(232,168)
Other current assets	(1,696,551)	(118,566)
Other assets	(899,000)	—
Accounts payable	403,750	385,620
Accrued interest	(150,068)	133,702
Other current liabilities	608,860	248,450
Deferred revenue	74,320	618,877

Net cash flows used in operating activities	(10,684,753)	(5,649,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of security deposit	(125,000)	—
Patent costs, net of abandoned costs	(112,192)	(49,184)
Purchase of property and equipment	(22,905)	(66,404)

Net cash flows used in investing activities	(260,097)	(115,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	48,512,460	—
Proceeds from notes and loans payable	—	6,900,000
Repayment of notes payable	(4,691,847)	(50,780)
Repayment of notes payable-related party	—	(50,000)
Proceeds from exercise of options	6,231	165,999
Proceeds from line of credit	500,000	—
Repayment of line of credit	(500,000)	—
Proceeds from sale of warrants	—	400

Net cash flows provided by financing activities	43,826,844	6,965,619

Increase in cash	32,881,994	1,200,592
Cash, beginning of period	1,553,474	126,421
Cash, end of period	34,435,468	$1,327,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$212,853	$7,756

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing	$1,711,956	$2,509,537

Warrants issued in exchange for debt and accrued interest	$—	$3,102,000

Warrants issued for services	$462,196	$1,532,228

Shares issued in exchange for debt and accrued interest	$—	$1,054,658

Notes payable issued for accrued interest	$—	$15,123

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

TherapeuticsMD, Inc., a Nevada corporation, or TherapeuticsMD or the Company, has two wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company organized on May 13, 2008, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation incorporated on January 10, 2012, or BocaGreen. Unless the context otherwise requires, TherapeuticsMD, VitaMed, and BocaGreen collectively are sometimes referred to as “our company,” “we,” “our,” or “us.”

Nature of Business

We are a women’s healthcare product company focused on creating and commercializing products targeted exclusively for women.  We currently manufacture and distribute branded and generic prescription prenatal vitamins as well as over-the-counter vitamins and cosmetics.

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

Our accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements.  In our opinion, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission, or SEC.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses, and short-term debt. The carrying amount of accounts receivable, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of such instruments and are considered Level 1 assets under the fair value hierarchy. Interest rates that are currently available to us for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of our short and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value of Financial Instruments

We categorize our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by Accounting Standards Codification, or ASC 820 Fair Value Measurements and Disclosures. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).  Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

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

At June 30, 2013 and December 31, 2012, we had no assets or liabilities that were valued at fair value on a recurring basis.

Research and Development

Research and development, or R&D, expenses include internal R&D activities, external contract research organization, or CRO, services and their clinical research sites, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and share-based compensation expenses.  CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel.  Internal R&D activities and other activity expenses are charged to operations as incurred.  We make payments to the CRO’s based on agreed upon terms and may include payments in advance of a study starting date.  Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.  We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO.  Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Earnings Per Share

We calculate earnings per share, or EPS, in accordance with ASC 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. We compute basic EPS based on the weighted average number of shares of common stock outstanding during the period. We compute diluted EPS based on the weighted average number of shares of common stock outstanding plus all potentially dilutive common shares outstanding during the period. Such potentially dilutive common shares consist of stock options and warrants. Potentially dilutive common shares totaling 21,773,002 and 18,884,154 at June 30, 2013 and 2012, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to the net loss reported by us.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued and Newly Adopted Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have an impact on our condensed consolidated financial statements.

Reclassifications

Certain 2012 amounts have been reclassified to conform to current year presentation.

NOTE 3 – INVENTORY

Inventory consists of the following:
	June 30, 2013	December 31, 2012
Finished product	$1,100,486	$1,124,739
Raw material	291,035	380,000
Deferred costs	114,538	110,471
TOTAL INVENTORY	$1,506,059	$1,615,210

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:
	June 30, 2013	December 31, 2012
Prepaid research and development costs	$1,686,254	$189,375
Deferred financing costs	1,051,988	-0-
Prepaid consulting	541,936	432,216
Other receivables-related party (Note 12)	171,261	-0-
Prepaid insurance	125,266	127,403
Other prepaid costs	30,578	-0-
Prepaid guaranty costs	-0-	2,944
TOTAL OTHER CURRENT ASSETS	$3,607,283	$751,938

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following:
	June 30, 2013	December 31, 2012
Equipment	$90,573	$67,668
Furniture and fixtures	46,625	46,625
Leasehold improvements	11,980	11,980
	149,178	126,273
Accumulated depreciation	(72,684)	(60,600)
TOTAL FIXED ASSETS	$76,494	$65,673

Depreciation expense for the six months ended June 30, 2013 and 2012 was $12,084 and $15,141, respectively.

NOTE 6 – OTHER ASSETS

Prepaid expense consists of the following:
	June 30, 2013	December 31, 2012
Prepaid manufacturing costs	$899,000	$-0-
Prepaid consulting expense	1,081,519	953,655
TOTAL PREPAID EXPENSE	$1,980,519	$953,655

Intangible assets consist of the following:
	June 30, 2013	December 31, 2012
Patent costs	$337,163	$224,971
Website costs, net of amortization of $83,668 and $77,159, respectively	8,075	14,584
TOTAL INTANGIBLE ASSETS	$345,238	$239,555

Amortization expense for the six months ended June 30, 2013 and 2012 was $6,509 and $13,972, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	June 30, 2013	December 31, 2012
Accrued offering costs	$500,000	$-0-
Accrued payroll and commission costs	228,877	397,210
Accrued vacation costs	263,851	114,899
Accrued professional fees	120,250	90,000
Allowance for coupons and returns	86,540	53,002
Other accrued expenses	93,853	29,400
Dividends payable(1)	41,359	41,359
TOTAL OTHER CURRENT LIABILITIES	$1,334,730	$725,870
______________
(1) In June 2008, the Company declared and paid a special dividend of $0.40 per share of common stock to all stockholders of record as of June 10, 2008.  This amount reflects unclaimed dividends by certain stockholders.

NOTE 8 – NOTES PAYABLE

Issuance and Payment of Multiple Advance Revolving Credit Note

On January 31, 2013, we entered into a business loan agreement with Plato and Associates, LLC, a Florida limited liability company, or Plato, for a Multiple Advance Revolving Credit Note, or the Plato Note.  The Plato Note allows us to draw down funding up to the $10 million maximum principal amount, at a stated interest rate of 6% per annum.  Plato may make advances to us from time to time under the Plato Note at our request, which advances will be of a revolving nature and may be made, repaid, and made from time to time.  Interest payments shall be due and payable on the tenth day following the end of each calendar quarter in which any interest is accrued and unpaid, commencing on April 10, 2013, and the principal balance outstanding under the Plato Note, together with all accrued interest and other amounts payable under the Plato Note, if any, will be due and payable on February 24, 2014.  The Plato Note is secured by substantially all of our assets.  On each of February 25 and March 13, 2013, $200,000 was drawn against the Plato Note. On March 21, 2013, we repaid $401,085, including accrued interest, and as of June 30, 2013, there was no balance outstanding under the Plato Note.

As additional consideration for the Plato Note, we issued Plato a warrant to purchase 1,250,000 shares of our common stock at an exercise price $3.20 per share (see NOTE 9 – STOCKHOLDERS’ EQUITY for more details).

Borrowing Under Amended Bank LOC

In February 2013, we borrowed $100,000 from First United Bank under the Amended Bank LOC. The Amended Bank LOC required a personal guarantee and cash collateral limited to $100,000 which was provided by Reich Family Limited Partnership, or Reich Family LP, an entity controlled by Mitchell Krassan, an officer of the Company.  On April 25, 2013, we paid the principal and interest due under the Amended Bank LOC of $100,735.  On May 1, 2013, the Amended Bank LOC expired and was not renewed.  Accordingly, the personal guarantee was canceled and the cash collateral was refunded to Reich Family LP.

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

Issuance and Settlement of February 2012 Notes

On February 24, 2012, we issued the February 2012 Notes to an individual and an entity, or the Parties, both of which are our stockholders, in the principal base amount of $1,358,014 and $1,357,110, respectively, and granted warrants for the purchase in the aggregate of 9,000,000 shares of our common stock, or the February 2012 Warrants, pursuant to the terms of a Note Purchase Agreement, also dated February 24, 2012.  As consideration for the February 2012 Notes and the February 2012 Warrants, we received an aggregate of $1,000,000 of new funding from the Parties and the Parties surrendered certain promissory notes previously issued by us in the aggregate amount of $1,700,000 plus accrued interest of $15,124. Under the February 2012 Notes, the Parties loaned us an additional $3,000,000 during March, April, and May 2012.

On June 19, 2012, we settled $3,102,000 in principle and interest of the February 2012 Notes in exchange for the exercise of 8,145,486 warrants. As discussed below in Issuance and Payment of June 2012 Notes, the remaining balance of $2,691,847 of the February 2012 Notes was modified on June 19, 2012 through the issuance of secured promissory notes, or the June 2012 Notes, (see NOTE 9 – STOCKHOLDERS’ EQUITY, Warrants Issued in Connection with Debt, for more details).

Issuance and Payment of June 2012 Notes

On June 19, 2012, we issued the June 2012 Notes to the Parties in the principal base amounts of $2,347,128 and $2,344,719, respectively, pursuant to the terms of a note purchase agreement, or the June 2012 Note Purchase Agreement.  As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of the February 2012 Notes in the aggregate amount of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and we received an aggregate of $2,000,000 of new funding from the Parties (the “June Funding”).  The principal base amount of each of the June 2012 Notes, plus any additional advance made to us thereafter, together with accrued interest at the annual rate of 6%, was due in one lump sum payment on February 24, 2014. As security for our obligations under the June 2012 Note Purchase Agreement and the June 2012 Notes, we entered into a security agreement and pledged all of our assets, tangible and intangible, as further described therein. We also granted warrants to purchase an aggregate of 7,000,000 shares of our common stock in connection with the June Funding.  On March 21, 2013, we repaid $4,882,019 including accrued interest, leaving a balance of $21,595 in accrued interest as of March 31, 2013 related to the June 2012 Notes.  On April 25, 2013, the balance of accrued interest was paid in full.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

At June 30, 2013, we had 250,000,000 shares of common stock, $0.001 par value per share, authorized with 131,212,706 shares issued and outstanding.

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

Additional Shares Purchased under Offering

As part of the public offering of our common stock described in Public Offering above, on April 12, 2013, the Underwriters exercised their option to purchase an additional 1,954,587 shares of our common stock to cover over-allotments.  We issued these shares to the Underwriters on April 18, 2013 and received proceeds of approximately $3.1 million, net of expenses.

Warrants to Purchase Common Stock of the Company

As of June 30, 2013, we had common stock purchase warrants outstanding for an aggregate of 14,293,499 shares of our common stock with a weighted average contractual remaining life of 4.8 years and exercise prices ranging from $0.24 to $3.20 per share, resulting in a weighted average exercise price of $1.86 per share.

The valuation methodology used to determine the fair value of our Warrants is the Black-Scholes-Merton option-pricing model, or Black-Scholes Model, an acceptable model in accordance with ASC 718-10, Compensation – Stock Compensation. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the Warrant.

Warrants Issued in Connection with Debt

On January 31, 2013, we granted a warrant for the purchase of 1,250,000 shares of our common stock in connection with the issuance of the Plato Note, or the Plato Warrant, (see NOTE 8 – NOTES PAYABLE, Issuance of Multiple Advance Revolving Credit Note).  The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant will vest and become exercisable on October 31, 2013 and may be exercised any time after that date prior to the January 31, 2019 expiration date of the Plato Warrant.  This Warrant, with a fair value of approximately $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%.  At June 30, 2013, $1,051,988 was reported as deferred financing costs included in other current assets in the accompanying

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Warrants Issued in Connection with Debt (continued)

condensed consolidated balance sheet and is being amortized over the life of the Plato Note. For the six months ended June 30, 2013, $659,938 was recorded as financing costs on the accompanying condensed consolidated financial statements.

On June 19, 2012, we granted warrants for the purchase of an aggregate of 7,000,000 shares of our common stock in connection with the issuance of the June 2012 Notes, or the June 2012 Warrants, (see NOTE 8 – NOTES PAYABLE, Issuance of June 2012 Notes). Of the June 2012 Warrants issued, 6,000,000 are exercisable at $2.00 per share and 1,000,000 are exercisable at $3.00 per share.  The fair value of the June 2012 Warrants of $9,424,982 was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; a volatility of 44.64%; risk free rate of 0.75%; and a dividend yield of 0%.  The relative fair value of the June 2012 Warrants of $1,649,890 was determined by using the relative fair value calculation method on the date of the grant.  As a result of the repayment of the associated debt on March 21, 2013, we expensed the remaining unamortized debt discount of $885,709 at the time of the repayment.

On February 24, 2012, we issued warrants for the purchase of an aggregate of 5,685,300 shares of our common stock in connection with the modification of certain existing promissory notes, or the Modification Warrants, and warrants for the purchase of an aggregate of 3,314,700 shares of our common stock in connection with the issuance of the February 2012 Notes (the “February 2012 Warrants”) (see NOTE 8 – NOTES PAYABLE, Issuance of February 2012 Notes). Both the Modification Warrants and the February 2012 Warrants are exercisable at $0.38 per share. The Modification Warrants’ fair value of $10,505,247 and the February 2012 Warrants’ fair value of $6,124,873 was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; a volatility of 44.5%; risk free rate of 0.89%; and a dividend yield of 0%. We recorded the fair value of the Modification Warrants as part of the loss on extinguishment of debt in the accompanying condensed consolidated financial statements.  The relative fair value of the February 2012 Warrants of $859,647 was recorded as debt discount. As a result of the surrender of the February 2012 Notes on June 19, 2012, we expensed the remaining unamortized debt discount.

Warrants Issued for Services

On May 7, 2013, we entered into a consulting agreement, or the Agreement, with Sancilio & Company, Inc., or SCI, to develop drug platforms to be used in hormone replacement drug products, or the Drug Products.  These services include support of our efforts to successfully obtain U.S. Federal Drug Administration, or FDA, approval for the Drug Products, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA.  In connection with the Agreement, SCI agreed to forfeit its rights to receive warrants for the purchase of an aggregate of 833,000 shares of our common stock that were to be issued pursuant to the terms of a prior consulting agreement dated May 17, 2012.  As consideration under the Agreement, we agreed to issue SCI a warrant to purchase 850,000 shares of our common stock that vest as follows:

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Warrants Issued for Services (continued)

1.
283,333 shares were earned on May 11, 2013 upon successful filing of the IND application with the FDA for the Drug Product for an estradiol-based product in a softgel vaginal capsule for the treatment of VVA.  The fair value of $405,066 for the shares vested on June 30, 2013 was determined by using the Black-Scholes Model on the date of the vesting using a term of 5 years; a volatility of 45.89%; risk free rate of 1.12%; and a dividend yield of 0%. We recorded the entire $405,066 as consulting expense in the accompanying condensed consolidated financial statements,

2.
283,333 shares vested on June 30, 2013.  The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. We recorded $154,068 as prepaid expense-short term and $308,128 as prepaid expense-long term in the accompanying condensed consolidated financial statements.  We will begin amortizing this expense monthly over 3 years beginning in July 2013, and

3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a Drug Product that SCI helped us design. It is anticipated that this event will not occur before December 2015.

In March 2012, we issued a warrant for the purchase of an aggregate of 31,000 shares of our common stock to five unaffiliated individuals for services rendered. These warrants were valued on the date of the grant using a term of 5 years; a volatility of 44.81%; risk free rate of 1.04%; and a dividend yield of 0%; $29,736 was recorded as consulting expense in the accompanying condensed consolidated financial statements.

A summary of our warrant activity and related information for 2013 follows:

	Number of Shares Under Company Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	12,193,499	$1.63	4.8	$17,971,994
Granted	2,100,000	$2.72	7.3	$867,000
Exercised	-0-
Expired	-0-
Cancelled	-0-
Balance at June 30, 2013	14,293,499	$1.79	4.8	$17,985,449
Vested and Exercisable at June 30, 2013	12,149,559	$1.67	4.3	$16,540,175

As of June 30, 2013, we had warrants outstanding with exercise prices ranging from $0.24 to $3.20 per share. As of June 30, 2013, unamortized costs associated with warrants totaled approximately $3,995,000.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or LTIP, to provide financial incentives to our employees, members of our Board, and our advisers and consultants who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the LTIP consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the LTIP. There are 25,000,000 shares authorized for issuance under the LTIP. Under this LTIP, non-qualified stock options for the purchase of an aggregate of 12,934,725 shares of our common stock were outstanding at June 30, 2013.

On February 23, 2012, the Board adopted the 2012 Stock Incentive Plan, a non-qualified plan not requiring approval by our stockholders, or the 2012 SOP.  The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors.  There are 10,000,000 shares authorized for issuance under the 2012 SOP and non-qualified stock options for the purchase of an aggregate of 1,625,000 shares of our common stock were outstanding at June 30, 2013.

The valuation methodology used to determine the fair value of the stock options is the Black-Scholes Model.  The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model during the six months ended June 30, 2013 are set forth in the table below.

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Risk-free interest rate	0.65-1.42%	0.61-2.23%
Volatility	33.35-45.76%	40.77-46.01%
Term (in years)	5-6.25	5-6.25
Dividend yield	0.00%	0.00%

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

On June 28, 2013, an individual exercised his stock option to purchase an aggregate of 61,372 shares of our common stock for an aggregate purchase price of $6,251.

On June 21, 2013, we issued 10-year stock options to employees and consultants for the purchase of an aggregate of 632,500 shares with an exercise price of $2.98.  An aggregate of 232,500 shares available under the stock options vest over a 3-year period on the anniversary of issuance, an aggregate of 100,000 shares vest monthly over an 18 month period, and an aggregate of 300,000 shares vest monthly over a 3-year period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

On May 10, 2013, we issued 10-year stock options to employees for the purchase of an aggregate of 100,000 shares with an exercise price of $2.71.  An aggregate of 50,000 shares available under the stock options vest over a 4-year period on the anniversary of issuance and an aggregate of 50,000 shares vested immediately.

On May 6, 2013, we issued a 10-year stock option to a consultant for the purchase of an aggregate of 96,068 shares with an exercise price of $2.96.  The shares available under the stock options vest monthly over a 12-month period.

On May 2, 2013, the Compensation Committee of the Board recommended the granting of stock options to our directors.  The Board approved the recommendation and we issued 10-year stock options for the purchase of an aggregate of 575,000 shares of our common stock with an exercise price of $2.80, as follows: (i) a stock option for the purchase of 225,000 shares of our common stock to the Chairman of the Board; (ii) a stock option for the purchase of 75,000 shares of our common stock to the chair of each committee of the board; and (ii) an Option for the purchase of 50,000 shares of our common stock to each of the remaining directors.  All of these stock options vest on December 31, 2013.

On May 8, 2013, Robert Finizio, our Chief Executive Officer, forfeited his contractual right to receive 600,000 shares upon exercise of a stock option granted in connection with his employment agreement as well as his right to receive any future stock options. Mr. Finizio gave up these rights with the understanding that these stock options would be returned to the pool of stock options available for issuance to attract future employees.

On March 29, 2013, we issued 10-year stock options to employees and consultants for the purchase of an aggregate of 180,109 shares with exercise prices ranging from $1.70 to $2.70.  An aggregate of 500 shares available under the stock options vest over a 4-year period on the anniversary of issuance, an aggregate of 12,500 shares vest monthly over a 1-year period, 92,109 shares vest monthly over a 13-month period from the date of issuance, and an aggregate of 75,000 shares vest as follows: an aggregate of 31,250 vest immediately and an aggregate of 43,750 vest monthly over the subsequent seven months.

On June 29, 2012, we issued 10-year stock options to employees, consultants, and a director for the purchase of an aggregate of 250,000 shares with an exercise price of $2.80.  An aggregate of 7,500 shares available under the stock options vest over a 4-year period on the anniversary of issuance, an aggregate of 115,000 shares vest over a 2-year period on the anniversary of issuance, 2,500 shares vest over a 1-year period on the anniversary of issuance, 75,000 shares vest monthly from December 31, 2012, and 50,000 vest immediately.

On April 16, 2012, the Board approved the issuance of 10-year stock options for our directors for the purchase of: (i) an aggregate of 350,000 shares (50,000 shares each) to our directors for services to be rendered during calendar year 2012 and (ii) an aggregate of 75,000 shares (25,000 shares each) to the chairs of the Audit, Compensation and Nominating and Corporate Governance Committees for services to be rendered during calendar year 2012.  The stock options have an exercise price of $2.55 per share vested in full on December 31, 2012.  In addition, Dr. Brian Bernick, a director and employee, was issued a stock option for 150,000 shares for services rendered as an employee, having an exercise price of $2.55, which vested in full on April 16, 2013.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

On March 30, 2012, we issued 10-year stock options to employees and consultants for the purchase of an aggregate of 480,000 shares with an exercise price of $2.40.  An aggregate of 405,000 shares available under the stock options vest over a 4-year period on the anniversary of issuance, an aggregate of 60,000 shares vest over a 2-year period on the anniversary of issuance, and 15,000 shares vest monthly over a 12-month period from the date of issuance.

On March 30, 2012, the Board approved a cashless exercise provision for use by holders of stock options.  Also on March 30, 2012, an individual exercised his option to purchase 245,485 shares of our common stock. The aggregate purchase price of approximately $60,000 was paid pursuant to a cashless exercise provision wherein the individual surrendered his right to receive 25,000 shares thereunder.

On February 27, 2012, we issued stock options to our officers and directors for the purchase of an aggregate of 600,000 shares with an exercise price of $2.20 per share.  The stock options vested in full on February 27, 2013.

In January 2012, certain individuals exercised their stock options to purchase an aggregate of 1,630,022 shares of our common stock for an aggregate purchase price of $166,000.

A summary of activity under the LTIP and 2012 SOP and related information follows:

	Number of Shares Under Company Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	13,733,488	$1.16	7.7	$26,804,117
Granted	1,583,677	$2.79	9.9	$365,845
Exercised	(61,372)
Expired	-0-
Cancelled	(600,000)
Balance at June 30, 2013	14,655,793	$1.08	7.8	$26,038,328
Vested and Exercisable at June 30, 2013	9,623,443	$0.60	6.5	$23,208,051

The weighted-average issue date fair value of stock options issued during the six months ended June 30, 2013 was $1.01.

At June 30, 2013, we had stock options outstanding with exercise prices ranging from $0.10 to $3.40 per share.

Share-based compensation expense for stock options recognized in our results for the six months ended June 30, 2013 and 2012 ($1,161,770 and $510,987, respectively) is based on awards vested and was estimated without forfeitures.  ASC 718-10, requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

At June 30, 2013, total unrecognized estimated compensation expense related to non-vested stock options issued prior to that date was approximately $3,695,420 which is expected to be recognized over a weighted-average period of 1.49 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 10 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2013 as a result of (i) the losses recorded during the six months ended June 30, 2013, (ii) additional losses expected for the remainder of 2013, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2013, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 11 – RELATED PARTIES

Loan Guaranty

In March 2011, VitaMed entered into a Business Loan Agreement and Promissory Note for a $300,000 bank line of credit, or the Bank LOC, for which the bank required personal guarantees and cash collateral. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of VitaMed, and by Reich Family LP, an entity controlled by Mitchell Krassan, also an officer of VitaMed.  The Bank LOC accrued interest at the rate of 3.02% per annum based on a year of 360 days and was due on March 1, 2012.  On March 19, 2012, the bank and VitaMed negotiated a one year extension to the Bank LOC and a subsequent 2-month extension until May 1, 2013.

In consideration for the personal guarantees and cash collateral, we issued warrants for an aggregate of 613,713 shares.  On November 13, 2012, we entered into an amendment with the bank to reduce the Bank LOC to $100,000, or the Amended Bank LOC. As part of the Amended Bank LOC, the personal guarantees and cash collateral for Mr. Finizio and Mr. Milligan were released.  In accordance with the terms of the warrants, the warrants previously granted to Mr. Finizio and Mr. Milligan were amended to reflect the amount vested prior to the date of the Amended Bank LOC (179,000 each).  At June 30, 2013, an aggregate of 562,571 warrants related to this loan guaranty were vested.

In February 2013, we borrowed $100,000 under the Amended Bank LOC.  The Amended Bank LOC required a personal guarantee and cash collateral limited to $100,000 which was provided by Reich Family LP.   On April 25, 2013, we paid the principal and interest due under the Amended Bank LOC of $100,735. On May 1, 2013, the Amended Bank LOC expired and was not renewed. Accordingly, the personal guarantee was canceled and the cash collateral was returned to Reich Family LP

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTIES (Continued)

Lock-Up Agreements

As required by the terms of the merger agreement with VitaMed dated July 18, 2011, the Company entered into Lock-Up Agreements, or the Agreements, with stockholders covering the aggregate of 70,000,000 shares of our common stock issued pursuant to this merger or reserved for issuance pursuant to stock options and warrants. Each stockholder agreed that from the date of the Agreements until 18 months thereafter, or the Lock-Up Period, they would not make or cause any sale of our common stock.  After the completion of the Lock-Up Period, each stockholder agreed not to sell or dispose of more than 2.5% of their aggregate common stock or shares reserved for issuance under stock options and warrants per quarter over the following 12-month period, or the Dribble Out Period.  Upon the completion of the Dribble Out Period, the Agreements shall terminate.

Purchases by Related Parties

During the six months ended June 30, 2013 and 2012, we sold our products to Dr. Brian Bernick, our Chief Medical Officer and director, in the amounts of $0 and $1,440, respectively, while $0 and $1,272 in receivables related thereto remained outstanding at both June 30, 2013 and December 31, 2012, respectively.

Agreements with Pernix Therapeutics, LLC

On February 29, 2012, Cooper C. Collins, President and largest stockholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on the Board.  The Company entered into a Stock Purchase Agreement with Pernix on October 4, 2011.  From time to time, we have entered into agreements with Pernix in the normal course of business primarily for the purchase of inventory.  During the six months ended June 30, 2013 and 2012, we made purchases of approximately $0 and $96,250, respectively, from Pernix.  At June 30, 2013 and December 31, 2012, there were outstanding amounts due to Pernix of approximately $0 and $308,000, respectively.

Additionally, there were amounts due to us from Pernix for legal fee reimbursement in regards to the Aceto litigation described below in the amounts of $171,261 and $0 for the periods ending June 30, 2013 and December 31, 2012, respectively.

NOTE 12 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 98% and 87% of our purchases were supplied from one vendor for the six months ended June 30, 2013 and 2012, respectively.

We sell our prescription dietary supplement products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. Revenue generated from sales to two customers, Cardinal Health, Inc. and McKesson Corporation accounted for 62% and 36% of our recognized revenue for the six months ended June 30, 2013 and 2012, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Office Lease

We lease administrative office space in Boca Raton, Florida pursuant to a 63 month non-cancelable operating lease commencing on July 1, 2013 and expiring on September 30, 2018.  The lease stipulates, among other things, average base monthly rents of $28,442 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payments over the life of the lease of $1,791,900.

The rental expense related to our prior lease which expired June 30, 2013 totaled $60,168 and $56,918 for the six months ended June 30, 2013 and 2012, respectively.

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

Aceto Corporation

On November 13, 2012, Aceto Corporation filed a lawsuit against TherapeuticsMD and Boca-Green in the United States District Court for the Southern District of Florida seeking to enjoin us from using the Quatrefolic product and trademarks, among other things. On July, 17, 2013, the Court dismissed Aceto Corporation’s Complaint with leave to file an Amended Complaint on or before August 5, 2013. Based on our assessment of the case which is in the discovery stage, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Avion Pharmaceuticals, LLC

On November 30, 2012, Avion Pharmaceuticals, LLC, filed a lawsuit against TherapeuticsMD and Boca- Green in the United States District Court for the Northern District of Georgia seeking to enjoin us from using the Prena1 name, among other things. Based on our assessment of the case which is in the discovery stage, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

For additional information on these litigation matters, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our condensed consolidated financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or the Commission or SEC, on March 12, 2013, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include statements relating to our expectation to begin clinical trials and our plans for the proposed suppository vulvar and vaginal atrophy estradiol product, our intention and ability to leverage and grow our current marketing and sales organization, our intention to produce alternatives to the non-FDA approved compounded bioidentical market, our belief in the advantages of our current line of products and proposed products over competitive products, our expectation of losses in the near future; our belief that our cash is sufficient to fund our operations. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “TherapeuticsMD,” or “our company” refers to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, includes our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed and BocaGreenMD, Inc., a Nevada corporation, or BocaGreen.

Overview

We are a women’s healthcare product company focused on creating and commercializing products targeted exclusively for women. We currently manufacture and distribute branded and generic prescription prenatal vitamins as well as over-the-counter, or OTC, vitamins and cosmetics. We are currently focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy, or HT, pharmaceutical products designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness. We are developing these proposed hormone therapy products, which contain estradiol and progesterone alone or in combination, with the aim of providing equivalent efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. We have obtained U.S. Food and Drug Administration, or FDA, acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for four proposed products and intend to begin clinical trials for two of those products. We plan to begin Phase 3 clinical trials of our estradiol and progesterone combination and progesterone-alone proposed products later in 2013. Following the recent acceptance of an IND application of our proposed suppository vulvar and vaginal atrophy estradiol product, we are evaluating whether to proceed with clinical trials of this proposed product. We intend to leverage and grow our current marketing and sales organization to commercialize these proposed products in the United States assuming the successful completion of the FDA regulatory process. We are also evaluating various other indications for our hormone technology, including oral contraception, treatment of preterm birth, vulvar and vaginal atrophy, and premature ovarian failure. During the 12 months ended June 30, 2012, the total FDA-approved menopause-related progestin market was approximately $400 million in U.S. sales; the total FDA-approved menopause-related estrogen market was approximately $2.3 billion in U.S. sales; and the total FDA-approved menopause-related combination progestin/estrogen market was approximately $600 million in U.S. sales.

The HT market includes two segments: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. FDA-approved products are easily measured and monitored, while non-FDA approved HT drug products, typically referred to as bioidenticals when produced by compounding pharmacies, are sold by compounding pharmacies and not monitored or easily measured. We estimate the non-FDA approved compounded bioidentical HT combination sales of estradiol and progesterone products sold by compounding pharmacies to be approximately $1.5 billion per year. Our Phase 3 trials are intended to establish an indication of the safety and efficacy of our proposed bioidentical products at specific dosage levels. We intend our proposed HT products, if approved, to provide an alternative to the non-FDA approved compounded bioidentical market based on our belief that our proposed products will offer advantages in terms of proven safety, efficacy, and stability, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders. Compounders are currently under a substantial amount of national scrutiny due to recent widely published incidents involving patient death and illness. The FDA also may take action to cause compounders to cease the production of products that would be deemed copies of our FDA-approved products.

As we continue the clinical development of our proposed HT products, we continue to market and expand our prescription and OTC, dietary supplement and cosmetic product lines, consisting of prenatal vitamins, vegan docosahexaenoic acid, or DHA, iron supplements, Vitamin D supplements, natural menopause relief products, and scar tissue and cosmetic stretch mark creams under our vitaMedMD brand name and duplicate formulations of our prescription prenatal vitamins products, also referred to as “generic” formulations, under our BocaGreenMD Prena1 name. All of our prenatal vitamins are gluten, sugar, and lactose free. We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients.

Our sales model focuses on the “4Ps”: patient, provider, pharmacist, and payor. We market and sell our current dietary supplement and cosmetic products primarily through a direct national sales force of approximately 40 full-time professionals that calls on healthcare providers in the OB/GYN market space as well as through our website directly to consumers. In addition, our products allow health care providers to offer an alternative to patients to meet their individual nutritional and financial requirements related to co-payment and cost-of-care considerations and help patients realize cost savings over competing products. We also believe that our combination of branded, generic and OTC lines offer physicians, women, and payors cost-effective alternatives for top-quality care. We supply our prescription dietary supplement products to consumers through retail pharmacies. We market our OTC products either directly to consumers via our website and phone sales followed by home shipment or through physicians who then re-sell them to their patients. Our fully staffed customer care center uses current customer relationship management software to respond to health care providers, pharmacies, and consumers via incoming and outgoing telephone calls, e-mails, and live-chat. We also facilitate repeat customer orders for our non-prescription products through our website’s auto-ship feature.

Our common stock began trading on the NYSE MKT on April 23, 2013 under the symbol “TXMD” and was previously listed on the OTCQB. We maintain the following websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com and www.bocagreenmd.com.

Recent Transactions

Repayment of June 2012 Notes

On March 21, 2013, we repaid $4,882,019 including accrued interest, related to secured promissory notes issued on June 19, 2012, or the June 2012 Notes, leaving a balance of $21,595 in accrued interest as of March 31, 2013. On April 25, 2013, the balance of accrued interest was paid in full and the related security agreement was terminated. We issued the June 2012 Notes on June 19, 2012, to an individual and an entity, or, collectively, the Parties, in the principal base amounts of $2,347,128 and $2,344,719, respectively, pursuant to the terms of a note purchase agreement or the June 2012 Note Purchase Agreement. As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of promissory notes issued in February 2012 in the aggregate amount of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and we received an aggregate of $2,000,000 of new funding from the Parties. The principal base amount of each of the June 2012 Notes, plus any additional advances made to us, together with accrued interest at the annual rate of 6%, was due in one lump sum payment on February 24, 2014. As security for our obligations under the June 2012 Note Purchase Agreement and the June 2012 Notes, we entered into a security agreement and pledged all of our assets, tangible and intangible, as further described therein. In connection with the June 2012 Notes, we also granted warrants for the purchase of an aggregate of 7,000,000 shares of our common stock.

Bank Line of Credit

In March 2011, VitaMed entered into a Business Loan Agreement and Promissory Note with First United Bank, or the Bank for a $300,000 bank line of credit, or the Bank LOC. On November 13, 2012, we entered into an amendment with the Bank to reduce the Bank LOC to $100,000 or the Bank LOC. In February 2013, we borrowed $100,000 under the Amended Bank LOC. The Amended Bank LOC required a personal guarantee and cash collateral limited to $100,000 which was provided by Reich Family Limited Partnership or Reich Family LP, an entity controlled by Mitchell Krassan, an officer of our company. On April 25, 2013, we paid the principal, fees and interest due under the Amended Bank LOC of $100,735. On May 1, 2013, the Amended Bank LOC expired and was not renewed. Accordingly, the personal guarantee was canceled and the cash collateral was returned to Reich Family LP.

Credit Line for $10 Million

On January 31, 2013, we entered into a business loan agreement with Plato and Associates, LLC, a Florida limited liability company, or Plato, for a Multiple Advance Revolving Credit Note or the Plato Note. The Plato Note allows us to draw down funding up to the $10 million maximum principal amount, at a stated interest rate of 6% per annum. Plato may make advances to us from time to time under the Plato Note at our request, which advances will be of a revolving nature and may be made, repaid, and made from time to time. Interest payments will be due and payable on the tenth day following the end of each calendar quarter in which any interest is accrued and unpaid, commencing on April 10, 2013, and the principal balance outstanding under the Plato Note, together with all accrued interest and other amounts payable under the Plato Note, if any, will be due and payable on February 24, 2014. The Plato Note is secured by substantially all of our assets. On each of February 25 and March 13, 2013, $200,000 was drawn against the Plato Note. On March 21, 2013, we repaid $401,085, including accrued interest, and as of June 30, 2013, there was no balance outstanding under the Plato Note.

As additional consideration for the Note, we issued Plato a Warrant to purchase 1,250,000 shares of our common stock at an exercise price $3.20 per share. The Warrant will vest and become exercisable on October 31, 2013 and may be exercised any time after that date prior to its expiration on January 31, 2019.

Public Offering of Common Stock

On March 14, 2013, we entered into an underwriting agreement, or the Underwriting Agreement with Jefferies LLC, as representative of the underwriters named therein, or the Underwriters, relating to the issuance and sale of 29,411,765 shares of our common stock. The price to the public in this offering was $1.70 per share and the Underwriters agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.581 per share. The net proceeds to us from this offering was approximately $45.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option, to purchase up to an additional 4,411,765 shares of common stock. The offering closed on March 20, 2013. On April 12, 2013, the Underwriters exercised their option to purchase an additional 1,954,587 shares of our common stock to cover over-allotments. We issued these shares to the Underwriters on April 18, 2013 and received net proceeds of approximately $3.1 million after deducting underwriting discounts and commissions and other offering expenses payable by us. The offering was made pursuant to the registration statement on Form S-3 filed with the Commission on January 25, 2013, and deemed effective by the SEC on February 5, 2013, including prospectus supplements filed thereunder.

Issuance of Stock Options

On May 2, 2013, the Compensation Committee of our board of directors or the Board recommended the granting of stock options to our directors. The Board approved the recommendation and we issued 10-year stock options for the purchase of an aggregate of 575,000 shares of our common stock with an exercise price of $2.80, as follows: (i) stock option for the purchase of 225,000 shares of our common stock to the Chairman of the Board; (ii) stock option for the purchase of 75,000 shares of our common stock to the chair of each committee of the Board; and (ii) stock option for the purchase of 50,000 shares of our common stock to each of the remaining directors. All of these stock options vest in full on December 31, 2013.

On May 6, 2013, we issued 10-year stock options to consultants for the purchase of an aggregate of 96,068 shares with an exercise price of $2.96, vesting over a 12-month period beginning on June 6, 2013.

On May 10, 2013, we issued 10-year stock options to employees for the purchase of an aggregate of 100,000 shares with an exercise price of $2.71. An aggregate of 50,000 shares available under the stock options vest over a 4-year period on the anniversary of issuance and an aggregate of 50,000 shares vested immediately.

On June 21, 2013, we issued 10-year stock options to employees and consultants for the purchase of an aggregate of 632,500 shares with an exercise price of $2.98. An aggregate of 232,500 shares available under the stock options vest over a 3-year period on the anniversary of issuance, an aggregate of 100,000 shares vest monthly over an 18-month period, and an aggregate of 300,000 vest monthly over a 3-year period.

Exercise of Stock Option

On June 28, 2013, an individual exercised their stock option to purchase an aggregate of 61,372 shares of our common stock for an aggregate purchase price of $6,251.

Forfeiture of Options by Robert Finizio

On May 8, 2013, Robert Finizio, our Chief Executive Officer, forfeited his contractual right to receive 600,000 shares upon exercise of a stock option granted in connection with his employment agreement as well as his right to receive any future stock options. Mr. Finizio gave up these rights with the understanding that these stock options would be returned to the pool of options available for issuance to attract future employees.

Issuance of Warrants

On May 7, 2013, we entered into a consulting agreement or the Agreement, with Sancilio & Company, Inc., or SCI, to develop drug platforms to be used in hormone replacement drug products, or the Drug Products. These services include support of our efforts to successfully obtain FDA approval for the Drug Products, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the Agreement, SCI agreed to forfeit its rights to receive warrants for the purchase of an aggregate of 833,000 shares of our common stock that were to be issued pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the Agreement, we agreed to issue SCI a warrant to purchase 850,000 shares of our common stock, or the SCI Warrant that vests in three equal installments as follows: (i) 283,333 shares upon SCI’s transfer to us of all intellectual property associated with the Drug Products, (ii) 283,333 shares upon successful filing of the IND application with the FDA for the Drug Product for an estradiol-based product in a softgel vaginal capsule for the treatment of VVA, and (iii) 283,333 shares upon the receipt by us of any final FDA approval of a Drug Product that SCI helped us design. It is anticipated that this event will not occur before December, 2015. Pursuant to the terms of the Agreement, no portion of the SCI Warrant can vest prior to June 30, 2013.

New Lease Agreement

Our prior lease for premises located at 951 Broken Sound Parkway in Boca Raton, Florida expired on June 30, 2013. On July 1, 2013, we entered into a new lease for administrative office space located at 6800 Broken Sound Parkway in Boca Raton, Florida pursuant to a 63-month non-cancelable operating lease expiring on September 30, 2018. The lease stipulates, among other things, average base monthly rents of $28,442 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payment over the life of the lease of $1,791,900.

Results of Operations

The following information presents the results of operations for our continuing operations for the three and six month periods ended June 30, 2013 and 2012. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith and our Annual Report on Form 10-K filed with the Commission on March 12, 2013. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only our best present assessment. Our historical financial information presented for the three and six month periods ended June 30, 2013 and 2012 is reported on a consolidated basis with our subsidiaries.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

	Three Months Ended June 30,
	2013	2012	Change
	(000s)
Revenues, net	$2,081	$819	$1,262
Cost of goods sold	464	372	92
Operating expenses	7,234	4,421	2,813
Operating loss	(5,617)	(3,974)	(1,643)
Beneficial conversion feature	-0-	(6,717)	6,717
Other expense	(393)	(1,159)	766
Net loss	$(6,010)	$(11,850)	$5,840

Revenues and Cost of Goods Sold

Revenues for the three months ended June 30, 2013 increased approximately $1,262,000, or approximately 154%, from the three months ended June 30, 2012. This increase was directly attributable to the (i) increase in the number of sales territories, (ii) the associated increase in number of sales people selling in those territories and (iii) the new prescription products introduced in March, April, May and November 2012. Cost of goods sold increased approximately $92,000, or approximately 25%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Cost of goods sold as a percentage of revenue was 22% and 45% for the three months ended June 30, 2013 and 2012, respectively. Approximately 14% of this increase was due to an increase in the number of units sold and approximately 86% of the increase was related to product mix. Our costs of individual products did not change for the three months ended June 30, 2013 as compared to the same period in 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended June 30,
	2013	2012
Human resource costs, including salaries, commission, benefits and taxes	48.3%	51.8%
Product design and development costs	22.6%	17.2%
Sales and marketing, excluding human resource costs	19.0%	30.5%
Professional fees for legal, accounting and consulting	5.4%	3.9%
Other operating expenses	4.7%	(3.4)%

Operating expenses increased by approximately $2.8 million (64%) as a result of the following items:

(000s)
Increase in human resource costs, including salaries, commission, benefits and taxes	$1,203
Increase in product design and development costs	873
Increase in sales and marketing, excluding human resource costs	29
Increase in legal, accounting and consulting fees	217
Increase in other operating expenses	491
$2,813

Human resource costs, including salaries, commissions, benefits and taxes were higher as a result of increases in personnel between the two periods (approximately $444,000) and increases in non-cash compensation related to stock option awards (approximately $759,000).

Product design and development costs increased as a direct result of our new hormone replacement therapy and prescription prenatal products.

Professional fees increased primarily due to higher costs as a result of SEC reporting and additional requirements related to regulatory compliance.

Sales and marketing costs increased due to the addition of new sales territories and expanded client education.

Other Expense

Other non-operating expense decreased by approximately $7,483,000 for the three months ended June 30, 2013 in comparison to the same period in 2012. This decrease is primarily a result of loss on extinguishment of debt incurred during 2012 as herein described, partially offset by an increase in amortization of debt discount of approximately $1,056,000 and amortization of financing costs of approximately $396,000.

Beneficial Conversion Feature

Beneficial conversion feature of approximately $6,717,000 consists of non-cash costs associated with the conversion of approximately $1,055,000 in debt into 2,775,415 shares of our common stock.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

	Six Months Ended June 30,
	2013	2012	Change
	(000s)
Revenues, net	$3,618	$1,541	$2,077
Cost of goods sold	844	708	136
Operating expenses	13,334	7,675	5,659
Operating loss	(10,560)	(6,842)	(3,718)
Loss on extinguishment of debt	-0-	(10,308)	10,308
Beneficial conversion feature	-0-	(6,717)	6,717
Other expense	(1,825)	(1,273)	(552)
Net loss	$(12,385)	$(25,140)	$12,755

Revenues and Cost of Goods Sold

Revenues for the six months ended June 30, 2013 increased approximately $2,077,000, or approximately 135%, from the six months ended June 30, 2012. This increase was directly attributable to the (i) increase in the number of sales territories, (ii) the associated increase in number of sales people selling in those territories and (iii) the new prescription product introduced in March, April, May and November 2012. Cost of goods sold increased approximately $136,000, or approximately 19%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Cost of goods sold as a percentage of revenue was 23% and 46% for the six months ended June 30, 2013 and 2012, respectively. Approximately 16% of this increase was due to an increase in the number of units sold and approximately 84% of the increase was related to product mix. Our costs of individual products did not change for the six months ended June 30, 2013 as compared to the same period in 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Six Months Ended June 30,
	2013	2012
Human resource costs, including salaries, commission, benefits and taxes	45.1%	49.7%
Product design and development costs	24.8%	14.5%
Sales and marketing, excluding human resource costs	19.0%	29.6%
Professional fees for legal, accounting and consulting	6.2%	7.0%
Other operating expenses	4.9%	(0.8)%

Operating expenses increased by approximately $5.7 million (74%) as a result of the following items:

(000s)
Increase in human resource costs, including salaries, commission, benefits and taxes	$2,198
Increase in product design and development costs	2,201
Increase in sales and marketing, excluding human resource costs	260
Increase in legal, accounting and consulting fees	286
Increase in other operating expenses	714
$5,659

Human resource costs, including salaries, commissions, benefits and taxes were higher as a result of increases in personnel between the two periods (approximately $918,000) and increases in non-cash compensation related to option awards (approximately $1,280,000).

Product design and development costs increased as a direct result of our new hormone replacement therapy and prescription prenatal products.

Professional fees increased primarily due to higher costs as a result of SEC reporting and additional requirements related to regulatory compliance.

Sales and marketing costs increased due to the addition of new sales territories and expanded client education.

Other Expense

Other non-operating expense decreased by approximately $16,472,000 for the six months ended June 30, 2013 in comparison to the same period in 2012. This decrease is primarily a result of loss on extinguishment of debt incurred during 2012 as herein described, partially offset by amortization of financing costs of approximately $396,000.

Loss on extinguishment of debt

In February 2012, we issued notes in the aggregate of approximately $2,700,000 and granted warrants for the purchase of an aggregate of 9,000,000 shares of our common stock. As consideration for these notes and warrants, we received an aggregate of $1,000,000 of new funding, or the New Funding, and the surrender of certain promissory notes previously issued by us in the aggregate amount of approximately $1,700,000. We determined that the resulting modification of the notes was substantial in accordance with ASC 470-50, Modifications and Extinguishments. As such the modification was accounted for as an extinguishment and restructuring of the debt, and the warrants issued, valued at approximately $10,500,000, were expensed as loss on extinguishment of debt. The relative fair value of the New Funding was estimated by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments, to be $1,500,000. We recognized a reduction in loss on extinguishment of debt in the amount of $200,000, which represented the difference between the net carrying amount of the New Funding and its fair value.

Beneficial Conversion Feature

Beneficial conversion feature of approximately $6,717,000 consists of non-cash costs associated with the conversion of approximately $1,055,000 in debt into 2,775,415 shares of our common stock.

Liquidity and Capital Resources

We have incurred recurring net losses, including net losses of approximately $12.4 million and $25.1 million for the six months ended June 30, 2013 and 2012, respectively. Net cash outlays from operations and capital expenditures were approximately $10.9 million and $5.7 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had an accumulated deficit of approximately $64.5 million and stockholders’ equity of $38.5 million. We have generated limited revenue and have funded our operations to date primarily from private sales of equity and debt securities. We expect to incur substantial additional losses in the near future as our research, development, and clinical trial activities increase, especially those related to our proposed hormone therapy products. As a result, profitability will elude us unless we successfully commercialize our products, in particular, our proposed hormone therapy products.

We need substantial amounts of cash to complete the clinical development of our proposed HT products. In March and April 2013, we sold an aggregate of 31,366,352 shares of our common stock in a public offering to raise approximately $48.5 million, net of commissions and expenses. We believe our existing cash and cash equivalents will be sufficient to fund our operations, including the clinical development of our HT products for the next 12 months; however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Currently we have a $10 million line of credit available to us which is our only committed external source of funds. We may need to attempt to raise additional capital from the issuance of equity or debt securities, collaborations with third parties, licensing of rights to these products, other necessary means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day to day activities, which may adversely affect our ability to conduct our day to day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

●	significantly delay, scale back, or discontinue our product development and commercialization efforts;
●	seek collaborators for our proposed HT products at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be the case; and
●	license, potentially on unfavorable terms, our rights to our proposed HT products that we otherwise would seek to develop or commercialize ourselves.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended June 30, 2013, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Aceto Corporation

On November 13, 2012, Aceto Corporation filed a lawsuit against TherapeuticsMD and BocaGreen in the United States District Court for the Southern District of Florida seeking to enjoin us from using the Quatrefolic product and trademarks, among other things. On July 17, 2013, the Court dismissed Aceto Corporation’s Complaint with leave to file an Amended Complaint on or before August 5, 2013. Based on our assessment of the case which is in the discovery stage, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Avion Pharmaceuticals, LLC

On November 30, 2012, Avion Pharmaceuticals, LLC, filed a lawsuit against TherapeuticsMD and BocaGreen in the United States District Court for the Northern District of Georgia seeking to enjoin us from using the Prena1 name, among other things. Based on our assessment of the case which is in the discovery stage, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A.   Risk Factors

Our significant business risks are described in Part 1, Item 1A in our Annual Report on Form 10-K for year ended December 31, 2012 filed with the Commission on March 12, 2013, to which reference is made herein. We do not believe that there have been any significant changes in our risk factors since that filing.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2013, an individual exercised his stock option to purchase an aggregate of 61,372 shares of our common stock for an aggregate purchase price of $6,251. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of Securities Act of 1933, as amended, or the Act, (or Regulation D promulgated thereunder) as transaction by an issuer not involving any public offering. The individual represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The individual had adequate access to information about us. The issuance of these shares was made without any general solicitation or advertising.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

New Lease Agreement

Our prior lease for premises located at 951 Broken Sound Parkway in Boca Raton, Florida expired on June 30, 2013. With an effective date of July 1, 2013, we entered into a new lease for administrative office space located at 6800 Broken Sound Parkway in Boca Raton, Florida pursuant to a 63 month non-cancelable operating lease expiring on September 30, 2018. The lease stipulates, among other things, average base monthly rents of $28,442 (inclusive of estimated operating expenses) and sales tax for a total future minimum payment over the life of the lease of $1,791,900.

Item 6.   Exhibits.

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders. (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and Sole Shareholder of Spectrum Health Network, Inc. (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	September 15, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(5)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp. with and into America’s Minority Health Network, Inc. (6)
3.3	December 27, 2007	Articles of Amendment to Articles of Incorporation of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(7)
3.5	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(7)
3.6	August 29, 2011	Certificate of Amendment and Restatement of Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares) (8)
3.7	n/a	Bylaws of AMHN, Inc.(9)
4.1	September 26, 2012	Form of Securities Purchase Agreement(10)
4.2	n/a	Form on Certificate of Common Stock(11)
10.1	November 9, 2010	Demand Promissory Note to Philip M. Cohen for $210,000(12)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(12)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(12)
10.4	May 7, 2011	Sales Representative Agreement between AMHN, Inc. and Mann Equity, LLC(12)
10.5	July 9, 2009	Lease Agreement between Liberty Property Limited Partnership and VitaMedMD, LLC(13)
10.6	September 8, 2011	Stock Purchase Agreement between the AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.7	September 8, 2011	Lock-Up Agreement between the AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.8	n/a	Form of Common Stock Purchase Warrant(13)
10.9	n/a	Form of Non-Qualified Stock Option Agreement(13)
10.10	September 2011	Form of Convertible Promissory Note(15)

10.11	September 20, 2011	Financing Agreement between Lang Naturals, Inc. and VitaMedMD, LLC(16)
10.12	October 18, 2011	Debt Conversion Agreement between the Company and Energy Capital, LLC(17)
10.13	October 18, 2011	Debt Conversion Agreement between the Company and First Conquest Investment Group, LLC(17)
10.14	October 23, 2011	Consulting Agreement among VitaMedMD, LLC, the Company and Lang Naturals, Inc. (17)
10.15	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc. (17)
10.16	October 23, 2011	Lock-Up Agreement between the Company and Lang Naturals, Inc. (17)
10.17	November 3, 2011	Software License Agreement between VitaMedMD, LLC and Pernix Therapeutics, LLC(18)
10.18	November 18, 2011	Form of Promissory Note(19)
10.19	February 24, 2012	Note Purchase Agreement among the Company, Plato & Associates, Inc. and Steven G. Johnson (20)
10.20	February 24, 2012	Form of Secured Promissory Note(20)
10.21	February 24, 2012	Security Agreement among the Company, Plato & Associates, Inc., and Steven G. Johnson(20)
10.22	February 24, 2012	Form of Common Stock Purchase Warrant(20)
10.23	n/a	Audit Committee Charter(21)
10.24	n/a	Compensation Committee Charter(21)
10.25	n/a	Nominating and Corporate Governance Committee Charter(21)
10.26	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc. (22)
10.27	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc. (22) **
10.28	November 8, 2012	Form of Employment Agreement(23)
10.29	January 31, 2013	Multiple Advance Revolving Credit Note, issued to Plato & Associates, LLC(24)
10.30	January 31, 2013	Common Stock Purchase Warrant issued to Plato & Associates, LLC(24)
10.31	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio(25)
10.32	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc.(25)
10.33	May 16, 2013	Lease between the Company and 6800 Broken Sound LLC*
14.00	n/a	Code of Conduct and Ethics(21)
14.01	n/a	Code of Ethics for CEO and Senior Financial Officers(21)
14.02	n/a	Insider Trading Policy(21)
16.1	December 14, 2011	Letter to the Company from Parks & Company, LLC(26)
16.2	February 1, 2012	Letter to the SEC from Parks & Company, LLC(27)
21.00	December 31, 2012	Subsidiaries of the Company(21)
23.1	March 12, 2013	Consent of Rosenberg Rich Baker Berman & Company(21)
23.2	March 12, 2013	Consent of Parks & Company, LLC(21)
31.1	August 7, 2013	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	August 7, 2013	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	August 7, 2013	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	August 7, 2013	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
101.INS	n/a	XBRL Instance Document*†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*†

**
Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment was requested with respect to the omitted portions and was granted by the Commission on August 28, 2012.

*	Filed herewith
†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to Form 10-K for the year ended December 31, 2009 filed with the Commission on March 17, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on September 12, 2011 and incorporated herein by reference.
(9)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference.
(11)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference.
(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference.
(14)	Filed as an exhibit to Form 8-K filed with the Commission on September 14, 2011 and incorporated herein by reference.
(15)	Filed as an exhibit to Form 8-K/A filed with the Commission on November 22, 2011 and incorporated herein by reference.
(16)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 2, 2012 and incorporated herein by reference.
(17)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference.
(18)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference.
(19)	Filed as an exhibit to Form 8-K filed with the Commission on November 23, 2011 and incorporated herein by reference.
(20)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference.
(21)	Filed as an exhibit to Form 10-K for the year ended December 31, 2012 filed with the Commission on March 12, 2013 and incorporated herein by reference.
(22)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference.
(23)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference.
(24)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference.
(25)	Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference.
(26)	Filed as an exhibit to Form 8-K filed with the Commission on January 25, 2012 and incorporated herein by reference.
(27)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 3, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7, 2013

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)