Form 10-Q
period 2013-09-30
TherapeuticsMD, Inc.
filed 2013-11-05
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
(	Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 4, 2013 was 144,968,007.

THERAPEUTICSMD, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$59,572,347	$1,553,474
Accounts receivable, net of allowances of $90,403 and $42,048, respectively	1,793,719	606,641
Inventory	1,147,586	1,615,210
Other current assets	3,419,704	751,938
Total current assets	65,933,356	4,527,263

Fixed assets, net	47,392	65,673

Other Assets:
Prepaid expense	1,870,003	953,655
Intangible assets	488,274	239,555
Security deposit	138,307	31,949
Total other assets	2,496,584	1,225,159
Total assets	$68,477,332	$5,818,095

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,471,951	$1,641,366
Deferred revenue	1,852,272	1,144,752
Other current liabilities	2,066,116	725,870
Total current liabilities	6,390,339	3,511,988

Long-Term Liabilities:
Notes payable, net of debt discount of $0 and $1,102,680, respectively	—	3,589,167
Accrued interest	—	150,068
Total long-term liabilities	—	3,739,235
Total liabilities	6,390,339	7,251,223

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized;144,962,706 and 99,784,982 issued and outstanding, respectively	144,963	99,785
Additional paid-in capital	134,095,517	50,580,400
Accumulated deficit	(72,153,487)	(52,113,313)
Total stockholder' equity (deficit)	62,086,993	(1,433,128)
Total liabilities and stockholders' equity (deficit)	$68,477,332	$5,818,095

See accompanying Notes to Condensed

Consolidated Financial Statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$2,294,720	$1,036,456	$5,912,800	$2,577,298

Cost of goods sold	648,403	306,843	1,492,355	1,015,337

Gross profit	1,646,317	729,613	4,420,445	1,561,961

Operating expenses:
Sales, general, and administration	4,752,062	2,923,242	14,455,839	9,139,894
Research and development	4,098,903	1,702,120	7,710,546	3,131,306
Depreciation and amortization	32,356	14,839	50,949	43,952
Total operating expense	8,883,321	4,640,201	22,217,334	12,315,152

Operating loss	(7,237,004)	(3,910,588)	(17,796,889)	(10,753,191)

Other income (expense):
Miscellaneous income	11,965	932	15,444	2,486
Interest income	—	—	18,133	—
Interest expense	—	(134,475)	(1,165,981)	(1,385,209)
Financing costs	(447,969)	—	(1,107,937)	—
Loan guaranty costs	—	(11,745)	(2,944)	(35,235)
Beneficial conversion feature	—	—	—	(6,716,504)
Loss on extinguishment of debt	—	(197,383)	—	(10,505,247)
Total other income (expense)	(436,004)	(342,671)	(2,243,285)	(18,639,709)

Loss before taxes	(7,673,008)	(4,253,259)	(20,040,174)	(29,392,900)

Provision for income taxes	—	—	—	—

Net loss	$(7,673,008)	$(4,253,259)	$(20,040,174)	$(29,392,900)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.16)	$(0.33)

Weighted average number of common shares outstanding	131,212,706	95,895,677	121,701,292	88,892,757

See accompanying Notes to Condensed

Consolidated Financial Statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,040,174)	$(29,392,900)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	41,186	21,241
Amortization of intangible assets	9,764	22,711
Provision for doubtful accounts	48,355	33,213
Amortization of debt discount	1,102,680	1,159,375
Stock based compensation	1,926,992	1,031,685
Amortization of deferred financing costs	1,055,948	—
Stock based expense for services	804,878	233,093
Loan guaranty costs	2,944	35,235
Loss on debt extinguishment	—	10,505,247
Beneficial conversion feature	—	6,716,504
Changes in operating assets and liabilities:
Accounts receivable	(1,235,433)	(276,755)
Inventory	467,624	(367,056)
Other current assets	(1,927,156)	(28,925)
Other assets	(878,616)	—
Accounts payable	830,585	724,542
Accrued interest	(150,068)	216,281
Other current liabilities	1,340,246	(66,087)
Deferred revenue	707,520	701,929

Net cash flows used in operating activities	(15,892,725)	(8,730,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(257,633)	(88,223)
Payment of security deposit	(106,358)	—
Purchase of property and equipment	(23,755)	(68,904)

Net cash flows used in investing activities	(387,746)	(157,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	78,984,960	125,001
Proceeds from line of credit	500,000	—
Proceeds from exercise of options	6,231	190,999
Proceeds from notes and loans payable	—	8,700,000
Repayment of notes payable	(4,691,847)	(50,780)
Repayment of line of credit	(500,000)	—
Repayment of notes payable-related party	—	(50,000)
Proceeds from sale of warrants	—	400

Net cash flows provided by financing activities	74,299,344	8,915,620

Increase in cash	58,018,873	27,826
Cash, beginning of period	1,553,474	126,421
Cash, end of period	59,572,347	$154,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$212,853	$37,087

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing	$1,711,956	$2,509,537

Warrants issued for services	$462,196	$1,532,228

Warrants issued in exchange for debt and accrued interest	$—	$3,102,000

Shares issued in exchange for debt and accrued interest	$—	$1,054,658

Notes payable issued for accrued interest	$—	$15,123

See accompanying Notes to Condensed

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

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

Our accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In our opinion, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission, or the SEC. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

Fair Value of Financial Instruments

Our financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses, and short-term debt. The carrying amount of accounts receivable, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of such instruments and are considered Level 1 assets under the fair value hierarchy. Interest rates that are currently available to us for issuance of short and long-term debt with similar terms and remaining maturities are used to estimate the fair value of our short and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING

PRONOUNCEMENTS (Continued)

Fair Value of Financial Measurements

We categorize our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by Accounting Standards Codification, or ASC, 820 Fair Value Measurements and Disclosures. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). Assets and liabilities recorded in the condensed consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

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

At September 30, 2013 and December 31, 2012, we had no assets or liabilities that were valued at fair value on a recurring basis.

Research and Development

Research and development, or R&D, expenses include internal R&D activities, external contract research organization, or CRO, services and their clinical research sites, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting, and regulatory legal counsel. Internal R&D activities and other activity expenses are charged to operations as incurred. We make payments to CROs based on agreed upon terms which may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future R&D activities were $1,940,675 and $189,375 at September 30, 2013 and December 31, 2012, respectively. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

Earnings Per Share (continued)

shares consist of stock options and warrants. Potentially dilutive common shares totaling 29,074,292 and 23,173,336 at September 30, 2013 and 2012, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to the net loss reported by us.

Recently Issued and Newly Adopted Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board or FASB, issued Accounting Standards Update or ASU, No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have a material impact on our condensed consolidated financial statements.

Reclassifications

Certain 2012 amounts have been reclassified to conform to current year presentation.

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30, 2013	December 31, 2012
Finished product	$674,037	$1,124,739
Raw material	291,035	380,000
Deferred costs	182,514	110,471
TOTAL INVENTORY	$1,147,586	$1,615,210

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2013	December 31, 2012
Prepaid research and development costs	$1,940,675	$189,375
Deferred financing costs	656,008	—
Prepaid consulting	519,762	432,216
Other receivables-related party (Note 11)	221,109	—
Prepaid insurance	68,846	127,403
Other prepaid costs	13,304	—
Prepaid guaranty costs	—	2,944
TOTAL OTHER CURRENT ASSETS	$3,419,704	$751,938

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2013	December 31, 2012
Equipment	$90,573	$67,668
Furniture and fixtures	46,625	46,625
Leasehold improvements	11,980	11,980
	149,178	126,273
Accumulated depreciation	(101,786)	(60,600)
TOTAL FIXED ASSETS	$47,392	$65,673

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $41,186 and $21,241, respectively.

NOTE 6 – OTHER ASSETS

Prepaid expense consists of the following:

	September 30, 2013	December 31, 2012
Prepaid consulting expense	$952,870	$953,655
Prepaid manufacturing costs	899,000	—
Prepaid accredited costs	18,133	—
TOTAL PREPAID EXPENSE	$1,870,003	$953,655

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012
Patent costs	$482,603	$224,971
Website costs, net of amortization of $86,923 and $77,159, respectively	5,671	14,584
TOTAL INTANGIBLE ASSETS	$488,274	$239,555

Amortization expense for the nine months ended September 30, 2013 and 2012 was $9,764 and $22,711, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued offering costs	$708,500	$—
Accrued payroll and commission costs	408,491	397,210
Accrued vacation costs	230,212	114,899
Accrued professional fees	273,488	90,000
Accrued royalty expense	219,786	—
Allowance for coupons and returns	127,806	53,002
Other accrued expenses	56,474	29,400
Dividends payable(1)	41,359	41,359
TOTAL OTHER CURRENT LIABILITIES	$2,066,116	$725,870

(1) In June 2008, we declared and paid a special dividend of $0.40 per share of common stock to all stockholders of record as of June 10, 2008. This amount reflects unclaimed dividends by certain stockholders.

NOTE 8 – NOTES PAYABLE

Issuance and Payment of Multiple Advance Revolving Credit Note

On January 31, 2013, we entered into a business loan agreement with Plato and Associates, LLC, a Florida limited liability company, or Plato, for a Multiple Advance Revolving Credit Note, or the Plato Note. The Plato Note allows us to draw down funding up to the $10 million maximum principal amount, at a stated interest rate of 6% per annum. Plato may make advances to us from time to time under the Plato Note at our request, which advances will be of a revolving nature and may be made, repaid, and made from time to time. Interest payments will be due and payable on the tenth day following the end of each calendar quarter in which any interest is accrued and unpaid, commencing on April 10, 2013, and the principal balance outstanding under the Plato Note, together with all accrued interest and other amounts payable under the Plato Note, if any, will be due and payable on February 24, 2014. The Plato Note is secured by substantially all of our assets. On each of February 25 and March 13, 2013, $200,000 was drawn against the Plato Note. On March 21, 2013, we repaid $401,085, including accrued interest. As of September 30, 2013, there was no balance outstanding under the Plato Note.

As additional consideration for the Plato Note, we issued Plato a warrant to purchase 1,250,000 shares of our common stock at an exercise price $3.20 per share (see NOTE 9 – STOCKHOLDERS’ EQUITY for more details).

Borrowing Under Amended Bank LOC

In February 2013, we borrowed $100,000, from First United Bank under the Amended Bank LOC (as defined in NOTE 11 – RELATED PARTIES). The Amended Bank LOC required a personal guarantee and cash collateral limited to $100,000 which was provided by Reich Family Limited Partnership, or Reich Family LP, an entity controlled by Mitchell Krassan, an officer of our company. On April 25, 2013, we paid the principal and interest due under the Amended Bank LOC of $100,735. On May 1, 2013, the Amended Bank LOC expired and was not renewed. Accordingly, the personal guarantee was canceled and the cash collateral was refunded to Reich Family LP.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE (Continued)

Issuance of Promissory Notes

In January and February 2012, we sold 6% promissory notes for an aggregate of $900,000 with a due date of March 1, 2012. As discussed below in Issuance and Settlement of February 2012 Notes, these promissory notes were modified on February 24, 2012 through the issuance of secured promissory notes, or the February 2012 Notes.

Issuance and Settlement of February 2012 Notes

On February 24, 2012, we issued the February 2012 Notes to an individual and an entity, or the Parties, both of which are our stockholders, in the principal base amounts of $1,358,014 and $1,357,110, respectively, and granted warrants for the purchase in the aggregate of 9,000,000 shares of our common stock, or the February Warrants, pursuant to the terms of a note purchase agreement, also dated February 24, 2012. As consideration for the February 2012 Notes and the February Warrants, we received an aggregate of $1,000,000 of new funding from the Parties and the Parties surrendered certain promissory notes previously issued by us in the aggregate amount of $1,700,000, plus accrued interest of $15,124. Under the February 2012 Notes, the Parties loaned us an additional $3,000,000 during March, April, and May 2012.

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

Issuance and Payment of June 2012 Notes

On June 19, 2012, we issued the June 2012 Notes to the Parties in the principal base amounts of $2,347,128 and $2,344,719, respectively, pursuant to the terms of a note purchase agreement, or the June 2012 Note Purchase Agreement. As consideration for the June 2012 Notes, the Parties surrendered the remaining balance of the February 2012 Notes in the aggregate amount of $1,347,128 and $1,344,719, respectively (which sums included principle and interest through June 19, 2012), and we received an aggregate of $2,000,000 of new funding from the Parties, or the June Funding. The principal base amount of each of the June 2012 Notes, plus any additional advance made to us thereafter, together with accrued interest at the annual rate of 6%, was due in one lump sum payment on February 24, 2014. As security for our obligations under the June 2012 Note Purchase Agreement and the June 2012 Notes, we entered into a security agreement and pledged all of our assets, tangible and intangible, as further described therein. We also granted warrants to purchase an aggregate of 7,000,000 shares of our common stock in connection with the June Funding. On March 21, 2013, we repaid $4,882,019, including accrued interest, leaving a balance of $21,595 in accrued interest as of March 31, 2013 related to the June 2012 Notes. On April 25, 2013, the balance of accrued interest was paid in full.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

At September 30, 2013, we had 250,000,000 shares of common stock, $0.001 par value per share, authorized, with 144,962,706 shares issued and outstanding.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Public Offerings

On March 14, 2013, we entered into an underwriting agreement, or the Jefferies Underwriting Agreement, with Jefferies LLC, as the representative of the underwriters named therein, or the Jefferies Underwriters, relating to the issuance and sale of 29,411,765 shares of our common stock. The price to the public in the offering was $1.70 per share and the Jefferies Underwriters agreed to purchase the shares from us pursuant to the Jefferies Underwriting Agreement at a price of $1.58 per share. The net proceeds to us from this offering was approximately $45.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, under the terms of the Jefferies Underwriting Agreement, we granted the Jefferies Underwriters a 30-day option to purchase up to an additional 4,411,765 shares of common stock. The offering closed on March 20, 2013. On April 12, 2013, the Jefferies Underwriters exercised their option to purchase an additional 1,954,587 shares of our common stock to cover over-allotments. We issued these shares to the Jefferies Underwriters on April 18, 2013 and received proceeds of approximately $3.1 million, net of expenses.

On September 25, 2013, we entered into an underwriting agreement, or the Stifel Underwriting Agreement with Stifel, Nicolaus & Company, Incorporated, as the representative of the several underwriters named therein, or the Stifel Underwriters, relating to the issuance and sale of 13,750,000 shares of our common stock. The price to the public in the offering was $2.40 per share and the Stifel Underwriters agreed to purchase the shares from us pursuant to the Stifel Underwriting Agreement at a price of $2.23 per share. The net proceeds to us from this offering were approximately $30.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The offering closed on September 30, 2013.

Warrants to Purchase Common Stock of the Company

As of September 30, 2013, we had common stock purchase warrants outstanding for an aggregate of 14,293,499 shares of our common stock with a weighted average contractual remaining life of 4.5 years and exercise prices ranging from $0.24 to $3.20 per share, resulting in a weighted average exercise price of $1.79 per share.

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

Warrants Issued in Connection with Debt

On January 31, 2013, we granted a warrant for the purchase of 1,250,000 shares of our common stock in connection with the issuance of the Plato Note, or the Plato Warrant, (see NOTE 8 – NOTES PAYABLE, Issuance and Payment of Multiple Advance Revolving Credit Note). The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant vested on October 31, 2013 and may be exercised prior to its expiration on January 31, 2019. The Plato Warrant, with a fair value of approximately $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%. At September 30, 2013, $656,008 was reported as deferred financing costs included in other current assets in the accompanying condensed consolidated balance sheet and is being amortized over the life of the Plato Note. For the nine months ended September 30, 2013, $1,055,948 was recorded as financing costs on the accompanying condensed consolidated financial statements.

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

On February 24, 2012, we issued warrants for the purchase of an aggregate of 5,685,300 shares of our common stock in connection with the modification of certain existing promissory notes, or the Modification Warrants, and warrants for the purchase of an aggregate of 3,314,700 shares of our common stock in connection with the issuance of the February 2012 Notes or the February 2012 Warrants (see NOTE 8 – NOTES PAYABLE, Issuance and Settlement of February 2012 Notes). Both the Modification Warrants and the February 2012 Warrants are exercisable at $0.38 per share. The Modification Warrants’ fair value of $10,505,247 and the February 2012 Warrants’ fair value of $6,124,873 was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; a volatility of 44.5%; risk free rate of 0.89%; and a dividend yield of 0%. We recorded the fair value of the Modification Warrants as part of the loss on extinguishment of debt in the accompanying condensed consolidated financial statements. The relative fair value of the February 2012 Warrants of $859,647 was recorded as debt discount. As a result of the surrender of the February 2012 Notes on June 19, 2012, we expensed the remaining unamortized debt discount.

Warrants Issued for Services

On May 7, 2013, we entered into a consulting agreement, or the Agreement, with Sancilio & Company, Inc., or SCI, to develop drug platforms to be used in hormone replacement drug products, or the Drug Products. These services include support of our efforts to successfully obtain U.S. Federal Drug Administration, or FDA, approval for the Drug Products, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the Agreement, SCI agreed to forfeit its rights to receive warrants for the purchase of an aggregate of 833,000 shares of our common stock that were to be issued pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the Agreement, we agreed to issue SCI a warrant to purchase 850,000 shares of our common stock that vest as follows:

1.	283,333 shares were earned on June 9, 2013 upon acceptance of an Investigational New Drug application by the FDA for the Drug Product for an estradiol-based product in a softgel vaginal capsule for the treatment of VVA; however, pursuant to the terms of the Agreement, the shares did not vest until June 30, 2013. The fair value of $405,066 for the shares vested on June 30, 2013 was determined by using the Black-Scholes Model on the date of the vesting using a term of 5 years; a volatility of 45.89%; risk free rate of 1.12%; and a dividend yield of 0%. We recorded the entire $405,066 as non-cash compensation in the accompanying condensed consolidated financial statements;

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Warrants Issued for Services (continued)

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. We recorded $154,068 as prepaid expense-short term and $308,128 as prepaid expense-long term in the accompanying condensed consolidated financial statements. During the three months ended September 30, 2013, we recorded $38,517 as non-cash compensation in the accompanying condensed consolidated financial statements; and
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

A summary of our warrant activity and related information for 2013 follows:

	Number of Shares Under Company Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	12,193,499	$1.63	4.8	$17,971,994
Granted	2,100,000	$2.72	7.1	$782,000
Exercised	—
Expired	—
Cancelled	—
Balance at September 30, 2013	14,293,499	$1.79	4.5	$16,751,100
Vested and Exercisable at September 30, 2013	12,190,468	$1.67	4.1	$15,499,537

As of September 30, 2013, we had warrants outstanding with exercise prices ranging from $0.24 to $3.20 per share. As of September 30, 2013, unamortized costs associated with warrants totaled approximately $2,129,000.

Stock Options

On September 25, 2009, our board of directors approved the 2009 Long Term Incentive Compensation Plan, or the LTIP, to provide financial incentives to our employees, members of the Board, and our advisers and consultants who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the LTIP consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

as described in the LTIP. There are 25,000,000 shares authorized for issuance under the LTIP. Under the LTIP, non-qualified stock options for the purchase of an aggregate of 13,155,793 shares of our common stock were outstanding at September 30, 2013.

On February 23, 2012, our board adopted the 2012 Stock Incentive Plan, or the 2012 SOP. The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors. There are 10,000,000 shares authorized for issuance under the 2012 SOP. Non-qualified stock options for the purchase of an aggregate of 1,625,000 shares of our common stock were outstanding at September 30, 2013.

The valuation methodology used to determine the fair value of the stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model during the nine months ended September 30, 2013 are set forth in the table below.

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Risk-free interest rate	0.65-1.71%	0.61-2.23%
Volatility	33.35-45.76%	40.77-46.01%
Term (in years)	5-6.25	5-6.25
Dividend yield	0.00%	0.00%

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

On September 4, 2013, we issued a 10-year stock option to a consultant for the purchase of an aggregate of 75,000 shares with an exercise price of $2.20. All of the shares available under the stock option will vest on the first anniversary of issuance.

On August 22, 2013, we issued a 10-year stock option to a director for the purchase of an aggregate of 50,000 shares with an exercise price of $2.16. The shares available under the stock option vest over a 3-year period on the anniversary of issuance.

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

On May 2, 2013, the Compensation Committee of the Board recommended the granting of stock options to our directors. The Board approved the recommendation and we issued 10-year stock options for the purchase of an aggregate of 575,000 shares of our common stock with an exercise price of $2.80, as follows: (i) a stock option for the purchase of 225,000 shares of our common stock to the Chairman of the Board; (ii) a stock option for the purchase of 75,000 shares of our common stock to the chair of each committee of the Board; and (iii) a stock option for the purchase of 50,000 shares of our common stock to each of the remaining directors. All of these stock options vest on December 31, 2013.

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

On September 13, 2012, we issued 10-year stock options to employees and consultants for the purchase of an aggregate of 391,750 shares with an exercise price of $3.40. An aggregate of 7,500 shares available under the stock options vest over a four-year period on anniversary of issuance, an aggregate of 115,000 shares vest over a two-year period on the anniversary of issuance, 2,500 shares vest over a one-year period on the anniversary of issuance, and 166,250 vest immediately.

On July 5, 2012, a consultant exercised a stock option to purchase 21,338 shares of our common stock at an exercise price of $0.19 per share. All shares under the stock option were purchased through a cashless exercise provision in which the consultant surrendered his right to receive 1,428 shares resulting in the

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

issuance of 19,910 shares. The shares are covered by a lock-up agreement. On July 11, 2012, a consultant exercised a stock option to purchase 30,685 shares of our common stock at an exercise price of $0.41 per share for a purchase price of $12,459.69. The shares are covered by a lock-up agreement.

On June 29, 2012, we issued 10-year stock options to employees, consultants, and a director for the purchase of an aggregate of 250,000 shares with an exercise price of $2.80. An aggregate of 7,500 shares available under the stock options vest over a 4-year period on the anniversary of issuance; an aggregate of 115,000 shares vest over a 2-year period on the anniversary of issuance; 2,500 shares vest over a 1-year period on the anniversary of issuance, 75,000 shares vest monthly from December 31, 2012; and 50,000 vested immediately.

On April 16, 2012, the Board approved the issuance of 10-year stock options for our directors for the purchase of: (i) an aggregate of 350,000 shares (50,000 shares each) to our directors for services to be rendered during calendar year 2012 and (ii) an aggregate of 75,000 shares (25,000 shares each) to the chair of each committee of the Board for services to be rendered during calendar year 2012. The stock options have an exercise price of $2.55 per share and vested in full on December 31, 2012. In addition, Dr. Brian Bernick, a director and employee, was issued a stock option for 150,000 shares for services rendered as an employee, having an exercise price of $2.55, which vested in full on April 16, 2013.

On March 30, 2012, we issued 10-year stock options to employees and consultants for the purchase of an aggregate of 480,000 shares with an exercise price of $2.40. An aggregate of 405,000 shares available under the stock options vest over a 4-year period on the anniversary of issuance; an aggregate of 60,000 shares vest over a 2-year period on the anniversary of issuance; and 15,000 shares vest monthly over a 12-month period from the date of issuance.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options (continued)

A summary of activity under the LTIP and 2012 SOP and related information follows:

	Number of Shares Under Company Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	13,733,488	$1.16	7.7	$26,804,117
Granted	1,708,677	$2.75	9.6	$335,234
Exercised	(61,372)
Expired	—
Cancelled	(600,000)
Balance at September 30, 2013	14,780,793	$1.27	7.6	$24,865,677
Vested and Exercisable at September 30, 2013	10,101,920	$0.65	6.6	$22,803,024

The Black Scholes method is used to calculate the fair value of individual stock option grants on their issue date. The weighted-average issue date fair value of stock options issued during the nine months ended September 30, 2013 was $1.06.

At September 30, 2013, we had stock options outstanding with exercise prices ranging from $0.10 to $3.40 per share.

Share-based compensation expense for stock options recognized in our results for the nine months ended September 30, 2013 and 2012 ($1,962,673 and $1,004,472, respectively) is based on awards vested and was estimated without forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At September 30, 2013, total unrecognized estimated compensation expense related to non-vested stock options issued prior to that date was approximately $3,521,000 which is expected to be recognized over a weighted-average period of 1.30 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 10 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2013 as a result of (i) the losses recorded during the nine months ended September 30, 2013, (ii) additional losses expected for the remainder of 2013, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2013, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

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

In consideration for the personal guarantees and cash collateral, we issued warrants for an aggregate of 613,713 shares. On November 13, 2012, we entered into an amendment with the bank to reduce the Bank LOC to $100,000, or the Amended Bank LOC. As part of the Amended Bank LOC, the personal guarantees and cash collateral for Mr. Finizio and Mr. Milligan were released. In accordance with the terms of the warrants, the warrants previously granted to Mr. Finizio and Mr. Milligan were amended to reflect the amount vested prior to the date of the Amended Bank LOC (179,000 each). At September 30, 2013, an aggregate of 562,571 warrants related to this loan guaranty were vested.

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

As required by the terms of the merger agreement with VitaMed dated July 18, 2011, we entered into Lock-Up Agreements, or the Agreements, with stockholders covering the aggregate of 70,000,000 shares of our common stock issued pursuant to this merger or reserved for issuance pursuant to stock options and warrants. Each stockholder agreed that from the date of the Agreements until 18 months thereafter, or the Lock-Up Period, they would not make or cause any sale of our common stock. After the completion of the Lock-Up Period, each stockholder agreed not to sell or dispose of more than 2.5% of their aggregate common stock or shares reserved for issuance under stock options and warrants per quarter over the following 12-month period, or the Dribble Out Period. Upon the completion of the Dribble Out Period, the Agreements will terminate.

Purchases by Related Parties

During the nine months ended September 30, 2013 and 2012, we did not sell any of our products to Dr. Brian Bernick, our Chief Medical Officer and director. At December 31, 2012, we had an outstanding receivable due from Dr. Bernick totaling $1,440, all of which has been paid.

Agreements with Pernix Therapeutics, LLC

On February 29, 2012, Cooper C. Collins, President and largest stockholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on the Board. We entered into a Stock Purchase Agreement with Pernix on October 4, 2011. From time to time, we have entered into agreements with Pernix in the normal

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTIES (Continued)

Agreements with Pernix Therapeutics, LLC (continued)

course of business primarily for the purchase of inventory. During the nine months ended September 30, 2013 and 2012, we made purchases of approximately $0 and $96,250, respectively, from Pernix. At September 30, 2013 and December 31, 2012, there were outstanding amounts due to Pernix of approximately $46,464 and $308,000, respectively.

Additionally, there were amounts due to us from Pernix for legal fee reimbursement in regards to the Aceto litigation described in NOTE 13- COMMITMENTS AND CONTINGENCIES, in the amounts of 221,109 and $0 for the periods ending September 30, 2013 and December 31, 2012, respectively.

NOTE 12 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 98% and 80% of our purchases supplied from one vendor for the nine months ended September 30, 2013 and 2012, respectively.

We sell our prescription dietary supplement products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. Revenue generated from sales to three customers, Cardinal Health, Inc., Amerisource Bergen, and McKesson Corporation accounted for 63% and 42% of our recognized revenue for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Office Lease

We lease administrative office space in Boca Raton, Florida pursuant to a 63 month non-cancelable operating lease commencing on July 1, 2013 and expiring on September 30, 2018. The lease stipulates, among other things, average base monthly rents of $30,149 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payments over the life of the lease of $1,899,414.

The straight line rental expense related to our current lease totaled $90,448 for the three months ended September 30, 2013. The rental expense related to our prior lease which expired June 30, 2013 totaled $60,168 for the six months ended June 30, 2013 and $84,114 for the nine months ended September 30, 2012, respectively.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (continued)

Aceto Corporation

On November 13, 2012, Aceto Corporation filed a lawsuit against TherapeuticsMD and BocaGreen in the United States District Court for the Southern District of Florida seeking to enjoin us from using the Quatrefolic product and trademarks, among other things. We filed a motion to dismiss on January 2, 2013, which was granted by the court on July 17, 2013, based on Aceto’s failure to join the trademark owner, Gnosis, S.p.A. as a party plaintiff. On August 19, 2013, Aceto filed an amended complaint which purported to add Gnosis S.p.A. as an involuntary plaintiff. We have not yet filed a response to that amended complaint. As of September 11, 2013, the parties to this lawsuit reached a tentative settlement agreement, which is subject to and awaiting approval by Gnosis S.p.A. Based on our initial assessment of currently available information, we believe that the case is without merit and, as a result, should not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 22, 2013, one of our financial advisors whose services we have engaged in prior transactions, or the Financial Advisor, filed a lawsuit against us in the Supreme Court of the State of New York, New York County. The lawsuit alleges that we breached our contractual obligations arising from an Engagement Letter entered into on June 25, 2012 between us and the Financial Advisor by failing to engage the Financial Advisor as a sole bookrunner and sole manager in an equity financing transaction that we closed on September 30, 2013. The lawsuit seeks to recover damages in the amount not less than $2.3 million, in addition to the costs and expenses incurred by the Financial Advisor in the litigation. We intend to defend this lawsuit vigorously. However, any litigation is subject to inherent uncertainties, and we cannot assure you that the expenses associated with defending this lawsuit or its resolution will not have a material adverse effect on our business, operating results, or financial condition.

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

In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include statements relating to our focus, goals, and intentions, our strategy for commercializing our proposed products, our belief in the advantages of our current line of products and proposed products over competitive products, our belief in the attributes and benefits of our proposed products, clinical development of our products, our research and development expenditures, and our belief that we have sufficient available cash and cash equivalents to fund our operations. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

Throughout this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "TherapeuticsMD," or "our company" refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation, or BocaGreen.

Overview

We are a women’s healthcare product company focused on creating and commercializing products targeted exclusively for women. We currently manufacture and distribute branded and generic prescription prenatal vitamins as well as over-the-counter vitamins and cosmetics. We are currently focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy pharmaceutical products designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness. We are developing these proposed hormone therapy products, which contain estradiol and progesterone alone or in combination, with the aim of providing equivalent efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products.

We intend to leverage and grow our current marketing and sales organization to commercialize our proposed products in the United States assuming the successful completion of the U.S. Federal and Drug Administration, or FDA, regulatory process. We are also evaluating various other indications for our hormone technology, including oral contraception, treatment of preterm birth, and premature ovarian failure.

The hormone therapy market includes two major components: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. We believe the FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as bioidenticals when produced by compounding pharmacies, are sold by compounding pharmacies and not monitored or easily measured. Our phase 3 trials are intended to establish an indication of the safety and efficacy of our proposed bioidentical products at specific dosage levels. We intend our proposed hormone therapy products, if approved, to provide an alternative to the non-FDA approved compounded bioidentical market based on our belief that our proposed products will offer advantages in terms of proven safety, efficacy, and stability, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

As we continue the clinical development of our proposed hormone therapy products, we continue to market our prescription and over-the-counter dietary supplement and cosmetic product lines, consisting of prenatal vitamins, iron supplements, vitamin D supplements, natural menopause relief products, and cosmetic stretch mark creams under our VitaMed brand name and duplicate formulations of our prescription prenatal vitamins products, also referred to as “generic” formulations, under our BocaGreen brand name. All of our prenatal vitamins are gluten-, sugar-, and lactose-free. We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients.

Our sales model focuses on the “4Ps”: patient, provider, pharmacist, and payor. We market and sell our current dietary supplement and cosmetic products primarily through a direct national sales force of approximately 30 full-time professionals that calls on healthcare providers in the obstetrics and gynecologic market space as well as through our website directly to consumers. In addition, our products allow healthcare providers to offer an alternative to patients to meet their individual nutritional and financial requirements related to co-payment and cost-of-care considerations and help patients realize cost savings over competing products. We also believe that our combination of branded, generic, and over-the-counter lines offers physicians, women, and payors cost-effective alternatives for top-quality care. We supply our prescription dietary supplement products to consumers through retail pharmacies. We market our over-the-counter products either directly to consumers via our website and phone sales followed by home shipment or through physicians who then re-sell them to their patients. Our fully staffed customer care center uses current customer relationship management software to respond to healthcare providers, pharmacies, and consumers via incoming and outgoing telephone calls, e-mails, and live-chat. We also facilitate repeat customer orders for our non-prescription products through our website’s auto-ship feature.

Our common stock began trading on the NYSE MKT on April 23, 2013 under the symbol “TXMD” and was previously listed on the OTCQB. We maintain the following websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com, and www.bocagreenmd.com.

Research and Development

Overview

We obtained U.S. Food and Drug Administration, or FDA, acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for four of our proposed products: TX 12-001-HR, TX 12-002-HR, TX 12-003-HR, and TX 12-004-HR. We are currently conducting a phase 3 clinical trial for TX 12-001-HR; we currently intend to begin phase 3 clinical trials for TX 12-002-HR at the end of 2013; and we currently intend to begin phase 3 clinical trials for TX 12-004-HR in the second quarter of 2014. We have no current plans for clinical trials for TX 12-003-HR.

On September 5, 2013, we announced the enrollment and dosing of the first patient in the REPLENISH Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX 12-001-HR in treating the symptoms of menopause and protecting the endometrium. We are also currently conducting formulation development of our proposed combination estradiol and progesterone product in a topical cream form.

TX 12-001-HR is a combination estradiol and progesterone drug candidate under development for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal dryness, for post-menopausal women with an intact uterus. The product will be chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and would be studied as a continuous-combined regimen (where the combination of estrogen and progesterone are taken together in one product daily). If approved by the FDA, we believe this would represent the first time a combination product of these bioidentical hormones would be approved for use in a single combined product.

TX 12-002-HR is a natural progesterone formulation without the potentially allergenic component of peanut oil. The product would be chemically identical to the hormones that naturally occur in a woman’s body. We believe it would be similarly effective to traditional treatments, but at lower dosages.

On May 10, 2013, we submitted an IND application to conduct clinical trials for TX 12-004-HR, which was accepted by the FDA on June 9, 2013. On August 12, 2013, we announced that we initiated a phase 1 clinical trial for TX 12-004-HR in vulvar and vaginal atrophy, or VVA, designed to measure the effect of TX 12-004-HR on certain clinical endpoints, including a study candidate’s pH levels, vaginal cytology, and the patient’s most bothersome symptom of VVA, out of the symptoms identified in FDA guidance. The study evaluated the efficacy and safety of a 10µg dose of TX 12-004-HR versus placebo over a two-week period in 48 postmenopausal women with symptoms of VVA. On October 22, 2013, we announced results of the phase 1 pilot study, which showed statistically significant differences between the treatment and placebo groups, with the treatment group showing changes in Maturation index (cell composition) and pH more closely resembling that found in premenopausal women with healthy, non-atrophied vaginal tissue.

TX 12-004-HR is a proposed suppository estradiol product for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe our proposed product will be as effective as the traditional treatments for VVA and we believe it will have an added advantage of simple, easier to use dosage form versus traditional VVA treatments.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug products. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Until one of our drug products receives IND approval from the FDA products are listed as Other Research and Development cost. Our research and development expenses consist primarily of: expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, or CMC, and acquiring clinical trial materials; costs associated with other research activities and regulatory approvals.

Research and development costs are expensed as incurred. We make payments to the CROs based on agreed upon terms and may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future R&D activities were $1,940,675 and 189,375, at September 30, 2013 and December 31, 2012, respectively.

The following table indicates our research and development expense by project/category for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
TX 12-001-HR	$1,902	$—	$2,434	$—
TX 12-002-HR	99	—	312	—
TX 12-004-HR	729	—	733	—
Other Research and Development	1,369	1,702	4,232	3,131
Total	$4,099	$1,702	$7,711	$3,131

Research and development expenditures will continue to be significant and will increase as we continue development of our drug products and advance the development of our proprietary pipeline of novel drug products. We expect to incur significant research and development costs as we develop our drug pipeline, complete the ongoing clinical trials of our drug products, conduct our planned phase 3 clinical trials, subject to receiving input from regulatory authorities, and prepare regulatory submissions.

The costs of clinical trials may vary significantly over the life of a project owing to factors that include but are not limited to the following: per patient trial costs, the number of patients that participate in the trials; the number of sites included in the trials; the length of time each patient is enrolled in the trial; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the amount of time required to recruit patients for the trial, the duration of patient follow-up; and the efficacy and safety profile of the drug candidate.

We base our expenses related to clinical trials on estimates that are based on our experience and estimates from CROs and other third parties.

Recent Events

Credit Line for $10 Million

On January 31, 2013, we entered into a business loan agreement with Plato and Associates, LLC, a Florida limited liability company, or Plato, for a Multiple Advance Revolving Credit Note, or the Plato Note. The Plato Note allows us to draw down funding up to the $10 million maximum principal amount, at a stated interest rate of 6% per annum. Plato may make advances to us from time to time under the Plato Note at our request, which advances will be of a revolving nature and may be made, repaid, and made from time to time. Interest payments will be due and payable on the tenth day following the end of each calendar quarter in which any interest is accrued and unpaid, commencing on April 10, 2013, and the principal balance outstanding under the Plato Note, together with all accrued interest and other amounts payable under the Plato Note, if any, will be due and payable on February 24, 2014. The Plato Note is secured by substantially all of our assets. On each of February 25 and March 13, 2013, $200,000 was drawn against the Plato Note. On March 21, 2013, we repaid $401,085, including accrued interest, and as of September 30, 2013, there was no balance outstanding under the Plato Note.

As additional consideration for the Plato Note, we issued Plato a warrant to purchase 1,250,000 shares of our common stock at an exercise price $3.20 per share. The warrant vested on October 31, 2013 and may be exercised at any time prior to its expiration on January 31, 2019.

New Lease Agreement

On July 1, 2013, we entered into a new lease for administrative office space located at 6800 Broken Sound Parkway in Boca Raton, Florida pursuant to a 63-month non-cancelable operating lease expiring on September 30, 2018. The lease stipulates, among other things, average base monthly rents of $30,149 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payment over the life of the lease of $1,899,414.

Public Offering in September 2013

On September 25, 2013, we entered into an underwriting agreement, or the Stifel Underwriting Agreement, with Stifel, Nicolaus and Company, Incorporated, as representative of the underwriters named therein, or the September Underwriters, relating to the issuance and sale of 13,750,000 shares of our common stock. The price to the public in this offering was $2.40 per share and the September Underwriters agreed to purchase the shares from us pursuant to the Stifel Underwriting Agreement at a price of $2.232 per share. The net proceeds to us from this offering was approximately $30.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The offering was made pursuant to the registration statement on Form S-3 filed with the Commission on January 25, 2013, and deemed effective by the SEC on February 5, 2013, including prospectus supplements filed thereunder.

Results of Operations

The following information presents the results of operations for our continuing operations for the three and nine month periods ended September 30, 2013 and 2012. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith and our Annual Report on Form 10-K filed with the Commission on March 12, 2013. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only our best present assessment. Our historical financial information presented for the three and nine month periods ended September 30, 2013 and 2012 is reported on a consolidated basis with our subsidiaries.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

	Three Months Ended September 30,
	2013	2012	Change
	(000s)
Revenues, net	$2,295	$1,036	$1,259
Cost of goods sold	649	307	342
Operating expenses	8,883	4,640	4,243
Operating loss	(7,237)	(3,911)	(3,326)
Other expense	(436)	(342)	(94)
Net loss	$(7,673)	$(4,253)	$(3,420)

Revenues and Cost of Goods Sold

Revenues for the three months ended September 30, 2013 increased approximately $1,259,000, or approximately 121%, from the three months ended September 30, 2012. This increase was directly attributable to the (i) increase in the number of physicians writing prescriptions for our products, (ii) the increased productivity of our sales force, (iii) increase in the average net sales price of our product, and (iv) the new prescription products introduced in March, April, May and November 2012. Approximately 31% of this increase was due to an increase in the number of units sold and approximately 69% of the increase was related to product mix. Cost of goods sold increased approximately $342,000, or approximately 111% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Cost of goods sold as a percentage of revenue was 28% and 30% for the three months ended September 30, 2013 and 2012, respectively. Our costs of individual products did not change for the three months ended September 30, 2013 compared with the comparable period in 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended September 30,
	2013	2012
Human resource costs, including salaries, commissions, benefits and taxes	32.6%	32.8%
Product design and development costs	46.1%	34.9%
Sales and marketing, excluding human resource costs	16.7%	21.3%
Professional fees for legal, accounting and consulting	5.0%	5.9%
Other operating expenses	(0.4)%	5.1%

Operating expenses increased by approximately $4.2 million (91%) as a result of the following items:

(000s)
Increase in human resource costs, including salaries, commissions, benefits and taxes	$1,372
Increase in research and development costs	2,479
Increase in sales and marketing, excluding human resource costs	497
Increase in legal, accounting and consulting fees	163
Decrease in other operating expenses	(268)
$4,243

Human resource costs, including salaries, commissions, benefits and taxes were higher as a result of increases in personnel between the two periods (approximately $837,000) and increases in non-cash compensation related to stock option awards (approximately $535,000).

Product research and development costs increased as a direct result of the development of our hormone therapy products and associated clinical trials.

Professional fees increased primarily due to higher costs as a result of SEC reporting and additional requirements related to regulatory compliance.

Sales and marketing costs increased due to expanded client education.

Other Expense

Other non-operating expense increased by approximately $94,000 for the three months ended September 30, 2013 compared with the comparable period in 2012. This increase is primarily a result of non-cash financing costs incurred during the current period totaling approximately $448,000, partially offset by a decrease in interest expense of approximately $134,000 and loss on extinguishment of debt of approximately $197,000.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012	Change
		(000s)
Revenues, net	$5,913	$2,577	$3,336
Cost of goods sold	1,493	1,015	478
Operating expenses	22,217	12,315	9,902
Operating loss	(17,797)	(10,753)	(7,044)
Loss on extinguishment of debt	—	(10,505)	10,505
Beneficial conversion feature	—	(6,717)	6,717
Other expense	(2,243)	(1,418)	(825)
Net loss	$(20,040)	$(29,393)	$9,353

Revenues and Cost of Goods Sold

Revenues for the nine months ended September 30, 2013 increased approximately $3,336,000, or approximately 129%, from the nine months ended September 30, 2012. This increase was directly attributable to the (i) increase in the number of physicians writing prescriptions for our product, (ii) the increased productivity of our sales force, (iii) increase in the average net sales price of our product, and (iv) the new prescription products introduced in March, April, May and November 2012. Approximately 20% of this increase was due to an increase in the number of units sold and approximately 80% of the increase was related to product mix. Cost of goods sold increased approximately $478,000, or approximately 47%, for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. Cost of goods sold as a percentage of revenue was 25% and 39% for the nine months ended September 30, 2013 and 2012, respectively. Our costs of individual products did not change for the nine months ended September 30, 2013 compared with the comparable period in 2012.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses:

	Nine Months Ended September 30,
	2013	2012
Human resource costs, including salaries, commissions, benefits and taxes	38.7%	41.8%
Product research and development costs	34.7%	23.7%
Sales and marketing, excluding human resource costs	18.1%	26.5%
Professional fees for legal, accounting and consulting	5.7%	6.6%
Other operating expenses	2.8%	1.4%

Operating expenses increased by approximately $9.9 million (80%) as a result of the following items:

(000s)
Increase in human resource costs, including salaries, commissions, benefits and taxes	$3,454
Increase in research and development costs	4,795
Increase in sales and marketing, excluding human resource costs	758
Increase in legal, accounting and consulting fees	450
Increase in other operating expenses	445
$9,902

Human resource costs, including salaries, commissions, benefits and taxes were higher as a result of increases in personnel between the two periods (approximately $1,754,000) and increases in non-cash compensation related to option awards (approximately $1,700,000).

Product research and development costs increased as a direct result of the development of our hormone therapy products and associated clinical trials.

Professional fees increased primarily due to higher costs as a result of SEC reporting and additional requirements related to regulatory compliance.

Sales and marketing costs increased due to expanded client education.

Other Expense

Other non-operating expense decreased by approximately $16,396,000 for the nine months ended September 30, 2013 compared with the comparable period in 2012. This decrease is primarily a result of loss on extinguishment of debt and expense related to the beneficial conversion feature incurred during 2012 as herein described, partially offset by amortization of financing costs of approximately $1,108,000.

Loss on extinguishment of debt

In February 2012, we issued notes in the aggregate of approximately $2,700,000 and granted warrants for the purchase of an aggregate of 9,000,000 shares of our common stock. As consideration for these notes and warrants, we received an aggregate of $1,000,000 of new funding, or the New Funding, and the surrender of certain promissory notes previously issued by us in the aggregate amount of approximately $1,700,000. We determined that the resulting modification of the notes was substantially in accordance with Accounting Standards Codification 470-50, Modifications and Extinguishments. As such the modification was accounted for as an extinguishment and restructuring of debt, and the warrants issued, valued at approximately $10,500,000, were expensed as loss on extinguishment of debt. The relative fair value of the New Funding was estimated by calculating the present value of future cash flows discounted at a market rate of return for comparable debt instruments, to be $1,500,000. We recognized a reduction in loss on extinguishment of debt in the amount of $200,000, which represented the difference between the net carrying amount of the New Funding and its fair value.

Beneficial Conversion Feature

Beneficial conversion feature of approximately $6,717,000 consists of non-cash costs associated with the conversion of approximately $1,055,000 in debt into 2,775,415 shares of our common stock.

Liquidity and Capital Resources

We incurred recurring net losses, including net losses of approximately $20.0 million and $29.4 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash outlays from operations and capital expenditures were approximately $16.3 million and $8.9 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of approximately $72.2 million and stockholders’ equity of $62.0 million. As of December 31, 2012, we had an accumulated deficit of approximately $52.1 million and a stockholders’ deficit of $1.4 million.

We need substantial amounts of cash to complete the clinical development of our proposed hormone therapy products. To fund the clinical development of our proposed hormone therapy products in March, April, and September, 2013, we sold an aggregate of 45,116,352 shares of our common stock in public offerings, through which we raised approximately $78.9 million, net of commissions and expenses. As of September 30, 2013, we had approximately $60 million in cash and cash equivalents and a $10 million line of credit available to us under the Plato Note.

Although we can provide no assurances, we believe our available cash and cash equivalents and the amount available under our line of credit will be sufficient to fund our operations, including the clinical development of our hormone therapy products for the next 12 months; however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

●	significantly delay, scale back, or discontinue our product development and commercialization efforts;

●	seek collaborators for our proposed hormone therapy products at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be the case; and

●	license, potentially on unfavorable terms, our rights to our proposed hormone therapy products that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Other than the entry into a new lease agreement with respect to our corporate headquarters as disclosed in NOTE 13 – COMMITMENT AND CONTINGENCIES in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had cash and cash equivalents totaling $1.6 million as of December 31, 2012. We hold our cash in money market funds and the primary objective of our investment policy is to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not h a material effect on the fair market value of our portfolio.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are held at fair value.

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

 Changes in Internal Controls

During the three months ended September 30, 2013, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our legal proceedings, see NOTE 13 – COMMITMENTS AND CONTINGENCIES in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America's Minority Health Network, Inc. and the Major Shareholders(1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	September 15, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(5)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp., with and into America's Minority Health Network, Inc.(6)

3.3	December 27, 2007	Articles of Amendment to Articles of Incorporation of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(7)
3.5	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(7)
3.6	August 29, 2011	Certificate of Amendment and Restatement of the Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)(8)
3.7	n/a	Bylaws of AMHN, Inc.(9)
4.1	September 26, 2012	Form of Securities Purchase Agreement(10)
4.2	n/a	Form of Certificate of Common Stock(11)
10.1	November 9, 2010	Demand Promissory Note to Philip M. Cohen for $210,000(12)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, LLC for $105,000(12)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(12)
10.4	May 7, 2011	Sales Representative Agreement between AMHN, Inc. and Mann Equity, LLC(12)
10.5	July 9, 2009	Lease Agreement between Liberty Property Partnership and VitaMedMD, LLC(13)
10.6	September 8, 2011	Stock Purchase Agreement between AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.7	September 8, 2011	Lock-Up Agreement between AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.8	n/a	Form of Common Stock Purchase Warrant(13)
10.9	n/a	Form of Non-Qualified Stock Option Agreement(13)
10.10	September 2011	Form of Convertible Promissory Note(15)
10.11	September 20, 2011	Financing Agreement between Lang Naturals, Inc. and VitaMedMD, LLC(16)
10.12	October 18, 2011	Debt Conversion Agreement between the Company and Energy Capital, LLC(17)
10.13	October 18, 2011	Debt Conversion Agreement between the Company and First Conquest Investment Group, LLC(17)
10.14	October 23, 2011	Consulting Agreement among VitaMedMD, LLC, the Company, and Lang Naturals, Inc.(17)
10.15	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc.(17)
10.16	October 23, 2011	Lock-Up Agreement between the Company and Lang Naturals, Inc.(17)
10.17	November 3, 2011	Software License Agreement between VitaMedMD, LLC and Pernix Therapeutics, LLD(18)
10.18	November 2011	Form of Promissory Note(19)
10.19	February 24, 2012	Note Purchase Agreement among the Company, Plato & Associates, LLC and Steven G. Johnson(20)
10.20	February 24, 2012	Form of Secured Promissory Notes(20)
10.21	February 24, 2012	Security Agreement among the Company, Plato & Associates, LLC and Steven G. Johnson(20)
10.22	February 24, 2012	Form of Common Stock Purchase Warrants(20)
10.23	n/a	Audit Committee Charter(21)
10.24	n/a	Compensation Committee Charter(21)
10.25	n/a	Nominating and Corporate Governance Committee Charter(21)
10.26	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc.(22)
10.27	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc.(22)*
10.28	November 8, 2012	Form of Employment Agreement(23)
10.29	January 31, 2013	Multiple Advance Revolving Credit Note issued to Plato & Associates, LLC(24)
10.30	January 31, 2013	Common Stock Purchase Warrant issued to Plato & Associates, LLC(24)
10.31	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio(25)
10.32	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc.(25)
10.33	May 16, 2013	Lease between the Company and 6800 Broken Sound Parkway, LLC(26)
10.34	n/a	Amended and Restated 2012 Stock Incentive Plan(27)
10.35	n/a	2009 Long Term Incentive Compensation Plan, as amended(28)
14.1	n/a	Code of Conduct and Ethics(21)
14.2	n/a	Code of Ethics for CEO and Senior Financial Officer(21)

14.3	n/a	Insider Trading Policy(29)
16.1	December 14, 2011	Letter to the Company from Parks & Company, LLC(30)
16.2	February 1, 2012	Letter to the SEC from Parks & Company, LLC(31)
21	December 31, 2012	Subsidiaries of the Company(21)
31.1	November 5, 2013	Certification of Chief Executive Officer of Periodic Report pursuant to Rule13a-14a and Rule 14d-14(a)**
31.2	November 5, 2013	Certification of Chief Financial Officer of Periodic Report pursuant to Rule13a-14a and Rule 14d-14(a)**
32.1	November 5, 2013	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	November 5, 2013	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**
101.INS	n/a	XBRL Instance Document**†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document**†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document**†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document**†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document**†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document**†

*	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

**	Filed herewith.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference.

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.

(5)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K for the year ended December 31, 2009 filed with the Commission on March 17, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on September 12, 2011 and incorporated herein by reference.

(9)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.

(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference.

(12)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference.

(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference.

(14)	Filed as an exhibit to Form 8-K filed with the Commission on September 14, 2011 and incorporated herein by reference.

(15)	Filed as an exhibit to Form 8-K/A filed with the Commission on November 22, 2011 and incorporated herein by reference.

(16)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 2, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference.

(18)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference.

(19)	Filed as an exhibit to Form 8-K filed with the Commission on November 23, 2011 and incorporated herein by reference.

(20)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference.

(21)	Filed as an exhibit to Form 10-K for the year ended December 31, 2012 filed with the Commission on March 12, 2013 and incorporated herein by reference.

(22)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference.

(23)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference.

(24)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference.

(25)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference.

(26)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2013 filed with the Commission on August 7, 2013 and incorporated herein by reference.

(27)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference.

(28)	Filed as an exhibit to Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference.

(29)	Filed as an exhibit to post-effective amendment on Form S-1 filed with the Commission on October 9, 2013 and incorporated herein by reference.

(30)	Filed as an exhibit to Form 8-K filed with the Commission on January 25, 2012 and incorporated herein by reference.

(31)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 3, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 5, 2013

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)

