Form 10-Q
period 2014-03-31
TherapeuticsMD, Inc.
filed 2014-05-07
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 2, 2014 was 145,439,582.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$45,404,402	$54,191,260
Accounts receivable, net of allowance for doubtful accounts of $32,601 and $26,555, respectively	2,339,455	1,690,753
Inventory	920,685	1,043,618
Other current assets	2,303,522	2,477,715
Total current assets	50,968,064	59,403,346

Fixed assets, net	77,888	61,318

Other Assets:
Prepaid expense	1,630,960	1,750,455
Intangible assets	756,926	665,588
Security deposit	135,686	135,686
Total other assets	2,523,572	2,551,729
Total assets	$53,569,524	$62,016,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,068,730	$2,114,217
Deferred revenue	1,478,309	1,602,580
Other current liabilities	2,271,973	3,601,189
Total current liabilities	6,819,012	7,317,986

Total liabilities	6,819,012	7,317,986

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized; 145,067,060 and 144,976,757 issued and outstanding, respectively	145,067	144,977
Additional paid in capital	136,321,189	135,086,056
Accumulated deficit	(89,715,744)	(80,532,626)
Total stockholders' equity	46,750,512	54,698,407
Total liabilities and stockholders' equity	$53,569,524	$62,016,393

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenues, net	$2,830,533	$1,537,195

Cost of goods sold	830,707	380,346

Gross profit	1,999,826	1,156,849

Operating expenses:
Sales, general, and administrative	5,029,497	4,526,582
Research and development	5,908,078	1,565,201
Depreciation and amortization	13,068	7,957

Total operating expense	10,950,643	6,099,740

Operating loss	(8,950,817)	(4,942,891)

Other income and (expense)
Miscellaneous income	18,572	—
Interest income	9,154	—
Financing costs	(260,027)	(263,987)
Interest expense	—	(1,165,831)
Loan guaranty costs	—	(2,944)

Total other expense	(232,301)	(1,432,762)

Loss before taxes	(9,183,118)	(6,375,653)

Provision for income taxes	—	—

Net loss	$(9,183,118)	$(6,375,653)

Net loss per share, basic and diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding	145,019,561	103,052,956

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,183,118)	$(6,375,653)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	7,122	4,703
Amortization of intangible assets	5,946	3,254
Provision for doubtful accounts	6,046	21,795
Amortization of debt discount	—	1,102,680
Stock based compensation	1,009,526	542,377
Amortization of deferred financing costs	260,027	263,987
Stock based expense for services	314,291	178,959
Loan guaranty costs	—	2,944
Changes in operating assets and liabilities:
Accounts receivable	(654,748)	(17,978)
Inventory	122,933	277,340
Other current assets	(85,834)	(731)
Other assets	(9,154)	—
Accounts payable	954,513	199,445
Deferred revenue	(124,271)	(2,379)
Accrued expenses and other current liabilities	(1,329,216)	290,575

Net cash flows used in operating activities	(8,705,937)	(3,508,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs, net of abandoned costs	(97,284)	(80,949)
Purchase of property and equipment	(23,692)	(22,905)

Net cash flows used in investing activities	(120,976)	(103,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	40,055	—
Proceeds from sale of common stock, net of costs	—	45,430,472
Proceeds from revolving credit note	—	400,000
Proceeds from notes and loans payable	—	100,000
Repayment of revolving credit note	—	(400,000)
Repayment of notes payable	—	(4,691,847)

Net cash flows provided by financing activities	40,055	40,838,625

(Decrease) increase in cash	(8,786,858)	37,226,089
Cash, beginning of period	54,191,260	1,553,474
Cash, end of period	$45,404,402	$38,779,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$191,258

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing	$—	$1,711,956

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

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of TherapeuticsMD, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, or the SEC, from which we derived our balance sheet as of December 31, 2013. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in  ASU No. 2013-11  do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 did not have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, or ASU 2011-11.  ASU 2011-11  enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared in conformity with GAAP and financial statements prepared on the basis of International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those years. ASU 2011-11 did not have a material impact on our financial position or results of operations.

We do not believe there would have been a material effect on the accompanying condensed consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
7

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets (continued)

•	expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of intangibles or long-lived assets during the three months ended March 31, 2014 and 2013.

Fair Value of Financial Instruments

Our financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses, and short-term debt. The carrying amount of accounts receivable, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy.

We categorize our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by Accounting Standards Codification, or ASC, 820, Fair Value Measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

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

At March 31, 2014 and December 31, 2013, we had no assets or liabilities that were valued at fair value on a recurring basis.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of the following:

	March 31, 2014	December 31, 2013
Finished product	$483,512	$621,679
Raw material	257,761	250,943
Deferred costs	179,412	170,996
TOTAL INVENTORY	$920,685	$1,043,618

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2014	December 31, 2013
Prepaid vendor deposits	$716,465	$—
Prepaid research and development costs	668,548	1,267,588
Prepaid consulting	530,596	530,596
Other receivables-related party (Note 14)	249,981	249,981
Other prepaid costs	137,932	169,528
Deferred financing costs	—	260,022
TOTAL OTHER CURRENT ASSETS	$2,303,522	$2,477,715

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2014	December 31, 2013
Equipment	$132,150	$108,458
Furniture and fixtures	46,625	46,625
	178,775	155,083
Accumulated depreciation	(100,887)	(93,765)
TOTAL FIXED ASSETS	$77,888	$61,318

Depreciation expense for the three months ended March 31, 2014 and 2013 was $7,122 and $4,703 respectively.

NOTE 7 – PREPAID EXPENSE

Prepaid expense consisted of the following:

	March 31, 2014	December 31, 2013
Prepaid research and development costs	$695,572	$824,221
Prepaid manufacturing costs	899,000	899,000
Accreted prepaid costs	36,388	27,234
TOTAL PREPAID EXPENSE	$1,630,960	$1,750,455

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
Amortizing intangible assets:

OPERA® software patent	$31,951	$(999)	$30,952	15.5

Development costs of
corporate website	91,743	(91,743)	—	n/a

Approved hormone
therapy drug
candidate patents	255,649	(3,364)	252,285	18.75

Non-amortizing intangible
assets:
Hormone therapy drug
candidate patents (pending)	412,406	—	412,406	n/a

Multiple trademarks for
vitamins/supplements	61,283	—	61,283	n/a
Total	$853,032	$(96,106)	$756,926

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS (Continued)

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
Amortizing intangible assets:

OPERA® software patent	$31,951	$(499)	$31,452	15.8

Development costs of corporate website	91,743	(89,661)	2,082	0.3

Non-amortizing intangible assets:
Hormone therapy drug candidate patents (pending)	572,726	—	572,726	n/a

Multiple trademarks for vitamins/supplements	59,328	—	59,328	n/a
Total	$755,748	$(90,160)	$665,588

We amortize the intangible asset related to development costs for corporate website over 36 months, which is the prescribed life for software and website development costs. We amortize the intangible asset related to OPERA® using the straight-line method over the estimated remaining useful life of approximately 16 years, which is the life of the intellectual property patents. We amortize the approved hormone therapy drug candidate patents using straight-line method over the estimated remaining useful life of approximately 19 years. During the three months ended March 31, 2014 and 2013, there was no impairment recognized.

Amortization expense was $5,946 and $3,254 for the three months ended March 31, 2014 and 2013, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2014 (9 months)	$11,589
2015	$15,452
2016	$15,452
2017	$15,452
2018	$15,452

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2014	December 31, 2013
Accrued payroll and commission costs	$444,749	$941,313
Accrued vacation costs	387,908	256,920
Allowance for wholesale distributor fees	290,780	306,303
Accrued clinical research	205,000	—
Accrued offering fees	165,000	—
Accrued royalties	174,600	52,188
Accrued clinical trial costs	93,215	129,208
Allowance for coupons and returns	150,180	126,233
Accrued rent	71,257	—
Accrued legal and accounting expense	60,000	224,550
Other accrued expenses(1)	229,284	177,900
Accrued financing costs	—	850,000
Accrued lab research	—	536,574
TOTAL OTHER CURRENT LIABILITIES	$2,271,973	$3,601,189

______________

(1) In June 2008, we declared and paid a special dividend of $0.40 per share of our common stock to all stockholders of record as of June 10, 2008, of which $41,359 remained unclaimed by certain shareholders at March 31, 2014 and December 31, 2013.

NOTE 10 – NOTES PAYABLE

Issuance and Payment of Multiple Advance Revolving Credit Note

On January 31, 2013, we entered into a business loan agreement with Plato and Associates, LLC, or Plato, for a Multiple Advance Revolving Credit Note, or the Revolving Credit Note. The Revolving Credit Note allowed us to draw down funding up to a $10,000,000 maximum principal amount, at a stated interest rate of 6% per annum. Plato was able to make advances to us from time to time under the Revolving Credit Note at our request, which advances were of a revolving nature and were able to be made, repaid, and made from time to time. Interest payments were due and payable on the tenth day following the end of each calendar quarter in which any interest was accrued and unpaid, commencing on April 10, 2013, and the principal balance outstanding under the Revolving Credit Note, together with all accrued interest and other amounts payable under the Revolving Credit Note, if any, was due and payable on February 24, 2014. The Revolving Credit Note was secured by substantially all of our assets. On each of February 25 and March 13, 2013, $200,000 was drawn against the Revolving Credit Note. On March 21, 2013, we repaid $401,085, which included accrued interest, and there was no balance outstanding under the Revolving Credit Note as of December 31, 2013 and February 24, 2014 when it expired. As additional consideration for the Revolving Credit Note, we granted to Plato a warrant to purchase 1,250,000 shares of our common stock at an exercise price of $3.20 per share (See Note 12).

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NET LOSS PER SHARE

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock outstanding subject to repurchase or forfeiture for the three months ended March 31, 2014 and 2013.

Since we are in a net loss position, we have excluded outstanding stock options and restricted stock units, all of which are subject to forfeiture, as well as warrants for the purchase of our common stock from our calculation of diluted net loss per share.

The table below presents the potentially dilutive securities that would have been included in our calculation of diluted net loss per share allocable to common stockholders if they were not antidilutive for the periods presented.

	Three months ended
	March 31, 2014	March 31, 2013
Stock options	16,511,006	13,913,597
Warrants	14,293,499	13,443,499
Restricted stock units	50,000	—
	30,854,505	27,357,096

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2014, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At March 31, 2014, we had 250,000,000 shares of common stock, $0.001 par value per share, authorized, of which 145,067,060 shares of common stock were issued and outstanding.

Issuances During the Three Months Ended March 31, 2014

During the three months ended March 31, 2014, certain individuals exercised stock options to purchase 90,303 shares of our common stock. Stock options to purchase shares of our common stock were exercised as follows: (i) 88,736 shares for $40,055 in cash and (ii) 1,567 shares, pursuant to the stock options’ cashless provision, wherein 1,433 options were cancelled.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Issuances During the Year Ended December 31, 2013

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

During 2013 certain individuals exercised their right to purchase shares of our common stock. Stock options to purchase an aggregate of 75,423 shares of our common stock were exercised for approximately $31,000.

Warrants to Purchase Common Stock of the Company

As of March 31, 2014, we had warrants outstanding to purchase an aggregate of 14,293,499 shares of our common stock with a weighted-average contractual remaining life of 3.7 years, and exercise prices ranging from $0.24 to $3.20 per share, resulting in a weighted average exercise price of $1.79 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes-Merton valuation model, or the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant.

Warrant Activity During the Three Months Ended March 31, 2014

During the three months ended March 31, 2014, we did not grant any warrants.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Warrant Activity During the Year Ended December 31, 2013

In January 2013, we granted warrants to purchase 1,250,000 shares of our common stock in connection with the issuance of the Revolving Credit Note, or the Plato Warrant, (see NOTE 10 for more details). The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant vested on October 31, 2013 and may be exercised prior to its expiration on January 31, 2019. The Plato Warrant, with a fair value of approximately $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%. For the three months ended March 31, 2014 and 2013, $260,027 and $263,987, respectively was recorded as financing costs on the accompanying condensed consolidated financial statements.

In May 2013, we entered into a consulting agreement with Sancilio & Company, Inc., or SCI, to develop drug platforms to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain U.S. Food and Drug Administration, or the FDA, approval for our drug candidates, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of our common stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to grant to SCI a warrant to purchase 850,000 shares of our common stock at $2.01 per share that has vested or will vest, as applicable, as follows:

1.	283,333 shares were earned on May 11, 2013 upon acceptance of an Investigational New Drug application by the FDA for an estradiol-based drug candidate in a softgel vaginal capsule for the treatment of VVA; however, pursuant to the terms of the consulting agreement, the shares did not vest until June 30, 2013. The fair value of $405,066 for the shares vested on June 30, 2013 was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.89%; risk free rate of 1.12%; and a dividend yield of 0%. We recorded the entire $405,066 as non-cash compensation as of June 30, 2013;
2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. We recorded $154,068 as prepaid expense-short term and $192,577 as prepaid expense-long term in the accompanying condensed consolidated financial statements. During the three months ended March 31, 2014, we recorded $38,517 as non-cash compensation in the accompanying condensed consolidated financial statements; and
3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will not occur before December 2015.

As of March 31, 2014, unamortized costs associated with the warrants totaled approximately $1.2 million.

Stock Options to Purchase Common Stock of the Company

On September 25, 2009, our board of directors approved the 2009 Long Term Incentive Compensation Plan, or the LTIP, to provide financial incentives to our employees, members of the board of directors, and our advisers and consultants who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other equity and cash incentives, or the Awards.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options to Purchase Common Stock of the Company (continued)

The Awards available under the LTIP consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the LTIP. There are 25,000,000 shares authorized for issuance under the LTIP. Under the LTIP, non-qualified stock options for the purchase of an aggregate of 14,511,006 shares of our common stock were outstanding at March 31, 2014.

On February 23, 2012, our board of directors approved the 2012 Stock Incentive Plan, and on June 10, 2013, approved the Amended and Restated 2012 Stock Incentive Plan, or the 2012 SOP. The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors. There are 10,000,000 shares authorized for issuance under the 2012 SOP. Non-qualified stock options for the purchase of an aggregate of 2,000,000 shares of our common stock and 50,000 restricted stock units were outstanding at March 31, 2014.

The valuation methodology used to determine the fair value of the stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model during the three months ended March 31, 2014 and year ended December 31, 2013 are set forth in the table below.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Risk-free interest rate	1.70-1.75%	0.77-0.81%
Volatility	69.15-70.76%	43.01-44.94%
Term (in years)	5.5-6.25	5.5-6.25
Dividend yield	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected life. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of an award. Our estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. We used the historical volatility of our peer entities due to the lack of sufficient historical data on our stock price. The average expected life is based on the contractual term of the stock option using the simplified method.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options to Purchase Common Stock of the Company (continued)

A summary of activity under the LTIP and 2012 SOP and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2013	15,632,742	$1.44	7.2	$58,878,132
Granted	970,000	$5.05	9.8	$1,219,000
Exercised	(90,303)
Expired	—
Cancelled	(1,433)
Balance at March 31, 2014	16,511,006	$1.66	7.4	$76,762,626
Vested and Exercisable at March 31, 2014	11,397,538	$0.96	6.2	$60,999,179

The Black-Scholes Model is used to calculate the fair value of individual stock option grants on their issue date. The weighted-average issue date fair value of stock options issued during the three months ended March 31, 2014 was $3.07. On that date, we had stock options outstanding with exercise prices ranging from $0.10 to $5.21 per share. Stock-based compensation expense for stock options recognized in our results of operations for the three months ended March 31, 2014 and 2013 were $820,383 and $533,307, respectively, and stock-based expense for services for stock options recognized in our results of operations for the same periods were $185,642 and $66,653, respectively (all based on awards vested and was estimated without forfeitures). ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. At March 31, 2014, total unrecognized estimated compensation expense related to unvested stock options previously issued was approximately $6,105,000, which is expected to be recognized over a weighted-average period of 2.5 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 13 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2014 as a result of (i) the losses recorded during the three months ended March 31, 2014, (ii) additional losses expected for the remainder of 2014, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2014, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTIES

On February 29, 2012, Cooper C. Collins, who was then the largest shareholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on our board of directors. On October 5, 2011, we closed a stock purchase agreement with Pernix. From time to time, we have entered into agreements with Pernix in the normal course of business. All such agreements are reviewed by independent directors or a committee consisting of independent directors. During the three months ended March 31, 2014 and 2013, we did not engage in any transactions with Pernix. At March 31, 2014 and December 31, 2013, there were amounts due Pernix of approximately $46,000.

Additionally, there were amounts due to us from Pernix for legal fee reimbursement relating to a litigation matter stemming from a license and supply agreement in the amounts of $249,981 at both March 31, 2014 and December 31, 2013.

NOTE 15 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 84% and 100% of our purchases supplied from one vendor for the three months ended March 31, 2014 and 2013, respectively.

We sell our prescription dietary supplement products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. Revenue generated from four major customers accounted for 97.42% and 99.46% of our recognized revenue for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014 and 2013, 81.75% and 70.44% of our recognized revenue and 96.08% and 99.46% of our deferred revenue was generated from sales to four major customers.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

We lease administrative office space in Boca Raton, Florida pursuant to a 63 month non-cancelable operating lease that commenced on July 1, 2013 and expires on September 30, 2018. The lease stipulates, among other things, average base monthly rents of $30,149 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payments over the life of the lease of $1,899,414.

The straight line rental expense related to our current lease totaled $90,448 for the three months ended March 31, 2014 offset by rent income of $17,980. The rental expense related to our prior lease, which expired June 30, 2013 totaled $31,211 for the three months ended March 31, 2013.

As of March 31, 2014, future minimum rental payments are as follows:

Years Ending December 31,
2014 (9 months)	$249,458
2015	371,240
2016	382,377
2017	393,848
2018	302,859
Total minimum lease payments	$1,699,782
18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our condensed consolidated financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or the Commission or the SEC, on March 5, 2014, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include statements relating to our focus, goals, and intentions; our strategy for commercializing our proposed products; our belief in the advantages of our current line of products and proposed products over competitive products; the design of our drug candidates and our belief in their attributes and benefits; clinical development of our drug candidates; our research and development expenditures; and our belief that we have sufficient available cash and cash equivalents to fund our operations. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “TherapeuticsMD,” or “our company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation, or BocaGreen.

Overview

We are a women’s health care product company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are being investigated to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness. We are developing these investigational hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are created from a platform of hormone technology that enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins and cosmetics.

Our common stock began trading on the NYSE MKT on April 23, 2013 under the symbol “TXMD” and was previously listed on the OTCQB. We maintain the following websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com, and www.bocagreenmd.com.

Research and Development

Overview

We have obtained the U.S. Food and Drug Administration, or FDA, approval of our Investigational New Drug, or IND, applications to conduct clinical trials for four of our hormone therapy drug candidates: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our suppository estradiol alone.

We are currently conducting phase 3 clinical trials for TX-001HR and TX-002HR; and we currently intend to begin a phase 3 clinical trial for TX-004HR in the third quarter of 2014. We have no current plans to conduct clinical trials for TX-003HR.

TX-001HR, our investigational combination estradiol and progesterone drug candidate, is undergoing clinical trials for the potential treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal dryness, for post-menopausal women with an intact uterus. The drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen (in which the combination of estrogen and progesterone are taken together in one product daily). If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone, biologically identical or bioidentical to the estradiol and progesterone produced by the ovaries, would be approved for use in a single combined product. We conducted a PK study of TX-001HR to evaluate the bioequivalency of our drug candidate to the reference listed drug based on the criterion that the 90% confidence interval on the test-to-reference ratio is contained entirely within the interval 80% to 125%. The study compared our combined capsule TX-001HR of 2 mg estradiol and 200 mg of progesterone to 2 mg of Estrace® and 200 mg of Prometrium®. We believe these data are sufficient to demonstrate the bioequivalence of TX-001HR to Estrace® and Prometrium® based on the criteria for demonstrating bioequivalence established in connection with the study. On September 5, 2013, we began enrollment of patients in the REPLENISH Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-001HR in the potential treatment of symptoms of menopause and protecting the endometrium.

TX-002HR is an investigational natural progesterone formulation without the potentially allergenic component of peanut oil. The product would be chemically identical to the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages; however this must be confirmed in further clinical evaluation. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness in the potential treatment of secondary amenorrhea. At the end of the fiscal quarter, the SPRY Trial encountered enrollment challenges because of Institutional Review Board approved clinical trial protocols and FDA inclusion and exclusion criteria.

TX-004HR is an investigational vaginal suppository estradiol drug candidate for the potential treatment of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be as effective as the traditional treatments for VVA and that it will have an added advantage of being a simple, easier to use dosage form versus most traditional VVA treatments; however this must be confirmed in further clinical evaluation. In August 2013, we initiated a phase 1 clinical trial for VVA, designed to measure the effect of TX-004HR on certain clinical endpoints, including a study candidate’s pH levels, vaginal cytology, and most bothersome symptom of VVA, out of the symptoms identified in FDA guidance. We are encouraged by our phase 1 results, and will continue to develop this investigational product that potentially differs from other drugs currently used to treat VVA.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug products. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Until one of our drug products receives IND approval from the FDA, products are listed as Other Research and Development costs in the accompanying condensed consolidated financial statements. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and acquiring clinical trial materials; and costs associated with other research activities and regulatory approvals.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $668,548 and 1,267,588, at March 31, 2014 and December 31, 2013, respectively.

The following table indicates our research and development expense by project/category for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
TX 001HR	$2,894	$317
TX 002HR	601	182
TX 004HR	309	—
Other research and development	2,104	1,066
	$5,908	$1,565

Research and development expenditures will continue to be significant and will increase as we continue development of our drug candidates and advance the development of our proprietary pipeline of novel drug candidates. We expect to incur significant research and development costs as we develop our drug pipeline, complete the ongoing clinical trials of our drug candidates, conduct our planned phase 3 clinical trials, subject to receiving input from regulatory authorities, and prepare regulatory submissions.

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

Results of Operations

The following information presents the results of operations for our continuing operations for the three month periods ended March 31, 2014 and 2013. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith and our Annual Report on Form 10-K filed with the Commission on March 5, 2014. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only our best present assessment. Our historical financial information presented for the three month periods ended March 31, 2014 and 2013 is reported on a consolidated basis with our subsidiaries.

Three months ended March 31, 2014 compared with three months ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	Change
	(000s)
Revenues, net	$2,831	$1,537	$1,294
Cost of goods sold	831	380	451
Operating expenses	10,951	6,100	4,851
Operating loss	(8,951)	(4,943)	(4,008)
Other expense	(232)	(1,433)	1,201
Net loss	$(9,183)	$(6,376)	$(2,807)

Revenues and Cost of Goods Sold

Revenues for the three months ended March 31, 2014 increased approximately $1,294,000 or approximately 84%, from the three months ended March 31, 2013. This increase was directly attributable to the (i) increase in the number of physicians writing prescriptions for our products, (ii) the increased productivity of our sales force, and (iii) the increase in the average net sales price of our products. Approximately 33% of this increase was due to an increase in the number of units sold and approximately 67% of the increase was related to product mix. Cost of goods sold increased approximately $451,000, or approximately 118%, for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Cost of goods sold as a percentage of revenue was 29% and 25% for the three months ended March 31, 2014 and 2013, respectively. Our costs of individual products did not change for the three months ended March 31, 2014 compared with the comparable period in 2013.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended March 31,
	2014	2013
Human resource costs, including salaries, commissions, benefits and taxes	23.6%	41.5%
Research and development costs	54.0%	25.6%
Sales and marketing, excluding human resource costs	13.2%	19.0%
Professional fees for legal, accounting and consulting	3.5%	7.3%
Other operating expenses	5.7%	6.6%

Operating expenses increased by approximately $4.9 million (80%) as a result of the following items:

(000s)
Increase in human resource costs, including salaries, commissions, benefits and taxes	$54
Increase in research and development costs	4,343
Increase in sales and marketing, excluding human resource costs	292
Decrease in legal, accounting and consulting fees	(64)
Increase in other operating expenses	226
$4,851

Human resource costs, including salaries, commissions, benefits and taxes were higher as a result of an increase in non-cash compensation related to stock option awards (approximately $217,000) offset partially by a decrease in personnel costs (approximately $163,000).

Research and development costs increased as a direct result of the development of our hormone therapy candidates and related clinical trials.

Sales and marketing costs increased as a result of expanded marketing, advertising, education, and training. We also incurred added costs associated with our new product distribution channels as well as the launch of new products in 2014.

Professional fees decreased as a result of reduced expenditures on SEC reporting and regulatory compliance.

Other operating expense increased primarily as a result of increases in rent and other occupancy expenses, administrative travel and entertainment expenses, and board of directors costs.

Other Expense

Other non-operating expense decreased by approximately $1,200,000 for the three months ended March 31, 2014 compared with the comparable period in 2013. This decrease was primarily a result of the reduction in amortization of debt discount recorded between the periods.

Liquidity and Capital Resources

We have funded our operations primarily through the private placement of equity, debt securities, and public offerings of our common stock. For the year ending December 31, 2013, we received approximately $79 million in net proceeds from the issuance of shares of our common stock. As of March 31, 2014, we had cash and cash equivalents totaling approximately $45 million, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

We believe that our existing cash and cash equivalents will allow us to fund our operations through at least the next 12 months. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the clinical development of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash:

	Three Months Ended March 31,
	2014	2013
Net cash flows used in operating activities	$(8,705,937)	$(3,508,682)
Net cash flows used in investing activities	$(120,976)	$(103,854)
Net cash flows provided by financing activities	$40,055	$40,838,625

Operating Activities

The use of cash in both periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The increase of approximately $5 million in cash used in operating activities for the period ended March 31, 2014 compared with the comparable period in the prior year was due primarily to research and development, and sales, general, and administrative costs. These were offset by an increase of approximately $1 million in sales over the same periods.

Investing Activities

The use of cash in both periods consisted of patent costs, security deposits, and purchase of property and equipment. There was virtually no change in cash used in investing activities for the period ended March 31, 2014 compared with the comparable period in 2013.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the period ended March 31, 2014, consisted of stock option exercises.

On March 14, 2013, we entered into an underwriting agreement. The net proceeds to us from this offering was approximately $45 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, under the terms of the underwritten offering, we granted the underwriters a 30-day option to purchase additional shares of our common stock. In March 2013, we used the proceeds from the offering to repay approximately $5 million in notes and credit lines.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Other than the entry into a new lease agreement with respect to our corporate headquarters as disclosed in NOTE 16 – COMMITMENTS AND CONTINGENCIES in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our commitments under contractual obligations.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU No. 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 did not have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, or ASU 2011-11. ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared in conformity with GAAP and financial statements prepared on the basis of International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those years. ASU 2011-11 did not have a material impact on our financial position or results of operations.

We do not believe there would have been a material effect on the accompanying consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk has not changed materially from the interest rate risk disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended March 31, 2014, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Our significant business risks are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 5, 2014, to which reference is made herein.

Item 5. Other Information

Our 2014 Annual Meeting of the Stockholders has been moved to June 5, 2014. As such, the date of the Annual Meeting will have changed by more than 30 days from the anniversary of our 2013 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Act, we considered stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2014 Annual Meeting to have been submitted in a timely fashion if we received such proposals no later than March 14, 2014. Such proposals should have been delivered by certified mail to the attention of the Corporate Secretary at TherapeuticsMD, Inc., 6800 Broken Sound Parkway NW, Third Floor, Boca Raton, FL 33487.

Item 6. Exhibits.

Exhibit	Date	Description

2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	September 15, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(5)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp., with and into America’s Minority Health Network, Inc.(6)
3.3	December 27, 2007	Articles of Amendment to Articles of Incorporation of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(7)
3.5	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(7)
3.6	August 29, 2011	Certificate of Amendment and Restatement of Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)(8)
3.7	n/a	Bylaws of AMHN, Inc.(9)
4.1	September 26, 2012	Form of Securities Purchase Agreement (10)
4.2	n/a	Form of Certificate of Common Stock(11)
10.1	November 9, 2010	Demand Promissory Note to Philip M. Cohen for $210,000(12)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(12)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(12)
10.4	May 7, 2011	Sales Representative Agreement between AMHN, Inc. and Mann Equity, LLC(12)
10.5	July 9, 2009	Lease Agreement between Liberty Property Limited Partnership and VitaMedMD, LLC(13)
10.6	September 8, 2011	Stock Purchase Agreement between AMHN, Inc. and Pernix Therapeutics, LLC(14)

Exhibit	Date	Description
10.7	September 8, 2011	Lock-Up Agreement between AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.8	n/a	Form of Common Stock Purchase Warrant (13)
10.9*	n/a	Form of Non-Qualified Stock Option Agreement (13)
10.10	September 2011	Form of Convertible Promissory Note(15)
10.11	September 20, 2011	Financing Agreement between Lang Naturals, Inc. and VitaMedMD, LLC(16)
10.12	October 18, 2011	Debt Conversion Agreement between the Company and Energy Capital, LLC(17)
10.13	October 18, 2011	Debt Conversion Agreement between the Company and First Conquest Investment Group, LLC(17)
10.14	October 23, 2011	Consulting Agreement among VitaMedMD, LLC, the Company, and Lang Naturals, Inc.(17)
10.15	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc.(17)
10.16	October 23, 2011	Lock-Up Agreement between the Company and Lang Naturals, Inc. (17)
10.17	November 3, 2011	Software License Agreement between vitaMedMD, LLC and Pernix Therapeutics, LLC(18)
10.18	November 2011	Form of Promissory Note (19)
10.19	February 24, 2012	Note Purchase Agreement among the Company, Plato & Associates, Inc., and Steven G. Johnson(20)
10.20	February 24, 2012	Form of Secured Promissory Note(20)
10.21	February 24, 2012	Security Agreement among the Company, Plato & Associates, Inc., and Steven G. Johnson(20)
10.22	February 24, 2012	Form of Common Stock Purchase Warrant(20)
10.26	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc.(21)
10.27**	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc. (21)
10.28*	November 8, 2012	Form of Employment Agreement(22)
10.29	January 31, 2013	Multiple Advance Revolving Credit Note, issued to Plato & Associates, LLC(23)
10.30	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC(23)
10.31*	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio(24)
10.32	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc. (24)
10.33	May 16, 2013	Lease between the Company and 6800 Broken Sound LLC(25)
10.34	n/a	Amended and Restated 2012 Stock Incentive Plan(26)
10.35*	n/a	2009 Long Term Incentive Compensation Plan, as amended(27)
21.00	December 31, 2012	Subsidiaries of the Company(21)
23.1	March 4, 2014	Consent of Rosenberg Rich Baker Berman & Company(21)
31.1	May 7, 2014	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	May 7, 2014	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	May 7, 2014	Section 1350 Certification of Chief Executive Officer
32.2	May 7, 2014	Section 1350 Certification of Chief Financial Officer
101.INS†	n/a	XBRL Instance Document
101.SCH†	n/a	XBRL Taxonomy Extension Schema Document
101.CAL†	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB†	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE†	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

27

____________________________

*	Indicates a contract with management or compensatory plan or arrangement.
**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference.
(5)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to Form 10-K for the year ended December 31, 2009 filed with the Commission on March 17, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on September 12, 2011 and incorporated herein by reference.
(9)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference.
(11)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference.
(12)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference.
(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference.
(14)	Filed as an exhibit to Form 8-K filed with the Commission on September 14, 2011 and incorporated herein by reference.
(15)	Filed as an exhibit to Form 8-K/A filed with the Commission on November 22, 2011 and incorporated herein by reference.
(16)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 2, 2012 and incorporated herein by reference.
(17)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference.
(18)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference.
(19)	Filed as an exhibit to Form 8-K filed with the Commission on November 23, 2011 and incorporated herein by reference.
(20)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference.
28

(21)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference.
(22)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference.
(23)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference.
(24)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference.
(25)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2013 filed with the Commission on August 7, 2013 and incorporated herein by reference.
(26)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference.
(27)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference.

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 7, 2014

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright Chief Financial Officer (Principal Financial and Accounting Officer)

30