Form 10-Q
period 2014-09-30
TherapeuticsMD, Inc.
filed 2014-11-07
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 4, 2014 was 156,030,476.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$66,999,114	$54,191,260
Accounts receivable, net of allowance for doubtful accounts
of $29,149 and $26,555, respectively	2,148,724	1,690,753
Inventory	1,011,945	1,043,618
Other current assets	2,020,118	2,477,715
Total current assets	72,179,901	59,403,346

Fixed assets, net	69,567	61,318

Other Assets:
Prepaid expense	1,392,264	1,750,455
Intangible assets	841,741	665,588
Security deposit	125,000	135,686
Total other assets	2,359,005	2,551,729

Total assets	$74,608,473	$62,016,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,648,679	$2,114,217
Deferred revenue	848,149	1,602,580
Other current liabilities	4,511,079	3,601,189
Total current liabilities	11,007,907	7,317,986

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized;
156,030,476 and 144,976,757 issued and outstanding, respectively	156,030	144,977
Additional paid-in capital	181,891,791	135,086,056
Accumulated deficit	(118,447,255)	(80,532,626)
Total stockholder' equity	63,600,566	54,698,407

Total liabilities and stockholders' equity	$74,608,473	$62,016,393

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$4,186,261	$2,294,720	$10,768,572	$5,912,800

Cost of goods sold	1,068,605	648,403	2,792,268	1,492,355

Gross profit	3,117,656	1,646,317	7,976,304	4,420,445

Operating expenses:
Sales, general, and administration	6,043,354	4,752,062	16,610,015	14,455,839
Research and development	14,909,430	4,098,903	29,052,149	7,710,546
Depreciation and amortization	12,747	32,356	39,909	50,949
Total operating expense	20,965,531	8,883,321	45,702,073	22,217,334

Operating loss	(17,847,875)	(7,237,004)	(37,725,769)	(17,796,889)

Other income (expense):
Miscellaneous income	6,260	11,965	43,411	15,444
Interest income	9,364	—	27,756	18,133
Interest expense	—	—	—	(1,165,981)
Financing costs	—	(447,969)	(260,027)	(1,107,937)
Loan guaranty costs	—	—	—	(2,944)
Total other income (expense)	15,624	(436,004)	(188,860)	(2,243,285)

Loss before taxes	(17,832,251)	(7,673,008)	(37,914,629)	(20,040,174)

Provision for income taxes	—	—	—	—

Net loss	$(17,832,251)	$(7,673,008)	$(37,914,629)	$(20,040,174)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.12)	$(0.06)	$(0.26)	$(0.16)

Weighted average number of common
shares outstanding	152,200,455	131,212,706	147,594,810	121,701,292

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,914,629)	$(20,040,174)
Adjustments to reconcile net loss to net cash flows used in
operating activities:
Depreciation	22,713	41,186
Amortization of intangible assets	17,196	9,764
Provision for doubtful accounts	2,594	48,355
Stock based compensation	3,226,241	1,926,992
Stock based expense for services	708,595	804,878
Amortization of deferred financing costs	260,027	1,055,948
Amortization of debt discount	—	1,102,680
Loan guaranty costs	—	2,944
Changes in operating assets and liabilities:
Accounts receivable	(460,565)	(1,235,433)
Inventory	31,673	467,624
Other current assets	197,569	(1,927,156)
Other assets	(17,069)	(984,974)
Accounts payable	3,534,462	830,585
Deferred revenue	(754,431)	707,520
Accrued expenses and other current liabilities	909,890	1,190,178

Net cash flows used in operating activities	(30,235,734)	(15,999,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent and trademark costs, net of abandoned costs	(193,349)	(257,633)
Purchase of property and equipment	(30,962)	(23,755)

Net cash flows used in investing activities	(224,311)	(281,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	42,771,353	78,984,960
Proceeds from exercise of options	315,546	6,231
Proceeds from exercise of warrants	181,000	—
Proceeds from line of credit	—	500,000
Repayment of line of credit	—	(500,000)
Repayment of notes payable	—	(4,691,847)

Net cash flows provided by financing activities	43,267,899	74,299,344

Increase in cash	12,807,854	58,018,873
Cash, beginning of period	54,191,260	1,553,474
Cash, end of period	66,999,114	59,572,347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$212,853

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing	$—	$1,711,956

Warrants issued for services	$—	$462,196

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

Nature of Business

We are a women’s health care product company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of our advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling a side effect profile compared with competing products. Our drug candidates are created from a platform of hormone technology that enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins and cosmetics.

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

Recently Issued and Newly Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements (continued)

for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of the ASU 2014-15 to have a material effect on our condensed consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. ASU 2014-09 is effective for public business entities, certain not-for-profit entities and certain employee benefit plans, for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under GAAP. We are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements and disclosures.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of intangibles or long-lived assets during the three or nine months ended September 30, 2014 and 2013.

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

Level 1	unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2	quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and
Level 3	unobservable inputs for the asset or liability.

At September 30, 2014 and December 31, 2013, we had no assets or liabilities that were valued at fair value on a recurring basis.

NOTE 4 – INVENTORY

Inventory consists of the following:

	September 30, 2014	December 31, 2013
Finished product	$670,276	$621,679
Raw material	178,426	250,943
Deferred costs	163,243	170,996
TOTAL INVENTORY	$1,011,945	$1,043,618

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2014	December 31, 2013
Prepaid consulting	$514,596	$530,596
Prepaid insurance	503,064	145,722
Prepaid research and development costs	457,458	1,267,588
Other receivables-related party (Note 14)	249,981	249,981
Other prepaid costs	195,019	23,806
Other current assets	100,000	—
Deferred financing costs	—	260,022
TOTAL OTHER CURRENT ASSETS	$2,020,118	$2,477,715

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2014	December 31, 2013
Equipment	$132,150	$108,458
Furniture and fixtures	53,895	46,625
	186,045	155,083
Accumulated depreciation	(116,478)	(93,765)
TOTAL FIXED ASSETS	$69,567	$61,318

Depreciation expense for the three months ended September 30, 2014 and 2013 was $7,122 and $29,103, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $22,713 and $41,186, respectively.

NOTE 7 – PREPAID EXPENSE

Prepaid expense consisted of the following:

	September 30, 2014	December 31, 2013
Prepaid manufacturing costs	$899,000	$899,000
Prepaid research and development costs	438,274	824,221
Accreted prepaid costs	54,990	27,234
TOTAL PREPAID EXPENSE	$1,392,264	$1,750,455

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(1,997)	$29,954	15
Development costs of
corporate website	91,743	(91,743)	—	n/a
Approved hormone
therapy drug
candidate patents	387,806	(13,616)	374,190	18.25

Non-amortizing intangible
assets:
Hormone therapy drug
candidate patents	340,059	—	340,059	n/a
(pending)
Multiple trademarks for
vitamins/supplements	97,538	—	97,538	n/a
Total	$949,097	$(107,356)	$841,741

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(499)	$31,452	15.8
Development costs of
corporate website	91,743	(89,661)	2,082	0.3

Non-amortizing intangible
assets:
Hormone therapy drug
candidate patents (pending)	572,726	—	572,726	n/a
Multiple trademarks for
vitamins/supplements	59,328	—	59,328	n/a
Total	$755,748	$(90,160)	$665,588

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS (Continued)

We amortized the intangible asset related to development costs for corporate website over 36 months, which is the prescribed life for software and website development costs. We amortize the intangible asset related to OPERA® using the straight-line method over the estimated useful life of approximately 20 years, which is the life of the intellectual property patents. We amortize the approved hormone therapy drug candidate patents using straight-line method over the estimated useful life of approximately 20 years. During the three and nine months ended September 30, 2014 and 2013, there was no impairment recognized.

Amortization expense was $5,625 and $3,255 for the three months ended September 30, 2014 and 2013, respectively and $17,196 and $9,764 for the nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2014 (3 months)	$5,625
2015	$22,500
2016	$22,500
2017	$22,500
2018	$22,500

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2014	December 31, 2013
Accrued clinical trial costs	$2,385,094	$665,782
Accrued payroll and commission costs	603,525	941,313
Accrued vacation costs	434,614	256,920
Other accrued expenses(1)	266,576	177,900
Allowance for wholesale distributor fees	245,232	306,303
Accrued legal and accounting expense	220,526	224,550
Accrued royalties	164,707	52,188
Allowance for coupons and returns	97,890	126,233
Accrued rent	92,915	—
Accrued financing costs	—	850,000
TOTAL OTHER CURRENT LIABILITIES	$4,511,079	$3,601,189

____________

(1)   In June 2008, we declared and paid a special dividend of $0.40 per share of our common stock to all stockholders of record as of June 10, 2008, of which $41,359 remained unclaimed by certain shareholders at September 30, 2014 and December 31, 2013.

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

NOTE 11 – NET LOSS PER SHARE

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock outstanding subject to repurchase or forfeiture for the three or nine months ended September 30, 2014 and 2013.

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

	As of September 30,
	2014	2013
Stock options	16,851,943	14,780,793
Warrants	13,927,916	14,293,499
	30,779,859	29,074,292

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2014, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At September 30, 2014, we had 250,000,000 shares of common stock, $0.001 par value per share, authorized, of which 156,030,476 shares of common stock were issued and outstanding.

Issuances During the Nine Months Ended September 30, 2014

On July 29, 2014, we entered into an underwriting agreement with Goldman Sachs & Co, or Goldman Sachs, as the representative of the underwriters named therein, or the Goldman Sachs Underwriters, relating to an underwritten public offering of 8,565,310 shares of our common stock. The price to the public in the offering was $4.67 per share. Under the terms of the underwriting agreement, we granted the Goldman Sachs Underwriters a 30-day option to purchase up to an additional 1,284,796 shares of our common stock. On July 30, 2014, the Goldman Sachs Underwriters exercised their option to purchase the additional 1,284,796 shares of our common stock. Net proceeds from this offering were approximately $42.8 million, after deducting underwriting discounts and commissions and other offering expenses. The offering closed on August 4, 2014.

During the nine months ended September 30, 2014, certain individuals exercised stock options to purchase 793,800 shares of our common stock. Stock options to purchase shares of our common stock were exercised as follows: (i) 674,193 options for $315,546 in cash and (ii) 119,607 options, pursuant to the stock options’ cashless provision, wherein 113,837 common shares were issued. The Company granted 50,000 common shares to an employee upon the vesting of restricted stock units which were granted in December 2013.

During the nine months ended September 30, 2014, certain individuals exercised warrants to purchase 365,583 shares of our common stock for $181,000 in cash.

Issuances During the Year Ended December 31, 2013

On March 14, 2013, we entered into an underwriting agreement with Jefferies LLC, or Jefferies, as the representative of the underwriters named therein, or the Jefferies Underwriters, relating to the issuance and sale of 29,411,765 shares of our common stock. The price to the public in the offering was $1.70 per share, and the Jefferies Underwriters agreed to purchase the shares of our common stock from us pursuant to the underwriting agreement at a price of $1.58 per share. The net proceeds to us from this offering were approximately $45.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, under the terms of the underwriting agreement, we granted the Jefferies Underwriters a 30-day option to purchase up to an additional 4,411,765 shares of our common stock. The offering closed on March 20, 2013. On April 12, 2013, the Jefferies Underwriters exercised their option to purchase an additional 1,954,587 shares of our common stock. We issued these shares to the Jefferies Underwriters on April 18, 2013 and received proceeds of approximately $3.1 million, net of expenses.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (continued)

Issuances During the Year Ended December 31, 2013 (continued)

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

Warrants to Purchase Common Stock of the Company

As of September 30, 2014, we had warrants outstanding to purchase an aggregate of 13,927,916 shares of our common stock with a weighted-average contractual remaining life of 3.2 years, and exercise prices ranging from $0.24 to $3.20 per share, resulting in a weighted average exercise price of $1.82 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes-Merton valuation model, or the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant.

Warrant Activity During the Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, we did not grant any warrants.

Warrant Activity During the Year Ended December 31, 2013

In January 2013, we granted warrants to purchase 1,250,000 shares of our common stock in connection with the issuance of the Revolving Credit Note, or the Plato Warrant (see NOTE 10 above for more details). The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant vested on October 31, 2013 and may be exercised prior to its expiration on January 31, 2019. The Plato Warrant, with a fair value of approximately $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%. For the nine months ended September 30, 2014, $260,027 was recorded as financing costs in connection with the issuance of the Plato Warrant on the accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2013, $395,980 and $1,055,948, respectively, was recorded as financing costs on the accompanying condensed consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity During the Year Ended December 31, 2013 (continued)

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
2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. As of September 30, 2014, we recorded $154,068 as prepaid expense-short term and $115,543 as prepaid expense-long term in the accompanying condensed consolidated financial statements. During the three and nine months ended September 30, 2014, we recorded $38,517 and $115,551 as non-cash compensation in the accompanying condensed consolidated financial statements; and
3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will not occur before December 2015.

As of September 30, 2014, unamortized costs associated with the SCI warrants totaled approximately $950,000.

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

The Awards available under the LTIP consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, EVA awards, and other stock or cash awards as described in the LTIP. There are 25,000,000 shares authorized for issuance under the LTIP. Under the LTIP, non-qualified stock options for the purchase of an aggregate of 14,883,469 shares of our common stock were outstanding at September 30, 2014.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options to Purchase Common Stock of the Company (continued)

On February 23, 2012, our board of directors approved the 2012 Stock Incentive Plan, and on June 10, 2013, approved the Amended and Restated 2012 Stock Incentive Plan, or the 2012 SOP. The 2012 SOP was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors. There are 10,000,000 shares authorized for issuance under the 2012 SOP. Non-qualified stock options for the purchase of an aggregate of 1,968,474 shares of our common stock were outstanding at September 30, 2014.

The valuation methodology used to determine the fair value of the stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model during the nine months ended September 30, 2014 and 2013 are set forth in the table below.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	1.68-1.77%	0.65-1.71%
Volatility	69.15-70.93%	33.35-45.76%
Term (in years)	5-6.25	5-6.25
Dividend yield	0.00%	0.00%

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

A summary of activity under the LTIP and 2012 SOP and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2013	15,632,742	$1.44	7.2	$58,878,132
Granted	2,013,500	$4.85
Exercised	(788,030)
Expired	(167)
Cancelled	(6,102)
Balance at September 30, 2014	16,851,943	$1.90	7.1	$46,835,281
Vested and Exercisable at
September 30, 2014	12,075,621	$1.19	5.8	$41,687,931

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options to Purchase Common Stock of the Company (continued)

The Black-Scholes Model is used to calculate the fair value of individual stock option grants on their issue date. The weighted-average issue date fair value of stock options issued during the nine months ended September 30, 2014 was $3.03. Stock options issued under our plans have exercise prices ranging from $0.10 to $5.21 per share. Stock-based compensation expense for stock options recognized in our results of operations for the three and nine months ended September 30, 2014 were $1,047,493 and $3,341,604 respectively, and $793,426 and $1,962,673, respectively, for the same periods in 2013 (all based on awards vested and estimated without forfeitures). ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. At September 30, 2014, total unrecognized estimated compensation expense related to unvested stock options previously issued was approximately $6,826,000, which is expected to be recognized over a weighted-average period of 2.8 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 13 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2014 as a result of (i) the losses recorded during the nine months ended September 30, 2014, (ii) additional losses expected for the remainder of 2014, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2014, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 14 – RELATED PARTIES

On February 29, 2012, Cooper C. Collins, who was then the largest shareholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on our board of directors. On October 5, 2011, we closed a stock purchase agreement with Pernix. From time to time, we have entered into agreements with Pernix in the normal course of business. All such agreements are reviewed by independent directors or a committee consisting of independent directors. During the nine months ended September 30, 2014 and 2013, we did not engage in any transactions with Pernix. At September 30, 2014 and December 31, 2013, there were amounts due Pernix of approximately $46,000.

Additionally, there were amounts due to us from Pernix for legal fee reimbursement relating to a litigation matter stemming from a license and supply agreement in the amounts of $249,981 at both September 30, 2014 and December 31, 2013.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 77% and 98% of our purchases supplied from one vendor for the nine months ended September 30, 2014 and 2013, respectively.

We sell our prescription dietary supplement products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. Revenue generated from four major customers accounted for approximately 95% and 98% of our recognized revenue for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, approximately 79% and 78%, respectively, of our recognized revenue and 96% and 98%, respectively, of our deferred revenue was generated from sales to four major customers.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

We lease administrative office space in Boca Raton, Florida pursuant to a 63 month non-cancelable operating lease that commenced on July 1, 2013 and expires on September 30, 2018. The lease stipulates, among other things, average base monthly rents of $30,149 (inclusive of estimated operating expenses) and sales tax, for total future minimum payments over the life of the lease of $1,899,414. The straight line rental expense related to our office lease totaled $90,448 for the three months ended September 30, 2014, partially offset by rent income of $5,993. The straight line rental expense related to our office lease totaled $271,345 for the nine months ended September 30, 2014, partially offset by rent income of $41,953. The rental expense for the nine months ended September 30, 2013 was approximately $150,000.

As of September 30, 2014, future minimum rental payments for our office lease are as follows:

Years Ending December 31,
2014 (3 months)	$91,438
2015	371,240
2016	382,377
2017	393,848
2018	302,748
Total minimum lease payments	$1,541,651

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

In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, and include the following: our ability to maintain or increase sales of our products; our ability to develop and commercialize our hormone therapy drug candidates and obtain additional financing necessary therefor; the length, cost and uncertain results of our clinical trials; the potential of adverse side effects or other safety risks that could preclude the approval of our hormone therapy drug candidates; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “TherapeuticsMD,” or “our company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation, or BocaGreen.

Overview

We are a women’s health care company focused on developing and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are being investigated to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness. We are developing these investigational hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling a side effect profile compared with competing products. Our drug candidates are created from a platform of hormone technology that enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins and cosmetics.

Our common stock is traded on the NYSE MKT under the symbol “TXMD”. We maintain the following websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com, and www.bocagreenmd.com.

Research and Development

Overview

We have obtained the U.S. Food and Drug Administration, or FDA, approval of our Investigational New Drug, or IND, applications to conduct clinical trials for four of our hormone therapy drug candidates: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our vaginal suppository estradiol alone.

We are currently conducting phase 3 clinical trials for TX-001HR and TX-004HR. In July 2014, we temporarily suspended enrollment in the phase 3 clinical trial for TX-002HR, and in October 2014 we temporarily stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have no current plans to conduct clinical trials for TX-003HR.

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

On September 5, 2013, we began enrollment of the REPLENISH trial, a multicenter, double-blind, placebo-controlled, phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five treatment arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, 6 months and 12 months. We intend to enroll approximately 1,750 patients at approximately 100 sites. We currently anticipate that enrollment in the REPLENISH Trial will be completed in the first-half of 2015 and that results of the trial will be reported in the first-half of 2016.

TX-002HR is a natural progesterone for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The product would be chemically identical to the hormone progesterone, which naturally occurs in a woman’s body. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we temporarily suspended enrollment and in October 2014 we stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. We intend to update the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if approved by the FDA, will allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol that we intend to propose.

TX-004HR is a vaginal suppository estradiol drug candidate for the treatment of dyspareunia, a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. We initiated a multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause. We are conducting a single 12 week study, evaluating three different doses of estradiol: 4 mcg, 10 mcg and 25 mcg versus placebo. The FDA has to date noted that in order to approve a drug based on a single trial, the trial would need to show statistical significance at a 0.01 level. The study has been designed to include four primary endpoints: the reduction of vaginal pH levels to less than 5.0, an increase in superficial cells, a decrease in parabasal cells and the improvement of dyspareunia. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA. The trial is designed to enroll approximately 700 patients across approximately 100 sites.

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

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $457,459 and $1,267,588, at September 30, 2014 and December 31, 2013, respectively.

The following table indicates our research and development expense by project/category for the periods indicated (in 000s):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
TX 001HR	$11,518	$1,902	$20,320	$2,434
TX 002HR	85	99	1,381	312
TX 004HR	567	729	931	733
Other research and development	2,739	1,369	6,420	4,232
	$14,909	$4,099	$29,052	$7,711

Research and development expenditures will continue to be significant as we continue development of our drug candidates and advance the development of our proprietary pipeline of novel drug candidates. We expect to incur significant research and development costs as we develop our drug pipeline, complete the ongoing clinical trials of our drug candidates, conduct our planned phase 3 clinical trials, subject to receiving input from regulatory authorities, and prepare regulatory submissions.

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

Results of Operations

The following information presents the results of operations for the three and nine month periods ended September 30, 2014 and 2013. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements included herewith and our Annual Report on Form 10-K filed with the Commission on March 5, 2014. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only our best present assessment. Our historical financial information presented is reported on a consolidated basis with our subsidiaries.

Three months ended September 30, 2014 compared with three months ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	Change
	(000s)
Revenues, net	$4,186	$2,294	$1,892
Cost of goods sold	1,069	648	421
Operating expenses	20,965	8,883	12,082
Operating loss	(17,848)	(7,237)	(10,611)
Other income (expense)	16	(436)	452
Net loss	$(17,832)	$(7,673)	$(10,159)

Revenues and Cost of Goods Sold

Revenues for the three months ended September 30, 2014 increased approximately $1,892,000 or approximately 82%, from the three months ended September 30, 2013. This increase was directly attributable to (i) the increase in the number of physicians writing prescriptions for our products, (ii) the increased productivity of our sales force, and (iii) the increase in the average net sales price of our products. Approximately 19% of this increase was due to an increase in the number of units sold and approximately 81% of the increase was related to product mix and price change. Cost of goods sold increased approximately $421,000, or approximately 65%, for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. Cost of goods sold as a percentage of revenue was approximately 26% and 28% for the three months ended September 30, 2014 and 2013, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended September 30,
	2014	2013*
Human resource costs, including salaries, commissions, benefits and taxes	14.4%	31.9%
Research and development costs	71.1%	46.1%
Sales and marketing, excluding human resource costs	6.4%	10.7%
Professional fees for legal, accounting and consulting	3.5%	5.7%
Other operating expenses	4.6%	5.6%

___________

*Prior year numbers have been reclassified to conform to current year’s presentation.

Operating expenses increased by approximately $12,082,000, or approximately 136%, from the three months ended September 30, 2013 as a result of the following items:

(000s)
Increase in research and development costs	$10,811
Increase in human resource costs, including salaries, commissions, benefits and taxes	188
Increase in other operating expenses	448
Increase in sales and marketing, excluding human resource costs	404
Increase in legal, accounting and consulting fees	231
$12,082

Research and development costs increased as a direct result of the development of our hormone therapy candidates and related clinical trials.

Human resource costs, including salaries, commissions, benefits and taxes increased by approximately $188,000, primarily as a result of an increase in personnel costs (approximately $408,000), partially offset by a decrease in commissions (approximately $220,000).

Other operating expense increased primarily as a result of increases in data services, insurance, non-cash compensation and investor relations expenses.

Sales and marketing costs increased primarily as a result of increases in advertising costs for the launch of our VitaPearl and Prena1 Pearl products.

Professional fees increased as a result of higher legal and accounting expenses.

Other Expense

Other non-operating expense decreased by approximately $452,000 for the three months ended September 30, 2014 compared with the comparable period in 2013. This decrease was primarily a result of a reduction of financing costs for the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	Change
	(000s)
Revenues, net	$10,769	$5,913	$4,856
Cost of goods sold	2,792	1,492	1,300
Operating expenses	45,703	22,218	23,485
Operating loss	(37,726)	(17,797)	(19,929)
Other expense	(189)	(2,243)	2,054
Net loss	$(37,915)	$(20,040)	$(17,875)

Revenues and Cost of Goods Sold

Revenues for the nine months ended September 30, 2014 increased approximately $4,856,000 or approximately 82%, from the nine months ended September 30, 2013. This increase was directly attributable to (i) the increase in the number of physicians writing prescriptions for our products, (ii) the increased productivity of our sales force, and (iii) the increase in the average net sales price of our products. Approximately 30% of this increase was due to an increase in the number of units sold and approximately 70% of the increase was related to product mix and price change. Cost of goods sold increased approximately $1,300,000, or approximately 87%, for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Cost of goods sold as a percentage of revenue was 26% and 25% for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Nine Months Ended September 30,
	2014	2013*
Human resource costs, including salaries, commissions, benefits and taxes	19.2%	37.9%
Research and development costs	63.6%	34.7%
Sales and marketing, excluding human resource costs	8.1%	13.6%
Professional fees for legal, accounting and consulting	3.7%	7.2%
Other operating expenses	5.4%	6.6%

________________

*Prior year numbers have been reclassified to conform to current year’s presentation.

Operating expenses increased by approximately $23,485,000, or approximately 106%, from the nine months ended September 30, 2013 as a result of the following items:

(000s)
Increase in research and development costs	$21,342
Increase in other operating expenses	987
Increase in sales and marketing, excluding human resource costs	692
Increase in human resource costs, including salaries, commissions, benefits and taxes	352
Decrease in legal, accounting and consulting fees	112
$23,485

Research and development costs increased as a direct result of the development of our hormone therapy candidates and related clinical trials.

Other operating expense increased primarily as a result of increases in data services, insurance and investor relations expenses.

Sales and marketing costs increased primarily as a result of increases in advertising costs related to the launch of our VitaPearl and Prena1 Pearl products.

Human resource costs, including salaries, commissions, benefits and taxes increased by approximately $352,000, primarily as a result of an increase in personnel costs (approximately $550,000), partially offset by a decrease in commissions (approximately $198,000).

Professional fees increased as a result of higher consulting and accounting fees, partially offset by a decrease in legal expenses.

Other Expense

Other non-operating expense decreased by approximately $2,054,000 for the nine months ended September 30, 2014 compared with the comparable period in 2013. This decrease was primarily a result of reduction of financing costs (approximately $848,000) and a reduction in amortization of debt discount (approximately $1,103,000) recorded between the periods.

Liquidity and Capital Resources

We have funded our operations primarily through the private placement of equity and debt securities and public offerings of our common stock. For the year ending December 31, 2013, we received approximately $79.0 million in net proceeds from the issuance of shares of our common stock. As of September 30, 2014, we had cash and cash equivalents totaling approximately $67.0 million, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

On July 29, 2014, we entered into an underwriting agreement with Goldman Sachs & Co, or Goldman Sachs, as the representative of the underwriters named therein, or the Goldman Sachs Underwriters, relating to an underwritten public offering of 8,565,310 shares of our common stock. The price to the public in the offering was $4.67 per share. Under the terms of the underwriting agreement, we granted the Goldman Sachs Underwriters a 30-day option to purchase up to an additional 1,284,796 shares of our common stock. On July 30, 2014, the Goldman Sachs Underwriters exercised their option to purchase the additional 1,284,796 shares of our common stock. Net proceeds from this offering was approximately $42.8 million, after deducting underwriting discounts and commissions and other offering expenses. The offering closed on August 4, 2014.

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

We need substantial amounts of cash to complete the clinical development of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2014	2013
	(000)
Net cash flows used in operating activities	(30,236)	(15,999)
Net cash flows used in investing activities	(224)	(281)
Net cash flows provided by financing activities	43,268	74,299

Operating Activities

The use of cash in both periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The increase of approximately $14.2 million in cash used in operating activities for the nine months ended September 30, 2014 compared with the comparable period in the prior year was due primarily to research and development, and sales, general, and administrative costs. These were partially offset by an increase of approximately $4.9 million in revenue over the same periods.

Investing Activities

The use of cash in both periods consisted of patent costs, security deposits, and purchase of property and equipment. There was a minor reduction in cash used in investing activities for the nine months ended September 30, 2014 compared with the comparable period in 2013 due to the capitalization of patent and trademark costs in our initial year of phase 3 clinical trials in 2013.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the nine months ended September 30, 2014 consisted of the underwritten public offering of our common stock and stock option and warrant exercises.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There were no material changes in our commitments under contractual obligations during the nine months ended September 30, 2014

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of the ASU 2014-15 to have a material effect on our condensed consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. ASU 2014-09 is effective for public business entities, certain not-for-profit entities and certain employee benefit plans, for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under GAAP. We are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements and disclosures.

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

Changes in Internal Controls

During the three months ended September 30, 2014, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

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

We have incurred recurring net losses, including net losses of $28 million, $35 million, and $13 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of September 30, 2014, we had an accumulated deficit of approximately $118 million. We have generated limited revenue and have funded our operations to date primarily from public and private sales of equity and private sales of debt securities. We expect to incur substantial additional losses over the next several years as our research, development and clinical trial activities increase, especially those related to our hormone therapy drug candidates. As a result, we may never achieve or maintain profitability unless we successfully commercialize our products, in particular, our hormone therapy drug candidates. If we are unable to make required payments under any of our obligations for any reason, our creditors may take actions to collect their debts, including foreclosing on property that collateralizes our obligations. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

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

Three hormone therapy drug candidates are currently in various stages of clinical testing. We have begun phase 3 clinical trial of our estradiol and progesterone combination drug candidate, our progesterone alone drug candidate and our vaginal suppository estradiol drug candidate. Clinic trials are expensive, can take many years to complete and have highly uncertain outcomes. For example, we recently temporarily suspended enrollment in and subsequently stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. Failure can occur at any time during the clinical trial process as a result of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our future clinical trials may not be successful or may be more expensive or time-consuming than we currently expect. Prior to approving a new drug, the FDA generally requires that the safety and efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations the FDA approves drugs on the basis of a single well-controlled clinical trial. We believe we may be required to conduct only a single phase 3 clinical trial of each of our estradiol and progesterone combination drug candidate, our progesterone alone drug candidate and our vaginal suppository estradiol drug candidate for the treatment of VVA. However, in connection with our VVA drug candidate, the FDA has to date noted that in order to approve a drug based on a single trial, the trial would need to show statistical significance at a 0.01 level, and that a trial that is merely statistically significant may not provide sufficient evidence to support an NDA filing or approval of a drug candidate where the NDA relies on a single clinical trial. If clinical trials for any of our hormone therapy drug candidates fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA will not approve that drug and we would not be able to commercialize it, which will have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture our existing women’s health care products. For example, we depend on Lang Pharma Nutrition, or Lang, a full-service, private label and corporate brand manufacturer specializing in premium health benefit driven products, including medical foods, nutritional supplements, beverages, bars and functional foods in the dietary supplement category, to supply approximately 98% of our vitaMedMD and BocaGreen products. In certain circumstances, including our failure to satisfy our production forecasts to Lang, we may be obligated to reimburse Lang for the costs of excess raw materials purchased by Lang that it cannot use in another product category that it then sells. We also rely on third-party contract manufacturing organizations, or CMOs, to supply our hormone therapy drug candidates for use in the conduct of our clinical trials. We rely on these third parties to manufacture these products in accordance with our specifications and in compliance with applicable regulatory requirements. We do not have long-term contracts for the commercial supply of our products or our hormone therapy drug candidates. We intend to pursue long-term manufacturing agreements, but we may not be able to negotiate such agreements on acceptable terms, if at all.

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

The products we currently market, including the vitamins and cosmetic creams, and the pharmaceutical products we are developing and planning to develop in the future, are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments and their respective foreign equivalents. The FDA regulates dietary supplements, cosmetics and drugs under different regulatory schemes. For example, the FDA regulates the processing, formulation, safety, manufacturing, packaging, labeling, and distribution of dietary supplements and cosmetics under its dietary supplement and cosmetic authority, respectively. The FDA also regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products under various regulatory provisions. If any drug products we develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

We sell our prescription dietary supplement products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. However, over 74.93% of our product shipments since inception were to only four customers. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

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

As of September 30, 2014, we had 96 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, and other resources and, depending on our commercialization strategy, we may further expand our employee base for sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our hormone therapy drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

The trading price of our common stock on NYSE MKT is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include the following:

•	any delay our phase 3 clinical trials for our hormone therapy drug candidates;
•	adverse results or delays in clinical trials;
•	any delay in filing our NDAs for our hormone therapy drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of the NDAs, including the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•	changes in laws or regulations applicable to our products or proposed products, including clinical trial requirements for approvals;
•	unanticipated serious safety concerns related to the use of our hormone therapy drug candidates;
•	a decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•	the inability to obtain adequate clinical supply for our hormone therapy drug candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;

•	the introduction of new products or technologies offered by us or our competitors;
•	the effectiveness of our or our potential strategic partners’ commercialization efforts;
•	developments concerning our sources of manufacturing supply and any commercialization strategic partners;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	the inability to effectively manage our growth;
•	actual or anticipated variations in quarterly operating results;
•	the failure to meet or exceed the estimates and projections of the investment community;
•	the overall performance of the U.S. equity markets and general political and economic conditions;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	additions or departures of key scientific or management personnel;
•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•	sales of our common stock by us or our stockholders in the future;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	the trading volume of our common stock;
•	increases in our common stock available for sale upon expiration of lock-up agreements;
•	effects of natural or man-made catastrophic events or other business interruptions; and
•	other events or factors, many of which are beyond our control.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 2, 2014, we issued 10,000 shares of our common stock upon the exercise of warrants previously issued to an outside service provider.  We received proceeds of $13,000 in connection with this exercise.  On August 19, 2014, we issued 35,000 shares, 61,711 shares and 87,500 shares of our common stock upon the exercise of warrants previously issued to outside service providers. We received proceeds of $24,000, $13,300 and $23,450, respectively, in connection with each of these three exercises. Proceeds from these transactions were used in working capital. The shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit	Date	Description

1.1	July 29, 2014	Underwriting Agreement, dated July 29, 2014, between the Company and Goldman, Sachs & Co., as the representative of the several underwriters named in Schedule I thereto (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2014 and incorporated herein by reference).
31.1*	November 7, 2014	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	November 7, 2014	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	November 7, 2014	Section 1350 Certification of Chief Executive Officer
32.2*	November 7, 2014	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

_______________________

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 7, 2014

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)

