Form 10-K
period 2014-12-31
TherapeuticsMD, Inc.
filed 2015-03-12
CIK 25743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

_______________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

Commission File Number 001-001000

_______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (90,410,979 shares) based on the closing price of the registrant’s common stock as reported on NYSE MKT on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $399,616,527. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 6, 2015, there were outstanding 171,715,551 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10- K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

THERAPEUTICSMD, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2014

________________________________________________________________________________________________

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

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report in the section entitled “Risk Factors” that you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. We do not undertake to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

Item 1.	Business

Overview

Our Company

We are a women’s health care product company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are created from a platform of hormone technology that enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins.

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

Throughout this Annual Report, the terms “we,” “us,” “our,” “TherapeuticsMD,” or “our company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation, or BocaGreen.

Hormone Therapy Market

The menopause hormone therapy market includes two major components: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. On November 27, 2013, the Drug Quality and Security Act became law and the FDA was given additional oversight over compounding pharmacies. We believe FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as bioidenticals, when produced and sold by compounding pharmacies are not easily measured or monitored. We estimate the non-FDA approved compounded bioidentical hormone therapy sales of estradiol and progesterone products by compounding pharmacies approximate $1.5 billion per year and the FDA-approved market approximates $4.2 billion per year. Our phase 3 clinical trials are intended to establish an indication of the safety and efficacy of our bioidentical drug candidates at specific dosage levels. We intend our hormone therapy drug candidates, if approved, to provide hormone therapies with well characterized safety and efficacy profiles that can be consistently manufactured to target specifications. This would provide an alternative to the non-FDA approved compounded bioidentical market. This is based on our belief that our drug candidates will offer advantages in terms of demonstrated safety and efficacy consistency in the hormone dose, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains than custom order or formulation by individual compounders.

Pipeline of our Hormone Therapy Drug Candidates

TX-001HR

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal discomfort, for post-menopausal women with an intact uterus. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone biologically identical, or bioidentical, to the estradiol and progesterone produced by the ovaries, would be approved for use in a single combined product. According to Symphony Health Solutions, the total FDA-approved market for menopause-related combination estrogen/progestin was approximately $659 million in U.S. sales for the 12 months ended December 31, 2014.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body. If approved by the FDA, we believe TX-002HR will be similarly effective to traditional treatments, but may be effective at lower dosages. According to Symphony Health Solutions, the total FDA-approved market for oral progestin was approximately $400 million in U.S. sales for the 12 months ended December 31, 2014.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. According to Symphony Health Solutions, the total FDA-approved market for oral estradiol was approximately $131 million in U.S. sales for the 12 months ended December 31, 2014.

TX-004HR

TX-004HR is a vaginal suppository estradiol drug candidate for the treatment of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. According to Symphony Health Solutions, the total FDA-approved market for VVA treatment was approximately $1.3 billion in U.S. sales for the 12 months ended December 31, 2014.

Preclinical Development

Based upon leveraging our hormone platform technology, we have seven preclinical projects that include development of our proposed progesterone-alone and combination estradiol and progesterone products in a topical cream and transdermal patch form, which we refer to as TX-005HR and TX-006HR, respectively, and transdermal patch form, which we refer to as TX-007HR and TX-008HR, respectively. We recently completed a pilot pharmacokinetic, or PK, study of TX-005HR in eight patients that tested the topical administration on the upper arm of 50 mcg of estradiol and 25 mg of progesterone. The results of the PK study suggest that topical formulations of estradiol and progesterone may be possible using our proprietary solubilized forms of the compounds. We intend to file an IND with respect to TX-005HR and TX-006HR during the second half of 2015 and then commence phase 1 clinical trials. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We are also evaluating various other indications for our hormone technology, including oral contraception, treatment of preterm birth, and premature ovarian failure. According to Symphony Health Solutions, the total FDA-approved menopause-related market for estrogen alone and in combination was approximately $3.7 billion in U.S. sales for the 12 months ended December 31, 2014.

Current Products

As we continue the clinical development of our hormone therapy drug candidates, we continue to manufacture and distribute our prescription and OTC product lines, consisting of prenatal vitamins, iron supplements, vitamin D supplements, and natural menopause relief products under our vitaMedMD® brand name and duplicate formulations of some of our prescription prenatal vitamin products, also referred to as “generic” formulations, under our BocaGreenMD® Prena1™ name. All of our prenatal vitamins are gluten-, sugar-, and lactose-free. We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients.

Industry and Market

Health Care and Pharmaceutical Market

According to EvaluatePharma® World Preview report, the pharmaceutical industry experienced an unprecedented decline in worldwide prescription drug sales in 2012. Worldwide prescription drug sales fell by 1.6% to $714 billion in 2012, with the United States representing about 36% of the market. Loss of patent protection on a number of blockbuster brands and fiscal austerity affecting Eurozone countries (compounded by a weak euro compared to the U.S. Dollar) contributed to this unprecedented contraction. In total, $38 billion of sales were lost as a result of expired patent protection, including drugs such as Lipitor and Plavix. According to the report, this anomaly is not expected to continue and sustained sales growth should start returning at the end of 2013 at an average rate of 3.8% per annum between 2012 and 2018.

In terms of numbers of new drug approvals in the United States, 2012 was the best year since 1997 when the Pfizer drug, Lipitor, was approved. But perhaps more important than the large number of approvals in 2012 (45 versus 35 in 2011), quality was also significantly better than in previous years, as judged by analysts’ consensus expectations of sales five-year post launch.

Women’s Health Care Market

According to the GBI Research (a provider of industry-leading business intelligence solutions on a global basis) report “Women’s Health Therapeutic Market through 2018,” the women’s health therapeutics market is one of the most attractive markets in the global pharmaceutical industry. Hormone therapy, gynecological disorders, and musculoskeletal disorders in women are the prime areas of focus in the women’s health therapeutics market. The women’s health therapeutics market in the United States was valued at $12.5 billion in 2011. Revenues are projected to increase to $15.1 billion in 2018 at a compound and growth rate of 2.7%. This can be attributed to the launch of new drug molecules.

Hormone Therapy Market

Menopause is the spontaneous and permanent cessation of menstruation, which naturally occurs in most women between the ages of 40 and 58. It is defined as the final menstrual period and is confirmed when a woman has not had her period for 12 consecutive months. These symptoms are caused by the reduced levels of circulating estrogen as ovarian production shuts down. The symptoms include hot flashes, night sweats, sleep disturbances, and vaginal dryness. According to Symphony Health Solutions, prescriptions for hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis generated total sales of over $4.2 billion on over 35 million prescriptions for the 12 months ended December 31, 2014. Oral hormone therapy accounted for $2.0 billion on 23 million prescriptions over the same time period.

Prescriptions for menopausal hormone therapy in the United States dropped significantly following the Women’s Health Initiative, or WHI, study in 2002, which found that subjects using estrogen plus synthetic progestin had, among other things, a greater incidence of coronary heart disease, breast cancer, stroke, and pulmonary embolism. A number of additional studies regarding the benefits and risks of hormone therapy have been conducted over the last decade since the WHI results were first published. In general, recommendations for hormone therapy use are to be judged on an individual basis, and the FDA recommends that women with moderate to severe menopausal symptoms who want to try menopausal hormone therapy for relief use it for the shortest time needed and at the lowest effective dose.

There were approximately 41.7 million women in the United States between the ages of 45 and 64 in 2010, projected to increase slightly (2.8%) to 42.9 million in 2015 and to approximately 44.3 million in 2040, according to the 2010 National Census population figures. These women are the target market for hormone therapy to treat menopausal related symptoms.

Hormone Therapy Products

Estrogen (with or without a progestin) is the most effective treatment of vasomotor symptoms due to menopause according to the North American Menopause Society, or NAMS. According to Symphony Health Solutions, sales of total FDA-approved oral, transdermal, and suppository estrogen (with and without a progestin) hormone therapy products were approximately $3.7 billion for the 12 months ended December 31, 2014, an approximately 7% increase over the prior year. The three primary hormone therapy products are estrogen, progestin, and combination of estrogen and progestin, which are produced in a variety of forms, including oral tablets or capsules, skin patches, gels, emulsion, or vaginal suppositories and creams.

Estrogen-Only Therapies

Estrogen therapies are used to treat vasomotor symptoms due to menopause that are a direct result of the decline in estrogen levels associated with ovarian shutdown at menopause. Estrogen therapy has been used to manage these symptoms for more than 50 years. Estrogen is a generic term for any substance, natural or synthetic, that exerts biological effects characteristic of estrogenic hormones, such as estradiol. Based upon the age demographic for all women receiving prescriptions for estrogen therapy and the average age range during which women experience vasomotor symptoms, we believe that estrogen is primarily used for the treatment of vasomotor symptoms, but also prescribed for the prevention of osteoporosis.

Estrogen-only therapy, or ET, is used primarily in women who have had a hysterectomy and have undergone a surgical menopause, as those women do not require a progestin to protect the uterine endometrium from proliferation. Approximately 433,000 women undergo a hysterectomy each year in the United States according to the United States Centers for Disease Control and Prevention. Sales of FDA-approved ET were approximately $3.0 billion for the 12 months ended December 31, 2014, according to Symphony Health Solutions.

ET is also used for the treatment of VVA, which has a variety of indications, including vaginal dryness, vaginal itching and irritation, painful intercourse, painful urination, and other symptoms. Sales of FDA-approved ET for VVA were approximately $1.3 billion for the 12 months ended December 31, 2014, according to Symphony Health Solutions.

ET is also approved for the prevention of osteoporosis. Multiple studies conducted on various estrogen compositions, including studies published in the Journal of the American Medical Association in 2002, Osteoporosis International in 2000, The Lancet in 2002, Maturitas in 2008, and Climacteric in 2005, demonstrated efficacy based on increases in bone mineral density. Epidemiological and some fracture prevention studies, such as the study published in the New England Journal of Medicine in 1980, also have demonstrated a decrease in bone fractures as a result of ET.

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

Estrogen/Progestin Combination Products

Progestins are used in combination with estrogen in post-menopausal women with uteruses to avoid an increase in the incidence of endometrial hyperplasia, which is a condition caused by chronic use of estrogen alone by a woman with a uterus and is associated with an increased incidence of uterine, or endometrial, cancer. Studies have shown that, after one year, the incidence of endometrial hyperplasia is less than 1% in women taking estrogen/progestin combinations, in contrast to up to 20% in women taking estrogen alone. In accordance with FDA recommendations, doctors typically recommend that a menopausal or post-menopausal woman who has a uterus take estrogen plus a progestin, either as a combination drug or as two separate drugs. Symphony Health Solutions estimates that sales of FDA-approved estrogen/progestin combinations were approximately $659 million in the United States for the 12 months ended December 31, 2014.

Limitations of Existing Estrogen/Progestin Therapies

The most commonly prescribed progestin is a synthetic progestin (medroxyprogesterone acetate), which can cause some women to experience painful vaginal bleeding, breast tenderness, and bloating and may reduce cardio-protective benefits potentially associated with estrogen therapy by limiting the estrogen’s ability to raise high-density lipoprotein cholesterol, or good cholesterol, and low-density lipoprotein, or bad cholesterol.

A widely prescribed naturally occurring progesterone is known as Prometrium® (progesterone USP), sold by AbbVie Inc. Natural progesterone is used in combination with estrogen for hormone therapy; however, we believe there are currently no FDA-approved hormone therapy combination products with natural progesterone.

Prenatal Vitamin Market

According to the American Pregnancy Association, approximately six million women become pregnant each year, resulting in approximately four million births. Of these women, over 75% receive prenatal care during the first trimester, and most doctors encourage taking a prenatal vitamin as the recommended standard of care. Prenatal vitamins are usually dietary supplements intended to be taken before and during pregnancy and during postnatal lactation that provide nutrients recognized by various health organizations as helpful for a healthy pregnancy outcome.

There are hundreds of prenatal vitamins available, with both prescription and OTC choices. According to Symphony Health Solutions’ PHAST 2.0 Report, during the 12 months ended November 30, 2014, approximately 8.2 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $399 million, with sales between branded and generic products split nearly evenly. According to the 2012 Gallup Target Market Report on Prenatal Vitamins, supplement use has been fairly constant overall between 2008 and 2011. However, shifts have occurred in terms of types used, with the trend toward OTC prenatal vitamins and away from prescription prenatal vitamins. During this same period, the use of OTC products surpassed the use of prescription products, largely driven by increased use among women currently pregnant.

Our Business Model

We are a women’s health care product company focused on creating and commercializing products targeted exclusively for women, including products specifically for pregnancy, childbirth, nursing, pre-menopause, menopause, and post-menopause. We intend to use our current prescription and OTC product lines, consisting of prenatal vitamins, iron supplements, vitamin D supplements, and natural menopause relief products, as the foundation of our business platform. If approved and commercialized, our hormone therapy drug candidates will allow us to enter the $4.2 billion hormone therapy market, based on 2014 total sales of the hormone therapy market, according to Symphony Health Solutions.

Our current product line is marketed and sold by a direct national sales force that calls on health care providers in the OB/GYN market space, as well as through our website to consumers who have been referred to our website by physicians. We market our prescription and OTC prenatal vitamins and other products under our vitaMedMD brand name and duplicate formulations of our prescription prenatal vitamin products, also referred to as “generic” formulations, under our BocaGreenMD brand name. We believe that our vitaMedMD brand name has become a recognized name for high quality women’s health care, while our BocaGreenMD products provide physicians, women, and payors with a lower cost alternative for prenatal supplements. We intend to leverage our existing relationships and distribution system to introduce our hormone therapy drug candidates, if approved, which we believe will enable us to provide a comprehensive line of women’s health care products all under one brand.

Our sales model focuses on the “4Ps”: patient, provider, pharmacist, and payor. We market and sell our current products primarily through a direct national sales force of approximately 34 full-time professionals that calls on health care providers in the OB/GYN market space, as well as through our website directly to consumers. In addition, our products allow health care providers to offer an alternative to patients to meet their individual nutritional and financial requirements related to co-payment and cost-of-care considerations and help patients realize cost savings over competing products. We also believe that our combination of branded, generic, and OTC lines offers physicians, women, and payors cost-effective alternatives for top-quality care. We supply our prescription products to consumers through retail pharmacies. We market our OTC products either directly to consumers via our website and phone sales followed by direct shipment to their homes or offices or through physicians who then re-sell them to their patients. Our fully staffed customer care center uses current customer relationship management software to respond to health care providers, pharmacies, and consumers via incoming and outgoing telephone calls, e-mails, and live-chat. We also facilitate repeat customer orders for our non-prescription products through our website’s auto-ship feature.

As health care becomes increasingly consumer driven, patients are seeking more information, control, and convenience, which places additional time and financial pressures on physicians, and as a result, physicians are looking for improved ways to provide better service to their patients. A recent study by IMS Health Inc. concluded that physicians desire fewer but more encompassing relationships with companies that can provide more valuable information, deliver more relevant services, and better respond to specific needs of their practice and patients. Our goal is to meet this challenge by focusing on the opportunities in women’s health, specifically the OB/GYN market, to provide a better customer experience for physician, payor, and patient through the following means:

•	We believe we will offer physicians a comprehensive product line of women’s health care products, including our hormone therapy drug candidates, if approved.

•	Our hormone therapy drug candidates are designed to use the lowest effective dose for the shortest duration.

•	We believe the attributes of our dietary supplements will result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality products incorporating patented ingredients, such as Quatrefolic®, FOLMAX®, FePlus®, and pur-DHA™. All of our prenatal vitamins are gluten-, sugar-, and lactose-free.

•	We strive to improve our existing products and develop new products to generate additional revenue through our existing sales channels.

•	We believe health care providers are able to offer alternatives to patients that meet the patient’s individual nutritional and financial requirements and help patients realize cost savings over competing products.

•	Health care provider practices that choose to dispense our OTC products directly to their patients through their offices could earn revenue from the sale of the products.

•	Improved patient education, a high level of patient compliance, and reduced cost of products all result in lower cost of care for payors and improved outcomes for patients.

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

Geographical Expansion. We plan to expand our geographic market and sales team to cover the entire country by increasing our current 37 sales territories to 60 sales territories by the end of 2016.

Introducing New Products. We continue to develop our hormone therapy drug candidates which currently consist of a (1) bioidentical oral combination of progesterone and estradiol product, and (2) a suppository VVA estradiol product.

Our Current Product Lines

We offer a wide range of products targeted for women’s health specifically associated with pregnancy, child birth, nursing, post-child birth, and menopause, including prescription and OTC prenatal vitamins, iron supplements, vitamin D supplements, and natural menopause relief products under our vitaMedMD brand name and duplicate formulations of some of our prescription prenatal vitamin products, referred to as “generic” formulations, under our BocaGreenMD Prena1 name.

For the years ended December 31, 2014, 2013 and 2012, approximately 98%, 98%, and 97%, respectively, of our consolidated revenue was generated by our prenatal vitamin products. Our prenatal vitamin products are marketed as either OTC products or prescription products. Our OTC and prescription prenatal vitamin products are generally variations of the same product with modifications in formulation and marketing. The primary significant difference between our OTC and prescription prenatal vitamin products is the source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while purchasers of our prescription prenatal vitamin products pay for the product via third-party payor. For both our OTC and prescription prenatal vitamin products, we employ the same sales force and marketing team to sell and market our products.

In March 2012, we launched our first prescription prenatal vitamin, vitaMedMD Plus Rx, with subsequent launches of our second prescription prenatal vitamin, vitaMedMD One Rx, in April 2012 and our third prescription prenatal vitamin, vitaMedMD RediChew™ Rx, in May 2012. In the fourth quarter of 2012, we launched our BocaGreenMD Prena1 line of prescription prenatal vitamins, which included three prescription prenatal vitamins that were generic formulations of our vitaMedMD-branded prescription prenatal vitamins. In the first quarter of 2014, we introduced a new prescription prenatal vitamin product under our branded vitaMedMD name as vitaPearl and under our generic Prena1 name as Prena1 Pearl, which features a unique, proprietary combination of FOLMAX™, FePlus™, and pur-DHA™. Our product line is detailed below.

vitaPearl™

vitaPearl is our newest prescription product and a complete prenatal vitamin in one tiny pearl. vitaPearl provides 40% more folic acid as Flowmax™, our proprietary modified-release folic acid than the leading prescription prenatal vitamin. vitaPearl delivers 14 key vitamins and minerals plus 200 mg of DHA, as par-DHA™, providing comprehensive support for a women and her body whether she is planning a pregnancy, pregnant, or nursing.

vitaMedMD Plus

vitaMedMD Plus is a once-daily, two pill combo pack that contains a complete multivitamin with 16 essential vitamins and minerals and 300 mg of plant based docosohexaenoic acid, or DHA, and is vegan and Kosher certified.

vitaMedMD One Prenatal Multivitamin

vitaMedMD One is a single-dose daily multivitamin that provides 14 vitamins and minerals and 200 mg of plant-based DHA. Each convenient, easy-to-swallow softgel features 975 mcg of folic acid.

vitaMedMD Plus Rx Prenatal Multivitamin

vitaMedMD Plus Rx is a once-daily, two pill combo prescription product containing one prenatal vitamin tablet with Quatrefolic®, the fourth generation folate, and one plant-based DHA 300 mg capsule. Quatrefolic® is a registered trademark of Gnosis S.P.A. All minerals, including iron, zinc, and copper, are chelated to improve absorption.

vitaMedMD One Rx Prenatal Multivitamin

vitaMedMD One Rx is a prescription product with a single-dose daily multivitamin that provides 14 vitamins and minerals, Quatrefolic®, and 200 mg of plant-based DHA.

vitaMedMD RediChew® Rx Prenatal Multivitamin

vitaMedMD RediChew® Rx is a prescription, easy-to-chew, small, vanilla-flavored tablet containing Quatrefolic®, vitamin D3, vitamin B2, vitamin B6 and vitamin B12. We believe vitaMedMD RediChew Rx is an excellent option for women who have difficulty swallowing tablets or softgels, or are experiencing nausea and morning sickness.

vitaMedMD Iron 21/7

vitaMedMD Iron 21/7 is an iron replacement supplement with a three weeks-on/one week-off dosing schedule intended to maximize absorption and enhance tolerability. It is formulated with 150 mg of chelated iron to help improve tolerability and limit typical side effects associated with iron replacements. Each easy-to-swallow single tablet serving also includes 800 mcg of folic acid, plus vitamins C and B12, and succinic acid to aid in absorption.

vitaMedMD Menopause Relief

vitaMedMD Menopause Relief offers a natural treatment for hot flashes, night sweats, and mood disturbances. Each single tablet dosage delivers 120 mg of Lifenol®, a well-studied female hops extract recognized for its potency and support in alleviating hot flashes, plus plant phytoestrogens. It also includes calcium and vitamin D3 for added bone support.

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

BocaGreenMD Prena1 Pearl

BocaGreenMD Prena1 Pearl is our newest prescription product and a complete prenatal vitamin in one tiny pearl. vitaPearl provides 40% more folic acid than the leading prescription prenatal vitamin. vitaPearl delivers 14 key vitamins and minerals plus 200 mg of DHA, providing comprehensive support for a women and her body whether she is planning a pregnancy, pregnant, or nursing.

BocaGreenMD Prena1 Chew

BocaGreenMD Prena1 Chew is a prescription, single daily easy-to-chew, vanilla-flavored tablet well-suited for women planning a pregnancy and those with difficulty swallowing tablets or capsules or when nausea or morning sickness make taking tablets or capsules difficult.

Our Hormone Therapy Drug Candidates

We have obtained FDA acceptance of our IND applications to conduct clinical trials for four of our proposed products: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our estradiol alone vaginal suppository.

TX-001HR

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal dryness, for post-menopausal women with an intact uterus. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to the estradiol and progesterone produced by the ovaries, would be approved for use in a single combined product.

On September 5, 2013, we initiated the REPLENISH trial, a multicenter, double-blind, placebo-controlled, phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five treatment arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. We intend to enroll approximately 1,750 patients at approximately 100 sites. We currently anticipate that enrollment in the REPLENISH Trial will be completed in the first-half of 2015 and that results of the trial will be reported in the middle of 2016. Based on such timeline and successful reports of the trial, we would anticipate filing a New Drug Application, or NDA, for TX-001HR during the first-half of 2016 and that such NDA would be approved by the FDA during the first-half of 2017.

We previously conducted a PK study of TX-001HR to demonstrate that our drug candidate is bioequivalent to the reference listed drug based on the criterion that the 90% confidence interval on the test-to-reference ratio is contained entirely within the interval 80% to 125%. The study compared our combined capsule TX-001HR of 2 mg estradiol and 200 mg of progesterone to 2 mg of Estrace® and 200 mg of Prometrium®.

The study compared the mean plasma concentrations for free estradiol between TX-001HR and Estrace® in 62 female test subjects. When the results of a single dose-fed study were compared over 48 hours by the test drug versus reference drug, the ratio was 0.93 with the standard deviation within the subject being 0.409 for an upper 95% confidence bound of -0.089. The maximum plasma concentration levels of free estradiol showed that the drug -versus -reference drug ratio was 0.88 with the standard deviation within the subject being 0.344 for an upper 95% confidence bound of -0.040 over 48 hours.

The study also compared the mean plasma concentrations for progesterone between TX-001HR and Prometrium® in 62 female test subjects. When the results were compared over 48 hours of the test that the drug-versus-reference drug, the ratio was 1.05 with the standard deviation within the subject being 0.956 for an upper 95% confidence bound of -0.542. The maximum plasma concentration levels of progesterone showed drug versus reference drug ratio as 1.16 with the standard deviation within the subject being 1.179 for an upper 95% confidence bound of -0.785 over 48 hours.

We believe these data are sufficient to demonstrate the bioequivalence of TX-001HR to Estrace® and Prometrium® based on the criteria for demonstrating bioequivalence established in connection with the study. On September 5, 2013, we began enrollment of the REPLENISH trial, a multicenter, double-blind, placebo-controlled, phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five treatment arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. We intend to enroll approximately 1,750 patients at approximately 100 sites. We currently anticipate that enrollment in the REPLENISH Trial will be complete in 2015 and that results of the trial will be reported in 2016.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages.

In January 2014, we began recruitment of patients in the SPRY trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY trial encountered enrollment challenges because of Institutional Review Board, or IRB, approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we temporarily suspended enrollment and in October 2014 we stopped the SPRY trial in order to update the phase 3 protocol based on discussions with the FDA. We intend to update the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if approved by the FDA, will allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol that we intend to propose.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate would be chemically identical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate.

TX-004HR

TX-004HR is a vaginal suppository estradiol drug candidate for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments.

We initiated the REJOICE trial, a multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause. We are conducting a single 12 week study, evaluating three different doses of estradiol: 4 mcg, 10 mcg and 25 mcg versus placebo. The FDA has to date noted that in order to approve a drug based on a single trial, the trial would need to show statistical significance at a 0.01 level. The study has been designed to include four primary endpoints: the reduction of vaginal pH levels to less than 5.0, an increase in superficial cells, a decrease in parabasal cells and the improvement of dyspareunia. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA. The trial is designed to enroll approximately 700 patients across approximately 100 sites. We currently anticipate that enrollment in the REJOICE trial will be complete during the second quarter of 2015 and that results of the trial will be reported during the third quarter of 2015. Based on such timeline and successful reports of the trial, we would anticipate filing an NDA for TX-004HR during the fourth quarter of 2015 and that such NDA would be approved by the FDA during the fourth quarter of 2016.

In August 2013, we initiated a phase 2 clinical trial for VVA, designed to measure the effect of TX-004HR on certain clinical endpoints, including a study candidate’s pH levels, vaginal cytology, and most bothersome symptom of VVA, out of the symptoms identified in FDA guidance. Based upon our phase 2 results, we believe we have a rapidly acting product that differs substantially from the reference listed drug Vagifem® sold by Novo Nordisk.

Preclinical Development

Based upon leveraging our hormone platform technology, we have seven preclinical projects that include development of our proposed progesterone-alone and combination estradiol and progesterone products in a topical cream and transdermal patch form, which we refer to as TX-005HR and TX-006HR, respectively, and transdermal patch form, which we refer to as TX-007HR and TX-008HR, respectively. We recently completed a pilot pharmacokinetic, or PK, study of TX-005HR in eight patients that tested the topical administration on the upper arm of 50 mcg of estradiol and 25 mg of progesterone. The results of the PK study suggest that topical formulations of estradiol and progesterone may be possible using our proprietary solubilized forms of the compounds. We intend to file an IND with respect to TX-005HR and TX-006HR during the second half of 2015 and then commence phase 1 clinical trials. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We are also evaluating various other indications for our hormone technology, including oral contraception, treatment of preterm birth, and premature ovarian failure. According to Symphony Health Solutions, the total FDA-approved menopause-related market for estrogen alone and in combination was approximately $3.7 billion in U.S. sales for the 12 months ended December 31, 2014.

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

Our national rollout strategy has been to focus first on the largest metropolitan areas in the United States. In order to accelerate the sales ramp-up in a new territory, we employ a national sales/large practice sales effort to identify key practices in new or expanding markets. Concurrent with our provider sales effort, we work with commercial insurance payors for partnerships in which the payor can support the prescription and/or recommendation of our products for the benefit of the patient, physician, and payor, with an end result of providing better outcomes for all three constituents.

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

We believe our sales force has developed strong relationships and partnerships in the OB/GYN market to sell our current products. We have also established relationships with some of the largest OB/GYN practices in their respective markets. By delivering additional products through the same sales channel, we believe we can leverage our already deployed assets to increase our sales and achieve profitability. We intend to leverage and grow our current marketing and sales organization to commercialize our drug candidates in the United States assuming the successful completion of the FDA regulatory process.

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

Competition

Pharmaceutical Industry

The pharmaceutical industry is subject to intense competition and is characterized by extensive research efforts and rapid technological change. Competition in our industry occurs in a variety of areas, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at lower cost, and developing new products to provide benefits superior to those of existing products. Most major pharmaceutical companies, as well as numerous specialty pharmaceutical companies, sell products in the women’s health sector of the pharmaceutical industry, which is comprised of products designed for post-pubescent females and is generally considered very fragmented. There are many companies focused on the women’s health sector of the pharmaceutical industry that have significantly greater financial and other resources than we do, including generic manufacturers, drug compounding pharmacies, and large pharmaceutical companies. In addition, academic and other research institutions could be engaged in research and development efforts for the indications targeted by our products.

Hormone Therapy Market

The menopause hormone therapy market includes two major components: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. On November 27, 2013, the Drug Quality and Security Act became law and the FDA was given additional oversight over compounding pharmacies. We believe FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as bioidenticals, when produced and sold by compounding pharmacies, are not easily measured or monitored. Our phase 3 clinical trials are intended to establish an indication of the safety and efficacy of our bioidentical drug candidates at specific dosage levels. We intend our hormone therapy drug candidates, if approved by the FDA, to provide hormone therapies with well characterized safety and efficacy profiles that can be consistently manufactured to target specifications. This would provide an alternative to the non-FDA approved compounded bioidentical market. This aim is based on our belief that our drug candidates will offer advantages in terms of demonstrated safety and efficacy consistency in the hormone dose, lower patient cost as a result of insurance coverage and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause. The combination of estradiol and progesterone for the treatment of moderate to severe vasomotor symptoms due to menopause for postmenopausal women with an intact uterus is comprised of two components: the FDA-approved drug market and the non-FDA-approved compounded drug market. According to the PHAST Prescription Monthly by Symphony Health Solutions, the U.S. FDA-approved market for menopause-related combination estradiol and progesterone was approximately $659 million for the 12 months ended December 31, 2014. The largest competitors in the FDA-approved market are PREMARIN cream (Pfizer), generic estradiol and progestins (TEVA), FemHRT (Warner Chilcott), Angeliq (Bayer), and Activella (Novo Nordisk), with sales of PREMARIN cream constituting a majority of such sales. None of the current FDA-approved drugs for the treatment of moderate to severe vasomotor symptoms due to menopause is bioidentical to the estradiol and progesterone produced by the ovaries. Based on various reports, included data recently presented at the North American Menopause Society, including Knowledge, Use, and Prescribing of Custom-Compounded Bioidentical Hormones for Menopausal Women: It’s Not What You Think, by JoAnn V. Pinkerton, et al., we estimate that U.S. sales of non-FDA -approved compounded combination estradiol and progesterone products approximate $1.5 billion per year. The market for non-FDA -approved compounded hormone therapy products is generally considered very fragmented because the products are prepared and sold by individual compounding pharmacies. We believe that TX-001HR, if approved by the FDA, would represent the first time a bioidentical combination product of estradiol and progesterone would be approved for use in a single combined product.

TX-002HR, our progesterone only drug candidate, is for the treatment of secondary amenorrhea. According to PHAST Prescription Monthly by Symphony Health Solutions, the U.S. progesterone alone oral market for 2014 was approximately $400 million. The largest competitors in the progestin alone oral market are Aygestin tablets (TEVA), Provera tablets (Pfizer), and Prometrium capsules (AbbVie). We believe that TX-002HR, if approved by the FDA, would provide for treatment of secondary amenorrhea without the potentially allergenic component of peanut oil found in existing products.

TX-004HR, our vaginal suppository estradiol drug candidate, is undergoing clinical trials for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. According to the PHAST Prescription Monthly by Symphony Health Solutions, the U.S. market for vaginal suppository estradiol for the treatment of VVA in post-menopausal women was approximately $1.3 billion for the 12 months ended December 31, 2014. Approximately $1.15 billion of such sales were by three products currently on the market: PREMARIN cream (Pfizer), ESTRACE cream (Warner Chilcott), and Vagifem tablets (Novo Nordisk). We believe that TX-004HR, if approved by the FDA, will be at least as effective as the existing treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments.

Prenatal Vitamin Market

The prenatal vitamin market is highly fragmented, with dozens of companies selling hundreds of competitive products. Prenatal vitamin products are marketed as either OTC products or prescription products, with many companies marketing their products through both channels. According to Symphony Health Solutions’ PHAST 2.0 Report, during the 12 months ended December 31, 2014, approximately 8.2 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $399 million. According to the 2012 Gallup Target Market Report on Prenatal Vitamins, supplement use has been fairly constant overall between 2008 and 2011. However, shifts have occurred in terms of types used, with the trend toward OTC prenatal vitamins and away from prescription prenatal vitamins. We estimate that the U.S. OTC prenatal vitamin market is approximately $800 million a year.

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

Availability of and Dependence Upon Suppliers

We currently obtain approximately 97% of our vitaMedMD and BocaGreenMD products from Lang Pharma Nutrition, or Lang, a full-service, private label and corporate brand manufacturer specializing in premium health benefit driven products, including medical foods, nutritional supplements, beverages, bars, and functional foods in the dietary supplement category. As a result, we are dependent on Lang and its subcontractors for the manufacture of most of our products. We believe the terms of our agreements with Lang are competitive with other suppliers and manufacturers. Although we anticipate continuing our relationship with Lang, we believe that we could obtain similar terms with other suppliers to provide the same services. We have experienced no difficulties in obtaining the products we need in the amounts we require and do not anticipate those issues in the future.

Manufacturing of Our Products

Our vitamin products are manufactured in accordance with the FDA’s current Good Manufacturing Practice, or cGMPs, for dietary supplements. In addition, we employ an outside third party to enforce rigorous quality audits.

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

We use third-party manufacturers to source key raw materials and manufacture and package our products. The FDA must approve the manufacturing facility for compliance with the FDA’s cGMP regulations before an NDA for a new drug is approved. Accordingly, we intend to engage only those third-party contract manufacturers that have consistently shown the ability to satisfy these requirements for our hormone therapy drug candidates.

Quality Control for our Products

A quality assurance team establishes process controls and documents and tests every stage of the manufacturing process to ensure we meet product specifications and that our finished products contain the correct ingredients, purity, strength, and composition in compliance with FDA regulations. We test incoming raw materials and finished goods to ensure they meet or exceed FDA and U.S. Pharmacopeia standards, including quantitative and qualitative assay and microbial and heavy metal contamination.

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

Distribution of our Products

We use a variety of distribution channels dependent upon product type. We sell our prescription prenatal vitamins to patients through their pharmacies. Since the launch of our prescription products, in addition to third-party logistics providers, we use some of the same national and regional distributors as other pharmaceutical companies, including Cardinal, McKesson, AmerisourceBergen, H.D. Smith, and Smith Drug. Wholesaler product inventory is monitored daily and sales out is monitored weekly. National and regional retail chain pharmacies are also an area of focus to make sure our products are purchased and dispensed properly. We sell our OTC products directly to consumers via our website and phone sales and the products are shipped directly from us to the consumer’s home or office. In a few instances, we sell OTC product to physicians who then sell the products directly to their patients.

Customer Service

Our goal is 100% customer satisfaction by consistently delivering superior customer experiences before, during, and after the sale. To achieve this goal, we maintain a fully -staffed customer care center that uses current customer relationship management software to respond to health care providers, pharmacies, and consumers and accept orders for non-prescription products via incoming and outgoing telephone calls, e-mails, and live-chat. We believe our customer service initiatives allow us to establish and maintain long-term customer relationships and facilitate repeat visits and purchases. We also facilitate repeat customer orders through our auto-ship feature.

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

Our Return Policy

We sell our prescription products through third-party logistics providers, major distributors, and pharmacies, all of whom may return a product within six months prior to or up to 12 months after the expiration date of the product. Once customers buy a product from the pharmacy, the product may not be returned. Customers may return or exchange our non-prescription products for any reason by returning the product within 30 days of receipt. We will refund the entire purchase price, less shipping. The customer is responsible for the cost of returning the products to us, except in cases in which the product is being returned because of a defect or an error made in our order fulfillment. If the purchased product exceeded a 30-day supply, the unused product must be returned to receive the full refund. All unopened OTC products may be exchanged for different products; the customer will be responsible for the difference in price if the replacement product is more expensive or we will refund the difference if the replacement product is less expensive.

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

Research and Development

Our product development programs are concentrated in the area of advanced hormone therapy pharmaceutical products. We engage in programs to provide alternatives to both the FDA-approved and the non-FDA -approved compounded bioidentical market for hormone therapy. Our programs seek to bring new products to market in unique delivery systems or formats that enhance the effectiveness, safety, and reliability of existing hormone therapy alternatives.

We intend our hormone therapy drug candidates, if approved, to provide an alternative to the non-FDA -approved compounded bioidentical market based on our belief that our drug candidates will offer advantages in terms of proven safety, efficacy, and stability, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

Our research and development expenses were $43.2 million in 2014, $13.6 million in 2013, and $4.5 million in 2012.

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

We have developed hormone products using our SYMBODA® platform, which is our advanced hormone therapy platform to enable delivery of bio-identical hormones through a variety of dosage forms and administrative routes.

In addition to numerous pending patent applications, as of December 31, 2014, we had four issued patents, including:

•	one method patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029; and

•	three utility patents that relate to our combination progesterone and estradiol formulations, which is owned by us and is a U.S. jurisdiction patent with expiration date in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Japan, Mexico, Russia, South Africa and South Korea.

Subsequent to December 31, 2014, one additional patent was issued related to our combination progesterone and estradiol formulations, which are owned by us and are U.S. jurisdiction patents with an expiration date in 2032.

As of December 31, 2014, we had filed 24 non-provisional and 13 provisional patent applications with the U.S. Patent and Trademark Office, or the USPTO, with respect to our hormone therapy drug candidates, and 55 international patent applications with respect to our hormone therapy drug candidates.

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

We intend to actively protect our intellectual property with patents, trademarks, trade secrets, or other legal avenues for the protection of intellectual property and to aggressively prosecute, enforce, and defend our patents, trademarks, and proprietary technology. The loss, by expiration or otherwise, of any one patent may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing on validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

OPERA® is our patented information technology platform used in our business. We believe the deployment of OPERA® and the further development and deployment of related technology creates a sustainable competitive advantage in clinical development and product improvement.

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

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. We currently have effective INDs for all of our hormone therapy drug candidates, although we have no current plans to conduct clinical trials for TX-003HR.

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

The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group reviews unblinded data from clinical trials and provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

Once the NDA submission has been accepted for filing, the FDA’s goal is to review applications within ten months of filing. However, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

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

Our hormone therapy drug candidates may compete with unapproved hormone therapy products supplied by compounding pharmacies. Pharmacy compounding is a practice in which a licensed pharmacist combines, mixes, or alters ingredients in response to a prescription to create a medication tailored to the medical needs of an individual patient. The medications created by the compounding pharmacy are technically “new drugs” subject to the new drug approval requirements of the FDCA. However, FDA’s 2002 Compliance Policy Guide 460.200 states that FDA will exercise enforcement discretion to exclude compounded drugs from the new drug approval requirements except where compounding pharmacies act more akin to traditional drug manufacturers. The FDA does not exercise the same authority to regulate compounding pharmacies as pharmaceutical manufacturers. For example, compounding pharmacies are not required to report adverse events associated with compounded drugs, while commercial drug manufacturers are subject to stringent regulatory reporting requirements.

505(b)(2) Applications

We intend to submit NDAs for our hormone therapy drug candidates, assuming that the clinical data justify submission, under section 505(b)(2) of the FDCA, or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA when at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain pre-clinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. In regards to TX-001HR, we are required to conduct phase 3 studies for vasomotor symptoms versus placebo and an endometrial protection study.

Phase 3 clinical trials for secondary amenorrhea versus placebo will be required for TX-002HR. TX-003HR would be required to undergo phase 3 studies of vasomotor symptoms compared to placebo, though we currently do not have plans to continue development of this drug candidate.

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

Dietary Supplement Regulation

Our currently marketed products are regulated as dietary supplements. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of these products are subject to regulation by one or more federal agencies, including the FDA and the Federal Trade Commission, or the FTC, and by various agencies of the states and localities in which our products are sold.

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

In addition, DSHEA provides that so-called “third-party literature,” such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature : (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or another method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

In June 2007, pursuant to the authority granted by the FDCA as amended by DSHEA, the FDA published detailed cGMP regulations that govern the manufacturing, packaging, labeling, and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA’s interpretation of the regulations and their actual implementation in manufacturing facilities. In addition, the FDA’s interpretation of the regulations will likely change over time as the agency becomes more familiar with the industry and the regulations. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under the Food Safety Modernization Act, or FSMA, which was enacted on January 4, 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

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

Other U.S. Health Care Laws and Compliance Requirements

We are also subject to additional health care regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state health care laws and regulations include the following:

•	The federal health care anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal health care programs, such as Medicare and Medicaid.

•	The Ethics in Patient Referrals Act of 1989, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services, including outpatient drugs, reimbursed under the Medicare or Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions, and prohibits those entities from submitting claims to Medicare or Medicaid for payment of items or services provided to a referred beneficiary.

•	The federal False Claims Act imposes criminal and civil penalties, and authorizes civil actions by the government and also by whistleblowers or qui tam relators, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•	Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information.

•	The federal False Statement Act which prohibits knowingly making a material false statement in connection with a matter within the jurisdiction of the federal government and the Health Care False Statements Act which prohibits false statements in connection with the delivery of or payment for healthcare items or services, even if unconnected to the federal government.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

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

Employees

As of December 31, 2014, we had 100 full-time employees, five of whom are executive officers. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement, and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be good.

Our History

On October 3, 2011, we changed our name to TherapeuticsMD, Inc. On October 4, 2011, we closed a reverse merger with VitaMedMD, LLC, pursuant to which (1) all outstanding membership units of VitaMed were exchanged for shares of our common stock, (2) all outstanding VitaMed options and warrants were exchanged and converted into options and warrants to purchase shares of our common stock, and (3) VitaMed became our wholly owned subsidiary. As of December 31, 2011, we determined that VitaMed would become the sole focus of our company and services previously performed relative to the licensing agreement discussed in the following paragraph were discontinued.

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

We have incurred recurring net losses, including net losses of $54 million, $28 million, and $35 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $135 million. We have generated limited revenue and have funded our operations to date primarily from public and private sales of equity and private sales of debt securities. We expect to incur substantial additional losses over the next several years as our research, development, and clinical trial activities increase, especially those related to our hormone therapy drug candidates. As a result, we may never achieve or maintain profitability unless we successfully commercialize our products, in particular, our hormone therapy drug candidates. If we are unable to make required payments under any of our obligations for any reason, our creditors may take actions to collect their debts, including foreclosing on our property that collateralizes our obligations. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

We currently derive all of our revenue from sales of our women’s health care products, and our failure to maintain or increase sales of these products would have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

We currently derive all of our revenue from sales of women’s health care products, including prenatal and women’s multi-vitamins, iron supplements, vitamin D supplements, and natural menopause relief. While sales of our vitamin products grew from 2010 through 2014, we cannot assure you that such sales will continue to grow. In addition to other risks described herein, our ability to maintain or increase existing product sales is subject to a number of risks and uncertainties, including the following:

•	the presence of new or existing competing products, including generic copies of our prescription prenatal vitamin products;

•	any supply or distribution problems arising with any of our manufacturing and distribution strategic partners;

•	changed or increased regulatory restrictions or regulatory actions by the FDA;

•	changes in health care laws and policy, including changes in requirements for rebates, reimbursement, and coverage by federal health care programs;

•	the impact or efficacy of any price increases we may implement in the future;

•	changes to our label and labeling, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell our products; and

•	acceptance of our products as safe and effective by physicians and patients.

If revenue from sales of our existing prescription and OTC prenatal vitamins does not continue or increase, we may be required to reduce our operating expenses or to seek to raise additional funds, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects, or we may not be able to commence or continue clinical trials to seek approval for and commercialize our hormone therapy drug candidates or any other products we may choose to develop in the future.

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

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude, after review of our data, that our applications are insufficient to obtain regulatory approval of any of our hormone therapy drug candidates. We have recently begun to conduct validation and scale up of the manufacturing processes for our proposed combination estradiol and progesterone drug candidate and our proposed suppository estradiol VVA product. The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure. Any delay or inability in obtaining regulatory approvals would delay or prevent us from commercializing our hormone therapy drug candidates, generating revenue from these proposed products, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs for one or more of our hormone therapy drug candidates, which would materially adversely affect our business and could potentially cause us to cease operations.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Three hormone therapy drug candidates are currently in various stages of clinical testing. We have begun phase 3 clinical trial of our estradiol and progesterone combination drug candidate, our progesterone alone drug candidate and our vaginal suppository estradiol drug candidate. Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. For example, we recently temporarily suspended enrollment in and subsequently stopped the SPRY trial for our progesterone alone drug candidate in order to update the phase 3 protocol based on discussions with the FDA. Failure can occur at any time during the clinical trial process as a result of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our future clinical trials may not be successful or may be more expensive or time-consuming than we currently expect. Prior to approving a new drug, the FDA generally requires that the safety and efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations the FDA approves drugs on the basis of a single well-controlled clinical trial. We believe we may be required to conduct only a single phase 3 clinical trial of each of our estradiol and progesterone combination drug candidate, our progesterone alone drug candidate and our vaginal suppository estradiol drug candidate for the treatment of VVA. However, in connection with our VVA drug candidate, the FDA has to date noted that in order to approve a drug based on a single trial, the trial would need to show statistical significance at a 0.01 level, and that a trial that is merely statistically significant may not provide sufficient evidence to support an NDA filing or approval of a drug candidate where the NDA relies on a single clinical trial. If clinical trials for any of our hormone therapy drug candidates fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA will not approve that drug and we would not be able to commercialize it, which will have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, the FDA’s policies may change and additional government regulations may be issued that could prevent, limit, or delay regulatory approval of our drug candidates, or impose more stringent product labeling and post-marketing testing and other requirements. For example, in the past the FDA has indicated it would regulate prenatal vitamins containing greater than 0.8 mg of folic acid as a drug under the FDCA. More recently the FDA indicated that there is no specified upper limit on the amount of folic acid permitted in a dietary supplement. If the FDA were to seek to regulate products with higher amounts of folic acid as drugs, it may require us to stop selling certain of our dietary supplement products and otherwise adversely affect our business. If we are slow or unable to adapt to any such changes, our business, prospects, and ability to achieve or sustain profitability would be adversely affected.

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture our existing women’s health care products. For example, we depend on Lang, a full-service, private label and corporate brand manufacturer specializing in premium health benefit driven products, including medical foods, nutritional supplements, beverages, bars and functional foods in the dietary supplement category, to supply approximately 97% of our vitaMedMD and BocaGreen products. In certain circumstances, including our failure to satisfy our production forecasts to Lang, we may be obligated to reimburse Lang for the costs of excess raw materials purchased by Lang that it cannot use in another product category that it then sells. We also rely on third-party contract manufacturing organizations, or CMOs to supply our hormone therapy drug candidates for use in the conduct of our clinical trials. We rely on these third parties to manufacture these products in accordance with our specifications and in compliance with applicable regulatory requirements. We do not have long-term contracts for the commercial supply of our products or our hormone therapy drug candidates. We intend to pursue long-term manufacturing agreements, but we may not be able to negotiate such agreements on acceptable terms, if at all.

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

Market acceptance and sales of our products, including any hormone therapy drug candidates, will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. Third-party payors generally do not cover OTC products, and coverage for vitamins and dietary supplements varies. We cannot be sure that coverage and reimbursement will be available for our products, including any hormone therapy drug candidates, if approved. We also cannot be sure that the amount of reimbursement available, if any, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully compete through sales of our existing dietary supplement products or successfully commercialize our hormone therapy drug candidates.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, became law in the United States. The goal of PPACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. Among other measures, PPACA imposes increased rebates on manufacturers for certain covered drug products reimbursed by state Medicaid programs. While we cannot predict the full effect PPACA will have on federal reimbursement policies in general or on our business specifically, the PPACA may result in downward pressure on drug reimbursement, which could negatively affect market acceptance of our products. In addition, we cannot predict whether new proposals will be made or adopted, when they may be adopted, or what impact they may have on us if they are adopted.

On March 4, 2015, the U.S. Supreme Court heard oral arguments in King v. Burwell where the Supreme Court has been asked to decide the validity an IRS regulation paying subsidies, in the form of federal tax credits, to individuals who meet certain income guidelines, but who reside in states that have elected to use the federal government’s insurance exchange rather than establishing one of their own.  Those challenging the IRS regulation have argued that federal subsidies are only available to those residing in states that have established their own insurance exchanges.  Should the Supreme Court rule against the government, that could have adverse implications for most health care providers, including companies manufacturing prescription drugs and other products covered by health insurance under the PPACA.

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

We face an inherent risk of product liability claims as a result of the marketing of our current products and the clinical testing of our hormone therapy drug candidates despite obtaining appropriate informed consents from our clinical trial participants, and, in light of the history of product liability claims related to other hormone replacement therapy products, we will face an even greater risk if we obtain FDA approval and commercialize our hormone therapy drug candidates in the United States or other additional jurisdictions or if we engage in the clinical testing of proposed new products or commercialize any additional products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failures to warn of dangers inherent in the product, negligence, strict liability, or breaches of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our existing products or hormone therapy drug candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in any of the following:

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

The products we currently market, including the vitamins, and the pharmaceutical products we are developing and planning to develop in the future, are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments, and their respective foreign equivalents. The FDA regulates dietary supplements, cosmetics, and drugs under different regulatory schemes. For example, the FDA regulates the processing, formulation, safety, manufacturing, packaging, labeling, and distribution of dietary supplements and cosmetics under its dietary supplement and cosmetic authority, respectively. The FDA also regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products under various regulatory provisions. If any drug products we develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. However, over 75% of our product shipments since inception were to only four customers. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

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

As of December 31, 2014, we had net operating loss carryforwards, or NOLs, of approximately $105.5 million available to offset future taxable income through 2034. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of our common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

As of December 31, 2014, we had 100 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, and other resources and, depending on our commercialization strategy, we may further expand our employee base for sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our hormone therapy drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

If we, our licensors, or our strategic partners fail to obtain and maintain patent protection for our products, or our proprietary technologies and their uses, companies may be dissuaded from collaborating with us. In such event, our ability to commercialize our hormone therapy drug candidates or future drug candidates, if approved, may be threatened, we could lose our competitive advantage, and the competition we face could increase, all of which could adversely affect our business, financial condition, results of operations, and prospects.

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

Our commercial success depends, in part, on our not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and products. We are aware of numerous third-party U.S. and non-U.S. issued patents and pending applications that exist in the areas of hormone therapy, including compounds, formulations, treatment methods, and synthetic processes, which may be applied towards the synthesis of hormones. Patent applications are confidential when filed and remain confidential until publication, approximately 18 months after initial filing, while some patent applications remain unpublished until issuance. As such, there may be other third-party patents and pending applications of which we are currently unaware with claims directed towards composition of matter, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our products or drug candidates. Therefore, we cannot ever know with certainty the nature or existence of every third-party patent filing. We cannot provide assurances that we or our partners will be free to manufacture or market our drug candidates as planned or that we or our licensors’ and partners’ patents will not be opposed or litigated by third parties. If any third-party patent was held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture, or methods of treatment related to the use or manufacture of any of our drug candidates, the holders of any such patent may be able to block our ability to develop and commercialize the applicable drug candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. There can be no assurances that we will be able to obtain a license to such patent on favorable terms or at all. Failure to obtain such license may have a material adverse effect on our business.

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

We intend to submit NDAs for our hormone therapy drug candidates, assuming that the clinical data justify submission, under Section 505(b)(2), which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the filing of an NDA when at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA’s prior findings of safety and effectiveness for a previously approved drug product, the Section 505(b)(2) applicant must submit patent certifications in its Section 505(b)(2) NDA with respect to any patents for the approved product on which the application relies that are listed in the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Specifically, the applicant must certify for each listed patent that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (iv) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification.

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

The trading price of our common stock on NYSE MKT is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include the following:

•	any delay of our phase 3 clinical trials for our hormone therapy drug candidates;

•	adverse results or delays in clinical trials;

•	any delay in filing our NDAs for our hormone therapy drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of the NDAs, including the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	changes in laws or regulations applicable to our products or proposed products, including clinical trial requirements for approvals;

•	unanticipated serious safety concerns related to the use of our hormone therapy drug candidates;

•	a decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

•	the inability to obtain adequate clinical supply for our hormone therapy drug candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	the introduction of new products or technologies offered by us or our competitors;

•	the effectiveness of our or our potential strategic partners’ commercialization efforts;

•	developments concerning our sources of manufacturing supply and any commercialization strategic partners;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	the inability to effectively manage our growth;

•	actual or anticipated variations in quarterly operating results;

•	the failure to meet or exceed the estimates and projections of the investment community;

•	the overall performance of the U.S. equity markets and general political and economic conditions;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

•	additions or departures of key scientific or management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	sales of our common stock by us or our stockholders in the future;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	the trading volume of our common stock;

•	increases in our common stock available for sale upon expiration of lock-up agreements;

•	effects of natural or man-made catastrophic events or other business interruptions; and

•	other events or factors, many of which are beyond our control.

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

At December 31, 2014, our executive officers, directors, holders of 5% or more of our stock, and their affiliates beneficially owned approximately 61.1% of our common stock on an as converted basis. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. In addition, pursuant to a Securities Purchase Agreement dated September 26, 2012, we granted certain of our stockholders the right, expiring in October 2015, if they elect, to purchase on the same terms as in any offering of our common stock, a number of shares of common stock that is sufficient to maintain their respective pro rata ownership percentage of our common stock.

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

Our corporate headquarters is located in Boca Raton, Florida, where we lease 17,686 square feet of office space pursuant to a 63 month non-cancelable operating lease that commenced on July 1, 2013, was amended on February 18, 2015, and expires on September 30, 2018. The primary functions performed at this location are executive, administrative, accounting, treasury, marketing, and human resources.

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

	High	Low
2014
Fourth Quarter	$4.95	$3.44
Third Quarter	$6.29	$3.88
Second Quarter	$6.35	$3.42
First Quarter	$9.01	$4.86

2013
Fourth Quarter	$5.50	$2.86
Third Quarter	$3.18	$2.03
Second Quarter	$3.23	$1.73
First Quarter	$3.70	$1.65

On March 6, 2015, there were approximately 277 shareholders of record and on February 23, 2015, there were approximately 6,965 beneficial owners of our common stock.

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

Performance Graph

The following line graph compares cumulative total shareholder return for the five years ended December 31, 2014 for (i) our common stock; (ii) NASDAQ Stock Market (US Companies); (iii) NASDAQ Pharmaceutical Index; and (iv) Peer Group (includes: Acorda Therapeutics, Inc., AMAG Pharmaceuticals, Inc., Arena Pharmaceuticals, Inc., Dendreon Corporation, Dyax Corporation, Exelixis, Inc., Halozyme Therapeutics, Inc., Orexigen Therapeutics, Ind., Spectrium Pharmaceuticals, Inc., and VIVUS Inc.) does not include the following companies that were included in the prior year's performance graph: Amarillo Biosciences Inc., which filed for bankruptcy protection in October 2013, Avanir Pharmaceuticals, Inc., which entered into an agreement and plan of merger to be acquired in December 2014 and was acquired in January 2015, and Cadence Pharmaceuticals Inc., which was acquired in March 2014. The graph assumes $100 invested on December 31, 2009 and includes reinvestment of dividends. Measurement points are at the last trading day of the fiscal years ended December 31, 2009, 2010, 2011, 2012, 2013 and 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following line graph compares cumulative total shareholder return for the period beginning when our common stock became listed on the NYSE MKT exchange (April 23, 2013) and ended December 31, 2014 for (i) our common stock; (ii) NASDAQ Stock Market (US Companies); (iii) NASDAQ Pharmaceutical Index; and (iv) our Peer Group (includes: Acorda Therapeutics, Inc., AMAG Pharmaceuticals, Inc., Arena Pharmaceuticals, Inc., Dendreon Corporation, Dyax Corporation, Exelixis, Inc., Halozyme Therapeutics, Inc., Orexigen Therapeutics, Ind., Spectrium Pharmaceuticals, Inc., and VIVUS Inc.) does not include the following companies that were included in the prior year’s performance graph: Amarillo Biosciences Inc., which filed for bankruptcy protection in October 2013, Avanir Pharmaceuticals, Inc., which entered into an agreement and plan of merger to be acquired in December 2014 and was acquired in January 2015, and Cadence Pharmaceuticals Inc., which was acquired in March 2014. The graph assumes $100 invested on April 23, 2013 and includes reinvestment of dividends. Measurement points are April 23, 2013 and the last trading day of the fiscal years ended December 31, 2014 and 2013 and each of the following quarters ended therein beginning with the quarter ended June 30, 2013. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graphs will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012, and the consolidated balance sheet data as of December 31, 2014, and 2013 are derived from our audited consolidated financial statements included in this Annual Report. The consolidated statements of operations for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010, are derived from our audited consolidated financial statements not included in this Annual Report, as well as the audited consolidated financial statements of VitaMed, our predecessor, not included in this Annual Report.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
					(Restated)

Consolidated Statements of Operations Data:
Revenue, net	$15,026	$8,776	$3,818	$2,088	$1,242
Cost of goods sold	3,672	1,960	1,348	947	556
Gross profit	11,354	6,816	2,470	1,141	686
Operating expenses:
Sales, general, and administration	22,124	19,015	14,070	6,406	3,465
Research and development	43,219	13,551	4,492	107	65
Depreciation and amortization	52	58	56	55	23
Total operating expense	65,395	32,624	18,618	6,568	3,553
Operating loss	(54,041)	(25,808)	(16,148)	(5,427)	(2,867)
Other (expense) income	(176)	(2,611)	(18,972)	(7,486)
Net loss	$(54,217)	$(28,419)	$(35,120)	$(12,913)	$(2,867)
Net loss per share, basic and diluted	$(0.36)	$(0.22)	$(0.38)	$(0.21)	$(0.07)
Weighted average number of common shares outstanding	149,727	127,570	91,630	62,516	38,289

Consolidated Balance Sheet Data (at end of period)
Total assets	$59,079	$62,016	$5,926	$1,439	$1,197
Total liabilities	$10,690	$7,318	$7,359	$3,151	$233
Total stockholder' surplus (deficit)	$48,389	$54,698	$(1,433)	$(1,712)	$964
Other Data:
Capital expenditures	$617	$480	$273	$38	$27
Working Capital (deficit)(end of period)	$45,545	$52,085	$1,015	$(1,914)	$826

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a women’s health care product company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are created from a platform of hormone technology that enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as or OTC vitamins.

Research and Development – Overview

We have obtained FDA acceptance of our IND applications to conduct clinical trials for four of our hormone therapy drug candidates: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our vaginal suppository estradiol alone.

We are currently conducting phase 3 clinical trials for TX-001HR and TX-004HR. In July 2014, we suspended enrollment in the phase 3 clinical trial for TX-002HR and in October 2014 we temporarily stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have no current plans to conduct clinical trials for TX-003HR.

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal dryness for post-menopausal women with an intact uterus. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone (bioidentical to the estradiol and progesterone produced by the ovaries) would be approved for use in a single combined product.

On September 5, 2013, we initiated the REPLENISH trial, a multicenter, double-blind, placebo-controlled, phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five treatment arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. We intend to enroll approximately 1,750 patients at approximately 100 sites. We currently anticipate that enrollment in the REPLENISH Trial will be completed in the first half of 2015 and that results of the trial will be reported in the first half of 2016.

Based on such timeline and successful reports of the trial, we would anticipate filing an NDA for TX-001HR during the first-half of 2016 and that such NDA would be approved by the FDA during the first-half of 2017.

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman's body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY trial encountered enrollment challenges because of IRB approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we temporarily suspended enrollment, and in October 2014 we stopped the SPRY trial in order to update the phase 3 protocol based on discussions with the FDA. We intend to update the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if approved by the FDA, will allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol that we intend to propose.

TX-004HR is a vaginal suppository estradiol drug candidate for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. We initiated the REJOICE trial, a multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause. We are conducting a single 12 week study, evaluating three different doses of estradiol: 4 mcg, 10 mcg and 25 mcg versus placebo. The FDA has to date noted that in order to approve a drug based on a single trial, the trial would need to show statistical significance at a 0.01 level. The study has been designed to include four primary endpoints: the reduction of vaginal pH levels to less than 5.0, an increase in superficial cells, a decrease in parabasal cells and the improvement of dyspareunia. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA. The trial is designed to enroll approximately 700 patients across approximately 100 sites. We currently anticipate that enrollment in the REJOICE trial will be complete during the second quarter of 2015 and that results of the trial will be reported during the third quarter of 2015. Based on such timeline and successful reports of the trial, we would anticipate filing an NDA for TX-004HR during the fourth quarter of 2015 and that such NDA would be approved by the FDA during the fourth quarter of 2016.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug products. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Until one of our drug products receives IND approval from the FDA, products costs are listed as “Other Research and Development” costs in the accompanying condensed consolidated financial statements. Our research and development expenses consist primarily of expenses incurred under agreements with CROs, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and acquiring clinical trial materials; and costs associated with other research activities and regulatory approvals.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $1,175,082 and $2,606,405, at December 31, 2014 and December 31, 2013, respectively.

The following table indicates our research and development expense by project/category for the periods indicated (in thousands):

	Year Ended December 31, (000s)
	2014	2013
TX-001HR	26,123	4,809
TX-002HR	1,443	1,059
TX-004HR	3,984	—
Other research and development	11,669	7,683
Total research and development	$43,219	$13,551

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

The costs of clinical trials may vary significantly over the life of a project owing to factors that include, but are not limited to, the following: per patient trial costs, the number of patients that participate in the trials; the number of sites included in the trials; the length of time each patient is enrolled in the trial; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the amount of time required to recruit patients for the trial, the duration of patient follow-up; and the efficacy and safety profile of the drug candidate. We base our expenses related to clinical trials on estimates that are based on our experience and estimates from CROs and other third parties.

Results of Operations

Comparison of Years Ended December 31, 2014, 2013, and 2012:

Year ended December 31, 2014 compared with year ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	(000s)
Revenue	$15,026	$8,776	6,250
Cost of goods sold	3,672	1,960	1,712
Operating expenses	65,395	32,624	32,771
Operating loss	(54,041)	(25,808)	(28,233)
Financing Costs	(260)	(1,504)	1,244
Interest expense	—	(1,166)	1,166
Other income (expense) net	84	59	25
Net loss	$(54,217)	$(28,419)	$(25,798)

Revenue

Revenue for year ended December 31, 2014 increased by approximately $6,250,000, or 71%, to approximately $15,026,000, compared with approximately $8,776,000 for the year ended December 31, 2013. Of this $6,250,000, approximately $2,003,494, or 32%, was attributable to an increase in the average sales price of our existing products, and approximately $4,247,127, or 68%, was attributable to sales of new products introduced during the year ended December 31, 2014.

Cost of Goods Sold

Cost of goods sold increased by approximately $1,712,000, or 87%, to approximately $3,672,000 for the year ended December 31, 2014, compared with approximately $1,960,000 for the year ended December 31, 2013. Our gross margins decreased to approximately 76% for the year ended December 31, 2014, compared to approximately 78% for the year ended December 31, 2013. The gross margin change was primarily attributable to increases in distribution related costs.

Operating Expenses

Our principal operating costs included the following items as a percentage of total operating expenses.

	Year Ended December 31,
	2014	2013
Human resource related costs	16%	33%
Sales and marketing costs, excluding human resource costs	9%	15%
Product research and development costs	66%	41%
Professional fees and consulting costs	4%	4%
Other operating expenses	5%	7%

Operating expenses increased by approximately $32,771,000, or 100%, to approximately $65,395,000 for the year ended December 31, 2014, compared with approximately $32,624,000 for year ended December 31, 2013, as a result of the following items:

(000s)
Increase in product research and development costs	$29,668
Increase in human resource related costs	509
Increase in sales and marketing, excluding human resource costs	702
Increase in professional and consulting costs	852
Increase in all other operating expenses	1,040
$32,771

Research and development costs for the year ended December 31, 2014 increased by approximately $29,668,000, or 219%, to approximately $43,219,000, primarily as a result of the continuing phase 3 clinical trial of TX-001HR, the partial year phase 3 clinical trial for TX-002HR, and phase 1 and partial year phase 3 clinical trial for TX-004HR. Research and developments costs during the year ended December 31, 2014 included the following research and development projects:

During the year ended December 31, 2014 and the period February 2013 (project inception) through December 31, 2014, we have incurred approximately $26,123,000 and $30,932,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the year ended December 31, 2014 and the period April 2013 (project inception) through December 31, 2014, we have incurred approximately $1,443,000 and $2,502,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2014 and since the project’s inception in August 2014, we have incurred approximately $3,984,000 in research and development costs with respect to TX-004HR, our vaginal suppository estradiol drug candidate.

For a discussion of the nature of efforts and steps necessary to complete these projects, see “Item 1. Business — Research and Development.” For a discussion of the risks and uncertainties associated with completing development of our products, see “Item 1A. Risk Factors — Risks Related to Our Business.” For a discussion of the extent and nature of additional resources that we may need to obtain if our current liquidity is not expected to be sufficient to complete these projects, see “— Liquidity and Capital Resources.” For a discussion as to whether a future milestone such as completion of a development phase, date of filing an NDA with a regulatory agency or approval from a regulatory agency can be reliably determined, see “Item 1. Business — Our Hormone Therapy Drug Candidates,” “Item 1. Business — Products in Development” and “Item 1. Business — Pharmaceutical Regulation.” Future milestones, including NDA submission dates, are not easily determinable as such milestones are dependent on various factors related to our clinical trials, including the timing of ongoing patient recruitment efforts to find eligible subjects for the applicable trials.

Human resource related costs, including salaries and benefits, increased by approximately $509,000, or 5%, to approximately $10,870,000, primarily as a result of an increase in salary and wages and related cost of $1,060,000 associated with additional employees required for our clinical trials, partially offset by a decrease in amortization of non-cash compensation totaling approximately $551,000 related to employee stock options issued during 2014 as compared to 2013.

Sales and marketing costs increased approximately $702,000, or 14%, to approximately $5,717,000, primarily as a result of expanded marketing, advertising, education, and training. Many of these incurred added costs were associated with our new prenatal products introduced in 2014.

Professional and consulting costs increased approximately $852,000, or 67%, to approximately $2,368,000 as a result of additional costs incurred for legal, consulting, and regulatory compliance.

All other costs increased approximately $1,040,000, or 48%, to approximately $3,221,000 as a result of additional costs incurred for rent, travel, corporate communications, insurance, and contract labor.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $28,233,000, or 109%, to approximately $54,041,000 for the year ended December 31, 2014, compared with approximately $25,808,000 for the year ended December 31, 2013, primarily as a result increased research and development costs associated with our continued development of our hormone therapy drug candidates, partially offset by increased revenue from sales of our prenatal vitamin products.

As a result of the continued development of our hormone therapy drug candidates, we anticipate that we will continue to have operating losses for the near future until our hormone therapy drug candidates are approved by the FDA and brought to market, although there is no assurance that we will attain such approvals or that any marketing of our hormone therapy drug candidates, if approved, will be successful.

Financing Costs

Financing costs decreased approximately $1,244,000, or 83%, to approximately $260,000 for the year ended December 31, 2014, compared with approximately $1,504,000 for the year ended December 31, 2013, primarily as a result of the amortization of the costs associated with warrants granted in 2013 in connection with a $10,000,000 revolving line of credit.

Interest Expense

We did not incur interest expense for the year ended December 31, 2014, compared with approximately $1,166,000 in interest expense incurred for the year ended December 31, 2013, as a result of the retirement of our debt during 2013.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $25,798,000, or 91%, to approximately $54,217,000 for the year ended December 31, 2014, compared with approximately $28,419,000 for the year ended December 31, 2013. Net loss per share of common stock, basic and diluted, was ($0.36) for the year ended December 31, 2014, compared with ($0.22) per share of common stock for the year ended December 31, 2013. Net loss per share of common stock was positively affected by our issuance of shares of common stock in an underwritten public offering in August 2014.

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

Revenue

Revenue for the year ended December 31, 2013 increased by approximately $4,958,000, or 130%, to $8,776,000, compared with the year ended December 31, 2012. Of this $4,958,000, approximately $713,000, or 14%, was attributable to an increase in the average sales price of our existing products, and approximately $4,245,000, or 86%, was attributable to sales of new products introduced in 2012.

Cost of Goods Sold

Cost of goods sold increased by approximately $612,000, or 45%, to $1,960,000 for the year ended December 31, 2013, compared with the year ended December 31, 2012. Our gross margins increased to 78% in 2013 compared to 65% in 2012. The gross margin change was primarily attributable to the increase in average sales price of products sold and product mix of prescription and OTC products.

Operating Expenses

Our principal operating costs included the following items as a percentage of total operating expenses.

	Year Ended December 31,
	2013	2012
Human resource related costs	33%	39%
Sales and marketing, excluding human resource costs	15%	24%
Production design and development costs	41%	24%
Professional fees and consulting costs	4%	6%
Other operating expenses	7%	7%

Operating expenses increased by approximately $14,006,000, or 75%, for the year ended December 31, 2013 from year ended December 31, 2012 as a result of the following items:

(000s)
Increase in product research and development costs	$9,059
Increase in human resource related costs	3,333
Increase in sales and marketing costs, excluding human resource costs	582
Increase in professional and consulting costs	79
Increase in all other operating expenses	953
$14,006

Research and development costs increased by approximately $9,059,000, or 202%, to approximately $13,551,000, primarily as a result of the commencement of phase 3 clinical trials for TX-001HR as well as the preparation of phase 3 clinical trials for TX-002HR, and phase 3 clinical trials for TX-004HR. Research and developments costs during the year ended December 31, 2013 included the following research and development projects:

TX-001HR. Since the project’s inception in February 2013, we have incurred approximately $4,809,000 in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

TX-002HR. Since the project’s inception in April 2013, we have incurred approximately $1,059,000 in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

For a discussion of the nature of efforts and steps necessary to complete these projects, see “Item 1. Business — Research and Development.” For a discussion of the risks and uncertainties associated with completing development of our products, see “Item 1A. Risk Factors — Risks Related to Our Business.” For a discussion of the extent and nature of additional resources that we may need to obtain if our current liquidity is not expected to be sufficient to complete these projects, see “— Liquidity and Capital Resources.” For a discussion as to whether a future milestone such as completion of a development phase, date of filing an NDA with a regulatory agency or approval from a regulatory agency can be reliably determined, see “Item 1. Business — Our Hormone Therapy Drug Candidates,” “Item 1. Business — Products in Development” and “Item 1. Business — Pharmaceutical Regulation.” Future milestones, including NDA submission dates, are not easily determinable as such milestones are dependent on various factors related to our clinical trials, including the timing of ongoing patient recruitment efforts to find eligible subjects for the applicable trials.

Human resource related costs, including salaries and benefits, increased by approximately $3,333,000, or 46%, to approximately $10,611,000, primarily as a result of an increase in amortization of non-cash compensation totaling approximately $3,152,000 related to employee stock options issued during 2013 and 2012.

Sales and marketing costs increased by approximately $582,000, or 13%, to approximately $5,015,000, primarily as a result of expanded marketing, advertising, education, and training. In addition, we increased spending in the areas of travel, product samples, and commissions. We also incurred added costs associated with our new product distribution channels introduced in 2013.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $9,660,000, or 60%, to approximately $25,808,000 for the year ended December 31, 2013, compared with approximately $16,148,000 for the year ended December 31, 2012, primarily as a result increased research and development costs associated with our continued development of our hormone therapy drug candidates, partially offset by increased revenue from sales of our prenatal vitamin products.

As a result of the continued development of our hormone therapy drug candidates, we anticipate that we will continue to have operating losses for the near future until our hormone therapy drug candidates are approved by the FDA and brought to market, although there is no assurance that we will attain such approvals or that any marketing of our hormone therapy drug candidates, if approved, will be successful.

Financing Costs

Financing costs increased from $0, to approximately $1,504,000, resulting from the amortization of costs associated with warrants granted in 2013 in connection with a $10,000,000 revolving line of credit.

Interest Expense

Interest expense decreased approximately $739,000, or 39%, to approximately $1,166,000, primarily as a result of the retirement of debt issued during 2012.

Net Loss

As a result of the net effects of the foregoing, including a lack of charges in 2013 for loss on extinguishment of debt and a beneficial conversion feature of debt that were included in our 2012 results, net loss decreased approximately $6,701,000, or 19%, to approximately $28,419,000 for the year ended December 31, 2013, compared with approximately $35,120,000 for the year ended December 31, 2012. Net loss per share of common stock, basic and diluted, was ($0.22) for the year ended December 31, 2013, compared with ($0.38) per share of common stock for the year ended December 31, 2012. Net loss per share of common stock was positively affected by our issuance of shares of common stock in underwritten public offerings in March and September 2013.

Liquidity and Capital Resources

We have funded our operations primarily through the private placement of equity and debt securities, and public offerings of our common stock. For the three year period ending December 31, 2014, we received $9 million in net proceeds from the issuance of debt securities and $130 million in net proceeds from the issuance of shares of our common stock. As of December 31, 2014, we had cash totaling approximately $51.4 million: however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

We believe that our existing cash will allow us to fund our operating plan through at least the next 12 months. If our available cash and cash equivalents is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the clinical development of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2014	2013	2012

Net cash flows used in operating activities	$(45,520,996)	$(20,768,069)	$(12,737,326)
Net cash flows used in investing activities	$(606,756)	$(583,561)	$(272,506)
Net cash flows provided by financing activities	$43,298,099	$73,989,416	$14,436,885

Operating Activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital.

The increase of approximately $25 million in cash used in operating activities for the year ended December 31, 2014 in comparison to the year ended December 31, 2013 was due primarily to research and development, sales, general and administrative costs. These were offset by an approximately $6 million increase in sales.

The increase of approximately $8 million in cash used in operating activities for the year ended December 31, 2013 in comparison to the year ended December 31, 2012 was due primarily to research and development, sales, general and administrative costs. These were offset by an approximately $9 million increase in sales.

Investing Activities

The increase of approximately $23,000 in cash used in investing activities for the year ended December 31, 2014 compared with the prior year was due to patent development costs and purchase of property and equipment.

The increase of approximately $311,000 in cash used in investing activities for the year ended December 31, 2013 compared with the prior year was due to patent development costs and purchase of property and equipment.

Financing Activities

Financing activities represent the principal source of our cash flow.

Our financing activities for the year ended December 31, 2014 provided net cash of approximately $43,298,000.

On July 29, 2014, we entered into an underwriting agreement relating to the issuance and sale by us of 8,565,310 shares of our common stock. Under the terms of the underwriting agreement, we granted the underwriters a 30-day option to purchase up to an additional 1,284,796 shares of our common stock, which was exercised in full on July 30, 2014. The offering closed on August 4, 2014. The net proceeds to us from this offering were approximately $42.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Our financing activities for the year ended December 31, 2013 provided net cash of approximately $73,989,000.

On March 14, 2013, we entered into an underwriting agreement relating to the issuance and sale by us of 29,411,765 shares of our common stock. Under the terms of the underwriting agreement, we granted the underwriters a 30-day option to purchase up to an additional 4,411,765 shares of our common stock. On April 12, 2013, the underwriters exercised their option to purchase 1,954,587 shares of our common stock. The net proceeds to us from this offering were approximately $48 million, after deducting underwriting discounts and commissions and other offering expenses.

On September 25, 2013, we entered into an underwriting agreement relating to the issuance and sale by us of 13,750,000 shares of our common stock. The net proceeds to us from this offering were approximately $30 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In March 2013, we repaid approximately $5 million in notes and credit lines.

Our financing activities for the year ended December 31, 2012 provided net cash of approximately $14,437,000.

In September 2012, we entered into a securities purchase agreement with multiple investors, relating to the issuance and sale of our common stock in a private placement that provided us with approximately $8 million in net proceeds. During 2012, we issued notes in the aggregate principal amount of approximately $9 million to multiple parties, of which approximately $2 million was repaid during 2012.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. We consider an accounting estimate to be critical if

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

Our OTC and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. The primary difference between our OTC and prescription prenatal vitamin products is the source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while purchasers of our prescription prenatal vitamin products pay for the product via third-party payers. Both OTC and prescription prenatal vitamin products share the same marketing support team utilizing similar marketing techniques.

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

We accept returns of unsalable product from customers within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. Given the limited history of our prescription products, we currently cannot reliably estimate expected returns of the prescription products at the time of shipment. Accordingly, we defer recognition of revenue on prescription products until the right of return no longer exists, which occurs at the earlier of the time the prescription products are dispensed through patient prescriptions or expiration of the right of return.

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

Research and Development Expense. We rely on the services of external CRO’s to facilitate our clinical studies. Certain of these CRO’s require us to make payments based on agreed-upon terms, which may include payments in advance of a study starting date. We capitalize these advance payments into prepaid expense when paid. We expense these nonrefundable advance payments for goods and services that will be used in future research and development activities when the activity has been performed rather than when the payment is made. As a result, we amortize certain of these amounts based on factors relating to the progress of our clinical studies. These factors include successful enrollment of patients, expected duration of studies, and completion of clinical trial milestones. On a quarterly basis we re-assess the factors by which these advanced payments are expensed. If these factors change we adjust these prepaid balances accordingly.

Share-Based Compensation. We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board, or FASB, whereas the value of the awards are measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date. Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options and warrants will be outstanding prior to exercise and the associated volatility. We estimate the fair value of options granted using the Black-Scholes-Merton valuation model. The expected life of the options used in this calculation is the period the options are expected to be outstanding and has been determined based on the simplified method in accordance with guidance provided by SEC Staff Accounting Bulletin 07 (ASC 718-10-S00). Expected stock price volatility is based on the historical volatility of the stock of peer entities whose stock prices were publicly available for a period approximating the expected life. We use the historical volatility of peer entities due to the lack of sufficient historical data on our stock prices. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. We believe that these assumptions are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates materially affect key financial measures including net income/(loss).

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

Segment Reporting. We are managed and operated as one business, which is focused on creating and commercializing products targeted exclusively for women. Our business operations are managed by a single management team that reports to our president. We do not operate separate lines of business with respect to any of our products and we do not prepare discrete financial information with respect to separate products. All product sales are derived from sales in the United States. Accordingly, we view our business as one reportable operating segment.

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-05, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of the ASU 2014-15 to have a material effect on our consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. ASU 2014-09 is effective for public business entities, certain not-for-profit entities and certain employee benefit plans, for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under GAAP. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU No. 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 did not have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, 2013, and 2012, we had no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our drug candidates, use of such drug candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2014, 2013, or 2012.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements.

Effects of Inflation

For each of the fiscal years ended December 31, 2014, 2013, and 2012, our business and operations have not been materially affected by inflation.

Contractual Obligations

A summary of contractual cash obligations as of December 31, 2014 is as follows:

		Payments Due By Period
		(in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating Lease Obligations	$1,450	$371	$1,079	$0

Seasonality

The specialty pharmaceutical industry component of women’s health is not subject to seasonal sales fluctuation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We had cash and cash equivalents totaling $51.4 million as of December 31, 2014. We hold our cash in money market funds and the primary objective of our investment policy is to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) or 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2014.

Rosenberg Rich Baker Berman & Company, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report; and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

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

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulations 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statements to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regular 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statements Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit	Date	Description

2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	September 15, 2009	Articles of Amendment to Articles of Incorporation (to change name to AMHN, Inc.)(5)
3.2	July 27, 2009	Certificate of Merger of AMHN Acquisition Corp., with and into America’s Minority Health Network, Inc.(6)
3.3	December 27, 2007	Articles of Amendment to Articles of Incorporation of Croff Enterprises, Inc. (to increase authorized common shares from 20,000,000 to 50,000,000)(3)
3.4	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(7)
3.5	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(7)
3.6	August 29, 2011	Certificate of Amendment and Restatement of Articles of Incorporation of AMHN, Inc. (to change name and increase authorized shares)(8)
3.7	n/a	Bylaws of AMHN, Inc.(9)
4.1	September 26, 2012	Form of Securities Purchase Agreement (10)
4.2	n/a	Form of Certificate of Common Stock(11)
10.1	November 9, 2010	Demand Promissory Note to Philip M. Cohen for $210,000(12)
10.2	April 18, 2011	Convertible Promissory Note to First Conquest Investment Group, L.L.C. for $105,000(12)
10.3	April 18, 2011	Convertible Promissory Note to Energy Capital, LLC for $105,000(12)
10.4	May 7, 2011	Sales Representative Agreement between AMHN, Inc. and Mann Equity, LLC(12)
10.5	July 9, 2009	Lease Agreement between Liberty Property Limited Partnership and VitaMedMD, LLC(13)
10.6	September 8, 2011	Stock Purchase Agreement between AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.7	September 8, 2011	Lock-Up Agreement between AMHN, Inc. and Pernix Therapeutics, LLC(14)
10.8	n/a	Form of Common Stock Purchase Warrant (13)
10.9*	n/a	Form of Non-Qualified Stock Option Agreement (13)
10.10	September 2011	Form of Convertible Promissory Note(15)
10.11	September 20, 2011	Financing Agreement between Lang Naturals, Inc. and VitaMedMD, LLC(16)
10.12	October 18, 2011	Debt Conversion Agreement between the Company and Energy Capital, LLC(17)
10.13	October 18, 2011	Debt Conversion Agreement between the Company and First Conquest Investment Group, LLC(17)
10.14	October 23, 2011	Consulting Agreement among VitaMedMD, LLC, the Company, and Lang Naturals, Inc.(17)
10.15	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc.(17)

Exhibit	Date	Description

10.16	October 23, 2011	Lock-Up Agreement between the Company and Lang Naturals, Inc. (17)
10.17	November 3, 2011	Software License Agreement between vitaMedMD, LLC and Pernix Therapeutics, LLC(18)
10.18	November 2011	Form of Promissory Note (19)
10.19	February 24, 2012	Note Purchase Agreement among the Company, Plato & Associates, Inc., and Steven G. Johnson(20)
10.20	February 24, 2012	Form of Secured Promissory Note(20)
10.21	February 24, 2012	Security Agreement among the Company, Plato & Associates, Inc., and Steven G. Johnson(20)
10.22	February 24, 2012	Form of Common Stock Purchase Warrant(20)
10.26	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc.(21)
10.27**	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc. (21)
10.28*	November 8, 2012	Form of Employment Agreement(22)
10.29	January 31, 2013	Multiple Advance Revolving Credit Note, issued to Plato & Associates, LLC(23)
10.30	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC(23)
10.31*	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio(24)
10.32	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc. (24)
10.33	May 16, 2013	Lease between the Company and 6800 Broken Sound LLC(25)
10.34*	n/a	Amended and Restated 2012 Stock Incentive Plan(26)
10.35*	n/a	2009 Long Term Incentive Compensation Plan, as amended(27)
10.36†	February 18, 2015	First Amendment to Lease between the Company and 6800 Broken Sound, LLC
21.1	December 31, 2012	Subsidiaries of the Company(28)
23.1†	March 12, 2015	Consent of Rosenberg Rich Baker Berman & Company
31.1†	March 12, 2015	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2†	March 12, 2015	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1†	March 12, 2015	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	March 12, 2015	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	n/a	XBRL Instance Document
101.SCH†	n/a	XBRL Taxonomy Extension Schema Document
101.CAL†	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB†	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE†	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

____________________________

*	Indicates a contract with management or compensatory plan or arrangement.

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

†	Filed herewith.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(5)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2009 filed with the Commission on November 16, 2009 and incorporated herein by reference (SEC File No. 000-16731).

(6)	Filed as an exhibit to Form 10-K for the year ended December 31, 2009 filed with the Commission on March 17, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(7)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(8)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on September 12, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(9)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(11)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).

(12)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2011 filed with the Commission on May 19, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(14)	Filed as an exhibit to Form 8-K filed with the Commission on September 14, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(15)	Filed as an exhibit to Form 8-K/A filed with the Commission on November 22, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(16)	Filed as an exhibit to Form 8-K/A filed with the Commission on February 2, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(17)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(18)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(19)	Filed as an exhibit to Form 8-K filed with the Commission on November 23, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(20)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(21)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(22)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(23)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).

(24)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(25)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2013 filed with the Commission on August 7, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(26)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(27)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).

(28)	Filed as an exhibit to Form 10-K for the year ended December 31, 2012 filed with the Commission on March 12, 2013 and incorporated herein by reference (SEC File No. 000-16731).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2015	THERAPEUTICSMD, INC.

/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Robert G. Finizio	Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2015
Robert G. Finizio

/s/ John C.K. Milligan, IV	President, Secretary, Director	March 12, 2015
John C.K. Milligan, IV

/s/ Daniel A. Cartwright	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 12, 2015
Daniel A. Cartwright

/s/ Tommy G. Thompson	Chairman
Tommy G. Thompson		March 12, 2015

/s/ Brian Bernick	Director	March 12, 2015
Brian Bernick

/s/ Cooper C. Collins	Director	March 12, 2015
Cooper C. Collins

/s/ Robert V. LaPenta, Jr.	Director	March 12, 2015
Robert V. LaPenta, Jr.

/s/ Nicholas Segal	Director	March 12, 2015
Nicholas Segal

/s/ Jules Musing	Director	March 12, 2015
Jules Musing

/s/ Randall Stanicky	Director	March 12, 2015
Randall Stanicky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TherapeuticsMD, Inc.

We have audited the accompanying balance sheets of TherapeuticsMD, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. We also have audited TherapeuticsMD’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TherapeuticsMD’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TherapeuticsMD, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, TherapeuticsMD, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 12, 2015

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash	$51,361,607	$54,191,260
Accounts receivable, net of allowance for doubtful accounts of $21,119 and $26,555, respectively	2,154,217	1,690,753
Inventory	1,182,113	1,043,618
Other current assets	1,537,407	2,477,715
Total current assets	56,235,344	59,403,346

Fixed assets, net	63,293	61,318

Other Assets:
Prepaid expense	1,427,263	1,750,455
Intangible assets	1,228,588	665,588
Security deposit	125,000	135,686
Total other assets	2,780,851	2,551,729
Total assets	$59,079,488	$62,016,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,327,129	$2,114,217
Deferred revenue	522,613	1,602,580
Other current liabilities	3,840,639	3,601,189
Total current liabilities	10,690,381	7,317,986

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized; 156,097,019 and 144,976,757 issued and outstanding, respectively	156,097	144,977
Additional paid in capital	182,982,846	135,086,056
Accumulated deficit	(134,749,836)	(80,532,626)
Total stockholders' equity	48,389,107	54,698,407
Total liabilities and stockholders' equity	$59,079,488	$62,016,393

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012

Revenues, net	$15,026,219	$8,775,598	$3,818,013

Cost of goods sold	3,671,803	1,959,597	1,348,113

Gross profit	11,354,416	6,816,001	2,469,900

Operating expenses:
Sales, general, and administrative	22,124,072	19,014,837	14,069,701
Research and development	43,218,938	13,551,263	4,492,362
Depreciation and amortization	52,467	58,145	56,260
Total operating expense	65,395,477	32,624,245	18,618,323

Operating loss	(54,041,061)	(25,808,244)	(16,148,423)

Other income and (expense)
Miscellaneous income	46,569	34,544	3,001
Interest income	37,309	27,234	—
Financing costs	(260,027)	(1,503,922)	—
Interest expense	—	(1,165,981)	(1,905,409)
Loan guaranty costs	—	(2,944)	(45,036)
Loss on extinguishment of debt	—	—	(10,307,864)
Beneficial conversion feature	—	—	(6,716,504)

Total other expense	(176,149)	(2,611,069)	(18,971,812)

Loss before taxes	(54,217,210)	(28,419,313)	(35,120,235)

Provision for income taxes	—	—	—

Net loss	$(54,217,210)	$(28,419,313)	$(35,120,235)

Net loss per share, basic and diluted	$(0.36)	$(0.22)	$(0.38)

Weighted average number of common shares outstanding	149,727,228	127,569,731	91,630,693

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	82,978,804	82,979	15,198,241	(16,993,078)	(1,711,858)

Shares issued in private placement, net of cost	3,953,489	3,954	7,891,531	—	7,895,485
Shares issued in exchange for debt	2,775,415	2,775	1,051,882	—	1,054,657
Shares issued for exercise of options	1,931,788	1,932	189,068	—	191,000
Shares issued for exercise of warrants	8,145,486	8,145	3,093,855	—	3,102,000
Employee share based compensation	—	—	1,832,061	—	1,832,061
Warrants issued for financing costs	—	—	13,014,784	—	13,014,784
Warrants issued for services	—	—	1,563,620	—	1,563,620
Warrants issued as compensation-related party	—	—	36,284	—	36,284
Warrants issued for cash	—	—	400	—	400
Cancellation of warrants issued for loan guaranty costs-related parties	—	—	(7,830)	—	(7,830)
Beneficial ownership feature	—	—	6,716,504	—	6,716,504
Net loss	—	—	—	(35,120,235)	(35,120,235)

Balance, December 31, 2012	99,784,982	99,785	50,580,400	(52,113,313)	(1,433,128)

Shares issued in private placements, net of cost	45,116,352	45,117	78,605,236	—	78,650,353
Shares issued for exercise of options	75,423	75	30,835	—	30,910
Employee share based compensation	—	—	3,170,954	—	3,170,954
Non-employee share based compensation	—	—	83,129	—	83,129
Warrants issued for financing costs	—	—	1,711,956	—	1,711,956
Warrants issued for services	—	—	867,262	—	867,262
Warrants issued as compensation-related party	—	—	36,284	—	36,284
Net loss	—	—	—	(28,419,313)	(28,419,313)

Balance, December 31, 2013	144,976,757	144,977	135,086,056	(80,532,626)	54,698,407

Shares issued in private placements, net of cost	9,850,106	9,850	42,761,503	—	42,771,353
Shares issued for exercise of options	854,573	855	344,891	—	345,746
Shares issued for exercise of warrants	365,583	365	180,635	—	181,000
Shares issued for exercise of restricted stock units	50,000	50	(50)	—	—
Employee share based compensation	—	—	4,239,358	—	4,239,358
Non-employee share based compensation	—	—	370,453	—	370,453
Net loss	—	—	—	(54,217,210)	(54,217,210)

Balance, December 31, 2014	156,097,019	$156,097	$182,982,846	$(134,749,836)	$48,389,107

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,217,210)	$(28,419,313)	$(35,120,235)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	28,987	47,883	27,484
Amortization of intangible assets	23,480	10,262	28,776
Provision for doubtful accounts	(5,436)	(15,493)	40,548
Loss on extinguishment of debt	—	—	10,307,864
Beneficial conversion feature	—	—	6,716,504
Amortization of debt discount	—	1,102,680	1,604,240
Stock based compensation	4,239,358	3,207,238	1,868,345
Amortization of deferred financing costs	260,027	1,451,934	—
Stock based expense for services	730,954	636,917	338,457
Loan guaranty costs	—	2,944	45,036
Changes in operating assets and liabilities:
Accounts receivable	(458,028)	(1,068,619)	(728,253)
Inventory	(138,495)	571,592	(1,027,137)
Other current assets	680,281	(1,386,319)	42,281
Other assets	(37,309)	(565,706)	—
Accounts payable	4,212,912	472,851	1,334,855
Deferred revenue	(1,079,967)	457,828	1,144,752
Accrued expenses and other current liabilities	239,450	2,875,320	639,157
Other liabilities	—	(150,068)	—

Net cash flows used in operating activities	(45,520,996)	(20,768,069)	(12,737,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs, net of abandoned costs	(586,480)	(439,034)	(206,101)
Purchase of property and equipment	(30,962)	(40,790)	(66,405)
Refund (payment) of security deposit	10,686	(103,737)	—

Net cash flows used in investing activities	(606,756)	(583,561)	(272,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	42,771,353	78,650,353	7,895,485
Proceeds from exercise of options	345,746	30,910	191,000
Proceeds from exercise of warrants	181,000	—	—
Proceeds from notes and loans payable	—	—	8,700,000
Proceeds bank line of credit	—	500,000	—
Proceeds from sale of warrants	—	—	400
Repayment of bank line of credit	—	(500,000)	(300,000)
Repayment of notes payable-related party	—	—	(200,000)
Repayment of notes payable	—	(4,691,847)	(1,850,000)

Net cash flows provided by financing activities	43,298,099	73,989,416	14,436,885

Increase in cash	(2,829,653)	52,637,786	1,427,053
Cash, beginning of period	54,191,260	1,553,474	126,421
Cash, end of period	$51,361,607	$54,191,260	$1,553,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$212,853	$17,253

Cash paid for income taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing	$—	$1,711,956	$2,509,537
Warrants issued for services	$—	$462,196	$1,532,228
Warrants exercised in exchange for debt and accrued interest	$—	$—	$3,102,000
Shares issued in exchange for debt and accrued interest	$—	$—	$1,054,658
Notes payable issued for accrued interest	$—	$—	$15,123

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

TherapeuticsMD, Inc., a Nevada corporation, or TherapeuticsMD or the Company, has two wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation, or BocaGreen. Unless the context otherwise requires, TherapeuticsMD, VitaMed, and BocaGreen collectively are sometimes referred to as “our company,” “we,” “our,” or “us.”

Nature of Business

We are a women’s health care product company focused on creating and commercializing products targeted exclusively for women. As of the date of these consolidated financial statements, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of our advanced hormone therapy pharmaceutical products. The drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are created from a platform of hormone technology that enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and our wholly owned subsidiaries, VitaMed and BocaGreen. All material intercompany balances and transactions have been eliminated in consolidation.

Cash

We maintain cash at financial institutions that at times may exceed the federally insured limit of $250,000 per financial institution. We have never experienced any losses related to these funds.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories represent packaged vitamins, nutritional products and supplements and raw materials, which are valued at the lower of cost or market using the average-cost method. The costs of manufacturing the prescription products associated with the deferred revenue (as discussed in Revenue Recognition) are recorded as deferred costs and are included in inventory, until such time as the related deferred revenue is recognized.

Pre-Launch Inventory

Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expenses during the period the costs are incurred.

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

Intangible Assets

Patent and Trademarks

We have adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 350, Intangible-Goodwill and Other, or ASC 350. Capitalized patent costs, net of accumulated amortization, include legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write-off any capitalized patent costs at that time. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable. As of December 31, 2014, we had 4 issued patents (See Note 7).

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of intangibles or long-lived assets during the years ended December 31, 2014, 2013 and 2012.

Fair Value of Financial Instruments

Our financial instruments consist primarily of accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

We categorize our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by ASC 820, Fair Value Measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

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

At December 31, 2014, and 2013, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with our impairment test. There was no impairment of intangible assets during the years ended December 31, 2014, 2013, and 2012.

Income Taxes

Based upon a change in our business model, deferred income taxes are determined by calculating the loss from operations of our company starting October 4, 2011.

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

In accordance with ASC 740, Income Taxes, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. We measure recognized uncertain income tax positions using the largest amount that has a likelihood of being realized that is greater than 50%. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. At December 31, 2014, 2013, and 2012 we had no uncertain income tax positions.

We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2014 and 2013, we had no tax positions relating to open tax returns that were considered to be uncertain.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Our tax returns are subject to review by the Internal Revenue Service three years after they are filed. Currently, years filed after 2011 are subject to review.

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. As such, compensation cost is measured on the date of grant at fair value. We amortize such compensation amounts, if any, over the respective vesting periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, that requires the input of highly complex and subjective variables, including the expected life of the award and our expected stock price volatility over a period equal to or greater than the expected life of the award.

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 505, Equity Based Payments to Non-Employees, or ASC 505. ASC 505 defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Our OTC and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. The primary difference between our OTC and prescription prenatal vitamin products is the source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while purchasers of our prescription prenatal vitamin products pay for the product via third-party payers. Both OTC and prescription prenatal vitamin products share the same marketing support team utilizing similar marketing techniques. The revenue that is generated by us from major external customers is all generated from sales of our prescription prenatal vitamin products which is disclosed in Note 13. There are no major external customers for our OTC prenatal vitamin or other products.

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

We accept returns of unsalable product from customers within a return period of six months prior to and up to twelve months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. Given the limited history of our prescription products, we currently cannot reliably estimate expected returns of the prescription products at the time of shipment. Accordingly, we defer recognition of revenue on prescription products until the right of return no longer exists, which occurs at the earlier of the time the prescription products are dispensed through patient prescriptions or expiration of the right of return.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Segment Reporting

We are managed and operated as one business, which is focused on creating and commercializing products targeted exclusively for women. Our business operations are managed by a single management team that reports to the President of our Company. We do not operate separate lines of business with respect to any of our products and we do not prepare discrete financial information with respect to separate products. All product sales are derived from sales in the United States. Accordingly, we view our business as one reportable operating segment.

Shipping and Handling Costs

We expense all shipping and handling costs as incurred. We include these costs in cost of sales on the accompanying consolidated financial statements.

Advertising Costs

We expense advertising costs when incurred. Advertising costs were $698,871, $11,739 and $65,944 during the years ended December 31, 2014, 2013 and 2012, respectively.

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future R&D activities were $1,175,082 and $2,606,405 for the years ended December 31, 2014 and 2013, respectively. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal counsel. The activities undertaken by our regulatory consultants that were classified as research and development expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as research and development expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research regarding the legal landscape of potential patents. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

We calculate earnings per share, or EPS, in accordance with ASC 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts: basic and diluted. We compute basic EPS based on the weighted-average number of shares of common stock, par value $0.001 per share, or Common Stock, outstanding during the period. We compute diluted EPS based on the weighted-average number of shares of our Common Stock outstanding plus all potentially dilutive shares of our Common Stock outstanding during the period. Such potentially dilutive shares of our Common Stock consist of options and warrants and were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive due to the net loss reported by us.

The table below presents the potentially dilutive securities that would have been included in our calculation of diluted net loss per share allocable to common stockholders if they were not antidilutive for the periods presented.

	As of December 31,
	2014	2013	2012
Stock options	16,792,443	15,632,742	13,733,488
Warrants	13,927,916	14,293,499	12,193,499
	30,720,359	29,926,241	25,926,987

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-05, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of the ASU 2014-15 to have a material effect on our consolidated financial statements and disclosures.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued)

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. ASU 2014-09 is effective for public business entities, certain not-for-profit entities and certain employee benefit plans, for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under GAAP. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU No. 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 did not have a material impact on our consolidated financial statements.

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

Reclassifications

Certain 2013 and 2012 amounts have been reclassified to conform to current year presentation.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,
	2014	2013
Finished product	$874,294	$621,679
Raw material	155,341	250,943
Deferred costs	152,478	170,996
TOTAL INVENTORY	$1,182,113	$1,043,618

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2014	2013
Prepaid consulting	$411,864	$530,596
Prepaid insurance	394,878	145,722
Prepaid research and development costs	299,498	1,267,588
Other receivables-related party (Note 12)	249,981	249,981
Other prepaid costs	181,186	23,806
Deferred financing costs	—	260,022
TOTAL OTHER CURRENT ASSETS	$1,537,407	$2,477,715

NOTE 5 – FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2014	2013
Equipment	$132,150	$108,458
Furniture and fixtures	53,895	46,625
	186,045	155,083
Accumulated depreciation	(122,752)	(93,765)
TOTAL FIXED ASSETS	$63,293	$61,318

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $28,987, $47,883, and $27,484, respectively. In December 2013, accumulated depreciation was reduced by $11,980 associated with leasehold improvements of our previously leased office property.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –PREPAID EXPENSE

Prepaid expense consists of the following:

	December 31,
	2014	2013
Prepaid manufacturing costs	$899,000	$899,000
Prepaid research and development costs	463,720	824,221
Accreted prepaid costs	64,543	27,234
TOTAL PREPAID EXPENSE	$1,427,263	$1,750,455

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(2,496)	$29,455	14.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	439,184	(19,401)	419,783	18

Non-amortizing intangible assets:
Hormone therapy drug candidate patents (pending)	675,982	—	675,982	n/a
Multiple trademarks for vitamins/supplements	103,368	—	103,368	n/a
Total	$1,342,228	$(113,640)	$1,228,588

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

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

We amortized the intangible asset related to development costs for corporate website over 36 months, which is the prescribed life for software and website development costs. We amortize the intangible asset related to OPERA® using the straight-line method over the estimated useful life of approximately 20 years, which is the life of the intellectual property patents. We amortize the approved hormone therapy drug candidate patents using straight-line method over the estimated useful life of approximately 20 years. During the years ended December 31, 2014 and 2013, there was no impairment recognized.

In addition to numerous pending patent applications, as of December 31, 2014, we had 4 issued patents, including:

•	one method patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029; and

•	3 utility patents that relate to our combination progesterone and estradiol formulations, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Canada, the European Union, Mexico, Brazil, Japan, Russia, South Africa and South Korea.

Subsequent to December 31, 2014, 1 additional patent was issued related to our combination progesterone and estradiol formulations.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Amortization expense was $23,480, $10,262 and $28,776 for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the estimated amortization expense for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2015	$25,138
2016	$25,138
2017	$25,138
2018	$25,138
2019	$25,138

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2014	2013
Accrued clinical trial costs	$1,706,542	$665,782
Accrued payroll, bonuses and commission costs	814,205	941,313
Accrued vacation costs	442,430	256,920
Accrued legal and accounting expense	276,470	224,550
Other accrued expenses(1)	185,965	177,900
Allowance for wholesale distributor fees	160,503	306,303
Accrued royalties	72,710	52,188
Allowance for coupons and returns	90,446	126,233
Accrued rent	91,368	—
Accrued financing costs	—	850,000
TOTAL OTHER CURRENT LIABILITIES	$3,840,639	$3,601,189

_________________

(1) In June 2008, we declared and paid a special dividend of $0.40 per share of our Common Stock to all stockholders of record as of June 10, 2008, of which $41,359 remained unclaimed by certain stockholders at both December 31, 2014 and 2013.

NOTE 9 – NOTES PAYABLE

Issuance and Payment of Multiple Advance Revolving Credit Note

On January 31, 2013, we entered into a business loan agreement with Plato and Associates, LLC, or Plato, for a Multiple Advance Revolving Credit Note, or the Revolving Credit Note. The Revolving Credit Note allowed us to draw down funding up to a $10,000,000 maximum principal amount, at a stated interest rate of 6% per annum. Plato was able to make advances to us from time to time under the Revolving Credit Note at our request, which advances were of a revolving nature and were able to be made, repaid, and made from time to time. Interest payments were due and payable on the tenth day following the end of each calendar quarter in which any interest was accrued and unpaid, commencing on April 10, 2013, and the principal balance outstanding under the Revolving Credit Note, together with all accrued interest and other amounts payable under the Revolving Credit Note, if any, was due and payable on February 24, 2014. The Revolving Credit Note was secured by substantially all of our assets. On each of February 25 and March 13, 2013, $200,000 was drawn against the Revolving Credit Note. On March 21, 2013, we repaid $401,085, which included accrued interest, and there was no balance outstanding under the Revolving Credit Note as of December 31, 2013 and February 24, 2014 when it expired. As additional consideration for the Revolving Credit Note, we granted to Plato a warrant to purchase 1,250,000 shares of our Common Stock at an exercise price of $3.20 per share (See Note 10).

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowing under Business Loan Agreement and Promissory Note

In March 2011, VitaMed entered into a business loan agreement with First United Bank for a $300,000 bank line of credit for which personal guarantees and cash collateral were required. Personal guarantees and cash collateral limited to $100,000 each were provided by Robert Finizio and John Milligan, officers of our Company, and by Reich Family Limited Partnership, an entity controlled by Mitchell Krassan, also an officer of our Company. The bank line of credit accrued interest at the rate of 3.02% per annum based on a year of 360 days and was due on March 1, 2012. We negotiated a one-year extension with First United to the bank line of credit, which was executed on March 19, 2012. Under the extension, borrowings bore interest at a rate of 2.35% and were due on March 1, 2013. On November 13, 2012, the outstanding balance of $299,220 was repaid in full, and we amended the line of credit to reflect a $100,000 bank line of credit. In accordance with the amended line of credit, the personal guarantee and cash collateral limited to $100,000 provided by the Reich Family Limited Partnership remained in place, while the personal guarantees and cash collateral were removed for Mr. Finizio and Mr. Milligan. In February 2013, we borrowed $100,000 from First United Bank under the amended bank line of credit. On April 25, 2013, we re-paid $100,735, which represented the principal and interest that was due under the amended bank line of credit. On May 1, 2013, the amended bank line of credit expired and was not renewed. Accordingly, the personal guarantee was canceled, and the cash collateral was refunded to the Reich Family Limited Partnership. During the years ended December 31, 2013 and 2012, we paid $735 and $7,366, respectively, of interest expense, which are included in interest expense on the accompanying consolidated financial statements.

Issuance of January and February 2012 Promissory Notes

In January and February 2012, we issued 6% promissory notes in the aggregate principal amount of $900,000, due March 1, 2012, which were subsequently increased to an aggregate principal amount of $1,700,000. As discussed below in Issuance and Settlement of February 2012 Notes, these promissory notes were modified on February 24, 2012 through the issuance of secured promissory notes.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE (Continued)

Issuance and Settlement of February 2012 Promissory Notes

On February 24, 2012, we issued promissory notes, the February 2012 Notes, to an individual and an entity, both of which were stockholders of our company, in the principal amount of $1,358,014 and $1,357,110, respectively, and granted warrants to purchase an aggregate of 9,000,000 shares of our Common Stock pursuant to the terms of a Note Purchase Agreement, dated February 24, 2012. We received an aggregate of $1,000,000 of new funding upon issuance of the February 2012 Notes and related warrants and surrender by the holders of certain promissory notes, which we previously issued in the aggregate amount of $1,700,000 plus the aggregate accrued interest of $15,124 (collectively, the “Prior Notes”). Under the February 2012 Notes, as amended, we borrowed an additional $3,000,000 during March, April, and May 2012.

We granted warrants to purchase an aggregate of 5,685,300 shares of Common Stock in consideration of the modification of the Prior Notes and warrants to purchase an aggregate of 3,314,700 shares of Common Stock in connection with the issuance of the February 2012 Notes. We determined that the resulting modification of the Prior Notes was substantial in accordance with ASC 470-50, Modifications and Extinguishments. As such the modification was accounted for as an extinguishment and restructuring of the debt, and the 5,685,300 warrants issued in consideration of the modification were expensed (see Warrant Activity during 2012 in NOTE 10 for more details). The fair value of the Prior Notes was estimated by calculating the present value of the future cash flows discounted at a market rate of return for comparable debt instruments to be $1,517,741, resulting in a debt discount of $197,383 and recognized a loss on extinguishment of debt of $10,307,864, which represented the fair value of the 5,685,300 warrants net of the difference between the carrying amount of the Prior Notes and their fair value as of the date of the modification on the accompanying consolidated financial statements.

On June 19, 2012, we settled an aggregate amount of $3,102,000 of principal and accrued interest of the February 2012 Notes in exchange for the exercise of warrants to purchase 8,145,486 shares of our Common Stock. As discussed below in Issuance and Payment of June 2012 Notes, the remaining balance of $2,691,847 of the February 2012 Notes was modified on June 19, 2012 through the issuance of the June 2012 Notes (as defined below) (see NOTE 10 for more details).

Issuance and Payment of June 2012 Promissory Notes

On June 19, 2012, we issued secured promissory notes, or the June 2012 Notes, to the holders of the February 2012 Notes in the principal amounts of $2,347,128 and $2,344,719, pursuant to the terms of a Note Purchase Agreement. In connection with the June 2012 Notes, the holders of the February 2012 Notes surrendered the remaining balance of such notes in the aggregate amount of $1,347,128 and $1,344,719, which sums included principal and accrued interest through June 19, 2012, and we received an aggregate of $2,000,000 of new funding, or the June Funding, from the holders of the February 2012 Notes. The principal amount of each of the June 2012 Notes, plus any additional advance made to us thereafter, together with accrued interest at the annual rate of 6%, was due in one lump sum payment on February 24, 2014. As security for our obligations under the June 2012 Notes, we entered into a security agreement and pledged all of our assets, tangible and intangible, as further described therein. We also granted warrants to purchase an aggregate of 7,000,000 shares of our Common Stock in connection with the June Funding. On March 21, 2013, we repaid $4,882,019 of the June 2012 Notes, including accrued interest, leaving a balance of $21,595 in accrued interest as of March 31, 2013. On April 25, 2013, the balance of accrued interest was paid in full.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE (Continued)

Issuance and Payment of Additional Promissory Notes in 2012

In August and September 2012, we issued 6% promissory notes in the amount of $1,600,000 due on October 1, 2012, which due date was subsequently extended. These notes were paid in full in October 2012.

In September 2012, we issued a 6% promissory note for $200,000 due on October 15, 2012. This note was paid in full in October 2012.

Issuance and Payment of Additional Promissory Notes in 2011

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

Conversion of July 2011 Secured Notes

In July 2011, VitaMed issued two senior secured promissory notes, or the Secured Notes, each in the amount of $500,000 and also entered into a security agreement under which VitaMed pledged all of its assets to secure the obligation. The Secured Notes were assumed by us upon the merger with VitaMed in October 2011 and bore interest at the rate of 6% per annum, were due on the one year anniversary thereof, and were convertible into shares of our Common Stock at our option. We were permitted to satisfy the obligations underlying the Secured Notes by delivering such number of shares of our Common Stock calculated by dividing the then-outstanding principal balance by the Share Price. For purposes of the Secured Notes, the “Share Price” meant the lower of the most recent price at which we offered and sold shares of our Common Stock (not including any shares of our Common Stock issued upon the exercise of options and/or warrants or upon the conversion of any convertible securities) or the five-day average closing bid price immediately preceding the date of conversion. On June 19, 2012, we reached an agreement to convert the outstanding amount of the Secured Notes, representing principal and accrued interest through June 19, 2012, of $1,054,647 into an aggregate of 2,775,415 shares of our Common Stock at $0.38 per share. This resulted in a beneficial conversion feature of $6,716,504 as recorded in other income and expense on the accompanying consolidated financial statements. For the year ended December 31, 2012 we recorded an aggregate of $33,204 as interest expense on the accompanying consolidated financial statements.

Issuance, Payment and Conversion of VitaMed Promissory Notes

In June 2011, VitaMed issued promissory notes, or the VitaMed Notes, in the aggregate principal amount of $500,000. In connection with the VitaMed Notes, VitaMed granted warrants to purchase equity interests in VitaMed that were equivalent to an aggregate of 613,718 shares of our Common Stock when the VitaMed Notes were assumed by us upon the merger with VitaMed. The VitaMed Notes bore interest at a rate of 4% per annum and were due at the earlier of (i) the six month anniversary of the date of issuance and (ii) such time as VitaMed received the proceeds of a promissory note(s) issued in an amount of not less than $1,000,000, or the Funding. Upon the closing of the Funding in July 2011, as more fully described above in Conversion of July 2011 Secured Notes, two of the VitaMed Notes in the aggregate principal amount of $200,000 were paid in full. By mutual agreement, the remaining VitaMed Notes in the aggregate principal amount of $300,000 were extended. In October 2011, one of the VitaMed Notes in the aggregate principal amount of $50,000 was paid in full, and, by mutual agreement, certain of the VitaMed Notes in the aggregate principal amount of $100,000 were converted into 266,822 shares of our Common Stock at $0.38 per share, which represented the fair value of our Common Stock on the date of conversion. In June 2012, a VitaMed Note held by an unaffiliated individual was paid in full, including $2,160 in accrued interest. The remaining VitaMed Notes, held by Mr. Milligan and by BF Investment Enterprises, Ltd., which is owned by Brian Bernick, a director of our company, in the aggregate principal amount of $100,000, were extended to October 15, 2012. On October 4, 2012, we re-paid the outstanding VitaMed Notes in full, including $5,341 in accrued interest.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE (Continued)

Issuance, Payment and Conversion of VitaMed Promissory Notes (continued)

In September and October 2011, VitaMed issued convertible notes, or the VitaMed Convertible Notes, in the aggregate amount of $534,160. The VitaMed Convertible Notes bore interest at the rate of 4% per annum and were due December 1, 2011. On November 18, 2011, we entered into Debt Conversion Agreements with the holders of the VitaMed Convertible Notes, pursuant to which we converted the principal and accrued interest of the VitaMed Convertible Notes into 1,415,136 shares of our Common Stock at $0.38 per share, which represented the fair value of the shares of our Common Stock on the date of conversion.

For the year ended December 31, 2012, we recorded an aggregate of $6,344 as interest expense on the accompanying consolidated financial statements.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2014, we had 10,000,000 shares of Preferred Stock, par value $0.001, authorized for issuance, of which no shares of Preferred Stock were issued or outstanding.

Common Stock

At December 31, 2014, we had 250,000,000 shares of Common Stock, par value $0.001, authorized for issuance, of which 156,097,019 shares of our Common Stock were issued and outstanding.

Issuances During 2014

On July 29, 2014, we entered into an underwriting agreement with Goldman Sachs & Co, as the representative of the underwriters named therein, or the Goldman Sachs Underwriters, relating to an underwritten public offering of 8,565,310 shares of our Common Stock. The price to the public in the offering was $4.67 per share. Under the terms of the underwriting agreement, we granted the Goldman Sachs Underwriters a 30-day option to purchase up to an additional 1,284,796 shares of our Common Stock. On July 30, 2014, the Goldman Sachs Underwriters exercised their option to purchase the additional 1,284,796 shares of our Common Stock. Net proceeds from this offering were approximately $42.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The offering closed on August 4, 2014.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2014, certain individuals exercised stock options to purchase 860,800 shares of our Common Stock. Stock options to purchase shares of our Common Stock were exercised as follows: (i) 724,193 options for $345,746 in cash and (ii) 136,607 options, pursuant to the stock options’ cashless provision, wherein 130,380 shares of Common Stock were issued. In addition, during 2014, we issued 50,000 shares of Common Stock to an employee upon the vesting of restricted stock units that were granted in December 2013.

During the year ended December 31, 2014, certain individuals exercised warrants to purchase 365,583 shares of our Common Stock for $181,000 in cash.

Issuances During 2013

On March 14, 2013, we entered into an underwriting agreement with Jefferies LLC as the representative of the underwriters named therein, or the Jefferies Underwriters, relating to the issuance and sale of 29,411,765 shares of our Common Stock. The price to the public in the offering was $1.70 per share. In addition, under the terms of the underwriting agreement, we granted the Jefferies Underwriters a 30-day option to purchase up to an additional 4,411,765 shares of our Common Stock. The offering closed on March 20, 2013. On April 12, 2013, the Jefferies Underwriters exercised their option to purchase an additional 1,954,587 shares of our Common Stock, which were issued on April 18, 2013. The net proceeds to us from this offering were approximately $48.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

On September 25, 2013, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated, as the representative of the underwriters named therein, or the Stifel Underwriters, relating to the issuance and sale of 13,750,000 shares of our Common Stock. The price to the public in the offering was $2.40 per share. The net proceeds to us from this offering were approximately $30.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The offering closed on September 30, 2013.

During 2013 certain individuals exercised stock options to purchase an aggregate of 75,423 shares of our Common Stock for approximately $31,000.

Issuances During 2012

During June 2012, we settled $3,102,000 in principal and accrued interest of the February 2012 Notes in exchange for the holders’ exercise of a portion of the related warrants for an aggregate of 8,145,486 shares of Common Stock. During June 2012, we and the holders also agreed to convert a portion of the February 2012 Notes, and principal and accrued interest through June 19, 2012 totaling $1,054,647, into 2,775,415 shares of Common Stock at $0.38 per share.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Issuances During 2012 (continued)

In September 2012, we entered into a Securities Purchase Agreement with multiple investors, relating to the issuance and sale of Common Stock in a private placement. The private placement closed on October 2, 2012, through which we sold an aggregate of 3,953,489 shares of Common Stock at $2.15 per share, for an aggregate purchase price of $8,500,001. In connection with the private placement, Jefferies LLC served as our exclusive placement agent. Jefferies’ compensation for the transaction was a cash fee of $552,500. We also paid legal fees and expenses of the investors in the aggregate of $52,016, resulting in net proceeds to us from the private placement of $7,895,485. Pursuant to the terms of the Securities Purchase Agreement, we agreed to file a registration statement covering the resale of these shares, which was filed on November 27, 2012.

During the year ended December 31, 2012, certain individuals exercised stock options to purchase 1,958,216 shares of Common Stock. Stock options to purchase shares of Common Stock were exercised as follows: (i) 1,691,393 options for $191,000 in cash and (ii) 266,823 options, pursuant to the stock options’ cashless provision, wherein 240,395 shares of Common Stock were issued.

Warrants to Purchase Common Stock

As of December 31, 2014, we had warrants outstanding to purchase an aggregate of 13,927,916 shares of our Common Stock with a weighted-average contractual remaining life of 3.0 years, and exercise prices ranging from $0.24 to $3.20 per share, resulting in a weighted average exercise price of $1.82 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant.

Warrant Activity During 2014

During the year ended December 31, 2014, we did not issue any warrants. As of December 31, 2014, unamortized costs associated with the Sancilio & Company, Inc., or SCI warrants issued in 2013 and 2012 totaled approximately $875,600.

Warrant Activity During 2013

In January 2013, we issued warrants to purchase 1,250,000 shares of our Common Stock in connection with the issuance of the Revolving Credit Note, or the Plato Warrant, (see NOTE 10 above for more details). The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant vested on October 31, 2013 and may be exercised prior to its expiration on January 31, 2019. The Plato Warrant, with a fair value of approximately $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%. During the years ended December 31, 2014 and 2013, $260,027 and $1,451,934, respectively, was recorded as financing costs in connection with the issuance of the Plato Warrant on the accompanying consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Warrant Activity During 2013 (continued)

In May 2013, we entered into a consulting agreement with SCI, to develop drug platforms to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain U.S. Food and Drug Administration, or the FDA, approval for our drug candidates, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of our Common Stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to issue to SCI a warrant to purchase 850,000 shares of our Common Stock at $2.01 per share that has vested or will vest, as applicable, as follows:

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

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. As of December 31, 2014, we recorded $154,068 as prepaid expense-short term and $77,026 as prepaid expense-long term in the accompanying consolidated financial statements. During the years ended December 31 2014 and 2013, we recorded $154,068 and $77,034, respectively, as non-cash compensation in the accompanying consolidated financial statements; and

3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will not occur before December 2015.

Warrant Activity During 2012

In February 2012, we issued warrants for the purchase of an aggregate of 5,685,300 shares of Common Stock in connection with the modification of certain existing promissory notes, or the Modification Warrants, and warrants for the purchase of an aggregate of 3,314,700 shares of our Common Stock in connection with the issuance of the February 2012 Notes, or the February 2012 Warrants (see NOTE 9). Both the Modification Warrants and the February 2012 Warrants are exercisable at $0.38 per share. The Modification Warrants have a fair value of $10,505,247, and the February 2012 Warrants have a fair value of $6,124,873. Fair value was determined on the date of the issuance using a term of five years; a volatility of 44.5%; risk free rate of 0.89%; and a dividend yield of 0%. We recorded the fair value of the Modification Warrants as part of the loss on extinguishment of debt in the accompanying consolidated financial statements. The relative fair value of the February 2012 Warrants of $859,647 was recorded as debt discount. As a result of the surrender of the February 2012 Notes on June 19, 2012, we expensed the remaining unamortized debt discount.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Warrant Activity During 2012

In March 2012, we issued warrants to purchase an aggregate of 31,000 shares of Common Stock to five unaffiliated individuals for services rendered. These warrants were valued on the date of the issuance using a term of five years; a volatility of 44.81%; risk free rate of 1.04%; and a dividend yield of 0%; we recorded $29,736 as consulting expense in the accompanying consolidated financial statements.

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to an unaffiliated entity for services to be rendered over approximately five years beginning in May 2012. Services provided are to include (a) services in support of our drug development efforts, including services in support our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain New Drug Approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. At December 31, 2014, we had $257,796 reported as prepaid expense-short term and $386,694 recorded as prepaid expense-long term. During the years ended December 31, 2014, 2013 and 2012, we recorded $309,165, $360,528 and $218,045, respectively as non-cash compensation with respect to these warrants in the accompanying consolidated financial statements. The contract will expire upon the commercial manufacture of a drug product. We have determined that the process will take approximately five years. As a result, we are amortizing the $1,532,228 over five years.

In June 2012, we issued warrant to purchase aggregate of 7,000,000 shares of Common Stock in connection with the issuance of the June 2012 Notes, or the June 2012 Warrants, (see NOTE 9). Of the June 2012 Warrants issued, 6,000,000 are exercisable at $2.00 per share and 1,000,000 are exercisable at $3.00 per share. The fair value of the June 2012 Warrants of $9,424,982 was determined on the date of the issuance using a term of five years; a volatility of 44.64%; risk free rate of 0.75%; and a dividend yield of 0%. The relative fair value of the June 2012 Warrants of $1,649,890 was determined by using the relative fair value calculation method on the date of the issuance. $547,210 was amortized to interest expense in 2012 and as a result of the repayment of the associated debt on March 21, 2013, the remaining unamortized debt discount of $1,102,680 was amortized to interest expense.

In June 2012, we issued warrants to purchase an aggregate of 1,500 shares of Common Stock to three unaffiliated individuals for services rendered. The warrants were valued on the date of the issuance using a term of five years; a volatility of 44.78%; risk free rate of 0.72%; and a dividend yield of 0%. A total of $1,656 was recorded as consulting expense in the accompanying consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Summary of our Warrant activity and related information for 2012-2014

	Number of Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	3,057,627	$0.36	7.9	$3,483,691
Issued	17,332,500	$1.26
Exercised	(8,145,486)	$0.38
Expired	—
Cancelled	(51,142)	$0.24
Balance at December 31, 2012	12,193,499	$1.63	4.8	$17,971,994
Issued	2,100,000	$2.72
Exercised	—
Expired	—
Cancelled	—
Balance at December 31, 2013	14,293,499	$1.79	3.9	$48,932,777
Issued	—
Exercised	(365,583)	$0.50
Expired	—
Cancelled	—
Balance at December 31, 2014	13,927,916	$1.82	3.0	$36,623,875
Vested and Exercisable at December 31, 2014	13,562,764	$1.83	2.9	$35,599,540

The weighted average fair value per share of warrants issued and the assumptions used in the Black-Scholes Model during the years ended December 31, 2014, 2013 and 2012 are set forth in the table below.

	2014	2013	2012
Weighted average fair value	$—	$2.83	$2.05
Risk-free interest rate	—%	0.88-1.12%	0.72-1.04%
Volatility	—%	44.29-45.89%	44.64-44.81%
Term (in years)	—	5-6	5
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Our estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. We used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2011-2014.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. Prior to the merger with VitaMed, no Awards had been issued under the 2009 Plan. As of December 31, 2014, there were Awards for 18,246,625 shares of our Common Stock issued under the 2009 Plan.

On February 23, 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. There are 10,000,000 shares of our Common Stock authorized for issuance thereunder. As of December 31, 2014, there were awards for 2,600,000 shares issued under the 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model during the years ended December 31, 2014, 2013 and 2012 are set forth in the table below.

	2014	2013	2012
Risk-free interest rate	0.07-1.77%	0.65-1.71%	0.61-2.23%
Volatility	68.05-82.29%	33.35-45.76%	40.77-46.01%
Term (in years)	0.5-6.25	5-6.25	5-6.25
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected life. Estimated volatility is a measure of the amount by which the price of Common Stock is expected to fluctuate each year during the term of the award. Our estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. We used the historical volatility of our peer entities due to the lack of sufficient historical data on our stock price. The average expected life is based on the contractual term of the option using the simplified method.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock of the Company (continued)

A summary of activity under the 2009 and 2012 Plans and related information for 2012-2014 follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	10,590,161	$0.16	7.6	$14,067,649
Granted	5,121,250	$2.80
Exercised	(1,931,788)
Expired	—
Cancelled	(46,135)
Balance at December 31, 2012	13,733,488	$1.16	7.7	$26,804,117
Granted	2,583,677	$3.31
Exercised	(75,423)
Expired	(250)
Cancelled	(608,750)
Balance at December 31, 2013	15,632,742	$1.44	7.2	$58,878,132
Granted	2,442,000	$4.71
Exercised	(854,573)
Expired	(250)
Cancelled	(427,476)
Balance at December 31, 2014	16,792,443	$1.88	6.9	$43,996,311
Vested and Exercisable at December 31, 2014	13,276,462	$1.39	5.5	$40,720,977

At December 31, 2014, our outstanding options had exercise prices ranging from $0.10 to $5.21 per share.

Share-based compensation expense for options recognized in our results for the years ended December 31, 2014, 2013, and 2012  ($4,393,455, $3,200,655 and $1,832,061, respectively) is based on awards vested and we estimated no forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates.

At December 31, 2014, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $5,160,000, which is expected to be recognized over a weighted-average period of 2.9 years. No tax benefit was realized due to a continued pattern of operating losses. At December 31, 2013 and 2012, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $3,921,000 and $4,391,000, respectively.

In December 2013, we granted a restricted stock unit, or the RSU, under our 2012 Plan to an employee of 50,000 shares of our Common Stock having a fair value of $233,500. During the years ended December 31, 2014 and 2013, we recorded $53,428 and $180,072, respectively, of non-cash compensation related to the RSU on the accompanying consolidated financial statements. The RSU vested and the shares of Common Stock underlying the RSU were issued in June 2014.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11 – INCOME TAXES

For the years ended December 31, 2014, 2013 and 2012, there was no provision for income taxes, current or deferred.

At December 31, 2014, we have a federal net operating loss carry forward of approximately $105,529,416 available to offset future taxable income through 2034.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	2014	2013	2012
Federal statutory tax rate	34.0%	35.0%	35.0%
State tax rate, net of federal tax benefit	5.8%	5.8%	5.5%
Adjustment in valuation allowances	(50.9)%	(32.4)%	(18.2)%
Permanent and other differences	11.1%	(8.4)%	(22.3)%
Provision (Benefit) for Income Taxes	—%	—%	—%

Our deferred tax asset and liability as presented in the accompanying consolidated financial statements consist of the following:

	2014	2013	2012
Deferred Income Tax Assets:
Net operating losses	$43,091,437	$14,773,537	$5,920,861
R&D Credit	0	547,511	186,346
Total deferred income tax asset	43,091,437	15,321,048	6,107,207
Valuation allowance	(43,091,437)	(15,321,048)	(6,107,207)
Deferred Income Tax Assets, net	$—	$—	$—

We believe that it is more likely than not that we will not generate sufficient future taxable income to realize the tax benefits related to the deferred tax assets on our balance sheet and as such, a valuation allowance has been established against the deferred tax assets for the period ended December 31, 2014.

Unrecognized Tax Benefits

As of the period ended December 31, 2014, we had no unrecognized tax benefits.

NOTE 12 – RELATED PARTIES

Loan Guaranty

In March 2011, VitaMed entered into a business loan agreement with First United for a $300,000 line of credit for which personal guarantees and cash collateral were required. Personal guarantees and cash collateral limited to $100,000 each were provided by Mr. Finizio, Mr. Milligan, and Reich Family Limited Partnership. See NOTES 9 and 10  for more details.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTIES (Continued)

Loans from Affiliates

In June 2011, VitaMed issued the VitaMed Notes in the aggregate principal amount of $500,000, of which $100,000 was sold to affiliates. In June 2012, the affiliate notes were extended to October 15, 2012 (one held by Mr. Milligan for $50,000 and one for $50,000 held by BF Investments, LLC, which is owned by Brian Bernick, a member of the board of directors of our company. On October 4, 2012 these VitaMed Notes were paid in full including $5,341 in accrued interest.

In December 2011, we issued 4% promissory notes to Mr. Finizio and Mr. Milligan and for an aggregate of $100,000 ($50,000 each) with original due dates of March 1, 2012. These promissory notes were extended by mutual agreement to June 1, 2012. In June 2012, the promissory note held by Mr. Finizio was paid in full, including $888 in accrued interest. Mr. Milligan’s promissory note was extended to October 15, 2012. On October 4, 2012 this promissory note was paid in full including $1,519 in accrued interest.

Purchases by Related Parties

During 2012, we sold our products to Dr. Brian Bernick, a director of our company, in the amount of $2,632, and $1,272 of receivables related thereto remained outstanding at December 31, 2012. No products were sold to Dr. Bernick during 2014 and 2013.

Agreements with Pernix Therapeutics, LLC

On February 29, 2012, Cooper C. Collins, president and largest shareholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on our board of directors. From time to time, we have entered into agreements with Pernix in the normal course of business. All such agreements are reviewed by independent directors of our company or a committee consisting of independent directors of our company. During the years ended December 31, 2014, 2013, and 2012, we made purchases of $0, $0 and $404,000, respectively, from Pernix. At December 31, 2014, 2013, and 2012, there were amounts due Pernix of approximately $46,000, $46,000, and $308,000 outstanding, respectively.

Additionally, there were amounts due to us from Pernix for legal fee reimbursement relating to a litigation matter pursuant to a license and supply agreement in the amount of $249,981 for each of the years ended December 31, 2014 and 2013.

Warrants assigned to Related Party

In June 2012, a warrant to purchase 100,000 shares of our Common Stock was assigned by a non-affiliated third party to the son of the Chairman of our board of directors.

NOTE 13 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 82%, 98%, and 76% of our purchases supplied from one vendor for the years ended December 31, 2014, 2013, and 2012, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - BUSINESS CONCENTRATIONS (Continued)

We sell our vitamins, prenatal dietary supplement products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, other institutions and directly to retail customers. Revenue generated from four customers accounted for approximately 75%, 79%, and 28% of our recognized revenue and 97%, 97%, and 98% of our deferred revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, we had four customers that generated more than 10% of our sales – these customers are designated as customers “A”, “B”, “C” and “D”. Customers A, B, C and D generated $1,609,950, $1,586,903, $1,804,018 and $4,053,838, respectively, in sales in 2014; $1,221,212, $1,711,417, $2,588,626, and $1,312,192, respectively, in sales in 2013; and $67,599, $490,092, $830,902, and $0, respectively, in sales in 2012.

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

The straight line rental expense related to our current lease totaled  $361,793 for the year ended December 31, 2014, partially offset by the rent income of $41,613 for sublet space. The straight line rental expense related to our current lease totaled  $180,894 for the six months ended December 31, 2013, partially offset by rent income of $32,963 for sublet space. The rental expense related to our prior lease which expired June 30, 2013 totaled $60,168 for the six months ended June 30, 2013, and $106,315 for the year ended December 31, 2012.

As of December 31, 2014, future minimum rental payments under our office lease are as follows:

Years Ending December 31,
2015	$371,240
2016	382,377
2017	393,848
2018	302,748
2019	—
Total minimum lease payments
Non-cancellable sub-lease income	—
Net minimum lease payments	$1,450,213

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2014, 2013 and 2012, we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal years 2014, 2013, and 2012 is as follows:

	2014 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$2,831	$3,752	$4,186	$4,257
Gross profit	$2,000	$2,859	$3,118	$3,377
Net loss	$(9,183)	$(10,899)	$(17,832)	$(16,303)

Loss per common share, basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.10)

	2013 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$1,537	$2,081	$2,295	$2,863
Gross profit	$1,157	$1,617	$1,646	$2,396
Net loss	$(6,376)	$(6,009)	$(7,673)	$(8,361)

Loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.06)	$(0.06)

	2012 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$722	$819	$1,036	$1,241
Gross profit	$386	$447	$729	$908
Net loss	$(13,290)	$(11,850)	$(4,253)	$(5,727)

Loss per common share, basic and diluted	$(0.16)	$(0.14)	$(0.04)	$(0.06)

NOTE 16 – SUBSEQUENT EVENTS

On February 10, 2015, we entered into an underwriting agreement, or the Cowen Agreement, with Cowen and Company, LLC, as the representative of the several underwriters, or the Cowen Underwriters, relating to an underwritten public offering of 13,580,246 shares of the our Common Stock, at a public offering price of $4.05 per share. Under the terms of the Cowen Agreement, we granted the Cowen Underwriters a 30-day option to purchase up to an aggregate of 2,037,036 additional shares of Common Stock, which option was exercised in full. The net proceeds to us from the offering were approximately $59.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on February 17, 2015.

On February 18, 2015, we entered into an agreement to lease administrative office space in Boca Raton, Florida, pursuant to an addendum to our existing 63 month non-cancelable operating lease commencing on July 1, 2013 and expiring on September 30, 2018. This addendum will be effective beginning April 1, 2015 and will expire with the original lease term on September 30, 2018.

