Form 10-Q
period 2015-03-31
TherapeuticsMD, Inc.
filed 2015-05-07
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to __________________

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 4, 2015 was 172,656,036.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current Assets:
Cash	$91,658,453	$51,361,607
Accounts receivable, net of allowance for doubtful accounts of $72,757 and $59,753, respectively	2,644,049	2,154,217
Inventory	959,188	1,182,113
Other current assets	1,445,995	1,537,407
Total current assets	96,707,685	56,235,344

Fixed assets, net	56,412	63,293

Other Assets:
Prepaid expense	1,334,139	1,427,263
Intangible assets	1,258,750	1,228,588
Security deposit	125,000	125,000
Total other assets	2,717,889	2,780,851
Total assets	$99,481,986	$59,079,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,235,183	$6,327,129
Other current liabilities	4,879,452	3,840,639
Deferred revenue	—	522,613
Total current liabilities	11,114,635	10,690,381

Long-Term Liabilities:
Accrued Expense	651,567	—
Total liabilities	11,766,202	10,690,381

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 250,000,000 shares authorized; 172,651,036 and 156,097,019 issued and outstanding, respectively	172,651	156,097
Additional paid in capital	243,187,225	182,982,846
Accumulated deficit	(155,644,092)	(134,749,836)
Total stockholders' equity	87,715,784	48,389,107
Total liabilities and stockholders' equity	$99,481,986	$59,079,488

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues, net	$4,475,049	$2,830,533

Cost of goods sold	1,043,641	830,707

Gross profit	3,431,408	1,999,826

Operating expenses:
Sales, general, and administrative	6,163,612	5,029,497
Research and development	18,176,835	5,908,078
Depreciation and amortization	13,572	13,068
Total operating expense	24,354,019	10,950,643

Operating loss	(20,922,611)	(8,950,817)

Other income and (expense)
Miscellaneous income	18,513	18,572
Interest income	9,842	9,154
Financing costs	—	(260,027)
Total other income (expense)	28,355	(232,301)

Loss before taxes	(20,894,256)	(9,183,118)

Provision for income taxes	—	—

Net loss	$(20,894,256)	$(9,183,118)

Net loss per share, basic and diluted	$(0.13)	$(0.06)

Weighted average number of common shares outstanding-basic and diluted	163,448,130	145,019,561

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,894,256)	$(9,183,118)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	6,881	7,122
Amortization of intangible assets	6,691	5,946
Provision for doubtful accounts	13,004	6,046
Stock based compensation	704,872	1,009,526
Amortization of deferred financing costs	—	260,027
Stock based expense for services	135,592	314,291
Changes in operating assets and liabilities:
Accounts receivable	(502,836)	(654,748)
Inventory	222,925	122,933
Other current assets	91,412	(85,834)
Other assets	(9,842)	(9,154)
Accounts payable	(91,946)	954,513
Deferred revenue	(522,613)	(124,271)
Accrued expenses and other current liabilities	1,038,813	(1,329,216)
Other long-term liabilities	651,567	—

Net cash flows used in operating activities	(19,149,736)	(8,705,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(36,853)	(97,284)
Purchase of property and equipment	—	(23,692)

Net cash flows used in investing activities	(36,853)	(120,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	59,117,827	—
Proceeds from exercise of options	7,208	40,055
Proceeds from exercise of warrants	358,400	—

Net cash flows provided by financing activities	59,483,435	40,055

Increase (decrease) in cash	40,296,846	(8,786,858)
Cash, beginning of period	51,361,607	54,191,260
Cash, end of period	$91,658,453	$45,404,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of TherapeuticsMD, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or the SEC, from which we derived our balance sheet as of December 31, 2014. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued Accounting Pronouncements

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of intangibles or long-lived assets during the three months ended March 31, 2015 and 2014.

Fair Value of Financial Instruments

Our financial instruments consist primarily of accounts receivable, accounts payable and accrued expenses. The carrying amount of accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

At March 31, 2015 and 2014, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with the Company’s impairment test. There was no impairment of intangible assets or long-lived assets during the three months ended March 31, 2015 and 2014.

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

We accept returns of unsalable product from customers within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. As of January 1, 2015, we started estimating returns based on historical return rates and record actual product returns against this reserve as received.

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

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities were $995,144 and $1,175,082, at March 31, 2015 and December 31, 2014, respectively. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal counsel. The activities undertaken by our regulatory consultants that were classified as research and development expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as research and development expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research regarding the legal landscape of potential patents. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. As of March 31, 2015, we classified $651,567 of the accrued clinical study costs as Accrued Expense related to the costs that will be paid at the completion of one of our clinical trials. Accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of the following:

	March 31, 2015	December 31, 2014
Finished product	$789,174	$874,294
Raw material	170,014	155,341
Deferred costs	—	152,478
TOTAL INVENTORY	$959,188	$1,182,113

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid consulting	$411,864	$411,864
Other receivables-related party (Note 13)	249,981	249,981
Prepaid insurance	237,867	394,878
Prepaid research and development costs	222,526	299,498
Prepaid vendor deposits	171,374	—
Other prepaid costs	152,383	181,186
TOTAL OTHER CURRENT ASSETS	$1,445,995	$1,537,407

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2015	December 31, 2014
Equipment	$132,150	$132,150
Furniture and fixtures	53,895	53,895
	186,045	186,045
Accumulated depreciation	(129,633)	(122,752)
TOTAL FIXED ASSETS	$56,412	$63,293

Depreciation expense for the three months ended March 31, 2015 and 2014 was $6,881 and $7,122 respectively.

NOTE 7 – PREPAID EXPENSE

Prepaid expense consists of the following:

	March 31, 2015	December 31, 2014
Prepaid manufacturing costs	$899,000	$899,000
Prepaid research and development costs	360,754	463,720
Accreted prepaid costs	74,385	64,543
TOTAL PREPAID EXPENSE	$1,334,139	$1,427,263

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(2,995)	$28,956	14.5
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	439,184	(25,593)	413,591	17.75
Non-amortizing intangible assets:
Hormone therapy drug candidate patents (pending)	691,465	—	691,465	n/a
Multiple trademarks for vitamins/supplements	124,738	—	124,738	n/a
Total	$1,379,081	$(120,331)	$1,258,750

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(2,496)	$29,455	14.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	439,184	(19,401)	419,783	18
Non-amortizing intangible assets:
Hormone therapy drug candidate patents (pending)	675,982	—	675,982	n/a
Multiple trademarks for vitamins/supplements	103,368	—	103,368	n/a
Total	$1,342,228	$(113,640)	$1,228,588

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS (Continued)

We amortize the intangible asset related to development costs for corporate website over 36 months, which is the prescribed life for software and website development costs. The average enforceable life of patents is 20 years. We amortize the intangible asset related to OPERA® using the straight-line method over the estimated remaining useful life of approximately 15 years. We amortize the approved hormone therapy drug candidate patents using straight-line method over the estimated remaining useful life of approximately 18 years. During the three months ended March 31, 2015 and 2014, there was no impairment recognized.

In addition to numerous pending patent applications, as of March 31, 2015, we had nine issued patents, including:

•	one method patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029;

•	eight utility patents that relate to our combination progesterone and estradiol formulations, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Canada, the European Union, Israel, Mexico, Brazil, Japan, Russia, South Africa and South Korea.

Subsequent to March 31, 2015, two additional patents were issued related to our combination progesterone and estradiol formulations.

Amortization expense was $6,691 and $5,946 for the three months ended March 31, 2015 and 2014, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2015 (9 months)	$20,074
2016	$26,765
2017	$26,765
2018	$26,765
2019	$26,765

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2015	December 31, 2014
Accrued clinical trial costs	$2,672,962	$1,706,542
Accrued payroll, bonuses and commission costs	900,662	814,205
Accrued vacation costs	429,740	442,430
Accrued legal and accounting expense	114,760	276,470
Other accrued expenses(1)	312,181	185,965
Allowance for wholesale distributor fees	121,469	160,503
Accrued royalties	53,415	72,710
Allowance for coupons and returns	184,521	90,446
Accrued rent	89,742	91,368
TOTAL OTHER CURRENT LIABILITIES	$4,879,452	$3,840,639

____________

(1)	In June 2008, we declared and paid a special dividend of $0.40 per share of our Common Stock to all stockholders of record as of June 10, 2008, of which $41,359 remained unclaimed by certain shareholders at March 31, 2015 and December 31, 2014.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NET LOSS PER SHARE

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock, par value $0.001 per share, or Common Stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our Common Stock outstanding subject to repurchase or forfeiture for the three months ended March 31, 2015 and 2014.

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

	Three months ended
	March 31, 2015	March 31, 2014
Stock options	17,586,109	16,511,006
Warrants	13,002,431	14,293,499
Restricted stock units	—	50,000
	30,588,540	30,854,505

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2015, we had 10,000,000 shares of Preferred Stock, par value $0.001, authorized for issuance, of which no shares of Preferred Stock were issued or outstanding.

Common Stock

At March 31, 2015, we had 250,000,000 shares of Common Stock authorized, of which 172,651,036 shares of Common Stock were issued and outstanding.

On February 10, 2015, we entered into an underwriting agreement, or the Cowen Agreement, with Cowen and Company, LLC, as the representative of the several underwriters, or the Cowen Underwriters, relating to an underwritten public offering of 13,580,246 shares of Common Stock, at a public offering price of $4.05 per share. Under the terms of the Cowen Agreement, we granted the Cowen Underwriters a 30-day option to purchase up to an aggregate of 2,037,036 additional shares of Common Stock, which option was exercised in full. The net proceeds from the offering were approximately $59,100,000, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on February 17, 2015.

During the three months ended March 31, 2015, a certain individual exercised stock options to purchase 11,250 shares of Common Stock for $7,208 in cash. During the three months ended March 31, 2015, an outside service provider exercised warrants to purchase 925,485 of our Common Stock for $358,400 in cash.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (continued)

During the three months ended March 31, 2014, certain individuals exercised stock options to purchase 90,303 shares of Common Stock. Stock options to purchase shares of Common Stock were exercised as follows: (1) 88,736 shares for $40,055 in cash and (ii) 1,567 shares, pursuant to the stock options’ cashless provision, wherein 1,433 shares were cancelled.

Warrants to Purchase Common Stock

As of March 31, 2015, we had warrants outstanding to purchase an aggregate of 13,002,431 shares of Common Stock with a weighted-average contractual remaining life of 2.5 years, and exercise prices ranging from $0.24 to $3.20 per share, resulting in a weighted average exercise price of $1.92 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes-Merton valuation model, or the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant.

In January 2013, we granted warrants to purchase 1,250,000 shares of Common Stock in connection with the issuance of a Revolving Credit Note to Plato and Associates, LLC, or the Plato Warrant. The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant vested on October 31, 2013 and may be exercised prior to its expiration on January 31, 2019. The Plato Warrant, with a fair value of $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%. For the three months ended March 31, 2015 and 2014, $0 and $260,027, respectively, was recorded as financing costs in connection with the issuance of the Plato Warrant on the accompanying consolidated financial statements.

In May 2013, we entered into a consulting agreement with Sancilio & Company, Inc., or SCI, to develop drug platforms to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain U.S. Food and Drug Administration, or the FDA, approval for our drug candidates, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of Common Stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to grant to SCI a warrant to purchase 850,000 shares of Common Stock at $2.01 per share that has vested or will vest, as applicable, as follows:

1.	283,333 shares were earned on May 11, 2013 upon acceptance of an Investigational New Drug application by the FDA for an estradiol-based drug candidate in a softgel vaginal capsule for the treatment of VVA; however, pursuant to the terms of the consulting agreement, the shares did not vest until June 30, 2013. The fair value of $405,066 for the shares vested on June 30, 2013 was determined by using the Black-Scholes Model on the date of vesting using a term of five years; a volatility of 45.89%; risk free rate of 1.12%; and a dividend yield of 0%. We recorded the entire $405,066 as non-cash compensation as of June 30, 2013;

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Warrants to Purchase Common Stock (continued)

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of five years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. We recorded $154,068 as prepaid expense-short term and $38,509 as prepaid expense-long term in the accompanying consolidated financial statements. During both three months ended March 31, 2015 and 2014, we recorded $38,517 as non-cash compensation in the accompanying consolidated financial statements; and

3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will not occur before December 2015.

During the three months ended March 31, 2015 and 2014, we did not grant any warrants. As of March 31, 2015, unamortized costs associated with the SCI warrants issued in 2013 and 2012 totaled approximately $773,000.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. As of March 31, 2015, there were non-qualified stock options to purchase 15,617,635 shares of Common Stock outstanding under the 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of March 31, 2015, there were non-qualified stock options to purchase 1,968,474 shares of Common Stock outstanding under the 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model during the three months ended March 31, 2015 and 2014 are set forth in the table below.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk-free interest rate	1.47%	1.70-1.75%
Volatility	58.78-62.59%	69.15-70.76%
Term (in years)	5.27-6.25	5.5-6.25
Dividend yield	0.00%	0.00%

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

Options to Purchase Common Stock (continued)

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term. Estimated volatility is a measure of the amount by which the price of our Common Stock is expected to fluctuate each year during the term of an award. Our estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. We used the historical volatility of our peer entities due to the lack of sufficient historical data on our stock price. The average expected life is based on the contractual terms of the stock option using the simplified method.

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	16,792,443	$1.88	6.92	$43,996,311
Granted	919,500	$5.92
Exercised	(11,250)	$0.64
Cancelled	(114,584)	$2.82
Balance at March 31, 2015	17,586,109	$2.09	6.53	$69,714,593
Vested and Exercisable at March 31, 2015	13,701,873	$1.50	5.89	$62,312,047

At March 31, 2015, our outstanding stock options had exercise prices ranging from $0.10 to $5.92 per share.

Share-based compensation expense for options recognized in our results for the three months ended March 31, 2015 and 2014 ($728,426 and $1,006,025, respectively) is based on vested awards. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. At March 31, 2015, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $7,209,000 which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2015 as a result of (i) the losses recorded during the three months ended March 31, 2015, (ii) additional losses expected for the remainder of 2015, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2015, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTIES

On February 29, 2012, Cooper C. Collins, who was then president and largest shareholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on our board of directors. From time to time, we have entered into agreements with Pernix in the normal course of business. All such agreements are reviewed by independent directors of our company or a committee consisting of independent directors of our company. During the three months ended March 31, 2015 and 2014, we did not engage in any transactions with Pernix. At March 31, 2015 and December 31, 2014, there were amounts due Pernix of approximately $46,000.

Additionally, there were amounts due to us from Pernix for legal fee reimbursement relating to a litigation matter stemming from a license and supply agreement in the amounts of $249,981 at both March 31, 2015 and December 31, 2014.

NOTE 14 – BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 95% and 84% of our purchases supplied from one vendor for the three months ended March 31, 2015 and 2014, respectively.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. Revenue generated from four major customers accounted for approximately 70.40% and 81.75% of our recognized revenue for the three months ended March 31, 2015 and 2014, respectively.

We had four customers that generated more than 10% of our sales for the three months ended March 31, 2015 and three customers that generated more than 10% of our sales for the three months ended March 31, 2014 – these customers are designated as customers “A”, “B”, “C” and “D”. Customers A, B, C and D generated $1,416,127, $626,731, $543,447 and $386,909 in sales, respectively for the three months ended March 31, 2015 and $918,018, $0, $585,376 and $562,484 in sales, respectively, for the three months ended March 31, 2014.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We lease administrative office space in Boca Raton, Florida pursuant to a 63 month non-cancelable operating lease that commenced on July 1, 2013 and expires on September 30, 2018. The lease stipulates, among other things, average base monthly rents of $30,149 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payments over the life of the lease of $1,899,414.

On February 18, 2015, we entered into an agreement to lease additional administrative office space in Boca Raton, Florida, pursuant to an addendum to such lease. This addendum is effective beginning April 1, 2015 and will expire with the original lease term on September 30, 2018. The lease addendum stipulates, among other things, average base monthly rents of $9,367 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payments over the life of the lease of $393,429.

The straight line rental expense related to our current lease totaled $90,448 for each of the three months ended March 31, 2015 and 2014, partially offset by the rent income of $0 and $17,980, respectively, for sublet space.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

As of March 31, 2015, future minimum rental payments are as follows:

Years Ending December 31,
2015 (9 months)	$362,350
2016	493,790
2017	507,087
2018	388,976
Total minimum lease payments	1,752,203
Non-cancellable sub-lease income	(—)
Net minimum lease payments	$1,752,203

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, or the Commission or the SEC, on March 12, 2015, or the Annual Report, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: our ability to maintain or increase sales of our products; our ability to develop and commercialize our hormone therapy drug candidates and obtain additional financing necessary therefor; the length, cost and uncertain results of our clinical trials; the potential of adverse side effects or other safety risks that could preclude the approval of our hormone therapy drug candidates; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “TherapeuticsMD,” or “our company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed, and BocaGreenMD, Inc., a Nevada corporation, or BocaGreen.

Overview

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are created from a platform of hormone technology that enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins.

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

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal discomfort for post-menopausal women with an intact uterus. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone (bioidentical to the estradiol and progesterone produced by the ovaries), would be approved for use in a single combined product.

On September 5, 2013, we began enrollment of the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five treatment arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. We intend to enroll approximately 1,750 patients at approximately 100 sites. We currently anticipate that enrollment in the REPLENISH Trial will be completed in in the second half of 2015 and that results of the trial will be reported in the second half of 2016. Based on such timeline and successful reports of the trial, we would anticipate filing an NDA for TX-001HR during the second-half of 2016 and that such NDA would be approved by the FDA during 2017.

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we temporarily suspended enrollment and in October 2014 we temporarily stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. We intend to update the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if approved by the FDA, will allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol that we intend to propose.

TX-004HR is a vaginal suppository estradiol drug candidate for the treatment of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. We initiated the REJOICE Trial, a multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause. We are conducting a single 12 week study, evaluating three different doses of estradiol: 4 mcg, 10 mcg and 25 mcg versus placebo. The FDA has to date noted that in order to approve a drug based on a single trial, the trial would need to show statistical significance at a 0.01 level. The study has been designed to include four primary endpoints: the reduction of vaginal pH levels, an increase in superficial cells, a decrease in parabasal cells and the improvement of dyspareunia. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA. The trial is designed to enroll approximately 700 patients across approximately 100 sites. We currently anticipate that enrollment in the REJOICE Trial will be complete during the second quarter of 2015 and that results of the trial will be reported during the fourth quarter of 2015. Based on such timeline and successful reports of the trial, we would anticipate filing an NDA for TX-004HR as soon as the fourth quarter of 2015 and that such NDA could be approved by the FDA as early as the fourth quarter of 2016.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug products. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Until one of our drug products receives IND approval from the FDA, products costs are listed as Other Research and Development costs in the accompanying consolidated financial statements. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and acquiring clinical trial materials; and costs associated with other research activities and regulatory approvals.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $995,144 and $1,175,082, at March 31, 2015 and December 31, 2014, respectively.

The following table indicates our research and development expense by project/category for the periods indicated (in 000s):

	Three months ended March 31,
	2015	2014
TX 001-HR	$8,611	$2,894
TX 002-HR	3	601
TX 004-HR	5,047	309
Other research and development	4,516	2,104
	$18,177	$5,908

Research and development expenditures will continue to be significant as we continue development of our pipeline of novel drug candidates. We expect to incur significant research and development costs as we develop our drug pipeline, complete the ongoing clinical trials of our drug candidates, conduct our ongoing phase 3 clinical trials, and prepare regulatory submissions.

The costs of clinical trials may vary significantly over the life of a project owing to factors that include but are not limited to the following: per patient trial costs, the number of patients that participate in the trials; the number of sites included in the trials; the length of time each patient is enrolled in the trial; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the amount of time required to recruit patients for the trial, the duration of patient follow-up; and the efficacy and safety profile of the drug candidate. We base our estimated expenses related to clinical trials on estimates that are based on our experience and estimates from CROs and other third parties.

Results of Operations

Three months ended March 31, 2015 compared with three months ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Change
	(000s)
Revenues, net	$4,475	$2,831	$1,644
Cost of goods sold	1,044	831	213
Operating expenses	24,354	10,951	13,403
Operating loss	(20,923)	(8,951)	(11,972)
Total other income (expense)	28	(232)	260
Net loss	$(20,895)	$(9,183)	$(11,712)

Revenues and Cost of Goods Sold

Revenues for the three months ended March 31, 2015 increased approximately $1,644,000, or 58%, to approximately $4,475,000, compared with approximately $2,831,000 for the three months ended March 31, 2014. Of this $1,644,000 increase, approximately 68% was attributable to an increase in the number of units sold and approximately 32% was attributable to product mix and an increase in the average net sales price of our products. Cost of goods sold increased approximately $213,000, or 26%, to approximately $1,044,000 for the three months ended March 31, 2015, compared with approximately $831,000 for the three months ended March 31, 2014. Cost of goods sold as a percentage of revenue was approximately 23% and 29% for the three months ended March 31, 2015 and 2014, respectively, which was primarily attributable to a favorable change in product mix.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended March 31,
	2015	2014
Research and development costs	74.6%	54.0%
Human resource costs, including salaries, benefits and taxes	12.1%	23.6%
Sales and marketing costs, excluding human resource costs	5.9%	13.2%
Professional fees for legal, accounting and consulting	3.3%	3.5%
Other operating expenses	4.1%	5.7%

Operating expenses increased by approximately $13,403,000, or 122%, to approximately $24,354,000 for the three months ended March 31, 2015, from approximately $10,951,000 for the three months ended March 31, 2014 as a result of the following items:

(000s)
Increase in research and development costs	$12,269
Increase in human resource costs, including salaries, benefits and taxes	362
Increase in other operating expenses	365
Decrease in sales and marketing costs, excluding human resource costs	(14)
Increase in professional fees for legal, accounting and consulting	421
$13,403

Research and development costs for the three months ended March 31, 2015 increased by approximately $12,269,000, or 208%, to approximately $18,177,000, compared with $5,908,000 for the three months ended March 31, 2014. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs increased as a direct result of the development of our hormone therapy candidates and related clinical trials. Research and developments costs during the three months ended March 31, 2015 included the following research and development projects.

During the three months ending March 31, 2015 and the period from February 2013 (project inception) through March 31, 2015, we have incurred approximately $8,611,000 and $39,543,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the three months ended March 31, 2015 and the period April 2013 (project inception) through March 31, 2015, we have incurred approximately $3,000 and $2,505,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended March 31, 2015 and the period from August 2014 (project inception) through March 31, 2015, we have incurred approximately $5,047,000 and $9,030,000, respectively, in research and development costs with respect to TX-004HR, our vaginal suppository estradiol drug candidate.

For a discussion of the nature of efforts and steps necessary to complete these projects, see “Item 1. Business — Research and Development.” For a discussion of the risks and uncertainties associated with completing development of our products, see “Item 1A. Risk Factors — Risks Related to Our Business” in our Annual Report. For a discussion of the extent and nature of additional resources that we may need to obtain if our current liquidity is not expected to be sufficient to complete these projects, see “— Liquidity and Capital Resources.” For a discussion as to whether a future milestone such as completion of a development phase, date of filing an NDA with a regulatory agency or approval from a regulatory agency can be reliably determined, see “Item 1. Business — Our Hormone Therapy Drug Candidates,” “Item 1. Business — Products in Development” and “Item 1. Business — Pharmaceutical Regulation” in our Annual Report. Future milestones, including NDA submission dates, are not easily determinable as such milestones are dependent on various factors related to our clinical trials, including the timing of ongoing patient recruitment efforts to find eligible subjects for the applicable trials.

Human resource costs, including salaries, benefits and taxes, for the three months ended March 31, 2015 increased by approximately $362,000, or 15%, to approximately $2,822,000, compared with approximately $2,460,000 for the three months ended March 31, 2014, primarily as a result of an increase of approximately $786,000 in personnel costs, partially offset by a decrease of approximately $424,000 in non-cash compensation related to stock option awards.

Other operating expense for the three months ended March 31, 2015 increased by approximately $365,000, or 58%, to approximately $995,000, compared with approximately $630,000 for the three months ended March 31, 2014, primarily as a result of increases in data services, insurance, non-cash compensation and investor relations expenses.

Sales and marketing costs for the first quarter of 2015 decreased by approximately $14,000, or 1%, to approximately $1,434,000, compared with approximately $1,448,000 for the three months ended March 31, 2014, as a result of increased marketing spend during the launch of our VitaPearl and Prena1 Pearl products during the first quarter of 2014, partially offset by increased commission expense during the first quarter of 2015.

Professional fees for the three months ended March 31, 2015 increased by approximately $421,000, or 83%, to approximately $925,000, compared with approximately $504,000 for the three months ended March 31, 2014, as a result of higher legal and accounting expenses.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $11,972,000, or 134%, to approximately $20,923,000 for the three months ended March 31, 2015, compared with approximately $8,951,000 for the three months ended March 31, 2014, primarily as a result increased research and development costs associated with our continued development of our hormone therapy drug candidates, partially offset by increased revenue from sales of our prenatal vitamin products.

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

Total other income (expense)

Total other income (expense) increased by approximately $260,000, or 112%, to income of approximately $28,000 for the three months ended March 31, 2015 compared with an expense of approximately $232,000 for the comparable period in 2014. This increase was primarily a result of a reduction of financing costs for the three months ended March 31, 2015.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $11,712,000, or 128%, to approximately $20,895,000 for the three months ended March 31, 2015, compared with approximately $9,183,000 for the three months ended March 31, 2014. Net loss per share of common stock, basic and diluted, was ($0.13) for the three months ended March 31, 2015, compared with ($0.06) per share of common stock for the three months ended March 31, 2014.

Liquidity and Capital Resources

We have funded our operations primarily through the private placement of equity and debt securities, and public offerings of our common stock. For the years ending December 31, 2014 and 2013, we received approximately $43 million and $79 million in net proceeds, respectively, from the issuance of shares of our common stock. As of March 31, 2015, we had cash and cash equivalents totaling approximately $92 million, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

On February 10, 2015, we entered into an underwriting agreement, or the Cowen Agreement, with Cowen and Company, LLC, as the representative of the several underwriters, or the Cowen Underwriters, relating to an underwritten public offering of 13,580,246 shares of our common stock, at a public offering price of $4.05 per share. Under the terms of the Cowen Agreement, we granted the Cowen Underwriters a 30-day option to purchase up to an aggregate of 2,037,036 additional shares of common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $59.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on February 17, 2015.

We believe that our existing cash will allow us to fund our operating plan through at least the next 12 months. If our available cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the clinical development of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2015	2014
	(000)
Net cash flows used in operating activities	$(19,150)	$(8,706)
Net cash flows used in investing activities	$(37)	$(121)
Net cash flows provided by financing activities	$59,483	$40,055

Operating Activities

The use of cash in both periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The increase of approximately $10,444,000 in cash used in operating activities for the three months ended March 31, 2015 compared with the comparable period in the prior year was due primarily to research and development, and sales, general, and administrative costs. These were partially offset by an increase of approximately $1,644,000 in revenue over the same periods.

Investing Activities

A reduction in spending on patent and trademarks and property and equipment resulted in a minor decrease in cash used in investing activities for the three months ended March 31, 2015 compared with the same period in 2014.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the three months ended March 31, 2015 consisted of the proceeds from the underwritten public offering of our common stock and stock option and warrant exercises.

Contractual Obligations

On February 18, 2015, we entered into an agreement to lease additional administrative office space in Boca Raton, Florida, pursuant to an addendum to our existing 63 month non-cancelable operating lease that commenced on July 1, 2013 and expires on September 30, 2018. This addendum is effective beginning April 1, 2015 and will expire with the original lease term on September 30, 2018. The lease addendum stipulates, among other things, average base monthly rents of $9,367 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payments over the life of the lease of $393,429.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk has not changed materially from the interest rate risk disclosed in Item 7A of our Annual Report.

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

Changes in Internal Controls

During the three months ended March 31, 2015, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On March 25, 2015, we issued 925,485 shares of our common stock upon the exercise of warrants previously issued to an outside service provider. We received proceeds of $358,400 in connection with this exercise. Proceeds from this transaction were used in working capital. The shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit	Date	Description

1.1	February 10, 2015	Underwriting Agreement, dated February 10, 2015, between the Company and Cowen and Company, LLC, as the representative of the several underwriters named in Schedule A thereto (Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2015 and incorporated herein by reference).
10.1	February 18, 2015	First Amendment to Lease between the Company and 6800 Broken Sound, LLC (Filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2015 and incorporated herein by reference).
31.1*	May 7, 2015	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	May 7, 2015	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	May 7, 2015	Section 1350 Certification of Chief Executive Officer
32.2*	May 7, 2015	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

 __________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 7, 2015

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)