Form 10-Q
period 2015-06-30
TherapeuticsMD, Inc.
filed 2015-08-07
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 001-00100

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 3, 2015 was 177,500,730.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current Assets:
Cash	$67,245,698	$51,361,607
Accounts receivable, net of allowance for doubtful accounts of $90,520 and $59,753, respectively	3,313,518	2,154,217
Inventory	1,248,719	1,182,113
Other current assets	1,154,213	1,537,407
Total current assets	72,962,148	56,235,344

Fixed assets, net	64,604	63,293

Other Assets:
Prepaid expense	1,233,740	1,427,263
Intangible assets	1,293,776	1,228,588
Security deposit	125,000	125,000
Total other assets	2,652,516	2,780,851
Total assets	$75,679,268	$59,079,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,818,618	$6,327,129
Other current liabilities	5,887,902	3,840,639
Deferred revenue	—	522,613
Total current liabilities	11,706,520	10,690,381

Long-Term Liabilities:
Accrued expense	967,286	—
Total liabilities	12,673,806	10,690,381

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 and 250,000,000 shares authorized, respectively; 173,037,653 and 156,097,019 shares issued and outstanding, respectively	173,038	156,097
Additional paid in capital	245,703,962	182,982,846
Accumulated deficit	(182,871,538)	(134,749,836)
Total stockholders' equity	63,005,462	48,389,107
Total liabilities and stockholders' equity	$75,679,268	$59,079,488

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$4,847,934	$3,751,778	$9,322,983	$6,582,311

Cost of goods sold	1,033,089	892,956	2,076,730	1,723,663

Gross profit	3,814,845	2,858,822	7,246,253	4,858,648

Operating expenses:
Sales, general, and administration	6,865,442	5,537,164	13,029,054	10,566,661
Research and development	24,190,714	8,234,641	42,367,549	14,142,719
Depreciation and amortization	14,280	14,094	27,852	27,162
Total operating expense	31,070,436	13,785,899	55,424,455	24,736,542

Operating loss	(27,255,591)	(10,927,077)	(48,178,202)	(19,877,894)

Other income (expense):
Miscellaneous income	25,585	18,579	44,098	37,151
Interest income	2,560	9,238	12,402	18,392
Financing costs	—	—	—	(260,027)
Total other income (expense)	28,145	27,817	56,500	(204,484)

Loss before taxes	(27,227,446)	(10,899,260)	(48,121,702)	(20,082,378)

Provision for income taxes	—	—	—	—

Net loss	$(27,227,446)	$(10,899,260)	$(48,121,702)	$(20,082,378)

Net loss per share, basic and diluted	$(0.16)	$(0.07)	$(0.29)	$(0.14)

Weighted average number of common shares outstanding	172,782,264	145,485,505	168,734,760	145,253,818

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,121,702)	$(20,082,378)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	14,248	15,591
Amortization of intangible assets	13,604	11,570
Provision for doubtful accounts	30,767	1,393
Stock based compensation	2,052,549	2,268,599
Amortization of deferred financing costs	—	260,027
Stock based expense for services	916,262	481,024
Changes in operating assets and liabilities:
Accounts receivable	(1,190,068)	(475,378)
Inventory	(66,606)	(409,376)
Other current assets	383,194	(460,512)
Other assets	(12,410)	(18,392)
Accounts payable	(508,511)	216,040
Deferred revenue	(522,613)	(314,784)
Accrued expenses and other current liabilities	2,047,264	(271,771)
Other long-term liabilities	967,286	—

Net cash flows used in operating activities	(43,996,736)	(18,778,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(78,792)	(213,089)
Purchase of property and equipment	(15,559)	(30,962)
Refund of security deposit	—	10,686

Net cash flows used in investing activities	(94,351)	(233,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	59,117,827	—
Proceeds from exercise of options	491,351	287,288
Proceeds from exercise of warrants	366,000	87,000

Net cash flows provided by financing activities	59,975,178	374,288

Increase (decrease) in cash	15,884,091	(18,637,424)
Cash, beginning of period	51,361,607	54,191,260
Cash, end of period	$67,245,698	$35,553,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Accounting Standards Codification, or ASC, clarify the guidance, correct references and make minor improvements affecting a variety of topics. Amendments that FASB deemed more substantive are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The other amendments are effective immediately. We do not expect the adoption of ASU 2015-10 to have a material effect on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. On July 9, 2015, FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted as of December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of intangibles or long-lived assets during the three and six months ended June 30, 2015 and 2014.

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

At June 30, 2015 and December 31, 2014, we had no assets or liabilities that were valued at fair value on a recurring basis.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with our impairment test. There was no impairment of intangible assets or long-lived assets during the three and six months ended June 30, 2015 and 2014.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities were $679,700 and $1,175,082, at June 30, 2015 and December 31, 2014, respectively. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal counsel. The activities undertaken by our regulatory consultants that were classified as research and development expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as research and development expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research regarding the legal landscape of potential patents. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. As of June 30, 2015, we classified $967,286 of the accrued clinical study costs as long term Accrued Expense related to the costs that will be paid at the completion of one of our clinical trials. Accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

NOTE 4 – INVENTORY

Inventory consists of the following:

	June 30, 2015	December 31, 2014
Finished product	$1,094,169	$874,294
Raw material	154,550	155,341
Deferred costs	—	152,478
TOTAL INVENTORY	$1,248,719	$1,182,113

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2015	December 31, 2014
Prepaid consulting	$411,856	$411,864
Other receivables-related party (Note 13)	249,981	249,981
Prepaid insurance	246,823	394,878
Prepaid vendor deposits	100,566	—
Prepaid research and development costs	10,048	299,498
Other prepaid costs	134,939	181,186
TOTAL OTHER CURRENT ASSETS	$1,154,213	$1,537,407

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2015	December 31, 2014
Equipment	$132,150	$132,150
Furniture and fixtures	69,454	53,895
	201,604	186,045
Accumulated depreciation	(137,000)	(122,752)
TOTAL FIXED ASSETS	$64,604	$63,293

Depreciation expense for the three months ended June 30, 2015 and 2014 was $7,367 and $8,469, respectively, and $14,248 and $15,591 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 7 – PREPAID EXPENSE

Prepaid expense consists of the following:

	June 30, 2015	December 31, 2014
Prepaid manufacturing costs	$899,000	$899,000
Prepaid research and development costs	257,796	463,720
Accreted prepaid costs	76,944	64,543
TOTAL PREPAID EXPENSE	$1,233,740	$1,427,263

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(3,495)	$28,456	14.25
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	483,961	(32,006)	451,955	17.5
Non-amortizing intangible assets:
Hormone therapy drug candidate patents (pending)	678,213	—	678,213	n/a
Multiple trademarks for vitamins/supplements	135,152	—	135,152	n/a
Total	$1,421,020	$(127,244)	$1,293,776

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(2,496)	$29,455	14.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	439,184	(19,401)	419,783	18
Non-amortizing intangible assets:
Hormone therapy drug candidate patents (pending)	675,982	—	675,982	n/a
Multiple trademarks for vitamins/supplements	103,368	—	103,368	n/a
Total	$1,342,228	$(113,640)	$1,228,588

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We amortize the intangible asset related to development costs for corporate website over 36 months, which is the prescribed life for software and website development costs. We amortize the intangible asset related to OPERA® using the straight-line method over the estimated remaining useful life of approximately 15 years, which is the life of the intellectual property patents. We amortize the approved hormone therapy drug candidate patents using straight-line method over the estimated remaining useful life of approximately 18 years. During the three and six months ended June 30, 2015 and 2014, there was no impairment recognized.

In addition to numerous pending patent applications, as of June 30, 2015, we had 11 issued patents, including:

•	one method patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029;

•	ten utility patents that relate to our combination progesterone and estradiol formulations, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Canada, the European Union, Israel, Mexico, Brazil, Japan, Russia, South Africa and South Korea.

Amortization expense was $6,913 and $5,625 for the three months ended June 30, 2015 and 2014, respectively and $13,604 and $11,570 for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2015 (6 months)	$13,553
2016	$27,106
2017	$27,106
2018	$27,106
2019	$27,106

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2015	December 31, 2014
Accrued clinical trial costs	$3,053,838	$1,706,542
Accrued payroll, bonuses and commission costs	1,118,157	814,205
Accrued vacation costs	470,123	442,430
Accrued legal and accounting expense	526,335	276,470
Other accrued expenses	280,364	185,965
Allowance for wholesale distributor fees	122,568	160,503
Accrued royalties	48,645	72,710
Allowance for coupons and returns	177,296	90,446
Accrued rent	90,576	91,368
TOTAL OTHER CURRENT LIABILITIES	$5,887,902	$3,840,639

NOTE 10 – NET LOSS PER SHARE

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock, par value $0.001 per share, or Common Stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our Common Stock outstanding subject to repurchase or forfeiture for the three and six months ended June 30, 2015 and 2014.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of June 30,
	2015	2014
Stock options	17,525,200	16,523,128
Warrants	13,032,431	14,122,127
	30,557,631	30,645,255

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2015, we had 10,000,000 shares of Preferred Stock, par value $0.001, authorized for issuance, of which no shares of Preferred Stock were issued or outstanding.

Common Stock

At June 30, 2015, we had 350,000,000 shares of Common Stock authorized, of which 173,037,653 shares of Common Stock were issued and outstanding.

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

Exercises During 2015

During the three months ended June 30, 2015, certain individuals exercised stock options to purchase 366,617 shares of Common Stock for $484,143 in cash. During the six months ended June 30, 2015, certain individuals exercised stock options to purchase 377,867 shares of Common Stock for $491,351 in cash.

Exercises During 2014

During the six months ended June 30, 2014, certain individuals exercised stock options to purchase 728,844 shares of Common Stock. Stock options to purchase shares of our Common Stock were exercised as follows: (i) 615,007 options for $287,288 in cash and (ii) 119,607 options, pursuant to the stock options’ cashless provision, wherein 113,837 shares of Common Stock were issued. Also, during the six months ended June 30, 2014, we granted 50,000 shares of Common Stock to an employee upon the vesting of restricted stock units that were granted in December 2013.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Purchase Common Stock

As of June 30, 2015, we had warrants outstanding to purchase an aggregate of 13,032,431 shares of Common Stock with a weighted-average contractual remaining life of 2.2 years, and exercise prices ranging from $0.24 to $6.35 per share, resulting in a weighted average exercise price of $1.94 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes-Merton valuation model, or the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant.

In January 2013, we granted warrants to purchase 1,250,000 shares of Common Stock in connection with the issuance of a Revolving Credit Note to Plato and Associates, LLC, or the Plato Warrant. The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant vested on October 31, 2013 and may be exercised prior to its expiration on January 31, 2019. The Plato Warrant, with a fair value of $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%. For the six months ended June 30, 2015 and 2014, $0 and $260,027, respectively, was recorded as financing costs in connection with the issuance of the Plato Warrant on the accompanying consolidated financial statements.

In May 2013, we entered into a consulting agreement with Sancilio & Company, Inc., or SCI, to develop drug technology to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain U.S. Food and Drug Administration, or the FDA, approval for our drug candidates, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of Common Stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to grant to SCI a warrant to purchase 850,000 shares of Common Stock at $2.01 per share that has vested or will vest, as applicable, as follows:

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

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of five years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. As of June 30, 2015, we recorded $154,060 in other current assets in the accompanying consolidated financial statements. During both of the three and six month periods ended June 30, 2015 and 2014, we recorded $38,517 and $77,034, respectively, as non-cash compensation in the accompanying consolidated financial statements; and

3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will not occur before December 2015.

As of June 30, 2015, unamortized costs associated with the SCI warrants issued in 2013 and 2012 totaled approximately $670,000.

During the three and six months ended June 30, 2015, we granted warrants to purchase 50,000 shares of Common Stock at an exercise price of $6.35 to an outside consultant.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant exercises

During the three months ended June 30, 2015, certain individuals exercised warrants to purchase 20,000 shares of our Common Stock for $7,600 in cash and during the six months ended June 30, 2015, certain individuals exercised warrants to purchase 945,485 shares of our Common Stock for $366,000 in cash. During the three and six months ended June 30, 2014, certain individuals exercised warrants to purchase 171,372 shares of Common Stock for $87,000 in cash.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. During the six months ended June 30, 2015, we granted 1,231,000 non-qualified stock options under 2009 Plan. As of June 30, 2015, there were non-qualified stock options to purchase 15,556,726 shares of Common Stock outstanding under the 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of June 30, 2015, there were non-qualified stock options to purchase 1,968,474 shares of Common Stock outstanding under the 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model during the six months ended June 30, 2015 and 2014 are set forth in the table below.

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.47-1.54%	1.70-1.77%
Volatility	58.77-62.94%	69.15-70.93%
Term (in years)	5.27-6.25	5-6.25
Dividend yield	0.00%	0.00%

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	16,792,443	$1.88	6.92	$43,996,311
Granted	1,231,000	$6.38
Exercised	(377,867)	$1.30
Cancelled	(120,376)	$2.87
Balance at June 30, 2015	17,525,200	$2.20	6.35	$99,168,915
Vested and Exercisable at June 30, 2015	13,746,672	$1.56	5.71	$86,604,012

At June 30, 2015, our outstanding stock options had exercise prices ranging from $0.10 to $7.72 per share.

Share-based compensation expense for options recognized in our results of operations (based on vested awards) for the three and six months ended June 30, 2015 were $1,973,675 and $2,702,102, respectively, and $1,288,086 and $2,294,111, respectively, for the same periods in 2014. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the estimates. At June 30, 2015, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $7,110,000 which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.3 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2015 as a result of (i) the losses recorded during the six months ended June 30, 2015, (ii) additional losses expected for the remainder of 2015, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2015, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 13 – RELATED PARTIES

On February 29, 2012, Cooper C. Collins, who was then president and largest shareholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on our board of directors. From time to time, we have entered into agreements with Pernix in the normal course of business. All such agreements are reviewed by independent directors of our company or a committee consisting of independent directors of our company. During the six months ended June 30, 2015 and 2014, we did not engage in any transactions with Pernix. At June 30, 2015 and December 31, 2014, there were amounts due Pernix of approximately $46,000.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, there were amounts due to us from Pernix for legal fee reimbursement relating to a litigation matter stemming from a license and supply agreement in the amounts of approximately $250,000 at both June 30, 2015 and December 31, 2014.

NOTE 14 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 98% and 71% of our purchases supplied from one vendor for the six months ended June 30, 2015 and 2014, respectively.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. Revenue generated from four major customers accounted for approximately 91% and 97% of our recognized revenue for the six months ended June 30, 2015 and 2014, respectively.

Customers that generated more than 10% of our sales are designated as customers “A”, “B”, “C” and “D”. During the six months ended June 30, 2015, two customers generated more than 10% of revenues and during the six months ended June 30, 2014, four customers generated more than 10% of revenues. During the six months ended June 30, 2015, customer A generated approximately $4,474,000 in revenues and customer B generated approximately $1,832,000 in revenues. During the six months ended June 30, 2014, customers A, B, C and D generated approximately $2,465,000, $1,227,000, $1,089,000 and $1,053,000 in sales, respectively.

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

The straight line rental expense related to our current lease totaled approximately $119,000 and $90,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $209,000 and $181,000 for the six months ended June 30, 2015 and 2014, respectively. The 2014 amounts were partially offset by the rent income of approximately $18,000 and $36,000, respectively, for sublet space. We did not sublet any space during the six months ended June 30, 2015.

As of June 30, 2015, future minimum rental payments are as follows:

Years Ending December 31,
2015 (6 months)	$243,396
2016	493,790
2017	507,087
2018	388,976
Minimum lease payments	$1,633,249

NOTE 16 – SUBSEQUENT EVENTS

On July 9, 2015, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC, as the representatives of the several underwriters, or the Stifel Underwriters, relating to an underwritten public offering of 3,846,154 shares of Common Stock at a public offering price of $7.80 per share. Under the terms of the underwriting agreement, we granted the Stifel Underwriters a 30-day option to purchase up to an aggregate of 576,923 additional shares of Common Stock, which option was exercised in full. The net proceeds to us from the offering were approximately $32.2 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on July 15, 2015 and we issued 4,423,077 shares of our Common Stock.

Subsequent to June 30, 2015, we received our first patent application allowance related to our phase 3 drug candidate for the treatment of VVA.

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

Overview

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are created from hormone technology that enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins.

Our common stock, par value $0.001 per share, or Common Stock, is traded on the NYSE MKT under the symbol “TXMD”. We maintain the following websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com, and www.bocagreenmd.com. The information contained on our websites or that can be accessed through our websites does not constitute part of this Quarterly Report on Form 10-Q.

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

On September 5, 2013, we began enrollment of the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five treatment arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. We intend to enroll approximately 1,750 patients at approximately 100 sites. As of August 6, 2015, the REPLENISH Trial was 93% enrolled with 1,628 subjects enrolled and an additional 280 subjects consented and in screening. We currently anticipate that enrollment in the REPLENISH Trial will be completed in in the second half of 2015 and that results of the trial will be reported in the fourth quarter of 2016 or the first quarter of 2017. Based on such timeline and successful reports of the trial, we would anticipate filing an NDA for TX-001HR during the fourth quarter of 2016 or the first quarter of 2017. Assuming an FDA review period of 10 months from the receipt date to the Prescription Drug User Fee Act, or PDUFA, date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA during the fourth quarter of 2017 or the first quarter of 2018.

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

TX-004HR is a vaginal suppository estradiol drug candidate for the treatment of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. We initiated the REJOICE Trial, a multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause. We are conducting a single 12 week study, evaluating three different doses of estradiol: 4 mcg, 10 mcg and 25 mcg versus placebo. The FDA has noted that a single, large, well-controlled clinical trial to support safety and efficacy should be sufficient to submit an NDA for TX-004HR for the proposed indication and that to support the indication in a single trial, evidence of efficacy for a given dose would need to show statistical significance of at a 0.01 level. The study has been designed to include four primary endpoints: the reduction of vaginal pH levels to less than 5.0, an increase in superficial cells, a decrease in parabasal cells and the improvement of dyspareunia. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA. The trial is designed to enroll approximately 700 patients across approximately 100 sites. The last patient was enrolled in the REJOICE Trial in June of 2015 and we currently anticipate that the topline results of the trial will be reported during the fourth quarter of 2015. Based on such timeline and successful reports of the trial, we would anticipate filing an NDA for TX-004HR as soon as the first half of 2016 and that such NDA could be approved by the FDA as soon as the first quarter of 2017, assuming an FDA review period of 10 months from the receipt date to the PDUFA date for a non-new molecular entity.

As of June 30, 2015, we had eleven issued patents, which included ten utility patents that relate to our combination progesterone and estradiol formulations and one method patent that relates to our OPERA® information technology platform.

Subsequent to June 30, 2015, we received our first patent application allowance that relates to TX-004HR, our phase 3 drug candidate for the treatment of VVA, which establishes an important intellectual property foundation for TX-004HR.

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

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $679,700 and $1,175,082, at June 30, 2015 and December 31, 2014, respectively.

The following table indicates our research and development expense by project/category for the periods indicated (in 000s):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
TX-001HR	$10,718	$5,908	$19,329	$8,802
TX-002HR	9	696	12	1,297
TX-004HR	8,614	54	13,661	363
Other research and development	4,849	1,577	9,365	3,681
	$24,190	$8,235	$42,367	$14,143

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

Results of Operations

Three months ended June 30, 2015 compared with three months ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Change
	(000s)
Revenues, net	$4,848	$3,752	$1,096
Cost of goods sold	1,033	893	140
Operating expenses	31,070	13,786	17,284
Operating loss	(27,255)	(10,927)	(16,328)
Total other income	28	28	—
Net loss	$(27,227)	$(10,899)	$(16,328)

Revenues and Cost of Goods Sold

Revenues for the three months ended June 30, 2015 increased approximately $1,096,000, or 29%, to approximately $4,848,000, compared with approximately $3,752,000 for the three months ended June 30, 2014. Of this $1,096,000 increase, approximately $953,520, or 87%, was attributable to an increase in the number of units sold and approximately $142,480, or13%, was attributable to product mix and an increase in the average net sales price of our products. Cost of goods sold increased approximately $140,000 or 16%, to approximately $1,033,000 for the three months ended June 30, 2015, compared with approximately $893,000 for the three months ended June 30, 2014. Cost of goods sold as a percentage of revenue was approximately 21% and 24% for the three months ended June 30, 2015 and 2014, respectively, which was primarily attributable to a favorable change in product mix.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended June 30,
	2015	2014
Research and development costs	77.9%	59.7%
Human resource costs, including salaries, benefits and taxes	10.8%	20.5%
Sales and marketing costs, excluding human resource costs	4.8%	10.1%
Professional fees for legal, accounting and consulting	3.3%	3.4%
Other operating expenses	3.2%	6.3%

Operating expenses increased by approximately $17,284,000 or 125%, to approximately $31,070,000 for the three months ended June 30, 2015, from approximately $13,786,000 for the three months ended June 30, 2014 as a result of the following items:

(000s)
Increase in research and development costs	$15,955
Increase in human resource costs, including salaries, benefits and taxes	549
Increase in professional fees for legal, accounting and consulting	543
Increase in other operating expenses	135
Increase in sales and marketing, excluding human resource costs	102
$17,284

Research and development costs for the three months ended June 30, 2015 increased by approximately $15,955,000, or 194%, to approximately $24,190,000, compared with $8,235,000 for the three months ended June 30, 2014. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs increased as a direct result of the development of our hormone therapy candidates and related clinical trials. Research and developments costs during the three months ended June 30, 2015 included the following research and development projects.

During the three months ending June 30, 2015 and the period from February 2013 (project inception) through June 30, 2015, we have incurred approximately $10,718,000 and $50,261,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the three months ended June 30, 2015and the period April 2013 (project inception) through June 30, 2015, we have incurred approximately $9,000 and $2,514,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended June 30, 2015 and the period from August 2014 (project inception) through June 30, 2015, we have incurred approximately $8,614,000 and $17,644,000, respectively, in research and development costs with respect to TX-004HR, our vaginal suppository estradiol drug candidate.

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

Human resource costs, including salaries, benefits and taxes, for the three months ended June 30, 2015 increased by approximately $549,000, or 20%, to approximately $3,357,000, compared with $2,808,000 for the three months ended June 30, 2014, primarily as a result of an increase of approximately $601,000 in non-cash compensation related to stock option awards, partially offset by a decrease of approximately $52,000 in personnel costs.

Professional fees for the three months ended June 30, 2015 increased by approximately $543,000, or 115%, to approximately $1,017,000, compared with $474,000 for the three months ended June 30, 2014, as a result of higher legal and Board of Director expenses.

Other operating expense for the three months ended June 30, 2015 increased by approximately $135,000, or 16%, to approximately $1,005,000, compared with $870,000 for the three months ended June 30, 2014, primarily as a result of increased insurance expense.

Sales and marketing costs for the three months ended June 30, 2015 increased by approximately $102,000, or 7%, to approximately $1,500,000, compared with $1,398,000 for the three months ended June 30, 2014, as a result of increased costs related to sales force incentive programs.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $16,328,000, or 150%, to approximately $27,255,000 for the three months ended June 30, 2015, compared with approximately $10,927,000 for the three months ended June 30, 2014, primarily as a result of increased research and development costs associated with our continued development of our hormone therapy drug candidates, partially offset by increased revenue from sales of our prenatal vitamin products.

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

Total other income (expense)

Total other non-operating income of approximately $28,000, remained unchanged for the three months ended June 30, 2015 compared with the comparable period in 2014.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $16,328,000, or 150%, to approximately $27,227,000 for the three months ended June 30, 2015, compared with approximately $10,899,000 for the three months ended June 30, 2014. Net loss per share of Common Stock, basic and diluted, was $0.16 for the three months ended June 30, 2015, compared with $0.07 per share of Common Stock for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Change
	(000s)
Revenues, net	$9,323	$6,582	$2,741
Cost of goods sold	2,077	1,724	353
Operating expenses	55,424	24,736	30,688
Operating loss	(48,178)	(19,878)	(28,300)
Other income (expense)	56	(204)	260
Net loss	$(48,122)	$(20,082)	$(28,040)

Revenues and Cost of Goods Sold

Revenues for the six months ended June 30, 2015 increased approximately $2,741,000, or 42%, to approximately $9,323,000, compared with approximately $6,582,000 for the six months ended June 30, 2014. Of this $2,741,000 increase, approximately $2,028,340, or 74%, was attributable to an increase in the number of units sold and approximately $712,660, or 26%, was attributable to product mix and an increase in the average net sales price of our products. Cost of goods sold increased approximately $353,000, or 20%, to approximately $2,077,000 for the six months ended June 30, 2015, compared with approximately $1,724,000 for the six months ended June 30, 2014. Cost of goods sold as a percentage of revenue was approximately 22% and 26% for the six months ended June 30, 2015 and 2014, respectively, which was primarily attributable to a favorable change in product mix.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Six Months Ended June 30,
	2015	2014
Research and development costs	76.5%	57.2%
Human resource costs, including salaries, benefits and taxes	11.1%	21.3%
Sales and marketing costs, excluding human resource costs	5.3%	11.5%
Professional fees for legal, accounting and consulting	3.5%	4.0%
Other operating expenses	3.6%	6.0%

Operating expenses increased by approximately $30,688,000 or 124%, to approximately $55,424,000 for the six months ended June 30, 2015, from approximately $24,736,000 for the six months ended June 30, 2014 as a result of the following items:

(000s)
Increase in research and development costs	$28,224
Increase in professional fees for legal, accounting and consulting	965
Increase in human resource costs, including salaries, benefits and taxes	911
Increase in other operating expenses	500
Increase in sales and marketing, excluding human resource costs	88
$30,688

Research and development costs for the six months ended June 30, 2015 increased by approximately $28,224,000, or 200%, to approximately $42,367,000, compared with $14,143,000 for the six months ended June 30, 2014. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs increased as a direct result of the development of our hormone therapy candidates and related clinical trials. Research and developments costs during the six months ended June 30, 2015 included the following research and development projects.

During the six months ending June 30, 2015 and the period from February 2013 (project inception) through June 30, 2015, we have incurred approximately $19,329,000 and $50,261,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the six months ended June 30, 2015 and the period April 2013 (project inception) through June 30, 2015, we have incurred approximately $12,000 and $2,514,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the six months ended June 30, 2015 and the period from August 2014 (project inception) through June 30, 2015, we have incurred approximately $13,661,000 and $17,644,000, respectively, in research and development costs with respect to TX-004HR, our vaginal suppository estradiol drug candidate.

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

Professional fees for the six months ended June 30, 2015 increased by approximately $965,000, or 99%, to approximately $1,943,000, compared with $978,000 for the six months ended June 30, 2014, as a result of higher legal, consulting, accounting and Board of Director expenses.

Human resource costs, including salaries, benefits and taxes, for the six months ended June 30, 2015 increased by approximately $911,000, or 17%, to approximately $6,179,000, compared with $5,268,000 for the six months ended June 30, 2014, primarily as a result of an increase of approximately $735,000 in personnel costs, and an increase of approximately $176,000 in non-cash compensation related to stock option awards.

Other operating expense for the six months ended June 30, 2015 increased by approximately $500,000, or 33%, to approximately $2,000,000, compared with approximately $1,500,000 for the six months ended June 30, 2014, primarily as a result of increases in data services and insurance expenses.

Sales and marketing costs for the six months ended June 30, 2015 increased by approximately $88,000, or 3%, to approximately $2,934,000, compared with $2,846,000 for the six months ended June 30, 2014, as a result of increased commission expense during the six months ended June 30, 2015, partially offset by decreased marketing expense following the launch of our VitaPearl and Prena1 Pearl products during the first quarter of 2014.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $28,300,000, or 142%, to approximately $48,178,000 for the six months ended June 30, 2015, compared with approximately $19,878,000 for the six months ended June 30, 2014, primarily as a result of increased research and development costs associated with our continued development of our hormone therapy drug candidates, partially offset by increased revenue from sales of our prenatal vitamin products.

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

Total other income (expense)

Total other income (expense) changed by approximately $260,000, or 127%, to non-operating income of approximately $56,000 for the six months ended June 30, 2015 compared with an expense of approximately $204,000 for the comparable period in 2014. This change was primarily a result of the elimination of financing costs for the six months ended June 30, 2015.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $28,040,000, or 140%, to approximately $48,122,000 for the six months ended June 30, 2015, compared with approximately $20,082,000 for the six months ended June 30, 2014. Net loss per share of Common Stock, basic and diluted, was $0.29 for the six months ended June 30, 2015, compared with $0.14 per share of Common Stock for the six months ended June 30, 2014.

Liquidity and Capital Resources

We have funded our operations primarily through the private placement of equity and debt securities, and public offerings of our Common Stock. For the years ending December 31, 2014 and 2013, we received approximately $43 million and $79 million in net proceeds, respectively, from the issuance of shares of our Common Stock. As of June 30, 2015, we had cash and cash equivalents totaling approximately $67 million, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

On July 9, 2015, subsequent to the period covered by the Quarterly Report on Form 10-Q, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC, as the representatives of the several underwriters, or the Stifel Underwriters, relating to an underwritten public offering of 3,846,154 shares of Common Stock at a public offering price of $7.80 per share. Under the terms of the underwriting agreement, we granted the Stifel Underwriters a 30-day option to purchase up to an aggregate of 576,923 additional shares of Common Stock, which option was exercised in full. The net proceeds to us from the offering were approximately $32.2 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on July 15, 2015.

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

We need substantial amounts of cash to complete the clinical development of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2015	2014
	(000)
Net cash flows used in operating activities	$(43,997)	$(18,778)
Net cash flows used in investing activities	$(94)	$(233)
Net cash flows provided by financing activities	$59,975	$374

Operating Activities

The use of cash in both periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The increase of approximately $25,219,000 in cash used in operating activities for the six months ended June 30, 2015 compared with the comparable period in the prior year was due primarily to increased research and development, and sales, general, and administrative costs. These were partially offset by an increase of approximately $2,741,000 in revenue over the same periods.

Investing Activities

A reduction in spending on patent and trademarks and property and equipment resulted in a minor decrease in cash used in investing activities for the six months ended June 30, 2015 compared with the same period in 2014.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the six months ended June 30, 2015 consisted of the proceeds from the February 2015 underwritten public offering of our Common Stock and stock option and warrant exercises.

Contractual Obligations

On February 18, 2015, we entered into an agreement to lease additional administrative office space in Boca Raton, Florida, pursuant to an addendum to our existing 63 month non-cancelable operating lease that commenced on July 1, 2013 and expires on September 30, 2018. This addendum became effective April 1, 2015 and will expire with the original lease term on September 30, 2018. The lease addendum stipulates, among other things, average base monthly rents of $9,367 (inclusive of estimated operating expenses) and sales tax, for a total future minimum payments over the life of the lease of $393,429.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2015, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, Technical Corrections and Improvements, No. 2015-10, to correct differences between original guidance and the Accounting Standards Codification, or ASC, clarify the guidance, correct references and make minor improvements affecting a variety of topics. Amendments that the FASB deemed more substantive are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The other amendments are effective immediately. We do not expect the adoption of ASU 2015-10 to have a material effect on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. On July 9, 2015, FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted as December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and disclosures.

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

Changes in Internal Controls

During the three months ended June 30, 2015, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2015, we issued 20,000 shares of our Common Stock upon the exercise of warrants previously issued to an outside service provider. We received proceeds of $7,600 in connection with this exercise. Proceeds from this transaction were used in working capital. The shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits

Exhibit	Date	Description

3.1*	August 7, 2015	Composite Amended and Restated Articles of Incorporation of the Company, as amended
31.1*	August 7, 2015	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	August 7, 2015	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	August 7, 2015	Section 1350 Certification of Chief Executive Officer
32.2*	August 7, 2015	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

__________________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 7, 2015

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)

