Form 10-K
period 2015-12-31
TherapeuticsMD, Inc.
filed 2016-02-26
CIK 25743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 001-001000

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (94,011,647 shares) based on the closing price of the registrant’s common stock as reported on NYSE MKT on June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $738,931,545. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 22, 2016, there were outstanding 196,150,311 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10- K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

THERAPEUTICSMD, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2015

vitaMedMD®, TherapeuticsMD®, and BocaGreenMD® are registered trademarks of our company. This Annual Report also contains trademarks and trade names of other companies.

This Annual Report includes market and industry data that we obtained from periodic industry publications, third-party studies and surveys, government agency sources, filings of public companies in our industry, and internal company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the foregoing industry and market data to be reliable at the date of the report, this information could prove to be inaccurate as a result of a variety of matters.

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

Overview

Our Company

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are created using our SYMBODATM hormone technology, which enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins.

We have obtained U.S. Food and Drug Administration, or FDA, acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for four of our hormone therapy drug candidates. In December 2015, we completed a Phase 3 clinical trial of TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen, and we are currently conducting a Phase 3 clinical trial for TX-001HR, our oral combination of progesterone and estradiol.  In July 2014, we temporarily suspended enrollment in the Phase 3 clinical trial for TX-002HR, our oral progesterone alone, and, in October 2014, we temporarily stopped the trial in order to update the Phase 3 protocol based on discussions with the FDA. We have no current plans to conduct clinical trials for TX-003HR, our oral estradiol alone.

Throughout this Annual Report, the terms “we,” “us,” “our,” “TherapeuticsMD,” or “our company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed; BocaGreenMD, Inc., a Nevada corporation, or BocaGreen; and VitaCare Prescription Services, Inc., a Florida corporation, or VitaCare.

Hormone Therapy Market

The menopause hormone therapy market includes two major components: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. On November 27, 2013, the Drug Quality and Security Act of 2013, or the DQSA, became law and the FDA was given additional oversight over compounding pharmacies. We believe FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as bioidenticals when produced and sold by compounding pharmacies, are not easily measured or monitored. We estimate the non-FDA approved compounded bioidentical hormone therapy combination sales of estradiol and progesterone products by compounding pharmacies approximate $1.5 billion per year and according to Symphony Health Solutions PHAST Prescription Monthly by IVD, or Symphony Heath Solutions, the FDA-approved market for hormone therapies approximated $4.3 billion based on 2015 sales. Our Phase 3 clinical trials are intended to establish an indication of the safety and efficacy of our hormone therapy drug candidates at specific dosage levels. We intend our hormone therapy drug candidates, if approved, to provide hormone therapies with well characterized safety and efficacy profiles that can be consistently manufactured to target specifications. This would provide an alternative to the non-FDA approved compounded bioidentical market. This is based on our belief that our drug candidates will offer advantages in terms of demonstrated safety and efficacy consistency in the hormone dose, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

Pipeline of our Hormone Therapy Drug Candidates

TX-001HR

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal discomfort for post-menopausal women with an intact uterus. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product. According to Symphony Health Solutions, sales of FDA-approved estrogen and progestins combined were approximately $616 million and the sales of estradiol and progesterone on a stand-alone basis were $926 million and $322 million, respectively, in the United States for the 12 months ended December 31, 2015.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. If approved by the FDA, we believe TX-002HR would be similarly effective to traditional treatments, but may be effective at lower dosages. According to Symphony Health Solutions, the total FDA-approved market for oral progesterone and progestin was approximately $505 million in U.S. sales for the 12 months ended December 31, 2015.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. According to Symphony Health Solutions, the total FDA-approved market for oral estradiol and estrogen was approximately $868 million in U.S. sales for the 12 months ended December 31, 2015.

TX-004HR

TX-004HR is an applicator-free vaginal estradiol softgel drug candidate for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. According to Symphony Health Solutions, the total FDA-approved market for VVA treatment was approximately $1.5 billion in U.S. sales for the 12 months ended December 31, 2015.

Preclinical Development

Based upon leveraging our SYMBODATM hormone technology, we have five preclinical projects that include development of our proposed progesterone-alone and combination estradiol and progesterone products in a topical cream form, which we refer to as TX-005HR and TX-006HR, respectively, and transdermal patch form, which we refer to as TX-007HR and TX-008HR, respectively. We recently completed a preclinical study of TX-005HR in 32 rats. The study used four groups of 8 female overectomized rats each and applied subcutaneous estrogen with either placebo, subcutaneous progesterone or topical TX-005HR. The results, presented to the North American Menopause Society, or NAMS, in October, 2015, showed that TX-005HR penetrated the skin and opposed the subcutaneous estrogen effect on the endometrium. We intend to file an IND with respect to TX-005HR and TX-006HR as soon as the first half of 2016 and then commence phase 1 clinical trials, assuming that FDA has no objections. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We also plan to evaluate various other indications for our hormone technology, including oral contraception, treatment of preterm birth, and premature ovarian failure. According to Symphony Health Solutions, the total FDA-approved menopause-related market for estrogen alone and in combination was approximately $3.8 billion in U.S. sales for the 12 months ended December 31, 2015.

Current Products

As we continue the clinical development of our hormone therapy drug candidates, we continue to manufacture and distribute our prescription and OTC product lines, consisting of prenatal vitamins, iron supplements, and natural menopause relief products under our vitaMedMD® brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD® Prena1 name. All of our prenatal vitamins are gluten-, sugar-, and lactose-free. We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients.

Industry and Market

Health Care and Pharmaceutical Market

According to the EvaluatePharma® World Preview 2015, Outlook to 2020 report, continued confidence in the pharmaceutical industry is being driven by a number of positive fundamentals, including the industry’s recent increase in research and development productivity and the emergence of breakout drugs. Although the global pharmaceutical industry faces pricing and market access concerns, worldwide prescription drug sales are expected to reach almost $1 trillion by 2020, which would represent a compound annual growth rate of approximately 4.8% between 2014 and 2020. A record number of new drugs were approved by the FDA in 2014, with 50 new drugs (consisting of new molecular entities and biologics) approved, compared to 35 in 2013. The quality of these drugs continues to be high, with eight of the top ten new drugs approved in 2014 being forecast to have sales of more than $1 billion within five years after launch.

Women’s Health Care Market

According to the GBI Research (a provider of industry-leading business intelligence solutions on a global basis) report “Women’s Health Therapeutic Market through 2018,” the women’s health therapeutics market is one of the most attractive markets in the global pharmaceutical industry. Hormone therapy, gynecological disorders, and musculoskeletal disorders in women are the prime areas of focus in the women’s health therapeutics market. The women’s health therapeutics market in the United States was estimated to be valued at $18.8 billion in 2011. Revenues are projected to increase to $22.7 billion in 2018 at a compound and growth rate of 2.7%. This can be attributed to the launch of new drug molecules.

Hormone Therapy Market

Menopause is the spontaneous and permanent cessation of menstruation, which naturally occurs in most women between the ages of 40 and 58. It is defined as the final menstrual period and is confirmed when a woman has not had her period for 12 consecutive months. Hormone therapy is the most effective treatment in the United States and Canada for relief of menopausal symptoms according to NAMS. These symptoms are caused by the reduced levels of circulating estrogen as ovarian production shuts down. The symptoms include hot flashes, night sweats, sleep disturbances, and vaginal dryness. According to Symphony Health Solutions, prescriptions for FDA-approved hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis generated total sales of over $4.3 billion on over 32 million prescriptions for the 12 months ended December 31, 2015. Oral hormone therapy accounted for $1.9 billion on 21.4 million prescriptions over the same time period.

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

Hormone Therapy Products

Estrogen (with or without a progestin) is the most effective treatment of vasomotor symptoms and VVA due to menopause according to NAMS. According to Symphony Health Solutions, sales of total FDA-approved oral, transdermal, and suppository estrogen (with and without a progestin) hormone therapy products were approximately $3.7 billion for the 12 months ended December 31, 2015. The three primary hormone therapy products are estrogen, progestin, and combination of estrogen and progestin, which are produced in a variety of forms, including oral tablets or capsules, skin patches, gels, emulsion, or vaginal suppositories and creams.

Estrogen-Only Therapies

Estrogen therapies are used to treat vasomotor symptoms due to menopause that are a direct result of the decline in estrogen levels associated with ovarian shutdown at menopause. Estrogen therapy has been used to manage these symptoms for more than 50 years. Estrogen is a generic term for any substance, natural or synthetic, that exerts biological effects characteristic of estrogenic hormones, such as estradiol, a natural ovarian produced estrogen. Based upon the age demographic for all women receiving prescriptions for estrogen therapy and the average age range during which women experience vasomotor symptoms, we believe that estrogen is primarily used for the treatment of vasomotor symptoms, but also prescribed for the prevention of osteoporosis.

Estrogen-only therapy, or ET, is used primarily in women who have had a hysterectomy and/or are undergoing a surgical menopause, as those women do not require a progestin to protect the uterine endometrium from proliferation. Approximately 433,000 women undergo a hysterectomy each year in the United States according to the United States Centers for Disease Control and Prevention.

ET is also used for the treatment of VVA, which has a variety of indications, including vaginal dryness, vaginal itching and irritation, painful intercourse, painful urination, and other symptoms.

ET is also approved for the prevention of osteoporosis. Multiple studies conducted on various estrogen compositions, including studies published in the Journal of the American Medical Association in 2002, Osteoporosis International in 2000, The Lancet in 2002, Maturitas in 2008, and Climacteric in 2005, suggested efficacy based on increases in bone mineral density. Epidemiological and some fracture prevention studies, such as the study published in the New England Journal of Medicine in 1980, also have suggested a decrease in bone fractures as a result of ET.

Total FDA-approved ET only sales amounted to $2.4 billion, of which $1.5 billion was specifically used for the treatment of VVA, for the 12 months ended December 31, 2015, according to Symphony Health Solutions.

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

Estrogen/Progestin Combination Products

Progestins are used in combination with estrogen in post-menopausal women with uteruses to avoid an increase in the incidence of endometrial hyperplasia, which is a condition caused by chronic use of estrogen alone by a woman with a uterus and is associated with an increased incidence of uterine, or endometrial, cancer. Studies have shown that, after one year, the incidence of endometrial hyperplasia is less than 1% in women taking estrogen/progestin combinations, in contrast to up to 20% in women taking estrogen alone. In accordance with FDA recommendations, doctors typically recommend that a menopausal or post-menopausal woman who has a uterus take estrogen plus a progestin, either as a combination drug or as two separate drugs. Symphony Health Solutions estimates that sales of FDA-approved estogen and progestins combined were approximately $616 million and the sales of estradiol and progesterone on the stand-alone basis were $926 million and $322 million, respectively, in the United States for the 12 months ended December 31, 2015.

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

A widely prescribed naturally occurring progesterone is known as Prometrium® (progesterone USP). The brand is marketed by AbbVie Inc, and generic versions have been available since 2012. Natural progesterone is used in combination with estrogen for hormone therapy; however, we believe there are currently no FDA-approved hormone therapy combination products with natural progesterone.

Prenatal Vitamin Market

According to the Centers for Disease Control and Prevention, there are approximately four million births per year in the U.S. Of women giving birth in the U.S., the U.S. Department of Health and Human Services reports that approximately 74% received early prenatal care in the first trimester, while 6% began prenatal care in the third trimester or did not receive any prenatal care. Most doctors encourage taking a prenatal vitamin as the recommended standard of care. Prenatal vitamins are dietary supplements intended to be taken before and during pregnancy and during postnatal lactation that provide nutrients recognized by various health organizations as helpful for a healthy pregnancy outcome.

There are hundreds of prenatal vitamins available, with both prescription and OTC choices. According to Symphony Health Solutions, during the 12 months ended December 31, 2015, approximately 7.3 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $386 million, with sales between branded and generic products split nearly evenly. According to the 2012 Gallup Target Market Report on Prenatal Vitamins, supplement use has been fairly constant overall between 2008 and 2011. However, shifts have occurred in terms of types used, with the trend toward OTC prenatal vitamins and away from prescription prenatal vitamins. During this same period, the use of OTC products surpassed the use of prescription products, largely driven by increased use among women currently pregnant.

Our Business Model

We are a women’s health care company focused on creating and commercializing products exclusively for women, including products specifically for pregnancy, childbirth, nursing, pre-menopause, menopause, and post-menopause. We intend to use our current prescription and OTC product lines, consisting of prenatal vitamins, iron supplements, and natural menopause relief products, as the foundation of our business platform. If approved and commercialized, our hormone therapy drug candidates will allow us to enter the $4.3 billion FDA-approved hormone therapy market, based on 2015 total sales of the hormone therapy market, according to Symphony Health Solutions.

Our current product line is marketed and sold by a direct national sales force that calls on health care providers in the OB/GYN market space, as well as through our websites to consumers who have been referred to our websites by physicians or direct marketing efforts. We market our prescription and OTC prenatal vitamins and other products under our vitaMedMD brand name and authorized generic formulations of our prescription prenatal vitamin products under our BocaGreenMD Prena1 brand name. We believe that our vitaMedMD brand name has become a recognized name for high quality women’s health care, while our BocaGreenMD products provide physicians, women, and payors with a lower Wholesale Acquisition Cost (WAC) alternative for prenatal vitamins. We intend to leverage our existing relationships and distribution system to introduce our hormone therapy drug candidates, if approved, which we believe will enable us to provide a comprehensive line of women’s health care products all under one brand.

Our sales model focuses on the “4Ps”: patient, provider, pharmacist, and payor. We market and sell our current products primarily through a direct national sales force of approximately 33 full-time professionals that calls on health care providers in the OB/GYN market space, as well as through our websites directly to consumers. In addition, our products allow health care providers to offer an alternative to patients to meet their individual nutritional and financial requirements related to co-payment and cost-of-care considerations and help patients realize cost savings over competing products. We also believe that our combination of branded, authorized generic, and OTC lines offers physicians, women, and payors cost-effective alternatives for top-quality care. We supply our prescription products to consumers through retail pharmacies nationwide. We market our OTC products either directly to consumers via our websites and phone sales followed by direct shipment to their homes or offices or through physicians who then re-sell them to their patients. Our fully staffed customer care center uses current customer relationship management software to respond to health care providers, pharmacies, and consumers via incoming and outgoing telephone calls, e-mails, and live-chat.

As health care becomes increasingly consumer driven, patients are seeking more information, control, and convenience, which places additional time and financial pressures on physicians, and as a result, physicians are looking for improved ways to provide better service to their patients. A recent study by IMS Health Inc. concluded that physicians desire fewer but more encompassing relationships with companies that can provide more valuable information, deliver more relevant services, and better respond to specific needs of their practice and patients. Our goal is to meet this challenge by focusing on the opportunities in women’s health, specifically the OB/GYN market, to provide a better customer experience for physician, payor, pharmacist, and patient through the following means:

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

Our Growth Strategy

We are a women’s health care company with a corporate culture designed to foster innovation in the development and commercialization of products that address the needs of patients, payers and providers in the twenty-first century.

We believe that building a culture of innovation around patient needs and opportunities, rather than focusing on specific drugs, will enable us to effectively develop and commercialize our products.

Exclusive Focus on Women’s Health Issues. For the last five years, we have steadily develop relationships with many of the largest OB/GYN practices in the country through the sales of our line of prenatal vitamins. Our singular focus on women’s health issues will enable us to continue to build long-term relationships with women as they move through their life cycles of family planning through pre- and post- menopause.

Focus on Hormone Therapy Products. We plan to continue our focus on the development, clinical trials, and commercialization of hormone therapy products designed to (1) alleviate the symptoms of, and reduce the health effects resulting from, menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal dryness, and (2) demonstrate equivalent clinical efficacy at lower doses, enabling an enhanced side effect profile compared with competing products. We believe there is a large unmet need in this segment of the market.

Penetrate Compound Market with FDA-approved Products. As we are not aware of any current FDA-approved hormone therapy combination products that are bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries, we believe that our hormone therapy drug candidate for combined estradiol and progesterone, if approved by the FDA, will provide a safer and more effective alternative to non-FDA approved compounded bioidentical hormone therapy products, at a lower price to patients since most insurance companies do not provide coverage for non-FDA approved compounded products.

Multi-Channel Marketing Emphasis. We plan to continue our emphasis on large group OB/GYN practices that provide opportunities to reach large patient bases and that are receptive to the data and savings we provide. We believe this will effectively position us for the launch of our hormone therapy products, if approved.

In addition, proliferation of digital technology has dramatically increased the amount of information to available to patients and providers putting more power in their hands. We believe this makes patient/provider engagement and experience a more important lever for life sciences companies and that providing patients and providers with important information whenever and however they want it, on a real time basis, is a critical piece of serving this market.

Multiple Distribution Channels. We plan to continue to pursue multiple distribution channels, including large chain pharmacies, independent community pharmacies, mail order and compounding and specialty pharmacies. We believe providing a higher level of customer care through unique programs targeted at each of these channels can produce better outcomes and value for the patient, provider and payer.

Geographical Expansion. We plan to expand our geographic market and sales team to cover the entire country in 2016.

Introducing New Products. We continue to develop our hormone therapy drug candidates consisting of a (1) oral combination of progesterone and estradiol product (TX-001HR), and (2) a vaginal estradiol softgel product (TX-004HR).

Our Current Product Lines

We offer a wide range of products targeted for women’s health specifically associated with pregnancy, child birth, nursing, post-child birth, and menopause, including prescription and OTC prenatal vitamins, iron supplements, and a natural menopause relief product under our vitaMedMD brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD Prena1 name.

For the years ended December 31, 2015, 2014, and 2013, approximately 99.5%, 98%, and 98%, respectively, of our consolidated revenue was generated by our prenatal vitamin products. Our prenatal vitamin products are marketed as either OTC products or prescription products. Our OTC and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. The primary significant difference between our OTC and prescription prenatal vitamin products is the usual source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while most purchasers of our prescription prenatal vitamin products pay for the product primarily via a co-pay and third-party payers. For both our OTC and prescription prenatal vitamin products, we employ the same sales force and marketing team to sell and market our products.

In March 2012, we launched our first prescription prenatal vitamin, vitaMedMD Plus Rx, with subsequent launches of our second prescription prenatal vitamin, vitaMedMD One Rx, in April 2012 and our third prescription prenatal vitamin, vitaMedMD RediChew™ Rx, in May 2012. In the fourth quarter of 2012, we launched our BocaGreenMD Prena1 line of prescription prenatal vitamins, which included three prescription prenatal vitamins that were authorized generic formulations of our vitaMedMD-branded prescription prenatal vitamins. In the first quarter of 2014, we introduced a new prescription prenatal vitamin product under our branded vitaMedMD name as vitaPearl and under our authorized generic Prena1 name as Prena1 Pearl, which features a unique, proprietary combination of FOLMAX™, FePlus™, and pur-DHA™. In January, 2016 we launched vitaTrue. Our current product line is detailed below.

vitaTrueTM

vitaTrueTM is our newest prenatal vitamin and is targeted at health conscious consumers. vitaTrueTM is the first and only vegan and kosher prenatal vitamin with 40% more folic acid than the leading prescription prenatal vitamin. vitaTrueTM contains a complete multivitamin with 16 essential vitamins and minerals and 300 mg of plant based docosahexaenoic acid, or DHA. vitaTrue is fish, gluten, lactose, and sugar free.

vitaPearl™

vitaPearl is our leading product and is a complete prenatal vitamin in one tiny pearl. vitaPearl provides 40% more folic acid than the leading prescription prenatal vitamin. vitaPearl delivers 14 key vitamins and minerals plus 200 mg of DHA, providing comprehensive support for a woman and her body whether she is planning a pregnancy, pregnant, or nursing.

vitaMedMD Plus (Prenatal Women’s Multivitamin + DHA™)

vitaMedMD Plus Prenatal is a once-daily, two pill combo pack that contains a complete multivitamin with 16 essential vitamins and minerals and 300 mg of plant based DHA.

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

vitaMedMD RediChew® Rx Prenatal Multivitamin

vitaMedMD RediChew® Rx is a prescription, easy-to-chew, small, vanilla-flavored chewable tablet containing Folmax®, vitamin D3, vitamin B2, vitamin B6, and vitamin B12. We believe vitaMedMD RediChew Rx is an excellent option for women who have difficulty swallowing tablets or softgels, or are experiencing nausea and morning sickness.

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

vitaMedMD Vitamin D3 50,000 IU

vitaMedMD Vitamin D3 50,000 IU is a dietary supplement provided in a small, easy-to-swallow gel capsule that help replenish and maintain beneficial levels of vitamin D in the body. Sustaining adequate levels of vitamin D in the body is essential to bone health, enhancing the absorption of calcium and phosphorus. Vitamin D3, also known as cholecalciferol, is considered the most preferred form of vitamin D as it is the most active form of the nutrient. We believe vitaMedMD Vitamin D3 50,000 IU is ideal for pregnant, breastfeeding, and menopausal women to sustain adequate levels of vitamin D.

BocaGreenMD Prena1 Pearl

BocaGreenMD Prena1 Pearl is an authorized generic of vitaPearl, a complete prenatal vitamin in one tiny pearl.

BocaGreenMD Prena1 Chew

BocaGreenMD Prena1 Chew is an authorized generic of vitaMedMD RediChew Rx, a prescription, single daily easy-to-chew, vanilla-flavored, chewable tablet.

Our Hormone Therapy Drug Candidates

We have obtained FDA acceptance of our IND applications to conduct clinical trials for four of our proposed products: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our applicator-free vaginal estradiol softgel.

TX-001HR

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal discomfort for post-menopausal women with an intact uterus. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

On September 5, 2013, we began enrollment in the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, Phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. The trial is designed to enroll approximately 1,750 patients at approximately 100 sites. We completed enrollment in the REPLENISH Trial in October 2015 and we currently anticipate that results of the trial will be reported late in the fourth quarter of 2016. Based on such timeline and assuming a successful trial, we would anticipate filing a New Drug Application, or NDA, for TX-001HR as soon as the first half of 2017 and assuming an FDA review period of ten months from the receipt date to the Prescription Drug User Fee Act, or PDUFA, date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the fourth quarter of 2017 or the first quarter of 2018. As of February 23, 2016, approximately 1,400 patients have exited the REPLENISH Trial and the incidence of endomentrial hyperplasia for these patients is less than 1%.

We previously conducted a pharmacokinetics, or PK, study of TX-001HR to demonstrate that our drug candidate is bioequivalent to the reference listed drug based on the criterion that the 90% confidence interval on the test-to-reference ratio is contained entirely within the interval 80% to 125%. The study compared our combined capsule TX-001HR of 2 mg estradiol and 200 mg of progesterone to 2 mg of Estrace® and 200 mg of Prometrium®.

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

We believe these data are sufficient to demonstrate the bioequivalence of TX-001HR to Estrace® and Prometrium® based on the criteria for demonstrating bioequivalence established in connection with the study, which was published in the journal Menopause in December 2015. Symphony Health Solutions estimates that sales of FDA-approved estrogen and progestins combined were approximately $616 million and the sales of estradiol and progesterone on the stand-alone basis were $926 million and $322 million, respectively, in the United States for the 12 months ended December 31, 2015.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we temporarily suspended enrollment and in October 2014 we temporarily stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it. According to Symphony Health Solutions, the total FDA-approved market for oral progesterone and progestin was approximately $505 million in U.S. sales for the 12 months ended December 31, 2015.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. According to Symphony Health Solutions, the total FDA-approved market for oral estradiol and estrogen was approximately $868 million in U.S. sales for the 12 months ended December 31, 2015.

TX-004HR

TX-004HR is a vaginal estradiol softgel drug candidate for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. TX-004HR features our SYMBODATM technology, which enables partial and complete solubilization of estradiol into medium-chain fatty acid oils often derived from coconut oil. This allows for the production of cohesive, stable formulations and provides content uniformity and accuracy of dosing strengths for TX-004HR. We initiated the REJOICE Trial, a randomized, multicenter, double-blind, placebo-controlled Phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of three doses — 25 mcg, 10 mcg and 4 mcg (compared to placebo) — of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause.

              On December 7, 2015, we announced positive top-line results from the REJOICE Trial. The pre-specified four co-primary efficacy endpoints were the changes from baseline to week 12 versus placebo in the percentage of vaginal superficial cells, percentage of vaginal parabasal cells, vaginal pH and severity of participants’ self-reported moderate to severe dyspareunia as the most bothersome symptom of VVA. The trial enrolled 764 postmenopausal women (40 to 75 years old) experiencing moderate to severe dyspareunia at approximately 89 sites across the United States and Canada. Trial participants were randomized to receive either TX-004HR at 25 mcg (n=190), 10 mcg (n=191), or 4 mcg (n=191) doses or placebo (n=192) for a total of 12 weeks, all administered once daily for two weeks and then twice weekly (approximately three to four days apart) for ten weeks. We recently received conditional approval for the brand name Yuvvexy related to TX-004HR.

The following table sets forth the statistical significance of the REJOICE Trial results for the four pre-specified co-primary efficacy endpoints, based on mean changes from baseline to week 12 compared to placebo.  Based on our ongoing analyses of the REJOICE Trial data, statistical significance of the results for the co-primary endpoint of severity of participants' self-reported moderate to severe dyspareunia as the most bothersome symptom of VVA has improved for all three doses from the results originally reported.

	25 mcg	10 mcg	4 mcg
Superficial Cells	P < 0.0001	P < 0.0001	P < 0.0001
Parabasal Cells	P < 0.0001	P < 0.0001	P < 0.0001
Vaginal pH	P < 0.0001	P < 0.0001	P < 0.0001
Severity of Dyspareunia	P < 0.0001	P < 0.0001	P = 0.0149

The 25 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary endpoints. The 10 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary endpoints. The 4 mcg dose of TX-004HR also demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoints of vaginal superficial cells, vaginal parabasal cells, and vaginal pH; the change from baseline compared to placebo in the severity of dyspareunia was statistically significant at the p = 0.0149 level. The FDA has previously indicated to us that in order to approve the drug based on a single trial, the trial would need to show statistical significance at the 0.01 level or lower for each endpoint, and that a trial that is merely statistically significant at a higher level may not provide sufficient evidence to support an NDA filing or approval of a drug candidate where the NDA relies on a single clinical trial.

Statistical improvement over placebo was also observed for all three doses at the first assessment at week two and sustained through week 12 (see table below).

	25 mcg	10 mcg	4 mcg
Week 2	P = 0.0105	P = 0.0019	P = 0.026
Week 6	P < 0.0001	P = 0.0009	P = 0.0069
Week 8	P < 0.0001	P < 0.0001	P = 0.0003
Week 12	P < 0.0001	P < 0.0001	P = 0.0149

Vaginal dryness was a prespecified key secondary endpoint. The 25 mcg and 10 mcg doses of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoint of vaginal dryness. The 4 mcg dose of TX-004HR demonstrated statistically significant results at the p = 0.0014 level compared to placebo (see table below).

	25 mcg	10 mcg	4 mcg
Severity of Vaginal Dryness	P < 0.0001	P < 0.0001	P = 0.0014

The pharmacokinetic data for all three doses demonstrated negligible to very low systemic absorption of 17 beta estradiol, estrone and estrone conjugated, supporting the previous Phase 1 trial data. TX-004HR was well tolerated, and there were no clinically significant differences compared to placebo-treated participants with respect to adverse events. There were no drug-related serious adverse events reported.

We currently intend to submit an NDA for the 25 mcg, 10 mcg and 4 mcg doses of TX-004HR to the FDA as early as the first half of 2016 and that such NDA could be approved by the FDA as soon as the first quarter of 2017, assuming an FDA review period of ten months from the receipt date to the PDUFA date for a non-new molecular entity. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA.

According to Symphony Health Solutions, the total FDA-approved market for VVA treatment was approximately $1.5 billion in U.S. sales for the 12 months ended December 31, 2015.

On November 10, 2015, FDA held a scientific workshop on labeling “lower” dose estrogen-alone products for symptoms of VVA to provide an opportunity for FDA to obtain input from experts on several topics related to the product label of lower dose estrogen-alone products approved solely for the treatment of moderate to severe symptoms of VVA due to menopause. According to the FDA, lower-dose estrogen products means products that contain less than the 0.625 milligrams (mg) of conjugated estrogens used in the WHI study and estradiol products containing 0.0375 mg and below. Discussion topics at the workshop were to include the relevance of the boxed warnings based on data from the WHI to the lower dose estrogen-alone products; certain members in the scientific/medical community have questioned whether the boxed warnings section in the labeling, which is currently required to be included on all estrogen products, is applicable in whole or in part to these lower-dose estrogen products. The boxed warnings include: (1) an increased risk of endometrial cancer in women with a uterus who uses unopposed estrogens, (2) estrogen therapy with or without progestins should not be used for the prevention of cardiovascular disease or dementia, (3) an increased risk of stroke and deep vein thrombosis (DVT) in women treated with estrogen-alone, (4) an increased risk of probable dementia in postmenopausal women 65 years of age and older treated with estrogen-alone, (5) an increased risk of invasive breast cancer in women treated with estrogen plus progestin, and (6) to use the lowest effective dose for the shortest duration. It is unknown at this time what, if any, changes the FDA may propose with respect to the boxed warnings on lower dose estrogen-alone products for symptoms of VVA or whether such label changes would be applicable to TX-004HR, if approved.

As of December 31, 2015, we had fourteen issued patents, which included 12 utility patents that relate to our combination progesterone and estradiol formulations, one utility patent that relates to TX-004HR, which establishes an important intellectual property foundation for TX-004HR, and one utility patent that relates to our OPERA® information technology platform.

Preclinical Development

Based upon leveraging our SYMBODATM hormone technology, we have five preclinical projects that include development of our proposed progesterone-alone and combination estradiol and progesterone products in a topical cream form, which we refer to as TX-005HR and TX-006HR, respectively, and in a transdermal patch form, which we refer to as TX-007HR and TX-008HR, respectively. We recently completed a preclinical study of TX-005HR in 32 rats. The study used four groups of eight female overectomized rats each and applied subcutaneous estrogen with either placebo, subcutaneous progesterone or topical TX-005HR. The results, presented a NAMS in October, 2015, showed that TX-005HR penetrated the skin and opposed the subcutaneous estrogen effect on the endometrium. We intend to file an IND with respect to TX-005HR and TX-006HR as soon as the first half of 2016 and then commence Phase 1 clinical trials. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We are also evaluating various other indications for our hormone technology, including oral contraception, treatment of preterm birth, and premature ovarian failure. According to Symphony Health Solutions, the total FDA-approved menopause-related market for estrogen alone and in combination was approximately $3.8 billion in U.S. sales for the 12 months ended December 31, 2015.

Sales and Marketing

Although our direct national sales force is similar to that of a traditional pharmaceutical company in that sales representatives call on OB/GYN practices to provide education and sampling, we believe our sales representatives are more customer -centric in their sales approach by offering physicians more than just differences in our products from the competition; they are also able to offer physicians opportunities to assist their patients in obtaining products in a cost-efficient manner.

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

We believe our sales force has developed strong relationships in the OB/GYN market to sell our current products. We have also established relationships with some of the largest OB/GYN practices in their respective markets. By delivering additional products through the same sales channel, we believe we can leverage our already deployed assets to increase our sales and achieve profitability. We intend to leverage and grow our current marketing and sales organization to commercialize our drug candidates in the United States assuming the successful completion of the FDA regulatory process. In addition, we may partner with licensors or other strategic partners to commercialize our drug candidates outside of the OB/GYN market or in non-U.S. markets.

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

Sales Concentration

See Note 13 to the consolidated financial statements included in this Annual Report for a discussion of the concentration of sales of our prescription prenatal vitamin products.

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

Hormone Therapy Market

The menopause hormone therapy market includes two major components: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. On November 27, 2013, the DQSA became law and the FDA was given additional oversight over compounding pharmacies. We believe FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as “bioidenticals” when produced and sold by compounding pharmacies, are not easily measured or monitored. Our phase 3 clinical trials are intended to establish an indication of the safety and efficacy of our hormone therapy drug candidates at specific dosage levels. We intend our hormone therapy drug candidates, if approved by the FDA, to provide hormone therapies with well characterized safety and efficacy profiles that can be consistently manufactured to target specifications. This would provide an alternative to the non-FDA approved compounded bioidentical market. This aim is based on our belief that our drug candidates will offer advantages in terms of demonstrated safety and efficacy consistency in the hormone dose, lower patient cost due to the increased likelihood of insurance coverage and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause. The combination of estradiol and progesterone for the treatment of moderate to severe vasomotor symptoms due to menopause for postmenopausal women with an intact uterus is comprised of two components: the FDA-approved drug market and the non-FDA-approved compounded drug market. Symphony Health Solutions estimates that sales of FDA-approved estrogen and progestins combined were approximately $616 million and the sales of estradiol and progesterone on the stand-alone basis were $926 million and $322 million, respectively, in the United States for the 12 months ended December 31, 2015.

The largest competitors in the FDA-approved market are Pfizer (PREMARIN and PREMPRO), TEVA and BARR (generic estradiol and progestins) and Noven (Minivelle), with sales of PREMARIN cream constituting a majority of such sales. None of the current FDA-approved drugs for the treatment of moderate to severe vasomotor symptoms due to menopause is bioidentical to the estradiol and progesterone produced by the ovaries. Based on various reports, included data recently presented at NAMS, including Knowledge, Use, and Prescribing of Custom-Compounded Bioidentical Hormones for Menopausal Women: It’s Not What You Think, by JoAnn V. Pinkerton, et al., we estimate that U.S. sales of non-FDA-approved compounded combination estradiol and progesterone products approximate $1.5 billion per year. The market for non-FDA-approved compounded hormone therapy products is generally considered very fragmented because the products are prepared and sold by individual compounding pharmacies. We believe that TX-001HR, if approved by the FDA, would represent the first time a combination product of estradiol and progesterone that is bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

TX-002HR, our progesterone only drug candidate, is being developed for the treatment of secondary amenorrhea. According to Symphony Health Solutions, the total FDA-approved market for oral progesterone and progestin was approximately $505 million in U.S. sales for the 12 months ended December 31, 2015. The largest competitors in the progesterone and progestin market are generics from Actavis, Teva and Akorn with the largest branded product being Prometrium (AbbVie). We believe that TX-002HR, if approved by the FDA, would provide for treatment of secondary amenorrhea without the potentially allergenic component of peanut oil found in existing products.

TX-004HR, our vaginal estradiol softgel drug candidate, is undergoing clinical trials for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. According to Symphony Health Solutions, the FDA-approved U.S. market for treatment of VVA in post-menopausal women was approximately $1.5 billion for the 12 months ended December 31, 2015. Approximately $1.4 billion of such sales were by three products currently on the market: Pfizer (PREMARIN cream), Actavis (ESTRACE cream) and Novo Nordisk (Vagifem tablets). We believe that TX-004HR, if approved by the FDA, will be at least as effective as the existing treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments.

Prenatal Vitamin Market

The prenatal vitamin market is highly fragmented, with dozens of companies selling hundreds of competitive products. Prenatal vitamin products are marketed as either OTC products or prescription products, with many companies marketing their products through both channels. According to Symphony Health Solutions, during the 12 months ended December 31, 2015, approximately 7.3 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $386 million.

Seasonality

The specialty pharmaceutical industry is not subject to seasonal sales fluctuation.

Products in Development

We introduced our branded prescription products in the first and second quarters of 2012 and introduced our first prescription authorized generic product line in the fourth quarter of 2012. Our market objective is to develop an entire suite of products that are condition-specific and geared to the women’s health sector. Our focus is to introduce products in which we use proprietary or patented molecules or ingredients that will differentiate our products from the competition. We currently have numerous products in development, including our hormone therapy drug candidates as described above.

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

Availability of and Dependence Upon Suppliers

We currently obtain approximately 99% of our vitaMedMD and BocaGreen products from Lang Pharma Nutrition, or Lang, a full-service, private label and corporate brand manufacturer specializing in premium health benefit driven products, including medical foods, nutritional supplements, beverages, bars, and functional foods in the dietary supplement category. As a result, we are dependent on Lang and its subcontractors for the manufacture of most of our products. We believe the terms of our agreements with Lang are competitive with other suppliers and manufacturers. Although we anticipate continuing our relationship with Lang, we believe that we could obtain similar terms with other suppliers to provide the same services. We have experienced no difficulties in obtaining the products we need in the amounts we require and do not anticipate those issues in the future.

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

Distribution of our Products

We use a variety of distribution channels dependent upon product type. We sell our prescription prenatal vitamins to patients through their pharmacies. Since the launch of our prescription products, in addition to third-party logistics providers, we use some of the same national and regional distributors as other pharmaceutical companies, including Cardinal, McKesson, AmerisourceBergen, H.D. Smith, and Smith Drug. Wholesaler product inventory is monitored daily and sales out is monitored weekly. National and regional retail chain pharmacies are also an area of focus to make sure our products are purchased and dispensed properly. We sell our OTC products directly to consumers via our website and phone sales and the products are shipped directly from us to the consumer’s home or office. In a few instances, we sell OTC products to physicians who then sell the products directly to their patients.

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

Our Return Policy

We sell our prescription products through third-party logistics providers, major distributors, and pharmacies, all of whom may return a product within six months prior to and twelve months after the expiration date of the product. Once customers buy a product from the pharmacy, the product may not be returned. Customers may return or exchange our non-prescription products for any reason by returning the product within 30 days of receipt. We will refund the entire purchase price, less shipping. The customer is responsible for the cost of returning the products to us, except in cases in which the product is being returned because of a defect or an error made in our order fulfillment. If the purchased product exceeded a 30-day supply, the unused product must be returned to receive the full refund. All unopened OTC products may be exchanged for different products; the customer will be responsible for the difference in price if the replacement product is more expensive or we will refund the difference if the replacement product is less expensive.

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

Research and Development

Our product development programs are concentrated in the area of advanced hormone therapy pharmaceutical products. We engage in programs to provide alternatives to the FDA and non-FDA-approved compounded bioidentical market for hormone therapy. Our programs seek to bring new products to market in unique delivery systems or formats that enhance the effectiveness, safety, and reliability of existing hormone therapy alternatives.

We intend for our hormone therapy drug candidates, if approved, to provide an alternative to the non-FDA -approved compounded bioidentical market based on our belief that our drug candidates will offer advantages in terms of proven safety, efficacy, and stability, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

Our research and development expenses were $72.0 million in 2015, $43.2 million in 2014, and $13.6 million in 2013.

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

We have developed hormone products using our SYMBODA® technology, which is our advanced hormone therapy technology that enables us to deliver bioidentical hormones through a variety of dosage forms and administrative routes.

In addition to numerous pending patent applications, as of December 31, 2015, we had 14 issued patents, including:

•     12 utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa and South Korea.

•     one utility patent that relates to TX-004HR, our applicator-free vaginal estradiol softgel product candidate, which establishes an important intellectual property foundation for TX-004HR, is owned by us and is a U.S. jurisdiction patent with an expiration date in 2033. We have pending patent applications with respect to this patent in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea.

•     one utility patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029; and

As of December 31, 2015, we had filed 34 non-provisional and 16 provisional patent applications with the U.S. Patent and Trademark Office, or the USPTO, with respect to our hormone therapy drug candidates, including issued patents, and 72 international patent applications with respect to our hormone therapy drug candidates, including Patent Cooperation Treaty (PCT) and national stage filings.

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

OPERA is our patented information technology platform used in our business. We believe the deployment of OPERA and the further development and deployment of related technology creates a sustainable competitive advantage in clinical development and product improvement.

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

Clinical trials are usually conducted in three phases. Phase 1 clinical trials are normally conducted in small groups of healthy volunteers to assess safety and find the potential dosing range. After a potentially safe dose has been established, the drug is administered to small populations of patients (phase 2) to look for initial signs of efficacy in treating the targeted disease or condition and to continue to assess safety. Phase 3 clinical trials are usually multi-center, double-blind controlled trials in hundreds or even thousands of subjects at various sites to assess as fully as possible both the safety and effectiveness of the drug.

The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group reviews unblinded data from clinical trials and provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climates.

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

Once the NDA submission has been accepted for filing, the FDA’s goal is to review applications within ten months of filing or 12 months of filing for a new molecular entity. However, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities in which the drug product will be formulated and its active pharmaceutical ingredient, or API, will be produced, it may issue an approval letter or, instead, a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

After regulatory approval of a drug product is obtained, we would be required to comply with a number of post-approval requirements. As a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long-term stability of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive, and record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Our hormone therapy drug candidates may compete with unapproved hormone therapy products supplied by compounding pharmacies. Pharmacy compounding is a practice in which a licensed pharmacist combines, mixes, or alters ingredients in response to a prescription to create a medication tailored to the medical needs of an individual patient. The medications created by the compounding pharmacy are theoretically “new drugs” that would otherwise be subject to the new drug approval requirements of the FDCA.

However, for approximately 50 years, FDA left regulation of compounding pharmacies to the states. In 1992, in response to various safety concerns, FDA issued a Compliance Policy Guide, which announced that the “FDA may, in the exercise of its enforcement discretion, initiate federal enforcement actions...when the scope and nature of a pharmacy’s activities raises the kinds of concerns normally associated with a manufacturer and...results in significant violations of the new drug, adulteration, or misbranding provisions of the Act.” Thereafter, Congress enacted the Food and Drug Administration Modernization Act of 1997, or FDAMA, which sought to clarify FDA’s regulatory authority over compounding pharmacies. FDAMA exempted “compounded drugs” from FDA’s standard drug approval requirements as long as the providers of those drugs abide by several restrictions, including that they refrain from advertising or promoting particular compounded drugs. In 2002, though, the Supreme Court declared this provision of FDAMA to be unconstitutional under the First Amendment, effectively re-instating the pre-FDAMA regime. Shortly thereafter, FDA issued its 2002 Compliance Policy Guide 460.200, which states that FDA will exercise enforcement discretion to exclude compounded drugs from the new drug approval requirements except where compounding pharmacies act more akin to traditional drug manufacturers.

To further clarify FDA’s jurisdiction, Congress enacted and the President signed into law the DQSA, which among other things, formalized the relationship between the FDA and compounding pharmacies by exempting compounding pharmacy products from the FDA approval requirements and the requirement to label products with adequate directions for use, but not the exemption from cGMP requirements. To qualify for this exemption, a compounding pharmacy must register with FDA as an “outsourcing facility,” subject to FDA inspection and other requirements. The FDA does not exercise the same authority to regulate compounding pharmacies as pharmaceutical manufacturers. For example, compounding pharmacies are not required to report adverse events associated with compounded drugs, while commercial drug manufacturers are subject to stringent regulatory reporting requirements.

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

As part of our NDA submission, we intend to certify that all of the patents for approved products referenced in the NDA for each of the hormone therapy drug candidates as listed in the FDA’s Orange Book have expired and that we will not be compelled to certify that any patent is invalid, unenforceable, or will not be infringed by the new product. If, in fact, this assessment is incorrect, it can have a serious and significant adverse effect on our ability to obtain FDA approval or market our new product. If we are compelled to certify that a patent is invalid, unenforceable, or not infringed, then the holder of that patent can initiate a patent infringement suit against us and the FDA is precluded from approving our product for 30 months or until a court decision or settlement finding that the patent is invalid, unenforceable or not infringed, whichever is earlier.

Marketing Exclusivity

A 505(b)(2) NDA applicant may be eligible for its own regulatory exclusivity period, such as a three-year exclusivity. The first approved 505(b)(2) NDA applicant for a particular condition, or change to a marketed product, such as a new extended release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from making effective any other application for the same condition of use or for a change to the marketing product that was granted exclusivity until after that three-year exclusivity period has run. Additional exclusivities may also apply.

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

Employees

As of December 31, 2015, we had 122 full-time employees, six of whom are executive officers. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement, and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be good.

Our History

On October 3, 2011, we changed our name to TherapeuticsMD, Inc. On October 4, 2011, we closed a reverse merger with VitaMedMD pursuant to which (1) all outstanding membership units of VitaMed were exchanged for shares of our common stock, (2) all outstanding VitaMed options and warrants were exchanged and converted into options and warrants to purchase shares of our common stock, and (3) VitaMed became our wholly owned subsidiary. As of December 31, 2011, we determined that VitaMed would become the sole focus of our company and services previously performed relative to the licensing agreement discussed in the following paragraph were discontinued.

            We were incorporated in Utah in 1907 under the name Croff Mining Company, or Croff. Prior to 2008, Croff’s operations consisted entirely of oil and natural gas leases. Due to a spin-off of its operations in December 2007, Croff had no business operations or revenue source and had reduced its operations to a minimal level although it continued to file reports required under the Securities Exchange Act of 1934, or the Exchange Act. As a result of the spin-off, Croff was a “shell company” under the rules of the Securities and Exchange Commission, or the SEC. In July 2009, Croff (i) closed a transaction to acquire America’s Minority Health Network, Inc. as a wholly owned subsidiary, (ii) ceased being a shell company, and (iii) experienced a change in control in which the former stockholders of America’s Minority Health Network, Inc. acquired control of our company. On June 11, 2010, we closed a transaction to acquire Spectrum Health Network, Inc. as a wholly owned subsidiary. On July 20, 2010, we filed Articles of Conversion and Articles of Incorporation to redomicile in the state of Nevada. On July 31, 2010, we transferred the assets of America’s Minority Health Network, Inc. to a secured noteholder in exchange for the satisfaction of certain associated debt. On February 15, 2011, we transferred the assets of Spectrum Health Network, Inc. to a secured noteholder in exchange for the satisfaction of associated debt and in exchange for a licensing agreement under which we subsequently sold subscription services and advertising on the Spectrum Health Network for commissions.

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

We have incurred recurring net losses, including net losses of $85 million, $54 million, and $28 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of approximately $220 million. We have generated limited revenue and have funded our operations to date primarily from public and private sales of equity and private sales of debt securities. We expect to incur substantial additional losses over the next several years as our research, development, clinical trial and commercialization activities increase, especially those related to our hormone therapy drug candidates. As a result, we may never achieve or maintain profitability unless we successfully commercialize our products, in particular, our hormone therapy drug candidates. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance then-existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

We currently derive all of our revenue from sales of our women’s health care products, and our failure to maintain or increase sales of these products could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

We currently derive all of our revenue from sales of women’s health care products, including prenatal and women’s multi-vitamins, iron supplements, vitamin D supplements, and natural menopause relief. While sales of our vitamin products grew from 2010 through 2015, we cannot assure you that such sales will continue to grow. In addition to other risks described herein, our ability to maintain or increase existing product sales is subject to a number of risks and uncertainties, including the following:

•	the presence of new or existing competing products, including generic copies of our prescription prenatal vitamin products that are not our authorized generic products ;

•	any supply or distribution problems arising with any of our manufacturing and distribution strategic partners;

•	changed or increased regulatory restrictions or regulatory actions by the FDA;

•	changes in health care laws and policy, including changes in requirements for rebates, reimbursement, and coverage by federal health care programs;

•	the impact or efficacy of any price increases we may implement in the future;

•	changes to our labels and labeling, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell our products; and

•	acceptance of our products as safe and effective by physicians and patients.

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

Although many of the ingredients in our current dietary supplement products are vitamins, minerals, and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. Although we believe all of these products and the combinations of ingredients in them are safe when taken as directed, the products could have certain undesirable side effects if not taken as directed or if taken by a consumer who has certain medical conditions, such as the potential effect of high doses of folic acid masking pernicious anemia. In addition, these products may not have the effect intended if they are not taken in accordance with certain instructions, which include certain dietary restrictions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects in an unforeseen way or on an unforeseen cohort. If any of our products or products we develop or commercialize in the future are shown to be harmful or generate negative publicity from perceived harmful effects, our business, financial condition, results of operations, and prospects could be harmed significantly.

Our future success will depend in large part on our ability to commercialize our hormone therapy drug candidates designed to alleviate the symptoms of and reduce the health risks resulting from menopause, including hot flashes, osteoporosis, and vaginal dryness.

Our future success will depend in large part on our ability to successfully develop and commercialize our hormone therapy drug candidates designed to alleviate the symptoms of and reduce the health risks resulting from menopause, including hot flashes, osteoporosis, and vaginal dryness. We have submitted IND applications for four hormone therapy drug candidates, which the FDA has made effective and which permit us to conduct clinical testing on these proposed products. We recently announced positive top-line results from the REJOICE Trial, a pivotal phase 3 clinical trial of our TX-004HR drug candidate, and have completed enrollment in the REPLENISH Trial, a pivotal phase 3 clinical trial for our TX-001HR drug candidate. In July 2014, we temporarily suspended enrollment in the phase 3 clinical trial for our TX-002HR drug candidate, and in October 2014, we temporarily stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have no current plans to conduct clinical trials for our TX-003HR drug candidate. However, we may not be able to complete the development of these drug candidates, the results of the clinical trials may not be sufficient to support an NDA for any of them, and even if we believe the results of our clinical trials are sufficient to support any NDA that we submit, the FDA may disagree and may not approve our NDA. In addition, even if the FDA approves one or more of our NDAs, it may do so with restrictions on the intended uses that may make commercialization of the product or products financially untenable. The failure to commercialize or obtain necessary approval for any one or more of these products could substantially harm our prospects and our business.

We may not be able to complete the development and commercialization of our hormone therapy drug candidates if we fail to obtain additional financing.

We need substantial amounts of cash to complete the clinical development and commercialization of our hormone therapy drug candidates. Our existing cash may not be sufficient to fund these requirements. In addition, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected on these programs because of circumstances beyond our control. We do not currently have any committed external source of funds. We will attempt to raise additional capital from the issuance of equity or debt securities, collaborations with third parties, licensing of rights to these products, or other means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

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

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude, after review of our data, that our applications are insufficient to obtain regulatory approval of any of our hormone therapy drug candidates. We have recently begun to conduct validation and scale up of the manufacturing processes for TX-001HR, our proposed combination estradiol and progesterone drug candidate, and TX-004HR, our proposed applicator-free vaginal estradiol softgel drug candidate. The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure. Any delay or inability in obtaining regulatory approvals would delay or prevent us from commercializing our hormone therapy drug candidates, generating revenue from these proposed products, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs for one or more of our hormone therapy drug candidates, which would materially adversely affect our business and could potentially cause us to cease operations.

We have recently completed our Phase 3 clinical trial of TX-004HR for the treatment of moderate to severe dyspareunia in postmenopausal women with VVA. Although we have discussed our clinical development plans with the FDA, the agency may ultimately determine that our Phase 3 clinical trial is not sufficient for regulatory approval. If we are required to conduct additional clinical trials or non-clinical studies, our development of TX-004HR will be more time-consuming and costly than we presently anticipate, which could have a material adverse effect on our business, results of operations and financial condition.

On December 7, 2015 we announced positive top-line results from the REJOICE Trial, our Phase 3 clinical trial to evaluate the safety and efficacy of three doses—25 mcg, 10 mcg and 4 mcg (compared to placebo)—of TX-004HR for the treatment of moderate to severe dyspareunia in postmenopausal women with VVA. Both the 25 mcg dose and the 10 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary efficacy endpoints. The 4 mcg dose of TX-004HR also demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoints of vaginal superficial cells, vaginal parabasal cells, and vaginal pH; the change from baseline compared to placebo in the severity of dyspareunia was statistically significant at the p = 0.0149 level.

Based on the results of this clinical trial, we currently intend to seek regulatory approval for the 25 mcg, 10 mcg and 4 mcg doses of TX-004HR for the treatment of moderate to severe dyspareunia in postmenopausal women with VVA in the U.S. We cannot assure you that the FDA will approve all or any doses of TX-004HR for commercialization. The FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, or adequacy of our non-clinical studies. In addition, to date we have only analyzed the top line data of the REJOICE Trial; further safety and efficacy analyses of the trial data are ongoing. If the further analyses suggest the data is not as positive as we currently believe it to be, we may need to conduct additional clinical or non-clinical trials or studies, which could result in delays in approval or could prevent approval of TX-004HR.

If we submit an NDA and the FDA does not agree with our clinical and non-clinical designs or does not agree that our NDA is otherwise complete, the FDA may not accept our NDA for review and our development of TX-004HR may be delayed and we may incur additional costs and be required to devote additional resources to address the FDA’s concerns. In addition, we may be required to conduct additional clinical trials or studies, which could result in additional delays and costs. There is no assurance that we will complete the other clinical and non-clinical studies, if required, within the timeframes and the costs that we currently expect, or at all, or in a manner that is acceptable to the FDA. Any delays or unplanned costs resulting from our Phase 3 clinical trials of TX-004HR may have a material adverse effect on our business, results of operations and financial condition. Even if we eventually submit an NDA and receive approval of TX-004HR, the FDA may grant approval contingent on the performance of costly additional post-approval clinical trials. The FDA may also approve TX-004HR for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of TX-004HR or our other product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for TX-004HR would delay or prevent commercialization of TX-004HR and could materially adversely impact our business, results of operations and financial condition.

In addition, prior to approval of an NDA for TX-004HR, the FDA may audit one or more of the sites where the Phase 3 clinical trial was conducted to ensure the integrity of the data and will inspect the facilities of our third party contract manufacturers where TX-004HR is manufactured. If one or more site audits reveals anomalies, or if the manufacturing facilities do not pass inspection, full consideration of the NDA by FDA could be delayed, or the FDA may require us to undertake further clinical or non-clinical trials or could require our contract manufacturers to improve or change their processes, any of which would delay or prevent commercialization of TX-004HR and could materially adversely impact our business, results of operations and financial condition.

Clinical trials are lengthy and expensive with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. For example, we temporarily suspended enrollment in and subsequently temporarily stopped the SPRY trial for our progesterone alone drug candidate in order to update the phase 3 protocol based on discussions with the FDA. Failure can occur at any time during the clinical trial process as a result of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our future clinical trials may not be successful or may be more expensive or time-consuming than we currently expect. Prior to approving a new drug, the FDA generally requires that the safety and efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations the FDA approves drugs on the basis of a single well-controlled clinical trial. We believe we may be required to conduct only a single phase 3 clinical trial of each of TX-001HR, our proposed combination estradiol and progesterone drug candidate, TX-002HR, our progesterone alone drug candidate, and TX-004HR, our applicator-free vaginal estradiol softgel drug candidate. However, in connection with our TX-004HR drug candidate, the FDA has previously indicated to us that in order to approve the drug based on a single trial, the trial would need to show statistical significance at the 0.01 level or lower for each endpoint, and that a trial that is merely statistically significant at a higher numerical level may not provide sufficient evidence to support an NDA filing or approval of a drug candidate where the NDA relies on a single clinical trial. If clinical trials for any of our hormone therapy drug candidates fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA will not approve that drug and we would not be able to commercialize it, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may experience delays in clinical trials for our hormone therapy drug candidates. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

•	delays in obtaining regulatory approval to commence a trial;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	imposition of a clinical hold because of safety or efficacy concerns by the DSMB, FDA, or IRB, or us;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required IRB approval at each site;

•	delays in identifying, recruiting, and training suitable clinical investigators;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new sites;

•	delays in obtaining sufficient supplies of clinical trial materials, including suitable API; or

•	delays resulting from negative or equivocal findings of DSMB for a trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Any of these delays in completing our clinical trials could increase our costs, slow down our product development and approval process, and jeopardize our ability to commence product sales and generate revenue from our hormone therapy drug candidates.

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

Even if we obtain regulatory approval for one or more of our hormone therapy drug candidates in the United States, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our hormone therapy drug candidates, if approved, may include restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved REMS programs. If approved, our hormone therapy drug candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our hormone therapy drug candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMPs regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS program. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws. We would also be required under the Sunshine provision of the Affordable Care Act to report annually to the Centers for Medicare and Medicaid Services on payments that we make to physicians and teaching hospitals and ownerships interests in the company held by physicians. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Healthcare Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration and to low income patients of certain hospitals, additional laws and requirements apply. Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

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

We do not currently have nor do we plan to build the infrastructure or capability internally to manufacture our existing women’s health care products. For example, we depend on Lang, a full-service, private label and corporate brand manufacturer, to supply approximately 99% of our vitaMedMD and BocaGreen products. In certain circumstances, including our failure to satisfy our production forecasts to Lang, we may be obligated to reimburse Lang for the costs of excess raw materials purchased by Lang that it cannot use in another product category that it then sells. We also rely on third-party contract manufacturing organizations, or CMOs to supply our hormone therapy drug candidates for use in the conduct of our clinical trials. We rely on these third parties to manufacture these products in accordance with our specifications and in compliance with applicable regulatory requirements. We do not have long-term contracts for the commercial supply of our products or our hormone therapy drug candidates. We intend to pursue long-term manufacturing agreements, but we may not be able to negotiate such agreements on acceptable terms, if at all.

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

Development and awareness of our brand will depend largely upon our success in increasing our customer base. The dietary supplement and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our products, including any hormone therapy drug candidates that are approved, face intense competition, including from major multinational pharmaceutical and dietary supplement companies, established biotechnology companies, specialty pharmaceutical, and generic drug companies. A new non-hormonal product, Brisdelle, produced by Noven Pharmaceuticals, was approved by the FDA for treatment of vasomotor symptoms in June 2013. Many of these companies have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly and may be more effective in selling and marketing their products. They also may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we sell or develop obsolete. As a result, our competitors may succeed in commercializing products before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. If we are unable to economically promote or maintain our brand, our business, results of operations and financial condition could be severely harmed. In addition, our efforts to provide an alternative to the non-FDA-approved compound bioidentical market for estradiol and progesterone products sold by compounding pharmacies may not be successful.

Coverage and reimbursement may not be available for our products, which could make it difficult for us to sell our products profitably, or if available, government mandated rebates may be too high and may adversely affect our profitability.

Market acceptance and sales of our products, including any hormone therapy drug candidates, will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels. Third-party payors generally do not cover OTC products, and coverage for vitamins and dietary supplements varies. We cannot be sure that coverage and reimbursement will be available for our products, including any hormone therapy drug candidates, if approved, or whether the amount of such coverage and reimbursement, if any, will be sufficient to enable us to successfully compete with other products.

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and certain others by establishing a new Part D to the Medicare program. However, unlike traditional Medicare—which provides coverage for outpatient drugs—coverage under Part D is provided by private insurers operating under contract with CMS. In addition, this legislation provided authority for limiting the number of certain outpatient drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These and future cost-reduction initiatives could decrease the coverage and price that we receive for our products from Medicare, if any, including our hormone therapy drug candidates, if approved, and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under Medicare may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act or ACA, became law in the United States. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. Among other measures, ACA increased rebates on manufacturers for certain covered drug products reimbursed by state Medicaid programs. While we cannot predict the full effect that the Affordable Care Act will have on federal reimbursement policies in general or on our business specifically, the Act may result in downward pressure on drug reimbursement, which could negatively affect market acceptance of our products. In addition, we cannot predict whether new proposals will be made or adopted, when they may be adopted, or what impact they may have on us if they are adopted.

The availability of generic products at lower prices than branded products may also substantially reduce the likelihood of reimbursement for branded products, such as our hormone therapy drug candidates, if approved. We expect to experience pricing pressures in connection with the sale of our products generally due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we could have difficulty achieving market acceptance of our products and our business will be harmed.

Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our product candidates in non- U.S. markets.

We may attempt to market certain of our product candidates in non-U.S. markets. In order to market our product candidates in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by other regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. If we pursue non-U.S. regulatory approvals, we may not obtain them on a timely basis, if at all. If we pursue non-U.S. regulatory approvals, our failure to receive necessary approvals to commercialize our product candidates in a given market could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, if we seek and obtain approval to market our product candidates in one or more non-U.S. markets, we will be subject to rules and regulations in those markets relating to our product. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to generate revenues and achieve or sustain profitability with respect to any given market, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Future legislation or regulations may adversely affect reimbursement from government programs

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. More recently, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reductions, triggering the legislation’s automatic reduction of several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act of 2015, signed into law on November 2, 2015, increased the rebates that generic drug manufacturers are obligated to pay under the Medicaid program by applying an inflation-based rebate formula to generic drugs that previously only applied to brand name drugs. If we ever obtain regulatory approval and commercialization of any of our drug candidates, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates may be.

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

If we use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological, and radioactive materials. In addition, our operations produce hazardous waste products. Federal, state, and local laws and regulations in the United States govern the use, manufacture, storage, handling, and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing, and disposing of these materials (all of which only occur at third-party sites operated by our contractors) comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. We also cannot predict the impact on our business of new or amended environmental laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources, and we do not carry liability insurance covering the use of hazardous materials. If we fail to comply with applicable requirements, we could incur substantial costs, including civil or criminal fines and penalties, clean-up costs, or capital expenditures for control equipment or operational changes necessary to achieve or maintain compliance. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, and adversely affect our business, financial condition, results of operations, and prospects.

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

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling products. Our failure to comply with these regulations could result in, by way of example, significant fines, criminal and civil liability, product seizures, recalls, withdrawals, withdrawals of approvals, and exclusion and debarment from government programs. Any of these actions, including the inability of our hormone therapy drug candidates to obtain and maintain regulatory approval, could have a materially adverse effect on our business, financial condition, results of operations, and prospects.

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

Further, the recently enacted ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity can now be found guilty of fraud or false claims under ACA without actual knowledge of the statute or specific intent to violate it. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations, and financial condition.

ACA also imposes new reporting requirements on device and pharmaceutical manufacturers to make annual public disclosures of payments to certain health care providers and physician ownership of their stock by health care providers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value, or ownership or investment interests that are not reported. Manufacturers were required to begin data collection on August 1, 2013 and were required to report such data to CMS by March 31, 2014.

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

Other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and longer histories than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we offer. If we are unable to continue to attract and retain high-quality personnel, our ability to commercialize drug candidates may be limited.

Our success is tied to our distribution channels.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the year ended December 31, 2015, two customers each generated more than 10% of our total revenues; revenue generated from these two customers combined accounted for approximately 67% of our total revenue during the year ended December 31, 2015. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

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

As of December 31, 2015, we had net operating loss carryforwards, or NOLs, of approximately $192.6 million available to offset future taxable income through 2035. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of our common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

As of December 31, 2015, we had 122 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, and other resources and, depending on our commercialization strategy, we may further expand our employee base for sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our hormone therapy drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

While we apply for patents covering our technologies and products, as we deem appropriate, many third parties may already have filed patent applications or have received patents in our areas of product development. These entities’ applications, patents, and other intellectual property rights may conflict with patent applications to which we have rights and could prevent us from obtaining patents or could call into question the validity of any of our patents, if issued, or could otherwise adversely affect our ability to develop, manufacture, or commercialize our hormone therapy drug candidates. In addition, if third parties file patent applications in the technologies that also claim technology to which we have rights, we may have to participate in interference, derivation, or other proceedings with the USPTO or foreign patent regulatory authorities to determine our rights in the technologies, which may be time-consuming and expensive. Moreover, issued patents may be challenged in the courts or in post-grant proceedings at the USPTO, or in similar proceedings in foreign countries. These proceedings may result in loss of patent claims or adverse changes to the scope of the claims.

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

If we cannot certify that all of the patents listed in the Orange Book for the approved products referenced in the NDAs for each of our hormone therapy drug candidates have expired, we will be compelled to include a Paragraph IV certification in the NDA for such drug candidate. Our inability to certify that all of the patents listed in the FDA’s Orange Book for approved products referenced in the NDAs for each of our hormone therapy drug candidates could have a serious and significant adverse effect on the timing for obtaining approval of our hormone therapy drug candidates. For example, at least one approved product that may be referenced in our 505(b)(2) application as a reference product for our applicator-free vaginal estradiol softgel product currently lists unexpired patents in the Orange Book.

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

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers or of other third parties with whom we have obligations of confidentiality.

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

At December 31, 2015, our executive officers, directors, holders of 5% or more of our stock, and their affiliates beneficially owned approximately 65% of our common stock on an as converted basis. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our corporate headquarters is located in Boca Raton, Florida, where we lease 21,219 square feet of office space pursuant to a 63 month non-cancelable operating lease that commenced on July 1, 2013, was amended on February 18, 2015, and expires on September 30, 2018. The primary functions performed at this location are executive, administrative, accounting, treasury, marketing, and human resources. We believe that our current facility is in good working order and is capable of supporting our operations for the foreseeable future.

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

Market Information on Common Stock

Since April 23, 2013, our common stock has been listed on the NYSE MKT under the symbol “TXMD.” Prior to that time, our common stock was quoted on the OTCQB. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the NYSE MKT.

	High	Low
2015
Fourth Quarter	$11.26	$5.18
Third Quarter	$8.83	$5.29
Second Quarter	$8.60	$5.63
First Quarter	$6.75	$4.00

2014
Fourth Quarter	$4.95	$3.44
Third Quarter	$6.29	$3.88
Second Quarter	$6.35	$3.42
First quarter	$9.01	$4.86

On February 17, 2016, there were approximately 249 record holders and approximately 10,436 beneficial owners of our common stock.

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

Performance Graph

The following line graph compares cumulative total shareholder return for the five years ended December 31, 2015 for (i) our common stock; (ii) NASDAQ Pharmaceutical Index; and (iii) NASDAQ Stock Market. The graph assumes $100 invested on December 31, 2010 and includes reinvestment of dividends. Measurement points are at the last trading day of the fiscal years ended December 31, 2010, 2011, 2012, 2013, 2014 and 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following line graph compares cumulative total shareholder return for the period beginning when our common stock became listed on the NYSE MKT exchange (April 23, 2013) and ended December 31, 2015 for (i) our common stock; (ii) NASDAQ Pharmaceutical Index; and (iii) NASDAQ Stock Market. The graph assumes $100 invested on April 23, 2013 and includes reinvestment of dividends. Measurement points are April 23, 2013 and the last trading day of the fiscal years ended December 31, 2015, 2014 and 2013 and each of the following quarters ended therein beginning with the quarter ended June 30, 2013. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graphs will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, and the consolidated balance sheet data as of December 31, 2015, and 2014 are derived from our audited consolidated financial statements included in this Annual Report. The consolidated statements of operations for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011, are derived from our audited consolidated financial statements not included in this Annual Report.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011

Consolidated Statements of Operations Data:
Revenue, net	$20,143	$15,026	$8,776	$3,818	$2,088
Cost of goods sold	4,506	3,672	1,960	1,348	947
Gross profit	15,637	11,354	6,816	2,470	1,141
Operating expenses:
Sales, general, and administration	28,721	22,124	19,015	14,070	6,406
Research and development	72,043	43,219	13,551	4,492	107
Depreciation and amortization	63	52	58	56	55
Total operating expense	100,827	65,395	32,624	18,618	6,568
Operating loss	(85,190)	(54,041)	(25,808)	(16,148)	(5,427)
Other income (expense), net	113	(176)	(2,611)	(18,972)	(7,486)
Net loss	$(85,077)	$(54,217)	$(28,419)	$(35,120)	$(12,913)
Net loss per share, basic and diluted	$(0.49)	$(0.36)	$(0.22)	$(0.38)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	173,174	149,727	127,570	91,630	62,516

Consolidated Balance Sheet Data (at end of period)
Total assets	$73,729	$59,079	$62,016	$5,926	$1,439
Total liabilities	$10,666	$10,690	$7,318	$7,359	$3,151
Total stockholders’ equity (deficit)	$63,063	$48,389	$54,698	$(1,433)	$(1,712)
Other Data:
Capital expenditures (for the period)	$584	$617	$480	$273	$38
Working capital (deficit)(at the end of period)	$60,014	$45,545	$52,085	$1,015	$(1,914)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Consolidated Financial and Other Data” and our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under “Risk Factors” elsewhere in this Annual Report.

Company Overview

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials necessary for regulatory approval and commercialization of advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are created using our SYMBODATM hormone technology, which enables the administration of hormones with high bioavailability alone or in combination. In addition, we manufacture and distribute branded and authorized generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins. We recently completed a Phase 3 clinical trial of TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia, a symptom of vuvlar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen.

Research and Development – Overview

We have obtained U.S. Food and Drug Administration, or FDA, acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for four of our hormone therapy drug candidates. In December 2015, we completed a Phase 3 clinical trial of TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen, and we are currently conducting a Phase 3 clinical trial for TX-001HR, our oral combination of progesterone and estradiol. In July 2014, we temporarily suspended enrollment in the Phase 3 clinical trial for TX-002HR, our oral progesterone alone, and, in October 2014, we temporarily stopped the trial in order to update the Phase 3 protocol based on discussions with the FDA. We have no current plans to conduct clinical trials for TX-003HR, our oral estradiol alone.

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal discomfort for post-menopausal women with an intact uterus. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

On September 5, 2013, we began enrollment in the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, Phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. The trial is designed to enroll approximately 1,750 patients at approximately 100 sites. We completed enrollment in the REPLENISH Trial in October 2015 and we currently anticipate that results of the trial will be reported late in the fourth quarter of 2016. Based on such timeline and assuming a successful trial, we would anticipate filing a New Drug Application, or NDA, for TX-001HR as soon as the first half of 2017 and assuming an FDA review period of ten months from the receipt date to the Prescription Drug User Fee Act, or PDUFA, date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the fourth quarter of 2017 or the first quarter of 2018.  As of February 23, 2016, approximately 1,400 patients have exited the REPLENISH Trial and the incidence of endometrial hyperplasia for these patients is less than 1%.

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we temporarily suspended enrollment and in October 2014 we temporarily stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it.

TX-004HR is a vaginal estradiol softgel drug candidate for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. TX-004HR features our SYMBODATM technology, which enables partial and complete solubilization of estradiol into medium-chain fatty acid oils often derived from coconut oil. This allows for the production of cohesive, stable formulations and provides content uniformity and accuracy of dosing strengths for TX-004HR. We initiated the REJOICE Trial, a randomized, multicenter, double-blind, placebo-controlled Phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of three doses — 25 mcg, 10 mcg and 4 mcg (compared to placebo) — of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause.

On December 7, 2015, we announced positive top-line results from the REJOICE Trial. The pre-specified four co-primary efficacy endpoints were the changes from baseline to week 12 versus placebo in the percentage of vaginal superficial cells, percentage of vaginal parabasal cells, vaginal pH and severity of participants’ self-reported moderate to severe dyspareunia as the most bothersome symptom of VVA. The trial enrolled 764 postmenopausal women (40 to 75 years old) experiencing moderate to severe dyspareunia at approximately 89 sites across the United States and Canada. Trial participants were randomized to receive either TX-004HR at 25 mcg (n=190), 10 mcg (n=191), or 4 mcg (n=191) doses or placebo (n=192) for a total of 12 weeks, all administered once daily for two weeks and then twice weekly (approximately three to four days apart) for ten weeks.  We recently received conditional approval for the brad name Yuvvexy related to TX-004HR.

The following table sets forth the statistical significance of the REJOICE Trial results for the four pre-specified co-primary efficacy endpoints, based on mean changes from baseline to week 12 compared to placebo.  Based on our ongoing analyses of the REJOICE Trial data, statistical significance of the results for the co-primary endpoint of severity of participants' self-reported moderate to severe dyspareunia as the most bothersome symptom of VVA has improved for all three doses from the results originally reported.

	25 mcg	10 mcg	4 mcg
Superficial Cells	P < 0.0001	P < 0.0001	P < 0.0001
Parabasal Cells	P < 0.0001	P < 0.0001	P < 0.0001
Vaginal pH	P < 0.0001	P < 0.0001	P < 0.0001
Severity of Dyspareunia	P < 0.0001	P < 0.0001	P = 0.0149

The 25 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary endpoints. The 10 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary endpoints. The 4 mcg dose of TX-004HR also demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoints of vaginal superficial cells, vaginal parabasal cells, and vaginal pH; the change from baseline compared to placebo in the severity of dyspareunia was statistically significant at the p = 0.0149 level. The FDA has previously indicated to us that in order to approve the drug based on a single trial, the trial would need to show statistical significance at the 0.01 level or lower for each endpoint, and that a trial that is merely statistically significant at a higher level may not provide sufficient evidence to support an NDA filing or approval of a drug candidate where the NDA relies on a single clinical trial.

Statistical improvement over placebo was also observed for all three doses at the first assessment at week two and sustained through week 12 (see table below).

	25 mcg	10 mcg	4 mcg
Week 2	P = 0.0105	P = 0.0019	P = 0.026
Week 6	P < 0.0001	P = 0.0009	P = 0.0069
Week 8	P < 0.0001	P < 0.0001	P = 0.0003
Week 12	P < 0.0001	P < 0.0001	P = 0.0149

Vaginal dryness was a prespecified key secondary endpoint. The 25 mcg and 10 mcg doses of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoint of vaginal dryness. The 4 mcg dose of TX-004HR demonstrated statistically significant results at the p = 0.0014 level compared to placebo (see table below).

	25 mcg	10 mcg	4 mcg
Severity of Vaginal Dryness	P < 0.0001	P < 0.0001	P = 0.0014

The pharmacokinetic data for all three doses demonstrated negligible to very low systemic absorption of 17 beta estradiol, estrone and estrone conjugated, supporting the previous Phase 1 trial data. TX-004HR was well tolerated, and there were no clinically significant differences compared to placebo-treated participants with respect to adverse events. There were no drug-related serious adverse events reported.

We currently intend to submit an NDA for the 25 mcg, 10 mcg and 4 mcg doses of TX-004HR to the FDA as early as the first half of 2016 and that such NDA could be approved by the FDA as soon as the first quarter of 2017, assuming an FDA review period of ten months from the receipt date to the PDUFA date for a new non-molecular entity. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA.

As of December 31, 2015, we had 14 issued patents, which included 12 utility patents that relate to our combination progesterone and estradiol formulations, one utility patent that relates to TX-004HR, which establishes an important intellectual property foundation for TX-004HR, and one utility patent that relates to our OPERA® information technology platform.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug products. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Until one of our drug products receives IND approval from the FDA, products costs are listed as “Other research and development” costs in the accompanying consolidated financial statements. Our research and development expenses consist primarily of expenses incurred under agreements with CROs, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and acquiring clinical trial materials; and costs associated with other research activities and regulatory approvals.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $1,138,073 and $1,175,082, at December 31, 2015 and December 31, 2014, respectively.

The following table indicates our research and development expense by project for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(000s)
TX-001HR	$33,227	$26,123	$4,809
TX-002HR	23	1,443	1,059
TX-004HR	19,574	3,984	—
Other research and development	19,219	11,669	7,683
Total research and development	$72,043	$43,219	$13,551

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

During the year ended December 31, 2015 and since the project’s inception in February 2013, we have incurred approximately $33,227,000 and $64,159,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the year ended December 31, 2015 and since the project’s inception in April 2013, we have incurred approximately $23,000 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2015 and since the project’s inception in August 2014, we have incurred approximately $19,574,000 and $23,558,000, respectively, in research and development costs with respect to TX-004HR, our vaginal estradiol softgel drug candidate.

The costs of clinical trials may vary significantly over the life of a project owing to factors that include, but are not limited to, the following: per patient trial costs; the number of patients that participate in the trials; the number of sites included in the trials; the length of time each patient is enrolled in the trial; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the amount of time required to recruit patients for the trial; the duration of patient follow-up; and the efficacy and safety profile of the drug candidate. We base our expenses related to clinical trials on estimates that are based on our experience and estimates from CROs and other third parties.

Results of Operations

Comparison of Years Ended December 31, 2015, 2014, and 2013:

Year ended December 31, 2015 compared with year ended December 31, 2014

	Year Ended December 31,
	2015	2014	Change
	(000s)
Revenue	$20,143	$15,026	$5,117
Cost of goods sold	4,506	3,672	834
Operating expenses	100,827	65,395	35,432
Operating loss	(85,190)	(54,041)	(31,149)
Financing Costs	—	(260)	260
Other income, net	113	84	29
Net loss	$(85,077)	$(54,217)	$(30,860)

Revenue

Revenue for year ended December 31, 2015 increased by approximately $5,117,000, or 34%, to approximately $20,143,000, compared with approximately $15,026,000 for the year ended December 31, 2014. Of this $5,117,000 increase, approximately $2,437,000, or 48%, was attributable to an increase in the average sales price of our existing products, and approximately $2,680,000, or 52%, was attributable to the number of units sold during the year ended December 31, 2015.

Cost of Goods Sold

Cost of goods sold increased by approximately $834,000, or 23%, to approximately $4,506,000 for the year ended December 31, 2015, compared with approximately $3,672,000 for the year ended December 31, 2014. Our gross margins increased to approximately 78% for the year ended December 31, 2015, compared to approximately 76% for the year ended December 31, 2014. The gross margin change was primarily attributable to favorable change in product mix partially offset by increased distribution costs.

Operating Expenses

Our principal operating costs included the following items as a percentage of total operating expenses.

	Year Ended December 31,
	2015	2014
Human resource related costs	15%	16%
Sales and marketing costs, excluding human resource costs	6%	9%
Product research and development costs	71%	66%
Professional fees and consulting costs	4%	4%
Other operating expenses	4%	5%

Operating expenses increased by approximately $35,432,000, or 54%, to approximately $100,827,000 for the year ended December 31, 2015, compared with approximately $65,395,000 for year ended December 31, 2014, as a result of the following items:

(000s)
Increase in product research and development costs	$28,824
Increase in human resource related costs	4,096
Increase in sales and marketing, excluding human resource costs	203
Increase in professional and consulting costs	1,281
Increase in all other operating expenses	1,028
$35,432

Research and development costs for the year ended December 31, 2015 increased by approximately $28,824,000, or 67%, to approximately $72,043,000, primarily as a result of an increase in scale-up and manufacturing activities for our Phase 3 clinical trials of TX-001HR and TX-004HR. Research and developments costs during the year ended December 31, 2015 included the following research and development projects:

During the year ended December 31, 2015 and since the project’s inception in February 2013, we have incurred approximately $33,227,000 and $64,159,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the year ended December 31, 2015 and since the project’s inception in April 2013, we have incurred approximately $23,000 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2015 and since the project’s inception in August 2014, we have incurred approximately $19,574,000 and $23,558,000, respectively, in research and development costs with respect to TX-004HR, our vaginal estradiol softgel drug candidate.

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

Human resource related costs, including salaries and benefits, increased by approximately $4,096,000, or 38%, to approximately $14,966,000, compared with approximately $10,870,000 for the year ended December 31, 2014, primarily as a result of an increase in salary and wages and related cost of $2,617,000 associated with additional employees required for our clinical trials and by an increase in amortization of non-cash compensation totaling approximately $1,479,000 related to employee stock options issued during 2015 as compared to 2014.

Sales and marketing costs increased approximately $203,000, or 4%, to approximately $5,920,000, compared with approximately $5,717,000 for the year ended December 31, 2014, primarily as a result of increased employee incentives partially offset by decreased marketing expenses.

Professional and consulting costs increased approximately $1,281,000, or 54%, to approximately $3,649,000 compared with approximately $2,368,000 for the year December 31, 2014, as a result of additional costs incurred for legal, consulting, accounting and board of director fees.

All other costs increased approximately $1,028,000, or 32%, to approximately $4,249,000, compared with approximately $3,221,000 for the year ended December 31, 2014, primarily as a result of increased insurance, rent and office expenses.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $31,149,000, or 58%, to approximately $85,190,000 for the year ended December 31, 2015, compared with approximately $54,041,000 for the year ended December 31, 2014, primarily as a result of increased research and development costs associated with our continued development of our hormone therapy drug candidates, partially offset by increased revenue from sales of our prenatal vitamin products.

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

Financing Costs

Financing costs decreased approximately $260,000, or 100%, during the year ended December 31, 2015, from approximately $260,000 for the year ended December 31, 2014, primarily as a result of a decrease in amortization costs associated with warrants.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $30,860,000, or 57%, to approximately $85,077,000 for the year ended December 31, 2015, compared with approximately $54,217,000 for the year ended December 31, 2014. Net loss per share of common stock, basic and diluted, was ($0.49) for the year ended December 31, 2015, compared with ($0.36) per share of common stock for the year ended December 31, 2014.

Year ended December 31, 2014 compared with year ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	(000s)
Revenue	$15,026	$8,776	6,250
Cost of goods sold	3,672	1,960	1,712
Operating expenses	65,395	32,624	32,771
Operating loss	(54,041)	(25,808)	(28,233)
Financing Costs	(260)	(1,504)	1,244
Interest expense	—	(1,166)	1,166
Other income, net	84	59	25
Net loss	$(54,217)	$(28,419)	$(25,798)

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

During the year ended December 31, 2014 and since the project’s inception in February 2013, we have incurred approximately $26,123,000 and $30,932,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the year ended December 31, 2014 and since the project’s inception in April 2013, we have incurred approximately $1,443,000 and $2,502,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2014 and since the project’s inception in August 2014 , we have incurred approximately $3,984,000 in research and development costs with respect to TX-004HR, our vaginal estradiol softgel drug candidate.

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

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities. For the three year period ending December 31, 2015, we received approximately $212.8 million in net proceeds from the issuance of shares of our common stock. As of December 31, 2015, we had a cash balance of approximately $64.7 million, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

On January 6, 2016, we entered into an underwriting agreement with Goldman, Sachs & Co. and Cowen and Company, LLC, as the representatives of the several underwriters, or the Underwriters, relating to an underwritten public offering of 15,151,515 shares of our common stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of our common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $134.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on January 12, 2016.

In January 2016, certain individuals exercised stock options to purchase 281,657 shares of our common stock for approximately $758,000 in cash and warrants to purchase 500,000 shares of our common stock were exercised for $1,285,000 in cash.

            We believe that our existing cash will allow us to fund our operating plan through at least the next 12 months. If our available cash is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the clinical development of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2015	2014	2013

Net cash flows used in operating activities	$(79,044,119)	$(45,520,996)	$(20,768,069)
Net cash flows used in investing activities	$(584,361)	$(606,756)	$(583,561)
Net cash flows provided by financing activities	$92,973,228	$43,298,099	$73,989,416

Operating Activities

The use of cash in all periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital.

The increase of approximately $33.5 million in cash used in operating activities for the year ended December 31, 2015 in comparison to the year ended December 31, 2014 was due primarily to research and development, sales, general and administrative costs. These were partially offset by an approximately $5.1 million increase in sales.

The increase of approximately $25 million in cash used in operating activities for the year ended December 31, 2014 in comparison to the year ended December 31, 2013 was due primarily to research and development, sales, general and administrative costs. These were partially offset by an approximately $6 million increase in sales.

Investing Activities

The decrease of approximately $22,000 in cash used in investing activities for the year ended December 31, 2015 compared with the prior year was due to a decrease in patent costs partially offset by the increase in costs relating to purchase of fixed assets.

The increase of approximately $23,000 in cash used in investing activities for the year ended December 31, 2014 compared with the prior year was due to patent development costs and purchase of property and equipment.

Financing Activities

Financing activities represent the principal source of our cash flow.

Our financing activities for the year ended December 31, 2015 provided net cash of approximately $92,973,000. The cash provided by financing activities included approximately $91,375,000 proceeds from sale of our common stock and approximately $1,598,000 proceeds from the exercise of options and warrants.

On July 9, 2015, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC, as the representatives of the several underwriters, or the Stifel Underwriters, relating to an underwritten public offering of 3,846,154 shares of our common stock at a public offering price of $7.80 per share. Under the terms of the underwriting agreement, we granted the Stifel Underwriters a 30-day option to purchase up to an aggregate of 576,923 additional shares of our common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $32.2 million, after deducting underwriting discounts and commissions and other estimated offering expense payable by us. The offering closed on July 15, 2015 and we issued 4,423,077 shares of our common stock.

On February 10, 2015, we entered into an underwriting agreement, or the Cowen Agreement, with Cowen and Company, LLC, as the representative of the several underwriters, or the Cowen Underwriters, relating to an underwritten public offering of 13,580,246 shares of our common stock, at a public offering price of $4.05 per share. Under the terms of the Cowen Agreement, we granted the Cowen Underwriters a 30-day option to purchase up to an aggregate of 2,037,036 additional shares of our common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $59.1 million, after deducting underwriting discounts and commissions and other estimated offering expense payable by us. The offering closed February 17, 2015 and we issued 15,617,282 shares of our common stock.

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

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

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

OTC Products

We generate OTC revenue from product sales primarily to retail consumers. We recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. We include outbound shipping and handling fees in revenues, net, and bill them upon shipment. We include shipping expenses in cost of goods sold. A majority of our OTC customers pay for our products with credit cards, and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to OTC sales. We provide an unconditional 30-day money-back return policy under which we accept product returns from our retail and eCommerce OTC customers. We recognize revenue from OTC sales, net of estimated returns, sales discounts, and eCommerce fees

Prescription Products

We sell our name brand and generic prescription products primarily through drug wholesalers and retail pharmacies. We recognize revenue from prescription product sales, net of estimated returns, sales discounts, chargebacks, and customer rebates.

We accept returns of unsalable product from prescription products customers within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. As of January 1, 2015, we started estimating returns based on historical return rates and recorded actual product returns against this reserve as received. Prior to January 1, 2015, we deferred the recognition of revenue on certain arrangements until the right of return no longer existed as prior to that date, we could not reasonably estimate the amount of future returns.

We offer various rebate programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The consumer rebate program is designed to enable the end user to submit a coupon to us. If the coupon qualifies, we send a rebate check to the end user. We estimate the allowance for consumer rebates that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis.

Research and Development Expense. Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

Share-Based Compensation. We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. As such, compensation cost is measured on the date of grant at fair value. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718 to value options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including forfeiture rates, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

              Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 505, Equity - Based Payments to Non-Employees, or ASC 505. ASC 505 defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The estimated expense is recognized each period based on the current fair value of the award. As a result, the amount of expense related to awards to non-employees can fluctuate significantly during the period from the date of the grant through the final measurement date. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

We recognize the compensation expense for all share-based compensation granted, net of estimated forfeitures, based on the grant date fair value estimated in accordance with ASC 718. We generally recognize the compensation expense on a straight-line basis over the employee’s requisite service period. We estimate the forfeiture rate based on our historical experience of forfeitures. If our actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what we have recorded in the current period.

We believe that these assumptions are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates materially affect key financial measures including net income/(loss).

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. We determine provision for income taxes using the asset and liability approach to account for income taxes. We record current liability for the estimated taxes payable for the current year. We record deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the years in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws is recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted.

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. For public business entities, the guidance is effective for financial statements issued for annual periods beginning December 15, 2016, and interim periods within those annual periods. Companies can adopt the guidance either prospectively or retrospectively. We adopted this guidance in the fourth quarter of 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), simplifying the Measurement of Inventory. This guidance requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market (LOCOM). The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) or the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models. The new guidance does not change the calculation of net realizable value that entities are required to calculate when applying existing LOCOM guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under the new guidance, however, entities will no longer need to calculate other measures of “market.” The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements and disclosures.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Accounting Standards Codification, or ASC, clarify the guidance, correct references and make minor improvements affecting a variety of topics. Amendments that the FASB deemed more substantive are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-10 did not have a material effect on our consolidated financial statements and disclosures.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and disclosures.

We do not believe there would have been a material effect on the accompanying consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Off-Balance Sheet Arrangements

As of December 31, 2015, 2014, and 2013, we had no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our drug candidates, use of such drug candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2015, 2014, or 2013.

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

Effects of Inflation

For each of the fiscal years ended December 31, 2015, 2014, and 2013, our business and operations have not been materially affected by inflation.

Contractual Obligations

A summary of contractual obligations as of December 31, 2015 is as follows:

		Payments Due By Period

	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating Lease Obligations	$1,389,853	$493,790	$896,063	$—

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Employment Agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

Seasonality

The specialty pharmaceutical industry component of women’s health is not subject to seasonal sales fluctuation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We had a cash balance of $64.7 million as of December 31, 2015. We hold certain portions of our cash balances in overnight money market placements all of which are fully availale to us to support our cash flow requirements. The primary objective of our investment policy is to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this Annual Report, which financial statements, notes, and reports are incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) or 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

67

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2015, which appears below.

68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TherapeuticsMD, Inc.

We have audited the internal control over financial reporting of TherapeuticsMD, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Ft. Lauderdale, Florida

February 26, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulations 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statements to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regular 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statements Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit	Date	Description

2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(5)
3.2	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(5)
3.3	n/a	Composite Amended and Restated Articles of Incorporation of the Company, as amended(6)
3.4	n/a	Bylaws of AMHN, Inc.(7)
3.5	December 17, 2015	First Amendment to Bylaws of the Company(8)
4.1	n/a	Form of Certificate of Common Stock(9)
10.1	n/a	Form of Common Stock Purchase Warrant (10)
10.2*	n/a	Form of Non-Qualified Stock Option Agreement (10)
10.3*	n/a	Amended and Restated 2012 Stock Incentive Plan(11)
10.4*	n/a	2009 Long Term Incentive Compensation Plan, as amended(12)
10.5	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc.(13)
10.6	November 3, 2011	Software License Agreement between vitaMedMD, LLC and Pernix Therapeutics, LLC(14)
10.7	February 24, 2012	Form of Common Stock Purchase Warrant(15)
10.8	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc.(16)
10.9†	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc.
10.10	September 26, 2012	Form of Securities Purchase Agreement (17)
10.11*	November 8, 2012	Form of Employment Agreement(18)
10.12	January 31, 2013	Multiple Advance Revolving Credit Note, issued to Plato & Associates, LLC(19)
10.13	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC(19)
10.14	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc. (20)
10.15*	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio(20)
10.16	May 16, 2013	Lease between the Company and 6800 Broken Sound LLC(21)

71

Exhibit	Date	Description
10.17	February 18, 2015	First Amendment to Lease between the Company and 6800 Broken Sound, LLC(22)
10.18*	December 17, 2015	Employment Agreement between the Company and Brian Bernick(8)
10.19*	December 17, 2015	Employment Agreement between the Company and Michael Donegan(8)
10.20*	December 17, 2015	Employment Agreement between the Company and Mitchel Krassan(8)
21.1†	December 31, 2012	Subsidiaries of the Company
23.1†	February 26, 2016	Consent of Grant Thornton, LLP
23.2†	February 26, 2016	Consent of Rosenberg Rich Baker Berman & Company
31.1†	February 26, 2016	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2†	February 26, 2016	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1†	February 26, 2016	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	February 26, 2016	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	n/a	XBRL Instance Document
101.SCH†	n/a	XBRL Taxonomy Extension Schema Document
101.CAL†	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB†	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE†	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

*	Indicates a contract with management or compensatory plan or arrangement.
†	Filed herewith.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(5)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(6)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2015 filed with the Commission on August 7, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(9)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(11)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(12)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).
(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(14)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(15)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(16)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(17)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(18)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(19)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).
(20)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(21)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2013 filed with the Commission on August 7, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(22)	Filed as an exhibit to Form 10-K for the year ended December 31, 2014 filed with the Commission on March 12, 2015 and incorporated herein by reference (SEC File No. 001-00100).

72

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2016	THERAPEUTICSMD, INC.

/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Robert G. Finizio	Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2016
Robert G. Finizio

/s/ John C.K. Milligan, IV	President, Secretary, Director	February 26, 2016
John C.K. Milligan, IV

/s/ Daniel A. Cartwright	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	February 26, 2016
Daniel A. Cartwright

/s/ Tommy G. Thompson	Chairman	February 26, 2016
Tommy G. Thompson

/s/ Brian Bernick	Director	February 26, 2016
Brian Bernick

/s/ J. Martin Carroll	Director	February 26, 2016
J. Martin Carroll

/s/ Cooper C. Collins	Director	February 26, 2016
Cooper C. Collins

/s/ Robert V. LaPenta, Jr.	Director	February 26, 2016
Robert V. LaPenta, Jr

/s/ Jules Musing	Director	February 26, 2016
Jules Musing

/s/ Angus C. Russell	Director	February 26, 2016
Angus C. Russell

/s/ Nicholas Segal	Director	February 26, 2016
Nicholas Segal

73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TherapeuticsMD, Inc.

We have audited the accompanying consolidated balance sheet of TherapeuticsMD, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TherapeuticsMD, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TherapeuticsMD, Inc.

We have audited the accompanying consolidated balance sheets of TherapeuticsMD, Inc. as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TherapeuticsMD, Inc. as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 12, 2015

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash	$64,706,355	$51,361,607
Accounts receivable, net of allowance for doubtful accounts of $81,910 and $59,753, respectively	3,049,715	2,154,217
Inventory	690,153	1,182,113
Other current assets	2,233,897	1,537,407
Total current assets	70,680,120	56,235,344

Fixed assets, net	198,592	63,293

Other Assets:
Intangible assets, net	1,615,251	1,228,588
Prepaid expense	1,109,883	1,427,263
Security deposit	125,000	125,000
Total other assets	2,850,134	2,780,851
Total assets	$73,728,846	$59,079,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,126,174	$6,327,129
Other current liabilities	7,539,526	3,840,639
Deferred revenue	—	522,613
Total current liabilities	10,665,700	10,690,381

Commitments and Contingencies - See Note 14

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 and 250,000,000 shares authorized; 177,928,041 and 156,097,019 issued and outstanding, respectively	177,928	156,097
Additional paid-in capital	282,712,078	182,982,846
Accumulated deficit	(219,826,860)	(134,749,836)
Total stockholders’ equity	63,063,146	48,389,107
Total liabilities and stockholders’ equity	$73,728,846	$59,079,488

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013

Revenues, net	$20,142,898	$15,026,219	$8,775,598

Cost of goods sold	4,506,673	3,671,803	1,959,597

Gross profit	15,636,225	11,354,416	6,816,001

Operating expenses:
Sales, general, and administrative	28,721,236	22,124,072	19,014,837
Research and development	72,042,774	43,218,938	13,551,263
Depreciation and amortization	62,400	52,467	58,145
Total operating expenses	100,826,410	65,395,477	32,624,245

Operating loss	(85,190,185)	(54,041,061)	(25,808,244)

Other income and (expenses)
Miscellaneous income, net	95,719	46,569	34,544
Interest income	17,442	37,309	27,234
Financing costs	—	(260,027)	(1,503,922)
Interest expense	—	—	(1,165,981)
Loan guaranty costs	—	—	(2,944)
Total other income (expense)	113,161	(176,149)	(2,611,069)

Loss before income taxes	(85,077,024)	(54,217,210)	(28,419,313)

Provision for income taxes	—	—	—

Net loss	$(85,077,024)	$(54,217,210)	$(28,419,313)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.49)	$(0.36)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	173,174,229	149,727,228	127,569,731

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2013	99,784,982	99,785	50,580,400	(52,113,313)	(1,433,128)

Shares issued in offerings, net of cost	45,116,352	45,117	78,605,236	—	78,650,353
Shares issued for exercise of options, net	75,423	75	30,835	—	30,910
Share-based compensation	—	—	3,254,083	—	3,254,083
Warrants issued for financing costs	—	—	1,711,956	—	1,711,956
Warrants issued for services	—	—	867,262	—	867,262
Warrants issued as compensation-related party	—	—	36,284	—	36,284
Net loss	—	—	—	(28,419,313)	(28,419,313)

Balance, December 31, 2013	144,976,757	144,977	135,086,056	(80,532,626)	54,698,407

Shares issued in offerings, net of cost	9,850,106	9,850	42,761,503	—	42,771,353
Shares issued for exercise of options, net	854,573	855	344,891	—	345,746
Shares issued for exercise of warrants, net	365,583	365	180,635	—	181,000
Shares issued for exercise of restricted stock units	50,000	50	(50)	—	—
Share-based compensation	—	—	4,609,811	—	4,609,811
Net loss	—	—	—	(54,217,210)	(54,217,210)

Balance, December 31, 2014	156,097,019	156,097	182,982,846	(134,749,836)	48,389,107

Shares issued in offerings, net of cost	20,040,359	20,040	91,354,609	—	91,374,649
Shares issued for exercise of options, net	612,981	613	1,231,966	—	1,232,579
Shares issued for exercise of warrants, net	1,177,682	1,178	364,822	—	366,000
Share-based compensation	—	—	6,777,835	—	6,777,835
Net loss	—	—	—	(85,077,024)	(85,077,024)

Balance, December 31, 2015	177,928,041	$177,928	$282,712,078	$(219,826,860)	$63,063,146

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,077,024)	$(54,217,210)	$(28,419,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,959	28,987	47,883
Amortization of intangible assets	32,441	23,480	10,262
Provision for (recovery of) doubtful accounts	22,157	(5,436)	(15,493)
Amortization of debt discount	—	—	1,102,680
Share-based compensation	7,189,699	4,970,312	3,844,155
Amortization of deferred financing costs	—	260,027	1,451,934
Loan guaranty costs	—	—	2,944
Changes in operating assets and liabilities:
Accounts receivable	(917,656)	(458,028)	(1,068,619)
Inventory	491,960	(138,495)	571,592
Other current assets	(773,532)	680,281	(1,386,319)
Other assets	(17,442)	(37,309)	(565,706)
Accounts payable	(3,200,955)	4,212,912	472,851
Deferred revenue	(522,613)	(1,079,967)	457,828
Other current liabilities	3,698,887	239,450	2,875,320
Other liabilities	—	—	(150,068)

Net cash used in operating activities	(79,044,119)	(45,520,996)	(20,768,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(419,104)	(586,480)	(439,034)
Purchase of fixed assets	(165,257)	(30,962)	(40,790)
Refund (payment) of security deposit	—	10,686	(103,737)

Net cash used in investing activities	(584,361)	(606,756)	(583,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	91,374,649	42,771,353	78,650,353
Proceeds from exercise of options	1,232,579	345,746	30,910
Proceeds from exercise of warrants	366,000	181,000	—
Proceeds bank line of credit	—	—	500,000
Repayment of bank line of credit	—	—	(500,000)
Repayment of notes payable	—	—	(4,691,847)

Net cash provided by financing activities	92,973,228	43,298,099	73,989,416

Increase (decrease) in cash	13,344,748	(2,829,653)	52,637,786
Cash, beginning of period	51,361,607	54,191,260	1,553,474
Cash, end of period	$64,706,355	$51,361,607	$54,191,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—	$212,853
Cash paid for income taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Warrants issued for financing	$—	$—	$1,711,956
Warrants issued for services	$—	$—	$462,196

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

TherapeuticsMD, Inc., a Nevada corporation, or TherapeuticsMD or the Company, has three wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed; BocaGreenMD, Inc., a Nevada corporation, or BocaGreen; and VitaCare Prescription Services, Inc., a Florida corporation, or VitaCare. Unless the context otherwise requires, TherapeuticsMD, VitaMed, BocaGreen, and VitaCare collectively are sometimes referred to as “our company,” “we,” “our,” or “us.”

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and our wholly owned subsidiaries, VitaMed, BocaGreen and VitaCare. All intercompany balances and transactions have been eliminated in consolidation.

Cash

We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insured limits of $250,000 per bank. We have never experienced any losses related to these funds.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and credit card charge-backs and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We consider trade accounts receivable past due for more than 90 days to be delinquent. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts; adjustments to these reserves may be required.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories represent packaged vitamins, nutritional products and supplements and raw materials, which are valued at the lower of cost or market using the average-cost method. Any costs of manufacturing the prescription products associated with the deferred revenue (as discussed in Revenue Recognition) prior to January 1 , 2015, were recorded as deferred costs and included in inventory, until such time as the related deferred revenue was recognized. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Obsolescence may occur due to product expiring or product improvements rendering previous versions obsolete.

Pre-Launch Inventory

Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expenses during the period the costs are incurred. We have not capitalized any pre-launch inventory to date.

Fixed Assets

We state fixed assets at cost, net of accumulated depreciation. We charge maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs to operating expenses as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

We capitalize software and software development costs incurred to create and acquire computer software for internal use, principally related to software coding and application development. We begin to capitalize software development costs when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only external direct costs and services utilized in developing or obtaining computer software. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful life, generally five to seven years.

Intangible Assets

Patents and Trademarks

We have adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other, or ASC 350. Capitalized patent costs, net of accumulated amortization, include legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write-off any capitalized patent costs at that time. As of December 31, 2015, we had 14 issued patents (See Note 7). We capitalize external costs, consisting primarily of legal costs, related to securing our trademarks. Trademarks are perpetual and are not amortized. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

We review the carrying values of fixed assets and long-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances may include, among others, the following:

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including, if applicable, the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of long-lived assets to be held and used during the years ended December 31, 2015, 2014 and 2013.

We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value. The impairment test for assets with indefinite lives consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment of indefinite lived intangible assets during the years ended December 31, 2015, 2014 and 2013.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy.

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

At December 31, 2015 and 2014, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with any required impairment test. There was no impairment of intangible assets during the years ended December 31, 2015, 2014 and 2013.

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

We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2015 and 2014, we had no tax positions relating to open tax returns that were considered to be uncertain.

Our tax returns are subject to review by the Internal Revenue Service three years after they are filed. Currently, years filed after 2012 are subject to review.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. As such, compensation cost is measured on the date of grant at fair value. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718 to value options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including forfeiture rates, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 505, Equity - Based Payments to Non-Employees, or ASC 505. ASC 505 defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The estimated expense is recognized each period based on the current fair value of the award. As a result, the amount of expense related to awards to non-employees can fluctuate significantly during the period from the date of the grant through the final measurement date. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

We recognize the compensation expense for all share-based compensation granted, net of estimated forfeitures, based on the grant date fair value estimated in accordance with ASC 718. We generally recognize the compensation expense on a straight-line basis over the employee’s requisite service period. We estimate the forfeiture rate based on our historical experience of forfeitures. If our actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what we have recorded in the current period.

Debt Discounts

Costs incurred from parties that are providing long-term financing, which include warrants issued in connection with the underlying debt, are reflected as a debt discount based on the relative fair value of the debt and warrants to the total proceeds. We amortize discounts over the life of the related debt using the effective interest rate method.

Revenue Recognition

We recognize revenue on arrangements in accordance with ASC 605, Revenue Recognition. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our over-the-counter (OTC) and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. The primary difference between our OTC and prescription prenatal vitamin products is the source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while purchasers of our prescription prenatal vitamin products pay for the product primarily via third-party payers. Both OTC and prescription prenatal vitamin products share the same marketing support team utilizing similar marketing techniques. The revenue that is generated by us from major external customers is all generated from sales of our prescription prenatal vitamin products which is disclosed in Note 13. There are no major external customers for our OTC prenatal vitamin or other products.

OTC Products

We generate OTC revenue from product sales primarily to retail consumers. We recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. We include outbound shipping and handling fees in revenues, net, and bill them upon shipment. We include shipping expenses in cost of goods sold. A majority of our OTC customers pay for our products with credit cards, and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to OTC sales. We provide an unconditional 30-day money-back return policy under which we accept product returns from our retail and eCommerce OTC customers. We recognize revenue from OTC sales, net of estimated returns, sales discounts, and eCommerce fees.

Prescription Products

We sell our name brand and generic prescription products primarily through drug wholesalers and retail pharmacies. We recognize revenue from prescription product sales, net of sales discounts, chargebacks, and customer rebates.

We accept returns of unsalable prescription products from customers within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. As of January 1, 2015, we started estimating returns based on historical return rates and recorded actual product returns against this reserve as received. Prior to January 1, 2015, we deferred the recognition of revenue on prescription products until the right of return no longer existed as prior to that date, we could not reasonably estimate the amount of future returns.

We offer various rebate programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The consumer rebate program is designed to enable the end user to submit a coupon to us. If the coupon qualifies, we send a rebate check to the end user. We estimate the allowance for consumer rebates that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

We expense all shipping and handling costs as incurred. We include these costs in cost of goods sold on the accompanying consolidated financial statements.

Advertising Costs

We expense advertising costs when incurred. Advertising costs were $792,574, $698,871 and $11,739 during the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities are capitalized, and were $1,138,073 at December 31, 2015, of which $1,009,175 was included in other current assets and $128,898 was included in long term prepaid expense on the accompanying consolidated balance sheets. Advance payments to be expensed in future R&D activities were $1,175,082 at December 31, 2014, of which $711,362 was included in other current assets and $463,720 was included in long term prepaid expense on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the potentially dilutive securities that would have been included in our calculation of diluted net loss per share allocable to common stockholders if they were not antidilutive for the periods presented.

	As of December 31,
	2015	2014	2013
Stock options	20,725,325	16,792,443	15,632,742
Warrants	12,722,431	13,927,916	14,293,499
	33,447,756	30,720,359	29,926,241

Subsequent to December 31, 2015, we issued 17,424,242 shares of our Common Stock at a public offering price of $8.25 per share. In January 2016, certain individuals exercised stock options to purchase 281,657 shares of our Common Stock for approximately $758,000 in cash. In addition, warrants to purchase 500,000 shares of our Common Stock were exercised for approximately $1,285,000 in cash. See Note 16 - Subsequent Events for more details.

Concentration of Credit Risk and other Risks and Uncertainties

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash is on deposit with financial institutions in the United States and these deposits generally exceed the amount of insurance provided by the FDIC. The Company has not experienced any historical losses on its deposits of cash.

Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to drug wholesalers and retail pharmacies. Credit is extended to our customers based on an evaluation of a customer’s financial condition, and collateral is not required.

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

Reclassifications

Certain 2014 and 2013 amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This guidance requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. For public business entities, the guidance is effective for financial statements issued for annual periods beginning December 15, 2016, and interim periods within those annual periods. Companies can adopt the guidance either prospectively or retrospectively. We adopted this guidance in the fourth quarter of 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), simplifying the Measurement of Inventory. This guidance requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market (LOCOM). The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) or the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models. The new guidance does not change the calculation of net realizable value that entities are required to calculate when applying existing LOCOM guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under the new guidance, however, entities will no longer need to calculate other measures of “market.” The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements and disclosures.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the ASC clarify the guidance, correct references and make minor improvements affecting a variety of topics. Amendments that the FASB deemed more substantive are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-10 did not have a material effect on our consolidated financial statements and disclosures.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,
	2015	2014
Finished product	$661,167	$874,294
Raw material	28,986	155,341
Deferred costs	—	152,478
TOTAL INVENTORY	$690,153	$1,182,113

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2015	2014
Prepaid insurance	$695,421	$394,878
Prepaid research and development costs	674,353	299,498
Other prepaid costs	369,812	181,186
Prepaid consulting	334,822	411,864
Prepaid vendor deposits	159,489	—
Other receivables-related party (Note 12)	—	249,981
TOTAL OTHER CURRENT ASSETS	$2,233,897	$1,537,407

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,
	2015	2014
Equipment	$132,150	$132,150
Accounting system in process	149,699	—
Furniture and fixtures	69,454	53,895
	351,303	186,045
Accumulated depreciation	(152,711)	(122,752)
TOTAL FIXED ASSETS, NET	$198,592	$63,293

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $29,959, $28,987 and $47,883, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –PREPAID EXPENSE

Prepaid expense (long-term) consists of the following:

	December 31,
	2015	2014
Prepaid manufacturing costs	$980,985	$963,543
Prepaid research and development costs	128,898	463,720
TOTAL PREPAID EXPENSE	$1,109,883	$1,427,263

NOTE 7 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of December 31, 2015 and 2014:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(4,493)	$27,458	13.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	705,752	(49,845)	655,907	17
Hormone therapy drug candidate patents (in process)	774,165	—	774,165	n/a
Non-amortizable intangible assets:
Multiple trademarks for vitamins/supplements	157,721	—	157,721	indefinite
Total	$1,761,332	$(146,081)	$1,615,251

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(2,496)	$29,455	14.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	439,184	(19,401)	419,783	18
Hormone therapy drug candidate patents (in process)	675,982	—	675,982	n/a
Non-amortizable intangible assets:
Multiple trademarks for vitamins/supplements	103,368	—	103,368	indefinite
Total	$1,342,228	$(113,640)	$1,228,588

We amortize the approved hormone therapy drug candidate patents using straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents.. As of December 31, 2015, the remaining life related to OPERA® patent was approximately 14 years and the remaining life related to the approved hormone therapy drug candidate patents was approximately 17 years. During the years ended December 31, 2015 and 2014, there was no impairment recognized related to intangible assets.

In addition to numerous pending patent applications, as of December 31, 2015, we had fourteen issued patents, including:

•         12 utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa and South Korea.

•         one utility patent that relates to TX-004HR, our applicator-free vaginal estradiol softgel product candidate, which establishes an important intellectual property foundation for TX-004HR, is owned by us and is a U.S. jurisdiction patent with an expiration date in 2033. We have pending patent applications with respect to this patent in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea.

•         one utility patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $32,441, $23,480, and $10,262 for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2016	$40,580
2017	$40,580
2018	$40,580
2019	$40,580
2020	$40,580

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2015	2014
Accrued clinical trial costs	$3,725,377	$1,706,542
Accrued payroll, bonuses and commission costs	2,108,143	814,205
Accrued compensated absences	562,096	442,430
Other accrued expenses	546,264	185,965
Allowance for coupons and returns	224,300	90,446
Accrued legal and accounting expense	210,309	276,470
Accrued rent	83,527	91,368
Accrued royalties	46,851	72,710
Allowance for wholesale distributor fees	32,659	160,503
TOTAL OTHER CURRENT LIABILITIES	$7,539,526	$3,840,639

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2015, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At December 31, 2015, we had 350,000,000 shares of Common Stock authorized for issuance, of which 177,928,041 shares of our Common Stock were issued and outstanding. During the year ended December 31, 2015, our stockholders’ approved an amendment to our articles of incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 350,000,000.

Issuances During 2015

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

During the year ended December 31, 2015, certain individuals exercised stock options to purchase 612,867 shares of Common Stock for $1,232,579 in cash. Also during the same period, stock options to purchase 417 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 114 shares of Common Stock were issued.

Subsequent to December 31, 2015, we issued 17,424,242 shares of our Common Stock in an underwritten public offering at a public offering price of $8.25 per share. In January 2016, certain individuals exercised stock options to purchase 281,657 shares of our Common Stock for approximately $758,000 in cash. In addition, warrants to purchase 500,000 shares of our Common Stock were exercised for approximately $1,285,000 in cash. See Note 16 - Subsequent Events for more details.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 25, 2013, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated, as the representative of the underwriters named therein, relating to the issuance and sale of 13,750,000 shares of our Common Stock. The price to the public in the offering was $2.40 per share. The net proceeds to us from this offering were approximately $30.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. The offering closed on September 30, 2013.

During the year ended December 31, 2013, certain individuals exercised options to purchase an aggregate of 75,423 shares of our Common Stock for approximately $31,000.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Purchase Common Stock

As of December 31, 2015, we had warrants outstanding to purchase an aggregate of 12,722,431 shares of our Common Stock with a weighted-average contractual remaining life of 1.7 years, and exercise prices ranging from $0.24 to $6.35 per share, resulting in a weighted average exercise price of $1.93 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant.

During the year ended December 31, 2015, we granted warrants to purchase 50,000 shares of Common Stock to an outside consultant at an exercise price of $6.35, vesting ratably over a 12 month period, with an expiration date of April 6, 2020. The grant date fair value of this warrant was $3.27. During the year ended December 31, 2015, we recorded $139,142 as non-cash compensation in the accompanying consolidated financial statements related to this warrant.

In January 2013, we issued warrants to purchase 1,250,000 shares of our Common Stock in connection with the issuance of the Revolving Credit Note, or the Plato Warrant (see NOTE 9 above for more details). The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant vested on October 31, 2013 and may be exercised prior to its expiration on January 31, 2019. The Plato Warrant, with a fair value of approximately $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%. During the years ended December 31, 2015, 2014 and 2013, $0, $260,027 and $1,451,934, respectively, was recorded as financing costs in connection with the issuance of the Plato Warrant on the accompanying consolidated financial statements.

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

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. During the years ended December 31 2015, 2014 and 2013, we recorded $154,068, $154,068 and $77,034, respectively, as non-cash compensation in the accompanying consolidated financial statements related to this warrant. As of December 31, 2015, there was a remaining balance of $77,026 related to this warrant which was included in other current assets in the accompanying consolidated financial statements; and

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will not occur before December 2016.

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to an unaffiliated entity for services to be rendered over approximately five years beginning in May 2012. Services provided are to include (a) services in support of our drug development efforts, including services in support our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain New Drug Approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. At December 31, 2015, we had $257,796 reported as prepaid expense-short term and $128,898 recorded as prepaid expense-long term associated with these warrants. During the years ended December 31, 2015, 2014 and 2013, we recorded $257,796, $309,165 and $360,528, respectively as non-cash compensation with respect to these warrants in the accompanying consolidated financial statements. The contract will expire upon the commercial manufacture of a drug product. We have determined that the process will take approximately five years.

As of December 31, 2015, unamortized costs associated with the SCI warrants issued in 2013 and 2012 totaled approximately $464,000 and will be recognized over a period of eighteen months.

Warrant exercises

During the year ended December 31, 2015, certain individuals and an entity exercised warrants to purchase 1,255,485 shares of Common Stock as follows: (i) 945,485 shares of Common Stock were issued for $366,000 in cash and (ii) warrants to purchase 310,000 shares of Common Stock were exercised pursuant to the warrants’ cashless exercise provisions, wherein 232,197 shares of Common Stock were issued.

During the year ended December 31, 2014, certain individuals exercised warrants to purchase 365,583 shares of Common Stock for $181,000 in cash.

Summary of our Warrant activity during the year ended December 31, 2015:

	Number of Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	13,927,916	$1.82	3.0	$36,623,875
Granted	50,000	$6.35
Exercised	(1,255,485)	$0.79		$7,282,404
Expired	—
Cancelled/Forfeited	—
Balance at December 31, 2015	12,722,431	$1.93	1.7	$107,344,752
Vested and Exercisable at December 31, 2015	12,422,432	$1.92	1.6	$104,909,091

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value per share of warrants issued and the assumptions used in the Black-Scholes Model during the years ended December 31, 2015, 2014 and 2013 are set forth in the table below.

	2015	2014	2013
Weighted average fair value	$6.35	n/a	$2.83
Risk-free interest rate	1.02%	n/a	0.88-1.12%
Volatility	60.59%	n/a	44.29-45.89%
Term (in years)	5	n/a	5-6
Dividend yield	0.00%	n/a	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Our estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. We have used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2011-2015.

Options to Purchase Common Stock of the Company

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. Prior to the merger with VitaMed, no Awards had been issued under the 2009 Plan. As of December 31, 2015, there were non-qualified stock options to purchase 17,856,851 shares of Common Stock outstanding under the 2009 Plan. As of December 31, 2015, there were 3,607,852 shares available to be issued under 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of December 31, 2015, there were non-qualified stock options to purchase 2,868,474 shares of Common Stock outstanding under the 2012 Plan. As of December 31, 2015, there were 7,050,000 shares available to be issued under 2012 Plan.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The ranges of assumptions used in the Black-Scholes Model during the years ended December 31, 2015, 2014 and 2013 are set forth in the table below.

	2015	2014	2013
Risk-free interest rate	1.47-1.67%	0.07-1.77%	0.65-1.71%
Volatility	58.78-62.94%	68.05-82.29%	33.35-45.76%
Term (in years)	5.27-6.25	5-6.25	5-6.25
Dividend yield	0.00%	0.00%	0.00%

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

A summary of activity under the 2009 and 2012 Plans and related information during the year ended December 31, 2015 is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	16,792,443	$1.88	6.9	$43,996,311
Granted	4,685,000	$8.14
Exercised	(613,284)	$2.01
Expired	(102,500)	$2.68
Cancelled/Forfeited	(36,334)	$4.02
Balance at December 31, 2015	20,725,325	$3.28	6.5	$146,864,184
Vested and Exercisable at December 31, 2015	15,461,986	$1.86	5.5	$131,523,505
Unvested at December 31, 2015	5,263,339	$7.46	9.4	$15,340,679

At December 31, 2015, our outstanding options had exercise prices ranging from $0.10 to $8.92 per share.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value per share of options granted during the year ended December 31, 2015 was $4.45. The total intrinsic value of options exercised during the year ended December 31, 2015 was $3,186,371.

Share-based compensation expense related to options recognized in our results of operations for the years ended December 31, 2015, 2014 and 2013 was $6,621,658, $4,393,455 and $3,200,655, respectively, and it is based on awards vested. We estimate forfeitures at the time of grant and revise the forfeiture rate in subsequent periods if actual forfeitures differ from the estimates. At December 31, 2015, total unrecognized estimated compensation expense related to unvested options was approximately $19.8 million, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses.

In December 2013, we granted a restricted stock unit, or the RSU, under our 2012 Plan to an employee for 50,000 shares of our Common Stock having a fair value of $233,500. During the years ended December 31, 2014 and 2013, we recorded $53,428 and $180,072, respectively, of non-cash compensation related to the RSU on the accompanying consolidated financial statements. The RSU was issued in June 2014.

NOTE 11 – INCOME TAXES

For the years ended December 31, 2015, 2014 and 2013, there was no provision for income taxes, current or deferred.  All product sales are derived from sales in the United States.

At December 31, 2015, we had a federal net operating loss carry forward of $192,601,415 available to offset future taxable income through 2035. The federal carryforwards will begin to expire in 2021.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	2015	2014	2013
Federal statutory tax rate	34.0%	34.0%	35.0%
State tax rate, net of federal tax benefit	4.73%	5.8%	5.8%
Adjustment in valuation allowances	(38.97)%	(50.9)%	(32.4)%
Permanent and other differences	0.24%	11.1%	(8.4)%
Provision (benefit) for income taxes	—%	—%	—%

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Deferred Income Tax Assets:
Net operating losses	$79,499,633	$43,091,437	$14,773,537
R&D Credit	186,347	—	547,511
Total deferred income tax asset	79,685,980	43,091,437	15,321,048
Valuation allowance	(79,685,980)	(43,091,437)	(15,321,048)
Deferred income tax assets, net	$—	$—	$—

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We believe that it is more likely than not that we will not generate sufficient future taxable income to realize the tax benefits related to the deferred tax assets on our balance sheet and as such, a valuation allowance has been established against the deferred tax assets for the period ended December 31, 2015.

Unrecognized Tax Benefits

As of the period ended December 31, 2015, we have no unrecognized tax benefits.

NOTE 12 – RELATED PARTIES

Agreements with Pernix Therapeutics, LLC

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

During the years ended December 31, 2015, 2014 and 2013, we did not engage in any transactions with Pernix. As of December 31, 2014 and 2013, there were amounts due to Pernix of approximately $46,000. Additionally, there were amounts due to us from Pernix for legal fee reimbursement relating to a litigation matter stemming from a license and supply agreement in the amounts of approximately $250,000 as of the years ended December 31, 2014 and 2013. During the year ended December 31, 2015, we entered into a settlement agreement with Pernix according to which Pernix paid us $175,000 in cash, resulting in the elimination of the approximately $46,000 outstanding payable and $250,000 outstanding receivable disclosed above and the recording of approximately $29,000 in settlement fees on the accompanying consolidated financial statements.

NOTE 13 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 60%, 82% and 98% of our purchases supplied by one vendor for the years ended December 31, 2015, 2014 and 2013, respectively.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the year ended December 31, 2015, two customers each generated more than 10% of our total revenues and during the years ended December 31, 2014 and 2013, four customers each generated more than 10% of our total revenues. Revenue generated from two major customers combined accounted for approximately 67% of total revenue during the year ended December 31, 2015. Revenue generated from four major customers combined accounted for approximately 75% and 79% of our recognized revenue during the years ended December 31, 2014 and 2013, respectively.

Customers that generated more than 10% of our sales are designated as customers “A”, “B”, “C” and “D”. During the year ended December 31, 2015, customer A generated $8,848,243 in revenues and customer B generated approximately $4,843,463 in revenues. During the year ended December 31, 2014 customers A, B, C and D generated $1,609,950, $1,586,903, $1,804,018 and $4,053,838 in sales, respectively. During the year ended December 31, 2013, customers A, B, C and D generated $1,221,212, $1,711,417, $2,588,626 and $1,312,192 in sales, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to January 1, 2015, we deferred the recognition of revenue on prescription products until the right of return no longer existed as prior to that date, we could not reasonably estimate the amount of future returns. Revenue generated by major customers accounted for approximately 97% of deferred revenue for both periods ended December 31, 2014 and 2013. As of January 1, 2015, we started estimating returns based on historical return rates and recorded actual product returns against this reserve as received. As a result no deferred revenue was recorded for the year ended December 31, 2015.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Lease

We lease administrative office space in Boca Raton, Florida pursuant to a 63 month non-cancelable operating lease that commenced on July 1, 2013. The lease expires on September 30, 2018 and we have an option to extend the lease term for a period of five years. On February 18, 2015, we entered into an agreement with the same lessors to lease additional administrative office space in the same location, pursuant to an addendum to such lease. This addendum was effective beginning April 1, 2015 and will expire with the original lease term on September 30, 2018.

The rental expense related to our current lease during the years ended December 31, 2015 and 2014 was $446,099 and $361,793, respectively. The rental expense during the year ended December 31, 2013 consisted of $180,894 expense related to our current lease and $60,168 expense related to our prior lease which expired June 30, 2013. The rental expense during the years ended December 31, 2014 and 2013 was partially offset by the rent income of $41,613 and $32,963, respectively. We did not sublet any space during the year ended December 31, 2015.

As of December 31, 2015, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2016	$493,790
2017	507,087
2018	388,976
2019	—
Total minimum lease payments	$1,389,853

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2015, 2014 and 2013, we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal years 2015 and 2014 is as follows:

	2015 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$4,475	$4,848	$5,190	$5,630
Gross profit	$3,431	$3,815	$3,996	$4,395
Net loss	$(20,895)	$(27,227)	$(19,472)	$(17,483)

Loss per common share, basic and diluted	$(0.13)	$(0.16)	$(0.11)	$(0.10)

	2014 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$2,831	$3,752	$4,186	$4,257
Gross profit	$2,000	$2,859	$3,118	$3,377
Net loss	$(9,183)	$(10,899)	$(17,832)	$(16,303)

Loss per common share, basic and diluted	$(0.06)	$(0.07)	$(0.12)	$(0.10)

NOTE 16 – SUBSEQUENT EVENTS

On January 6, 2016, we entered into an underwriting agreement with Goldman Sachs and Cowen and Company, LLC, as the representatives of the several underwriters, or the Underwriters, relating to an underwritten public offering of 15,151,515 shares of our Common Stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of Common Stock, which option was exercised in full. The net proceeds from the offering were approximately $134.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on January 12, 2016.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, certain individuals exercised stock options to purchase 281,657 shares of our Common Stock for approximately $758,000 in cash and warrants to purchase 500,000 shares of our Common Stock were exercised for approximately $1,285,000 in cash.

