Form 10-Q
period 2016-03-31
TherapeuticsMD, Inc.
filed 2016-05-05
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 2, 2016 was 196,263,700.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$182,097,345	$64,706,355
Accounts receivable, net of allowance for doubtful accounts of $318,061 and $81,910, respectively	5,063,773	3,049,715
Inventory	957,434	690,153
Other current assets	1,718,069	2,233,897
Total current assets	189,836,621	70,680,120

Fixed assets, net	264,706	198,592

Other Assets:
Intangible assets, net	1,694,546	1,615,251
Prepaid expense	1,047,970	1,109,883
Security deposit	125,000	125,000
Total other assets	2,867,516	2,850,134
Total assets	$192,968,843	$73,728,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,430,649	$3,126,174
Other current liabilities	6,165,764	7,539,526
Total current liabilities	9,596,413	10,665,700

Total liabilities	9,596,413	10,665,700

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized; 196,253,700 and 177,928,041 issued and outstanding, respectively	196,254	177,928
Additional paid-in capital	423,932,401	282,712,078
Accumulated deficit	(240,756,225)	(219,826,860)
Total stockholders’ equity	183,372,430	63,063,146
Total liabilities and stockholders’ equity	$192,968,843	$73,728,846

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues, net	$4,930,091	$4,475,049
Cost of goods sold	1,108,443	1,043,641
Gross profit	3,821,648	3,431,408

Operating expenses:
Sales, general, and administrative	9,678,552	6,163,612
Research and development	15,097,017	18,176,835
Depreciation and amortization	19,597	13,572
Total operating expense	24,795,166	24,354,019

Operating loss	(20,973,518)	(20,922,611)

Other income
Interest income	41,617	18,513
Accreted interest	2,536	9,842
Total other income	44,153	28,355

Loss before income taxes	(20,929,365)	(20,894,256)
Provision for income taxes	—	—
Net loss	$(20,929,365)	$(20,894,256)

Net loss per share, basic and diluted	$(0.11)	$(0.13)

Weighted average number of common shares outstanding-basic and diluted	194,901,560	163,448,130

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,929,365)	$(20,894,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	8,363	6,881
Amortization of intangible assets	11,234	6,691
Provision for doubtful accounts	236,151	13,004
Share-based compensation	4,381,690	840,464
Changes in operating assets and liabilities:
Accounts receivable	(2,250,209)	(502,836)
Inventory	(267,281)	222,925
Other current assets	477,312	91,412
Other assets	(2,536)	(9,842)
Accounts payable	304,475	(91,946)
Deferred revenue	—	(522,613)
Other current liabilities	(1,373,762)	1,038,813
Other long-term liabilities	—	651,567
Net cash used in operating activities	(19,403,928)	(19,149,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(90,529)	(36,853)
Purchase of fixed assets	(74,478)	—
Net cash used in investing activities	(165,007)	(36,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	134,863,475	59,117,827
Proceeds from exercise of options	786,450	7,208
Proceeds from exercise of warrants	1,310,000	358,400
Net cash provided by financing activities	136,959,925	59,483,435

Increase in cash	117,390,990	40,296,846
Cash, beginning of period	64,706,355	51,361,607
Cash, end of period	$182,097,345	$91,658,453

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of TherapeuticsMD, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or the SEC, from which we derived the accompanying consolidated balance sheet as of December 31, 2015. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or any other interim period in the future.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for our company for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08) as well as accounting for licenses of intellectual property and identifying performance obligations in its new revenue standard (ASU 2016-10). We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2016 and 2015, we had no assets or liabilities that were valued at fair value on a recurring basis. The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with the Company’s impairment test. There was no impairment of intangible assets or long-lived assets during the three months ended March 31, 2016 and 2015.

Revenue Recognition

We recognize revenue on arrangements in accordance with ASC 605, Revenue Recognition. We recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

Our OTC and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. The primary difference between our OTC and prescription prenatal vitamin products is the source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while purchasers of our prescription prenatal vitamin products pay for the product primarily via third-party payers. Both OTC and prescription prenatal vitamin products share the same marketing support team utilizing similar marketing techniques. The revenue that is generated by us from major external customers is all generated from sales of our prescription prenatal vitamin products which is disclosed in Note 14. There are no major external customers for our OTC prenatal vitamin or other products.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Equity instruments issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 505, Equity - Based Payments to Non-Employees, or ASC 505. ASC 505 defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The estimated expense is recognized each period based on the current fair value of the award. As a result, the amount of expense related to awards to non-employees can fluctuate significantly during the period from the date of the grant through the final measurement date. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities are capitalized, and were $1,005,503 at March 31, 2016, of which $941,054 was included in other current assets and $64,449 was included in long-term prepaid expense on the accompanying consolidated balance sheets. Advance payments to be expensed in future research and development activities were $1,138,073 at December 31, 2015, of which $1,009,175 was included in other current assets and $128,898 was included in long term prepaid expense on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of the following:

	March 31, 2016	December 31, 2015
Finished product	$907,510	$661,167
Raw material	49,924	28,986
TOTAL INVENTORY	$957,434	$690,153

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2016	December 31, 2015
Prepaid consulting	$296,305	$334,822
Prepaid insurance	438,420	695,421
Prepaid research and development costs	644,749	674,353
Prepaid vendor deposits	107,300	159,489
Other prepaid costs	231,295	369,812
TOTAL OTHER CURRENT ASSETS	$1,718,069	$2,233,897

NOTE 6 – FIXED ASSETS, NET

Fixed assets consist of the following:

	March 31, 2016	December 31, 2015
Equipment	$156,502	$132,150
Accounting system in process	205,712	149,699
Furniture and fixtures	63,566	69,454
	425,780	351,303
Accumulated depreciation	(161,074)	(152,711)
TOTAL FIXED ASSETS	$264,706	$198,592

Depreciation expense for the three months ended March 31, 2016 and 2015 was $8,363 and $6,881, respectively.

NOTE 7 – PREPAID EXPENSE

Prepaid expense consists of the following:

	March 31, 2016	December 31, 2015
Prepaid manufacturing costs	$983,521	$980,985
Prepaid research and development costs	64,449	128,898
TOTAL PREPAID EXPENSE	$1,047,970	$1,109,883

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(4,993)	$26,958	13.5
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	779,777	(60,579)	719,198	16.75
Hormone therapy drug candidate patents (pending)	787,149	—	787,149	n/a
Non-amortizing intangible assets:
Multiple trademarks for vitamins/supplements	161,241	—	161,241	indefinite
Total	$1,851,861	$(157,315)	$1,694,546

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(4,493)	$27,458	13.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	705,752	(49,845)	655,907	17
Hormone therapy drug candidate patents (pending)	774,165	—	774,165	n/a
Non-amortizing intangible assets:
Multiple trademarks for vitamins/supplements	157,721	—	157,721	indefinite
Total	$1,761,332	$(146,081)	$1,615,251

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. As of March 31, 2016, the remaining life related to OPERA® patent was approximately 14 years and the remaining life related to the approved hormone therapy drug candidate patents was approximately 17 years.

In addition to numerous pending patent applications, as of March 31, 2016, we had sixteen issued patents, including:

•	twelve utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
•	two utility patents that relate to TX-004HR, our applicator-free vaginal estradiol softgel product candidate, which establish an important intellectual property foundation for TX-004HR, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2033. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
•	one utility patent that relates to a pipeline transdermal patch technology, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2032. We have pending patent application with respect to this patent in Australia, Brazil, Canada, Europe, Mexico, and Japan; and

•	one utility patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029.

Subsequent to March 31, 2016, one additional patent was issued relating to our progesterone and estradiol product candidates.

Amortization expense was $11,234 and $6,691 for the three months ended March 31, 2016 and 2015, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2016 (9 months)	$33,701
2017	$44,934
2018	$44,934
2019	$44,934
2020	$44,934

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2016	December 31, 2015
Accrued clinical trial costs	$3,042,956	$3,725,377
Accrued payroll, bonuses and commission costs	1,396,234	2,108,143
Accrued compensated absences	623,918	562,096
Accrued legal and accounting expense	413,240	210,309
Other accrued expenses	312,329	546,264
Allowance for wholesale distributor fees	76,012	32,659
Accrued royalties	35,773	46,851
Allowance for coupons and returns	185,441	224,300
Accrued rent	79,861	83,527
TOTAL OTHER CURRENT LIABILITIES	$6,165,764	$7,539,526

NOTE 10 – NET LOSS PER SHARE

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock, par value $0.001 per share, or Common Stock, outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our Common Stock outstanding subject to repurchase or forfeiture for the three months ended March 31, 2016 and 2015.

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

	Three months ended
	March 31, 2016	March 31, 2015
Stock options	20,569,655	17,586,109
Warrants	12,281,059	13,002,431
TOTAL	32,850,714	30,588,540

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2016, we had 10,000,000 shares of Preferred Stock, par value $0.001, authorized for issuance, of which no shares of Preferred Stock were issued or outstanding.

Common Stock

At March 31, 2016, we had 350,000,000 shares of Common Stock authorized, of which 196,253,700 shares of Common Stock were issued and outstanding.

On January 6, 2016, we entered into an underwriting agreement with Goldman Sachs & Co. and Cowen and Company, LLC, as the representatives of the several underwriters, or the Underwriters, relating to an underwritten public offering of 15,151,515 shares of our Common Stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of Common Stock, which option was exercised in full. The net proceeds to us from the offering were approximately $134.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on January 12, 2016 and we issued 17,424,242 shares of our Common Stock.

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

During the three months ended March 31, 2016, certain individuals exercised stock options to purchase 340,045 shares of Common Stock for $786,450 in cash. During the three months ended March 31, 2015, a certain individual exercised stock options to purchase 11,250 shares of Common Stock for $7,208 in cash.

Warrants to Purchase Common Stock

As of March 31, 2016, we had warrants outstanding to purchase an aggregate of 12,281,059 shares of Common Stock with a weighted-average contractual remaining life of 1.5 years, and exercise prices ranging from $0.24 to $7.59 per share, resulting in a weighted average exercise price of $1.97 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes-Merton valuation model, or the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant. During the three months ended March 31, 2016, we granted warrants to purchase 120,000 shares of Common Stock to outside consultants at an exercise price of $7.59. The fair value for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of five years; volatility of 74.15%; risk free rate of 1.28%; and dividend yield of 0%. The grant date fair value of the warrants was $4.60 per share. The warrants vest ratably over a 12-month period and have an expiration date of January 21, 2021. During the three months ended March 31, 2015, we did not grant any warrants. During the three months ended March 31, 2016 and 2015, we recorded $127,465 and $9,071, respectively, as share based compensation expense in the accompanying consolidated financial statements related to vested warrants. As of March 31, 2016, unamortized costs associated with these warrants totaled approximately $449,000.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2013, we entered into a consulting agreement to develop drug platforms to be used in our hormone replacement drug candidates. As consideration under the agreement, we agreed to issue the consultant a warrant to purchase 850,000 shares of our Common Stock at $2.01 per share, that has vested or will vest as follows:

1.	Warrants to purchase 283,333 shares were earned on May 11, 2013 upon acceptance of an Investigational New Drug application by FDA for an estradiol-based drug candidate in a softgel vaginal capsule for the treatment of VVA; however, pursuant to the terms of the agreement, the shares did not vest until June 30, 2013;

2.	Warrants to purchase 283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of five years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. During both the three months ended March 31, 2016 and 2015, we recorded $38,517 as share based compensation expense in the accompanying consolidated financial statements related to these warrants. As of March 31, 2016, there was a remaining balance of $38,509 related to these warrants which was included in other current assets in the accompanying consolidated financial statements;

3.	Warrants to purchase 283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate which the warrant holder helped us design. It is anticipated that this event will not occur before December 2016.

As of March 31, 2016, unamortized costs associated with these warrants and warrants issued to the same holder in 2012 totaled approximately $361,000.

During the three months ended March 31, 2016, certain individuals exercised warrants to purchase 561,372 shares of our Common Stock for $1,310,000 in cash. During the three months ended March 31, 2015, an outside service provider exercised warrants to purchase 925,485 shares of our Common Stock for $358,400 in cash.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. As of March 31, 2016, there were non-qualified stock options to purchase 17,701,181 shares of Common Stock outstanding under the 2009 Plan. As of March 31, 2016, there were 3,423,477 shares available to be issued under 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of March 31, 2016, there were non-qualified stock options to purchase 2,868,474 shares of Common Stock outstanding under the 2012 Plan. As of March 31, 2016, there were 7,050,000 shares available to be issued under 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model for options granted during the three months ended March 31, 2016 and 2015 are set forth in the table below.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk-free interest rate	1.70%	1.47%
Volatility	71.22%	58.78-62.59%
Term (in years)	6.25	5.27-6.25
Dividend yield	0.00%	0.00%

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term. Estimated volatility is a measure of the amount by which the price of our Common Stock is expected to fluctuate each year during the term of an award. Our estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. We used the historical volatility of our peer entities due to the lack of sufficient historical data on our stock price. The expected term is based on the contractual terms of the stock option using the simplified method.

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	20,725,325	$3.28	6.5	$146,864,184
Granted	185,500	$7.59
Exercised	(340,045)	$2.31		$2,051,619
Expired/Forfeited	(1,125)	$3.59
Balance at March 31, 2016	20,569,655	$3.34	6.3	$71,940,245
Vested and Exercisable at March 31, 2016	15,988,578	$2.17	5.5	$69,261,183
Unvested at March 31, 2016	4,581,077	$7.42	9.2	$2,679,062

At March 31, 2016, our outstanding stock options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value per share of options granted was $4.91 and $3.17 during the three months ended March 31, 2016 and 2015, respectively. Share-based compensation expense for options recognized in our results of operations for the three months ended March 31, 2016 and 2015 ($4,151,259 and $728,426, respectively) is based on vested awards. We estimate forfeitures at the time of grant and revise the forfeiture rate in subsequent periods if actual forfeitures differ from the estimates. At March 31, 2016, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $16,285,000 which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 1.7 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2016 as a result of (i) the losses recorded during the three months ended March 31, 2016, (ii) additional losses expected for the remainder of 2016, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2016, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our Company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc in the normal course of business. Agreements with Catalent Inc. have been reviewed by independent directors of our Company or a committee consisting of independent directors of our Company since July 2015. During the three months ended March 31, 2016, we were billed by Catalent, Inc. $1,464,858 for manufacturing activities related to our clinical trials. As of March 31, 2016, there were amounts due to Catalent, Inc. of $59,275.

NOTE 14 – BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 95% of our purchases supplied from one vendor for both the three months ended March 31, 2016 and 2015.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the three months ended March 31, 2016, three customers each generated more than 10% of our total revenues and during the three months ended March 31, 2015 four customers each generated more than 10% of our total revenues. Revenue generated from three major customers accounted for approximately 61% of our recognized revenue for the three months ended March 31, 2016 and revenue generated from four customers accounted for approximately 70% of our recognized revenue for the three months ended March 31, 2015. Customers that generated more than 10% of our sales are designated as customers “A”, “B”, “C” and “D”. During the three months ended March 31, 2016, customers A, B and C generated $1,335,551, $1,104,344 and $680,096 in revenues, respectively. During the three months ended March 31, 2015 customers A, B, C and D generated $1,416,127, $626,731, $543,447 and $386,909 in sales, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We lease administrative office space in Boca Raton, Florida pursuant to a 63-month non-cancelable operating lease that commenced on July 1, 2013. The lease expires on September 30, 2018 and we have an option to extend the lease term for a period of five years. On February 18, 2015, we entered into an agreement with the same lessors to lease additional administrative office space in the same location, pursuant to an addendum to such lease. This addendum was effective beginning April 1, 2015 and will expire with the original lease term on September 30, 2018.

The rental expense related to our current lease during the three months ended March 31, 2016 and 2015 was $118,550 and $90,448, respectively.

As of March 31, 2016, future minimum rental payments are as follows:

Years Ending December 31,
2016 (9 months)	$418,130
2017	507,087
2018	388,976
Total minimum lease payments	$1,314,193

NOTE 16 – SUBSEQUENT EVENTS

On April 26, 2016, we entered into an agreement to lease additional administrative office space in Boca Raton, Florida, pursuant to an addendum to our existing 63 month non-cancelable operating lease. This addendum was effective beginning May 1, 2016 and extended the original expiration of the lease term to October 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, or the Commission or the SEC, on February 26, 2016, or the Annual Report, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

Research and Development

We have obtained the U.S. Food and Drug Administration, or FDA, acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for four of our hormone therapy drug candidates: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our applicator-free vaginal estradiol softgel with estradiol alone.

In December 2015, we completed a Phase 3 clinical trial of TX-004HR and we are currently conducting a Phase 3 clinical trial for TX-001HR. In July 2014, we temporarily suspended enrollment in the Phase 3 clinical trial for TX-002HR and, in October 2014, we temporarily stopped the trial in order to update the Phase 3 protocol based on discussions with the FDA. We have no current plans to conduct clinical trials for TX-003HR.

TX-001HR, our combination estradiol and progesterone drug candidate, is undergoing clinical trials for the treatment of moderate to severe vasomotor symptoms due to menopause, including hot flashes, night sweats, sleep disturbances, and vaginal discomfort for post-menopausal women with an intact uterus. The hormone therapy drug candidate is chemically identical to the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to – or having the same chemical and molecular structure as – the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

On September 5, 2013, we began enrollment in the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, Phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. The trial is designed to enroll approximately 1,750 patients at approximately 100 sites. We completed enrollment in the REPLENISH Trial in October 2015 and we currently anticipate that results of the trial will be reported late in the fourth quarter of 2016. Based on such timeline and assuming a successful trial, we would anticipate filing a New Drug Application, or NDA, for TX-001HR as soon as the first half of 2017 and assuming an FDA review period of ten months from the receipt date to the Prescription Drug User Fee Act, or PDUFA, date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the fourth quarter of 2017 or the first quarter of 2018. As of May 3, 2016, approximately 1,500 patients have exited the REPLENISH Trial and the incidence of endomentrial hyperplasia for these patients is less than 1%.

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as – the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we temporarily suspended enrollment and in October 2014 we temporarily stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it.

TX-004HR is a vaginal estradiol softgel drug candidate for the treatment of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. TX-004HR features our SYMBODATM technology, which enables partial and complete solubilization of estradiol into medium-chain fatty acid oils often derived from coconut oil. This allows for the production of cohesive, stable formulations and provides content uniformity and accuracy of dosing strengths for TX-004HR. We initiated the REJOICE Trial, a randomized, multicenter, double-blind, placebo-controlled Phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of three doses – 25 mcg, 10 mcg and 4 mcg (compared to placebo) – of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause.

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

The 25 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary endpoints. The 10 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary endpoints. The 4 mcg dose of TX-004HR also demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoints of vaginal superficial cells, vaginal parabasal cells, and vaginal pH; the change from baseline compared to placebo in the severity of dyspareunia was statistically significant at the p = 0.0149 level. The FDA has previously indicated to us that in order to approve the drug based on a single trial, the trial would need to show statistical significance at the 0.01 level or lower for each endpoint, and that a trial that is merely statistically significant at a higher level may not provide sufficient evidence to support an NDA filing or approval of a drug candidate where the NDA relies on a single clinical trial. Statistical improvement over placebo was also observed for all three doses at the first assessment at week two and sustained through week 12. Vaginal dryness was a prespecified key secondary endpoint. The 25 mcg and 10 mcg doses of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoint of vaginal dryness. The 4 mcg dose of TX-004HR demonstrated statistically significant results at the p = 0.0014 level compared to placebo. The pharmacokinetic data for all three doses demonstrated negligible to very low systemic absorption of 17 beta estradiol, estrone and estrone conjugated, supporting the previous Phase 1 trial data. TX-004HR was well tolerated, and there were no clinically significant differences compared to placebo-treated participants with respect to adverse events. There were no drug-related serious adverse events reported.

We currently intend to submit an NDA for the 25 mcg, 10 mcg and 4 mcg doses of TX-004HR to the FDA by the end of June 2016 and that such NDA could be approved by the FDA as soon as the first quarter of 2017, assuming an FDA review period of ten months from the receipt date to the PDUFA date for a non-new molecular entity. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA. We recently received conditional approval for the brand name Yuvvexy related to TX-004HR.

As of March 31, 2016, we had 16 issued patents, which included 12 utility patents that relate to our combination progesterone and estradiol formulations, two utility patents that relate to TX-004HR, which establish an important intellectual property foundation for TX-004HR, one utility patent that relates to a pipeline transdermal patch technology, and one utility patent that relates to our OPERA® information technology platform.

Subsequent to March 31, 2016, one additional patent was issued relating to our progesterone and estradiol product candidates.

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

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities are capitalized, and were $1,005,503 at March 31, 2016, of which $941,054 was included in other current assets and $64,449 was included in long-term prepaid expense on our consolidated balance sheet. Advance payments to be expensed in future research and development activities were $1,138,073 at December 31, 2015, of which $1,009,175 was included in other current assets and $128,898 was included in long term prepaid expense on our consolidated balance sheet.

The following table indicates our research and development expense by project/category for the periods indicated (in 000s):

	Three months ended March 31,
	2016	2015
TX 001-HR	$9,026	$8,611
TX 002-HR	—	3
TX 004-HR	2,437	5,047
Other research and development	3,634	4,516
	$15,097	$18,177

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

Results of Operations

Three months ended March 31, 2016 compared with three months ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	Change
	(000s)
Revenues, net	$4,930	$4,475	$455
Cost of goods sold	1,108	1,044	64
Operating expenses	24,795	24,354	441
Operating loss	(20,973)	(20,923)	(50)
Other income, net	44	28	16
Net loss	$(20,929)	$(20,895)	$(34)

Revenues and Cost of Goods Sold

Revenues for the three months ended March 31, 2016 increased approximately $455,000, or 10%, to approximately $4,930,000, compared with approximately $4,475,000 for the three months ended March 31, 2015. Of this $455,000 increase, approximately 84% was attributable to an increase in the number of units sold and approximately 16% was attributable to product mix and an increase in the average net sales price of our products, partially offset by the impact of changes in insurance plans. Cost of goods sold increased approximately $64,000, or 6%, to approximately $1,108,000 for the three months ended March 31, 2016, compared with approximately $1,044,000 for the three months ended March 31, 2015. Cost of goods sold as a percentage of revenue was approximately 22% and 23% for the three months ended March 31, 2016 and 2015, respectively, which was primarily attributable to a favorable change in product mix.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended March 31,
	2016	2015
Research and development costs	60.9%	74.6%
Human resource costs, including salaries, benefits and taxes	21.3%	11.6%
Sales and marketing costs, excluding human resource costs	6.5%	5.9%
Professional fees for legal, accounting and consulting	5.2%	3.8%
Other operating expenses	6.1%	4.1%

Operating expenses increased by approximately $441,000, or 2%, to approximately $24,795,000 for the three months ended March 31, 2016, from approximately $24,354,000 for the three months ended March 31, 2015 as a result of the following items:

(000s)
Decrease in research and development costs	$(3,080)
Increase in human resource costs, including salaries, benefits and taxes	2,448
Increase in other operating expenses	514
Increase in sales and marketing, excluding human resource costs	184
Increase in professional fees for legal, accounting and consulting	375
$441

Research and development costs for the three months ended March 31, 2016 decreased by approximately $3,080,000, or 17%, to approximately $15,097,000, compared with $18,177,000 for the three months ended March 31, 2015. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a result of the completion of patient enrollment in the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate. Research and developments costs during the three months ended March 31, 2016 included the following research and development projects.

During the three months ending March 31, 2016 and the period from February 2013 (project inception) through March 31, 2016, we have incurred approximately $9,026,000 and $73,185,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the three months ended March 31, 2016 and the period April 2013 (project inception) through March 31, 2016, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended March 31, 2016 and the period from August 2014 (project inception) through March 31, 2016, we have incurred approximately $2,437,000 and $25,995,000, respectively, in research and development costs with respect to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate.

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

Human resource costs, including salaries, benefits and taxes, for the three months ended March 31, 2016 increased by approximately $2,448,000, or 87%, to approximately $5,270,000, compared with approximately $2,822,000 for the three months ended March 31, 2015, primarily as a result of an increase of approximately $260,000 in personnel costs and approximately $2,188,000 in non-cash compensation related to stock option awards.

Other operating expense for the three months ended March 31, 2016 increased by approximately $514,000, or 52%, to approximately $1,509,000, compared with approximately $995,000 for the three months ended March 31, 2015, primarily as a result of increased investor relations expenses and allowance for bad debt.

Sales and marketing costs for the three months ended March 31, 2016 increased by approximately $184,000, or 13%, to approximately $1,618,000, compared with approximately $1,434,000 for the three months ended March 31, 2015, primarily as a result of increased incentive expense and travel and related expenses associated with sales and marketing efforts.

Professional fees for the three months ended March 31, 2016 increased by approximately $375,000, or 41%, to approximately $1,300,000, compared with approximately $925,000 for the three months ended March 31, 2015, primarily as a result of increased legal fees.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $50,000 to approximately $20,973,000 for the three months ended March 31, 2016, compared with approximately $20,923,000 for the three months ended March 31, 2015, primarily as a result increased stock-based compensation expense and professional fees partially offset by decreased research and development costs and increased revenue from sales of our prenatal vitamin products.

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

Other income

Other non-operating income increased by approximately $16,000 or 57%, to approximately $44,000 for the three months ended March 31, 2016 compared with approximately $28,000 for the comparable period in 2015, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $34,000 to approximately $20,929,000 for the three months ended March 31, 2016, compared with approximately $20,895,000 for the three months ended March 31, 2015. Net loss per share of Common Stock, basic and diluted, was ($0.11) for the three months ended March 31, 2016, compared with ($0.13) per share of Common Stock for the three months ended March 31, 2015.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the three months ended March 31, 2016 and the year ended December 31, 2015, we received approximately $134.9 million and $91.4 million in net proceeds, respectively, from the issuance of shares of our Common Stock. As of March 31, 2016, we had cash and cash equivalents totaling approximately $182.1 million, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

On January 6, 2016, we entered into an underwriting agreement with Goldman, Sachs & Co and Cowen and Company, LLC, as the representatives of the several underwriters, or the Underwriters, relating to an underwritten public offering of 15,151,515 shares of our Common Stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of Common Stock, which option was exercised in full. The net proceeds to us from the offering were approximately $134.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on January 12, 2016.

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

We need substantial amounts of cash to complete the clinical development of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2016	2015
	(000)
Net cash used in operating activities	$(19,404)	$(19,150)
Net cash used in investing activities	$(165)	$(37)
Net cash provided by financing activities	$136,960	$59,483

Operating Activities

The use of cash in both periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The increase of approximately $254,000 in cash used in operating activities for the three months ended March 31, 2016 compared with the comparable period in the prior year was due primarily to research and development, and sales, general, and administrative costs. These were partially offset by an increase of approximately $455,000 in revenue over the same periods.

Investing Activities

An increase in spending on patent and trademarks and fixed assets resulted in an increase in cash used in investing activities for the three months ended March 31, 2016 compared with the same period in 2015.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the three months ended March 31, 2016 consisted of the proceeds from the January 2016 underwritten public offering of our Common Stock and stock option and warrant exercises.

Contractual Obligations

On April 26, 2016, we entered into an agreement to lease additional administrative office space in Boca Raton, Florida, pursuant to an addendum to our existing 63 month non-cancelable operating lease. This addendum was effective beginning May 1, 2016 and extended the expiration of the original lease term to October 31, 2021.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08) as well as accounting for licenses of intellectual property and identifying performance obligations in its new revenue standard (ASU 2016-10). We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

Changes in Internal Controls

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2016, we issued 470,000 shares of our Common Stock upon the exercise of warrants previously issued to an outside service provider and received proceeds of $1,207,900 in connection with this exercise. On January 19, 2016, we issued 30,000 shares of our Common Stock upon the exercise of warrants previously issued to an outside service provider and received proceeds of $77,100 in connection with this exercise. On March 10, 2016, we issued 61,372 shares of our Common Stock upon the exercise of warrants previously issued in connection with a loan agreement and received proceeds of $25,000 in connection with this exercise. Proceeds from these transactions were used in working capital. The shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit	Date	Description
10.1*	April 26, 2016	Second Amendment to Lease between the Company and 6800 Broken Sound, LLC.
31.1*	May 5, 2016	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	May 5, 2016	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	May 5, 2016	Section 1350 Certification of Chief Executive Officer
32.2*	May 5, 2016	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2016

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)

