Form 10-Q
period 2016-09-30
TherapeuticsMD, Inc.
filed 2016-11-04
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 31, 2016 was 196,580,212.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current Assets:
Cash	$147,534,065	$64,706,355
Accounts receivable, net of allowance for doubtful accounts of $113,034 and $81,910, respectively	5,033,298	3,049,715
Inventory	843,398	690,153
Other current assets	2,693,475	2,233,897
Total current assets	156,104,236	70,680,120

Fixed assets, net	460,546	198,592

Other Assets:
Intangible assets, net	2,118,378	1,615,251
Prepaid expense	—	1,109,883
Security deposit	139,036	125,000
Total other assets	2,257,414	2,850,134
Total assets	$158,822,196	$73,728,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,224,419	$3,126,174
Other current liabilities	8,243,421	7,539,526
Total current liabilities	12,467,840	10,665,700
Total liabilities	12,467,840	10,665,700

Commitments and Contingencies - See Note 15

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized; 196,580,212 and 177,928,041 issued and outstanding, respectively	196,580	177,928
Additional paid in capital	433,023,801	282,712,078
Accumulated deficit	(286,866,025)	(219,826,860)
Total stockholders’ equity	146,354,356	63,063,146
Total liabilities and stockholders’ equity	$158,822,196	$73,728,846

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues, net	$5,535,685	$5,190,175	$14,869,023	$14,513,158

Cost of goods sold	1,237,446	1,193,965	3,475,997	3,270,695
Gross profit	4,298,239	3,996,210	11,393,026	11,242,463

Operating expenses:
Sales, general, and administration	14,721,710	7,060,944	35,019,268	20,089,998
Research and development	14,664,123	16,421,753	43,602,333	58,789,302
Depreciation and amortization	40,460	16,548	84,319	44,400
Total operating expense	29,426,293	23,499,245	78,705,920	78,923,700

Operating loss	(25,128,054)	(19,503,035)	(67,312,894)	(67,681,237)

Other income:
Miscellaneous income	109,942	27,630	265,879	71,728
Accreted interest	2,451	2,760	7,850	15,162
Total other income	112,393	30,390	273,729	86,890

Loss before taxes	(25,015,661)	(19,472,645)	(67,039,165)	(67,594,347)

Provision for income taxes	—	—	—	—

Net loss	$(25,015,661)	$(19,472,645)	$(67,039,165)	$(67,594,347)

Net loss per share, basic and diluted	$(0.13)	$(0.11)	$(0.34)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	196,502,327	177,206,168	195,912,173	171,589,595

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,039,165)	$(67,594,347)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of fixed assets	45,759	22,104
Amortization of intangible assets	38,560	22,296
Provision for doubtful accounts	2,261,568	37,163
Share-based compensation	13,385,215	4,740,906
Changes in operating assets and liabilities:
Accounts receivable	(4,245,151)	(1,549,532)
Inventory	(153,245)	312,054
Other current assets	379,930	(621,923)
Other assets	—	(15,162)
Accounts payable	1,098,245	(1,025,504)
Deferred revenue	—	(522,613)
Other current liabilities	703,895	2,546,138
Other long-term liabilities	—	1,213,874
Net cash used in operating activities	(53,524,389)	(62,434,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(541,686)	(117,992)
Purchase of fixed assets	(307,714)	(15,559)
Payment of security deposit	(14,036)	—
Net cash used in investing activities	(863,436)	(133,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	134,863,475	91,374,649
Proceeds from exercise of warrants	1,373,000	366,000
Proceeds from exercise of options	979,060	589,829
Net cash provided by financing activities	137,215,535	92,330,478

Increase in cash	82,827,710	29,762,381
Cash, beginning of period	64,706,355	51,361,607
Cash, end of period	$147,534,065	$81,123,988

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

Nature of Business

We are a women’s health care product company focused on developing and commercializing products targeted exclusively for women. As of the date of these unaudited consolidated financial statements, we are focused on conducting the clinical trials and pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of our advanced hormone therapy pharmaceutical products. The drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis, and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating equivalent clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are developed using our SYMBODA technology to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

At September 30, 2016 and December 31, 2015, we had no assets or liabilities that were valued at fair value on a recurring basis. The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with our impairment test. There was no impairment of intangible assets or long-lived assets during the three and nine months ended September 30, 2016 and 2015.

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

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. As such, compensation cost is measured on the date of grant at fair value. We amortize such compensation amounts, if any, over the requisite service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation—Stock Compensation, to value options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including forfeiture rates, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities are capitalized, and were $244,335 at September 30, 2016, all of which was included in other current assets on the accompanying consolidated balance sheets. Advance payments to be expensed in future research and development activities were $1,138,073 at December 31, 2015, of which $1,009,175 was included in other current assets and $128,898 was included in long term prepaid expense on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

NOTE 4 – INVENTORY

Inventory consists of the following:

	September 30, 2016	December 31, 2015
Finished product	$816,400	$661,167
Raw material	26,998	28,986
TOTAL INVENTORY	$843,398	$690,153

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2016	December 31, 2015
Prepaid insurance	$842,020	$695,421
Prepaid manufacturing costs	988,835	—
Prepaid consulting	193,347	334,822
Other prepaid costs	318,407	369,812
Prepaid vendor deposits	299,878	159,489
Prepaid research and development costs	50,988	674,353
TOTAL OTHER CURRENT ASSETS	$2,693,475	$2,233,897

NOTE 6 – FIXED ASSETS, NET

Fixed assets consist of the following:

	September 30, 2016	December 31, 2015
Accounting system	$296,746	$149,699
Equipment	164,013	132,150
Computer hardware	80,211	—
Furniture and fixtures	80,158	69,454
Leasehold improvements	37,888	—
	659,016	351,303
Accumulated depreciation	(198,470)	(152,711)
TOTAL FIXED ASSETS, NET	$460,546	$198,592

Depreciation expense for the three months ended September 30, 2016 and 2015 was $26,543 and $7,856, respectively, and $45,759 and $22,104 for the nine months ended September 30, 2016 and 2015, respectively, which was included in operating expenses in the accompanying consolidated financial statements.

NOTE 7 – PREPAID EXPENSE

Prepaid expense consists of the following:

	September 30, 2016	December 31, 2015
Prepaid manufacturing costs	$—	$980,985
Prepaid research and development costs	—	128,898
TOTAL PREPAID EXPENSE	$—	$1,109,883

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(5,991)	$25,960	13
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	959,059	(86,907)	872,152	16.25
Hormone therapy drug candidate patents (pending)	1,037,829	—	1,037,829	n/a
Non-amortizing intangible assets:
Multiple trademarks	182,437	—	182,437	indefinite
TOTAL	$2,303,019	$(184,641)	$2,118,378

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(4,493)	$27,458	13.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	705,752	(49,845)	655,907	17
Hormone therapy drug candidate patents (pending)	774,165	—	774,165	n/a
Non-amortizing intangible assets:
Multiple trademarks	157,721	—	157,721	indefinite
TOTAL	$1,761,332	$(146,081)	$1,615,251

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. As of September 30, 2016, the remaining life related to OPERA® patent was approximately 13 years and the remaining life related to the approved hormone therapy drug candidate patents was approximately 16 years.

In addition to numerous pending patent applications, as of September 30, 2016, we had 17 issued patents, including:

•	13 utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
•	two utility patents that relate to TX-004HR, our applicator-free vaginal estradiol softgel product candidate, which establish an important intellectual property foundation for TX-004HR, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2033 and 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
•	one utility patent that relates to a pipeline transdermal patch technology, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2032. We have pending patent applications with respect to this technology in Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa; and
•	one utility patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029.

Amortization expense was $13,917 and $8,692 for the three months ended September 30, 2016 and 2015, respectively and $38,560 and $22,296 for the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2016 (3 months)	$13,917
2017	$55,668
2018	$55,668
2019	$55,668
2020	$55,668

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
Accrued clinical trial costs	$3,778,784	$3,725,377
Accrued payroll, bonuses and commission costs	1,622,333	2,108,143
Accrued compensated absences	772,958	562,096
Accrued legal and accounting expense	377,172	210,309
Accrued sales and marketing costs	617,961	—
Other accrued expenses	231,037	546,264
Allowance for wholesale distributor fees	100,434	32,659
Accrued royalties	27,495	46,851
Allowance for coupons and returns	564,864	224,300
Accrued rent	150,383	83,527
TOTAL OTHER CURRENT LIABILITIES	$8,243,421	$7,539,526

NOTE 10 – NET LOSS PER SHARE

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock, par value $0.001 per share, or Common Stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our Common Stock outstanding subject to repurchase or forfeiture for the three and nine months ended September 30, 2016 and 2015.

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

	Three and Nine months ended,
	2016	2015
Stock options	20,705,923	17,414,242
Warrants	12,060,571	12,722,431
TOTAL	32,766,494	30,136,673

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2016, we had 10,000,000 shares of Preferred Stock, par value $0.001, authorized for issuance, of which no shares of Preferred Stock were issued or outstanding.

Common Stock

At September 30, 2016, we had 350,000,000 shares of Common Stock authorized, of which 196,580,212 shares of Common Stock were issued and outstanding.

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

Exercises During 2016

During the three months ended September 30, 2016, certain individuals exercised stock options to purchase 127,109 shares of Common Stock. Stock options to purchase shares of Common Stock were exercised as follows: (i) 10,000 options for $1,018 in cash and (ii) 117,109 options, pursuant to the stock options’ cashless provision, wherein 78,017 shares of Common Stock were issued. During the nine months ended September 30, 2016, certain individuals exercised stock options to purchase 544,277 shares of Common Stock. Stock options to purchase shares of Common Stock were exercised as follows: (i) 427,168 options for $979,060 in cash and (ii) 117,109 options, pursuant to the stock options’ cashless provision, wherein 78,017 shares of Common Stock were issued.

Exercises During 2015

During the three months ended September 30, 2015, certain individuals exercised stock options to purchase 95,000 shares of Common Stock for $98,478 in cash. During the nine months ended September 30, 2015, certain individuals exercised stock options to purchase 472,867 shares of Common Stock for $589,829 in cash.

Warrants to Purchase Common Stock

As of September 30, 2016, we had warrants outstanding to purchase an aggregate of 12,060,571 shares of Common Stock with a weighted-average contractual remaining life of 1.3 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.08 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes-Merton valuation model, or the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2016 and 2015, we did not issue any warrants. During the nine months ended September 30, 2016, we granted warrants to purchase 245,000 shares of Common Stock to outside consultants at a weighted average exercise price of $7.90 per share. The weighted average grant date fair value of these warrants was $4.78 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 74.10%-74.15%; risk free rate of 1.04%-1.28%; and dividend yield of 0%. These warrants vest and have expiration dates as follows: warrants to purchase 75,000 shares of Common Stock vested on April 21, 2016 and have an expiration date of April 21, 2021, warrants to purchase 50,000 shares of Common Stock vest ratably over a 24-month period and have an expiration date of April 21, 2021, and warrants to purchase 120,000 shares of Common Stock vest ratable over a 12-month period and have an expiration date of January 21, 2021. During the nine months ended September 30, 2015, we granted warrants to purchase 50,000 shares of Common Stock to an outside consultant at an exercise price of $6.35 and the expiration date of April 6, 2020. We recorded share-based compensation expense related to these warrants totaling $137,161 and $42,266 for the three months ended September 30, 2016 and 2015, respectively, and $820,751 and $86,008 for the nine months ended September 30, 2016 and 2015, respectively, in the accompanying consolidated financial statements.

In May 2013, we entered into a consulting agreement to develop drug platforms to be used in our hormone replacement drug candidates. As consideration under the agreement, we agreed to issue the consultant a warrant to purchase 850,000 shares of our Common Stock at $2.01 per share that has vested or will vest as follows:

1.	Warrants to purchase 283,333 shares were earned on May 11, 2013 upon acceptance of an Investigational New Drug application by FDA for an estradiol-based drug candidate in a softgel vaginal capsule for the treatment of VVA; however, pursuant to the terms of the agreement, the shares did not vest until June 30, 2013;
2.	Warrants to purchase 283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of the vesting using a term of five years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. During the three months ended September 30, 2016 and 2015, we recorded share-based compensation expense of $0 and $38,517, respectively, related to these warrants and during the nine months ended September 30, 2016 and 2015, we recorded $77,026 and $115,551, respectively, related to these warrants in the accompanying consolidated financial statements. As of June 30, 2016, the fair value of these warrants has been fully amortized;
3.	Warrants to purchase 283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate which the warrant holder helped us design. It is anticipated that this event will not occur before March 31, 2017.

In addition, during both the three months ended September 30, 2016 and 2015, we recorded share-based compensation expense of $64,449 and during both the nine months ended September 30, 2016 and 2015, we recorded share-based compensation expense of $193,347 related to warrants issued in 2012 for services in support of our drug development efforts. As of September 30, 2016, unamortized costs associated with warrants issued to the same holder in 2012 and 2013 totaled approximately $193,347 and will be recognized over a period of nine months.

During the three months ended September 30, 2016, no warrants were exercised and during the three months ended September 30, 2015, certain individuals and an entity exercised warrants to purchase 310,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 232,197 shares of Common Stock were issued. During the nine months ended September 30, 2016, certain individuals exercised warrants to purchase 722,744 shares of our Common Stock for $1,373,000 in cash and during the nine months ended September 30, 2015, certain individuals and an entity exercised warrants to purchase 1,255,485 shares of Common Stock as follows: (i) 945,485 shares of Common Stock were issued for $366,000 in cash and (ii) warrants to purchase 310,000 shares of Common Stock were exercised pursuant to the warrants’ cashless exercise provisions, wherein 232,197 shares of Common Stock were issued.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. During the nine months ended September 30, 2016, we granted 557,500 non-qualified stock options under the 2009 Plan. As of September 30, 2016, there were non-qualified stock options to purchase 17,837,449 shares of Common Stock outstanding and stock options to purchase 3,122,069 shares of Common Stock available to be issued under 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of September 30, 2016, there were non-qualified stock options to purchase 2,868,474 shares of Common Stock outstanding and stock options to purchase 7,050,000 shares of Common Stock available to be issued under 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model for options granted during the nine months ended September 30, 2016 and 2015 are set forth in the table below.

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.13-1.70%	1.47-1.54%
Volatility	70.26-71.22%	58.77-62.94%
Term (in years)	6.00-6.25	5.27-6.25
Dividend yield	0.00%	0.00%

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	20,725,325	$3.28	6.5	$146,864,184
Granted	557,500	$7.37
Exercised	(544,277)	$2.27		$3,100,742
Expired/Forfeited	(32,625)	$6.22
Balance at September 30, 2016	20,705,923	$3.42	5.8	$77,940,710
Vested and Exercisable at September 30, 2016	17,336,805	$2.69	5.2	$75,393,944
Unvested at September 30, 2016	3,369,118	$7.17	8.8	$2,546,766

At September 30, 2016, our outstanding stock options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value per share of options granted was $4.70 and $3.49 during the nine months ended September 30, 2016 and 2015, respectively. Share-based compensation expense for options recognized in our results of operations is based on vested awards. Share-based compensation expense related to options for the three months ended September 30, 2016 and 2015 was $3,982,759 and $1,626,862, respectively, and $12,294,089 and $4,328,964, for the nine months ended September 30, 2016 and 2015, respectively. We estimate forfeitures at the time of grant and revise the forfeiture rate in subsequent periods if actual forfeitures differ from the estimates. At September 30, 2016, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $10,225,000 which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.11 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2016 as a result of (i) the losses recorded during the nine months ended September 30, 2016, (ii) additional losses expected for the remainder of 2016, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2016, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 13 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our Company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, (“Catalent”), in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our Company or a committee consisting of independent directors of our Company since July 2015. During the three and nine months ended September 30, 2016, the amounts billed by Catalent were $828,062 and $2,906,838, respectively for manufacturing activities related to our clinical trials. As of September 30, 2016, there were amounts due to Catalent of $208,233.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 97% and 54% of our purchases supplied from one vendor for the nine months ended September 30, 2016 and 2015, respectively.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. Revenue generated from major customers accounted for approximately 60% of our recognized revenue for the nine months ended September 30, 2016 and revenue generated from major customers accounted for approximately 90% of our recognized revenue for the nine months ended September 30, 2015. Customers that generated more than 10% of our sales are designated as customers “A”, “B”, “C” and “D”. During the nine months ended September 30, 2016, four customers each generated more than 10% of our total revenues and during the nine months ended September 30, 2015, two customers each generated more than 10% of our total revenues. During the nine months ended September 30, 2016, customers A, B, C and D generated approximately $2,247,000, $1,890,000, $2,683,000 and $2,113,000, in revenues, respectively. During the nine months ended September 30, 2015, customers A and B generated approximately $6,930,000 and $3,005,000, in revenues, respectively. During the three months ended September 30, 2016, we centralized our distribution channel for both our retail pharmacies and wholesale partners. We also wrote off accounts receivable balances of approximately $2,200,000 related to two former customers mentioned above due to our inability to collect the outstanding balances.

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

The rental expense related to our lease during the three months ended September 30, 2016 and 2015 was approximately $182,000 and $119,000, respectively. The rental expense related to our lease during the nine months ended September 30, 2016 and 2015 was approximately $482,000 and $328,000, respectively.

As of September 30, 2016, future minimum rental payments are as follows:

Years Ending December 31,
2016 (3 months)	$152,278
2017	600,236
2018	673,236
2019	810,234
2020	824,268
Thereafter	698,421
Total minimum lease payments	$3,758,673

NOTE 16 – SUBSEQUENT EVENTS

On October 4, 2016, we entered into an agreement to lease additional administrative office space in Boca Raton, Florida, pursuant to an addendum to our existing non-cancelable operating lease. This addendum is effective beginning November 1, 2016.

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

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: our ability to maintain or increase sales of our products; our ability to develop and commercialize our hormone therapy drug candidates and obtain additional financing necessary therefor; whether the U.S. Food and Drug Administration, or FDA, will approve our new drug application for our TX-004HR product candidate and whether any such approval will occur by the Prescription Drug User Fee Act, or PDUFA, date; the length, cost and uncertain results of our clinical trials; the potential of adverse side effects or other safety risks that could preclude the approval of our hormone therapy drug candidates; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

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

Overview

We are a women’s health care company focused on developing and commercializing products targeted exclusively for women. Currently, we are focused on conducting the clinical trials and pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of advanced hormone therapy pharmaceutical products. The current drug candidates used in our clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. Our drug candidates are developed using our SYMBODATM technology to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, vitamins.

Our common stock, par value $0.001 per share, or Common Stock, is traded on the NYSE MKT under the symbol “TXMD”. We maintain websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com, and www.bocagreenmd.com. The information contained on our websites or that can be accessed through our websites does not constitute part of this Quarterly Report on Form 10-Q.

Research and Development

We have obtained the FDA acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for four of our hormone therapy drug candidates: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our applicator-free vaginal estradiol softgel with estradiol alone.

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

On September 5, 2013, we began enrollment in the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, phase 3 study of TX-001HR in postmenopausal women with an intact uterus. The study is designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe vasomotor symptoms due to menopause and the endometrial safety of TX-001HR. Patients are assigned to one of five arms, four active and one placebo, and receive study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia is an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe vasomotor symptoms is the mean change of frequency and severity of moderate to severe vasomotor symptoms at weeks four and 12 compared to placebo, as measured by the number and severity of hot flushes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flushes at screening are included in the vasomotor symptoms analysis, while all subjects are included in the endometrial hyperplasia analysis. The secondary endpoints include reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. The trial is designed to enroll approximately 1,750 patients at approximately 100 sites. We completed enrollment in the REPLENISH Trial in October 2015 and we currently anticipate that results of the trial will be reported late in the fourth quarter of 2016. Based on such timeline and assuming a successful trial, we would anticipate a New Drug Application, or NDA, for TX-001HR to be submitted as soon as the first half of 2017 and potentially accepted 60 days thereafter, and assuming an FDA review period of ten months from the receipt date to the PDUFA date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the first half of 2018. As of November 3, 2016, virtually all patients have exited the REPLENISH Trial and the incidence of consensus endometrial hyperplasia among the three pathologists for these patients is less than 1%.

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

We submitted the NDA for TX-004HR with the FDA on July 7, 2016. The FDA determined that the NDA is sufficiently complete to permit a substantive review and accepted the NDA for filing. The PDUFA target action date for the completion of the FDA’s review is May 7, 2017. The NDA submission was supported by the complete TX-004HR clinical program, including positive results of the recently completed phase 3 REJOICE Trial. The NDA submission included all three doses of TX-004HR (4 mcg, 10 mcg and 25 mcg) that were evaluated in the REJOICE Trial. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA.

As of September 30, 2016, we had 17 issued patents, which included 13 utility patents that relate to our combination progesterone and estradiol formulations, two utility patents that relate to TX-004HR, which establish an important intellectual property foundation for TX-004HR, one utility patent that relates to a pipeline transdermal patch technology, and one utility patent that relates to our OPERA® information technology platform.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug candidates. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and acquiring clinical trial materials; and costs associated with other research activities and regulatory approvals. Other research and development costs listed below consist of costs incurred with respect to drug candidates that have not received IND approval from the FDA.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities are capitalized, and were $244,335 at September 30, 2016, all of which was included in other current assets on the accompanying consolidated balance sheets. Advance payments to be expensed in future research and development activities were $1,138,073 at December 31, 2015, of which $1,009,175 was included in other current assets and $128,898 was included in long term prepaid expense on the accompanying consolidated balance sheets.

The following table indicates our research and development expense by project/category for the periods indicated (in 000s):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
TX-001HR	$7,751	$8,175	$25,101	$27,504
TX-002HR	—	6	—	18
TX-004HR	2,611	4,581	7,724	18,242
Other research and development	4,302	3,660	10,777	13,025
	$14,664	$16,422	$43,602	$58,789

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

Results of Operations

Three months ended September 30, 2016 compared with three months ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	Change
	(000s)
Revenues, net	$5,536	$5,190	$346
Cost of goods sold	1,237	1,194	43
Operating expenses	29,427	23,499	5,928
Operating loss	(25,128)	(19,503)	(5,625)
Other income	113	31	82
Net loss	$(25,015)	$(19,472)	$(5,543)

Revenues and Cost of Goods Sold

Revenues for the three months ended September 30, 2016 increased approximately $346,000, or 7%, to approximately $5,536,000, compared with approximately $5,190,000 for the three months ended September 30, 2015. This increase was primarily attributable to an increase in the number of units sold partially offset by a decrease in the average net sales price of our products. Cost of goods sold increased approximately $43,000 or 4%, to approximately $1,237,000 for the three months ended September 30, 2016, compared with approximately $1,194,000 for the three months ended September 30, 2015. Our gross margins increased to 78% for the three months ended September 30, 2016 compared to 77% for the three months ended September 30, 2015. The gross margin change was primarily attributable to a shift in product mix from the prior period.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended September 30,
	2016	2015
Research and development costs	49.8%	69.9%
Human resource costs, including salaries, benefits and taxes	20.3%	14.7%
Sales and marketing costs, excluding human resource costs	14.3%	6.2%
Professional fees for legal, accounting and consulting	4.9%	4.8%
Other operating expenses	10.7%	4.4%

Operating expenses increased by approximately $5,928,000, or 25%, to approximately $29,427,000 for the three months ended September 30, 2016, from approximately $23,499,000 for the three months ended September 30, 2015 as a result of the following items:

(000s)
Decrease in research and development costs	$(1,758)
Increase in human resource costs, including salaries, benefits and taxes	2,500
Increase in other operating expenses	2,112
Increase in sales and marketing, excluding human resource costs	2,753
Increase in professional fees for legal, accounting and consulting	321
$5,928

Research and development costs for the three months ended September 30, 2016 decreased by approximately $1,758,000, or 11%, to approximately $14,664,000, compared with approximately $16,422,000 for the three months ended September 30, 2015. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a result of the completion of patient enrollment in the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate, which were partially offset by an increase in scale up and pre-production manufacturing activities to support clinical trials and NDA approval. Research and developments costs during the three months ended September 30, 2016 included the following research and development projects.

During the three months ending September 30, 2016 and the period from February 2013 (project inception) through September 30, 2016, we have incurred approximately $7,751,000 and $89,260,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the three months ended September 30, 2016 and the period from April 2013 (project inception) through September 30, 2016, we have incurred $0 and approximately $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended September 30, 2016 and the period from August 2014 (project inception) through September 30, 2016, we have incurred approximately $2,611,000 and $31,282,000, respectively, in research and development costs with respect to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate.

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

Human resource costs, including salaries, benefits and taxes, for the three months ended September 30, 2016 increased by approximately $2,500,000, or 72%, to approximately $5,965,000, compared with approximately $3,465,000 for the three months ended September 30, 2015, primarily as a result of an increase of approximately $1,156,000 in personnel costs in the sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates and an increase of approximately $1,344,000 in non-cash compensation related to stock awards.

Other operating expense for the three months ended September 30, 2016 increased by approximately $2,112,000, or 204%, to approximately $3,146,000, compared with approximately $1,034,000 for the three months ended September 30, 2015, primarily as a result of a write-off of accounts receivable balances of approximately $2,200,000 related to former customers due to our inability to collect the outstanding balances, and increased data, computer and insurance expenses, partially offset by lower investor relations and other miscellaneous expenses.

Sales and marketing costs for the three months ended September 30, 2016 increased by approximately $2,753,000, or 190%, to approximately $4,201,000, compared with approximately $1,448,000 for the three months ended September 30, 2015, primarily as a result of increased expenses associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates coupled with an increase in commission expense.

Professional fees for the three months ended September 30, 2016 increased by approximately $321,000, or 28%, to approximately $1,450,000, compared with approximately $1,129,000 for the three months ended September 30, 2015, primarily as a result of increased legal expense.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $5,625,000, or 29%, to approximately $25,128,000 for the three months ended September 30, 2016, compared with approximately $19,503,000 for the three months ended September 30, 2015, primarily as a result of increased personnel, sales and marketing expenses to support commercialization of our hormone therapy drug candidates, higher stock-based compensation expenses, coupled with a write-off of accounts receivable balances mentioned above and an increase in professional fees and other operating expenses. This was partially offset by a decrease in research and development expenses and an increase in our revenue. As a result of the continued development of our hormone therapy drug candidates, we anticipate that we will continue to have operating losses for the near future until our hormone therapy drug candidates are approved by the FDA and brought to market, although there is no assurance that we will attain such approvals or that any marketing of our hormone therapy drug candidates, if approved, will be successful.

Other Income

Other non-operating income increased by approximately $82,000, or 265%, to approximately $113,000 for the three months ended September 30, 2016 compared with approximately $31,000 for the comparable period in 2015, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $5,543,000, or 28%, to approximately $25,015,000 for the three months ended September 30, 2016, compared with approximately $19,472,000 for the three months ended September 30, 2015. Net loss per share of Common Stock, basic and diluted, was ($0.13) for the three months ended September 30, 2016, compared with ($0.11) per share of Common Stock for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	Change
		(000s)
Revenues, net	$14,869	$14,513	$356
Cost of goods sold	3,476	3,271	205
Operating expenses	78,706	78,923	(217)
Operating loss	(67,313)	(67,681)	(368)
Other income	274	87	187
Net loss	$(67,039)	$(67,594)	$555

Revenues and Cost of Goods Sold

Revenues for the nine months ended September 30, 2016 increased approximately $356,000, or 2%, to approximately $14,869,000, compared with approximately $14,513,000 for the nine months ended September 30, 2015. This increase was primarily attributable to an increase in the number of units sold partially offset by a decrease in the average net sales price of our products. Cost of goods sold increased approximately $205,000, or 6%, to approximately $3,476,000 for the nine months ended September 30, 2016, compared with approximately $3,271,000 for the nine months ended September 30, 2015. Our gross margins of 77% for the nine months ended September 30, 2016 remained unchanged from the nine months ended September 30, 2015.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Nine Months Ended September 30,
	2016	2015
Research and development costs	55.4%	74.5%
Human resource costs, including salaries, benefits and taxes	22.0%	12.2%
Sales and marketing costs, excluding human resource costs	9.9%	5.6%
Professional fees for legal, accounting and consulting	4.6%	3.9%
Other operating expenses	8.1%	3.8%

Operating expenses decreased by approximately $217,000, or 0.3%, to approximately $78,706,000 for the nine months ended September 30, 2016, from approximately $78,923,000 for the nine months ended September 30, 2015 as a result of the following items:

(000s)
Decrease in research and development costs	$(15,187)
Increase in human resource costs, including salaries, benefits and taxes	7,665
Increase in other operating expenses	3,349
Increase in sales and marketing, excluding human resource costs	3,413
Increase in professional fees for legal, accounting and consulting	543
$(217)

Research and development costs for the nine months ended September 30, 2016 decreased by approximately $15,187,000, or 26%, to approximately $43,602,000, compared with approximately $58,789,000 for the nine months ended September 30, 2015. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a result of the completion of patient enrollment in the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate, which were partially offset by an increase in scale up and pre-production manufacturing activities to support clinical trials and NDA approval. Research and developments costs during the nine months ended September 30, 2016 included the following research and development projects.

During the nine months ending September 30, 2016 and the period from February 2013 (project inception) through September 30, 2016, we have incurred approximately $25,101,000 and $89,260,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the nine months ended September 30, 2016 and the period from April 2013 (project inception) through September 30, 2016, we have incurred $0 and approximately $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the nine months ended September 30, 2016 and the period from August 2014 (project inception) through September 30, 2016, we have incurred approximately $7,724,000 and $31,282,000, respectively, in research and development costs with respect to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate.

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

Human resource costs, including salaries, benefits and taxes, for the nine months ended September 30, 2016 increased by approximately $7,665,000, or 79%, to approximately $17,309,000, compared with approximately $9,644,000 for the nine months ended September 30, 2015, primarily as a result of an increase of approximately $2,401,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates and an increase of approximately $5,264,000 in non-cash compensation related to stock awards.

Other operating expense for the nine months ended September 30, 2016 increased by approximately $3,349,000, or 110%, to approximately $6,384,000, compared with approximately $3,035,000 for the nine months ended September 30, 2015, primarily as a result of a write-off of accounts receivable balances of approximately $2,200,000 related to former customers due to our inability to collect the outstanding balances, and higher investor relations, insurance, rent and other office expenses.

Sales and marketing costs for the nine months ended September 30, 2016 increased by approximately $3,413,000, or 78%, to approximately $7,796,000, compared with approximately $4,383,000 for the nine months ended September 30, 2015, primarily as a result of increased expenses associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates coupled with an increase in commission expense.

Professional fees for the nine months ended September 30, 2016 increased by approximately $543,000, or 18%, to approximately $3,615,000, compared with approximately $3,072,000 for the nine months ended September 30, 2015, primarily as a result of increased legal fees and consulting expenses.

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $368,000, or 0.5%, to approximately $67,313,000 for the nine months ended September 30, 2016, compared with approximately $67,681,000 for the nine months ended September 30, 2015, primarily as a result of decreased research and development expenses and an increase in our revenue, partially offset by increased stock-based compensation expenses, personnel costs and sales and marketing expenses to support commercialization of our hormone therapy drug candidates coupled with a write-off of accounts receivable balances mentioned above and an increase in professional fees and other operating expenses. As a result of the continued development of our hormone therapy drug candidates, we anticipate that we will continue to have operating losses for the near future until our hormone therapy drug candidates are approved by the FDA and brought to market, although there is no assurance that we will attain such approvals or that any marketing of our hormone therapy drug candidates, if approved, will be successful.

Other Income

Other non-operating income increased by approximately $187,000, or 215%, to approximately $274,000 for the nine months ended September 30, 2016 compared with approximately $87,000 for the comparable period in 2015, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss decreased approximately $555,000, or 0.8%, to approximately $67,039,000 for the nine months ended September 30, 2016, compared with approximately $67,594,000 for the nine months ended September 30, 2015. Net loss per share of Common Stock, basic and diluted, was ($0.34) for the nine months ended September 30, 2016, compared with ($0.39) per share of Common Stock for the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the nine months ended September 30, 2016 and the year ended December 31, 2015, we received approximately $134.9 million and $91.4 million in net proceeds, respectively, from the issuance of shares of our Common Stock. As of September 30, 2016, we had a cash balance of approximately $147.5 million, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

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

We need substantial amounts of cash to complete the clinical development of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2016	2015
	(000s)
Net cash used in operating activities	$(53,524)	$(62,434)
Net cash used in investing activities	$(863)	$(134)
Net cash provided by financing activities	$137,216	$92,330

Operating Activities

The use of cash in both periods resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. The decrease of approximately $8,910,000 in cash used in operating activities for the nine months ended September 30, 2016 compared with the comparable period in the prior year was due primarily to changes in research and development, and sales, general, and administrative costs.

Investing Activities

An increase in spending on patent and trademarks and fixed assets resulted in an increase in cash used in investing activities for the nine months ended September 30, 2016 compared with the same period in 2015.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the both the nine months ended September 30, 2016 and 2015 consisted of proceeds from underwritten public offerings of our Common Stock and stock option and warrant exercises.

Contractual Obligations

On October 4, 2016, we entered into an agreement to lease additional administrative office space in Boca Raton, Florida, pursuant to an addendum to our existing non-cancelable operating lease. This addendum is effective beginning November 1, 2016.

We have entered into long-term supply agreements with Catalent Pharma Solutions, LLC for the commercial supply of our TX-001HR and TX-004HR hormone therapy drug candidates. Under the terms of the agreements, we will be obligated to purchase certain minimum annual amounts of each product once we commence commercial sales of such product following regulatory approval of Catalent as a manufacturer of the product. We may terminate the agreement for a particular drug candidate in the event that we cease pursuit of regulatory approval for such drug candidate for certain specified reasons.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

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

During the three months ended September 30, 2016, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we currently believe would have a material adverse effect on our business or financial condition.

Item 1A.   Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 6.   Exhibits

Exhibit	Date	Description
10.1*	October 4, 2016	Third Amendment to Lease between the Company and 6800 Broken Sound, LLC.
31.1*	November 4, 2016	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	November 4, 2016	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	November 4, 2016	Section 1350 Certification of Chief Executive Officer
32.2*	November 4, 2016	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Date	Description
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRLTaxonomy Extension Presentation Linkbase Instance Document

             * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 4, 2016

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)

