Form 10-K
period 2016-12-31
TherapeuticsMD, Inc.
filed 2017-02-28
CIK 25743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number 001-00100

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (161,896,129 shares) based on the closing price of the registrant’s common stock as reported on NYSE MKT on June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,376,117,097.

As of February 21, 2017, there were outstanding 197,523,925 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10- K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

THERAPEUTICSMD, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2016

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

Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. For example, statements regarding our operations, financial position, business strategy, product development, and other plans and objectives for future operations, and assumptions and predictions about future product development and demand, research and development, marketing, expenses and sales are all forward-looking statements. These statements may be found in the items of this Annual Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, research and product development uncertainties, regulatory policies and approval requirements, competition from other businesses, market and general economic factors, and the other risks discussed in Item 1A of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

Overview

Our Company

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of our advanced hormone therapy pharmaceutical products. Our drug candidates that have completed clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. With our SYMBODA™ technology, we are developing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, iron supplements.

We have obtained U.S. Food and Drug Administration, or FDA, acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for five of our hormone therapy drug candidates. In December 2016, we announced positive top-line results from the recently completed REPLENISH Trial, our phase 3 clinical trial of TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in post-menopausal women with an intact uterus. In December 2015, we completed the REJOICE Trial, our phase 3 clinical of TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. On July 7, 2016, we submitted a New Drug Application, or NDA, for all three doses of TX-004HR that were evaluated in the REJOICE Trial. In the fourth quarter of 2016 we submitted an IND for TX-006HR, our combination estradiol and progesterone drug candidate in a topical cream form, and intend to commence phase 1 clinical trials of this drug candidate in 2017. In July 2014, we suspended enrollment in the SPRY Trial, our phase 3 clinical trial for TX-002HR, our oral progesterone alone drug candidate, and, in October 2014, we stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have no current plans to conduct clinical trials for TX-003HR, our oral estradiol alone drug candidate, and the IND for this drug candidate is currently inactive.

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

Hormone Therapy Market

The menopause hormone therapy market includes two major components: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. On November 27, 2013, the Drug Quality and Security Act of 2013, or the DQSA, became law and the FDA was given additional oversight over compounding pharmacies. We believe FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as bioidenticals when produced and sold by compounding pharmacies, are not easily measured or monitored. We estimate the sales of non-FDA approved compounded bioidentical hormone therapy combinations of estradiol and progesterone products by compounding pharmacies approximate $1.5 billion per year. According to Symphony Health Solutions PHAST Prescription Monthly by IVD, or Symphony Heath Solutions, the market for FDA-approved hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis approximated $4.5 billion based on 2016 sales. Our phase 3 clinical trials were intended to establish an indication of the safety and efficacy of our hormone therapy drug candidates at specific dosage levels. We intend our hormone therapy drug candidates, if approved, to provide hormone therapies with well characterized safety and efficacy profiles that can be consistently manufactured to target specifications. This would provide an alternative to the non-FDA approved compounded bioidentical market. This is based on our belief that our drug candidates will offer advantages in terms of demonstrated safety and efficacy, consistency in the hormone dose, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

Pipeline of our Hormone Therapy Drug Candidates

TX-001HR

TX-001HR is our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate for the treatment of moderate to severe VMS due to menopause, including hot flashes, night sweats and sleep disturbances for post-menopausal women with an intact uterus. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product. According to Symphony Health Solutions, sales of FDA-approved combinations of estrogen and progestins were approximately $603 million and sales of estradiol and progesterone on a stand-alone basis were approximately $955 million and approximately $360 million, respectively, in the United States for the 12 months ended December 31, 2016. In December 2016, we announced positive top-line results from the recently completed REPLENISH Trial, our phase 3 clinical trial of TX-001HR. We anticipate that we will submit an NDA for TX-001HR in the third quarter of 2017.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to the hormones that naturally occur in a woman’s body. In July 2014, we suspended enrollment in the SPRY Trial, our phase 3 clinical trial for TX-002HR, and, in October 2014, we stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is bioidentical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. Our IND related to TX-003HR is currently inactive.

TX-004HR

TX-004HR is our applicator-free vaginal estradiol softgel drug candidate for the treatment of dyspareunia, a symptom of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. According to Symphony Health Solutions, U.S. sales of FDA-approved products for VVA treatment were approximately $1.7 billion for the 12 months ended December 31, 2016. In December 2015, we completed the REJOICE Trial, our phase 3 clinical of TX-004HR, and on July 7, 2016, we submitted an NDA for all three doses of TX-004HR that were evaluated in the REJOICE Trial.

Preclinical Development

Based upon leveraging our SYMBODATM hormone technology, we have four preclinical projects that include development of a progesterone-alone and combination estradiol and progesterone products in a topical cream form, which we refer to as TX-005HR and TX-006HR, respectively, and transdermal patch form, which we refer to as TX-007HR and TX-008HR, respectively. We completed a proof-of-concept preclinical study of TX-005HR in 32 rats. The study used four groups of eight female ovariectomized rats, each of whom were treated with subcutaneous estradiol for eight days. On day four of treatment, they were also dosed with a placebo, subcutaneous progesterone or TX-005HR topical progesterone cream. The results, presented at North American Menopause Society, or NAMS, meeting in October 2015, showed that the progesterone in TX-005HR penetrated the skin and opposed the effect of subcutaneous estradiol on the endometrium. We submitted an IND for TX-006HR in the fourth quarter of 2016 and intend to commence phase 1 clinical trials in 2017. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We have recently conducted rat bioavailability studies on several novel, oral formulations of progesterone. In addition to menopausal treatments, we are also evaluating various other indications for our hormone technology, including oral contraception and premature ovarian failure.

Current Products

As we continue the clinical development of our hormone therapy drug candidates, we continue to manufacture and distribute our prescription and OTC product lines, consisting of prenatal vitamins, iron supplements, and natural menopause relief products under our vitaMedMD® brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD® Prena1 name. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which sales have declined steadily over time resulting in immaterial sales. All of our prenatal vitamins are gluten-, sugar-, and lactose-free. A prenatal vitamin option that is both vegan and kosher is also available for women with special dietary needs. We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients.

Industry and Market

Health Care and Pharmaceutical Market

According to the EvaluatePharma® World Preview 2016, Outlook to 2022 report, despite the global pharmaceutical industry facing pricing and market access concerns, worldwide prescription drug sales are expected to reach approximately $1.1 trillion by 2022, which would represent a compound annual growth rate of approximately 6.3% between 2016 and 2022 and there is no therapy area forecast to see a decline in sales.  There were 56 and 50 new drugs (consisting of new molecular entities and biologics) approved by FDA in 2015 and 2014, respectively.  The value of these drugs continues to be high, with U.S. five years post-launch sales of the new drugs approved in 2015 and 2014 forecast to be over $32 billion and $27 billion, respectively.

Women’s Health Care Market

According to the BBC Research report “Therapeutics for Women’s Health: Technologies and Global Markets,” menopause, post menopause osteoporosis, endometriosis, breast cancer and polycystic ovary syndrome (PCOS) are the most common issues within women’s health and the U.S. women’s health therapeutics market will grow from nearly $19.5 billion in 2015 to $25.3 billion by 2020, rising at compound annual growth rate of 5.4%. According to the GBI Research (a provider of industry-leading business intelligence solutions on a global basis) report “Women’s Health Therapeutic Market through 2018,” the women’s health therapeutics market is one of the most attractive markets in the global pharmaceutical industry. Hormone therapy, gynecological disorders, and musculoskeletal disorders in women are the prime areas of focus in the women’s health therapeutics market.

Hormone Therapy Market

Menopause is the spontaneous and permanent cessation of menstruation, which naturally occurs in most women between the ages of 40 and 58. It is defined as the final menstrual period and is confirmed when a woman has not had her period for 12 consecutive months. Hormone therapy is the most effective treatment in the United States and Canada for relief of menopausal symptoms according to NAMS. These symptoms are caused by the reduced levels of circulating estrogen as ovarian production shuts down. The symptoms include hot flashes, night sweats, sleep disturbances, and vaginal dryness. According to Symphony Health Solutions, prescriptions for FDA-approved hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis generated total U.S. sales of over $4.5 billion on over 31 million prescriptions for the 12 months ended December 31, 2016, of which prescriptions for oral hormone therapy accounted for $2.0 billion in U.S. sales on 21 million prescriptions over the same time period.

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

Hormone Therapy Products

Estrogen (with or without a progestin) is the most effective treatment of VMS and VVA due to menopause according to NAMS. According to Symphony Health Solutions, total U.S. sales of FDA-approved oral, transdermal, and suppository estrogen (with and without a progestin) hormone therapy products were approximately $3.8 billion for the 12 months ended December 31, 2016. The three primary hormone therapy products are estrogen, progestin, and combination of estrogen and progestin, which are produced in a variety of forms, including oral tablets or capsules, skin patches, gels, emulsion, or vaginal suppositories and creams.

Estrogen-Only Therapies

Estrogen therapies are used to treat VMS due to menopause that are a direct result of the decline in estrogen levels associated with ovarian shutdown at menopause. Estrogen therapy has been used to manage these symptoms for more than 50 years. Estrogen is a generic term for any substance, natural or synthetic, that exerts biological effects characteristic of estrogenic hormones, such as estradiol, a natural ovarian produced estrogen. Based upon the age demographic for all women receiving prescriptions for estrogen therapy and the average age range during which women experience VMS, we believe that estrogen is primarily used for the treatment of VMS, but also prescribed for the prevention of osteoporosis.

Estrogen-only therapy, or ET, is used primarily in women who have had a hysterectomy and/or are undergoing a surgical menopause, as those women do not require a progestin to protect the uterine endometrium from proliferation. Approximately 433,000 women undergo a hysterectomy each year in the United States according to the United States Centers for Disease Control and Prevention. ET is also used for the treatment of VVA, which has a variety of indications, including dyspareunia (painful intercourse), vaginal dryness, vaginal itching and irritation, painful urination, and other symptoms.

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

According to Symphony Health Solutions, total FDA-approved ET only U.S. sales amounted to $2.6 billion, of which $1.7 billion was specifically used for the treatment of VVA, for the 12 months ended December 31, 2016.

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

Estrogen/Progestin Combination Products

Progestins are used in combination with estrogen in post-menopausal women with uteruses to avoid an increase in the incidence of endometrial hyperplasia, which is a condition caused by chronic use of estrogen alone by a woman with a uterus and is associated with an increased incidence of uterine, or endometrial, cancer. Studies have shown that, after one year, the incidence of endometrial hyperplasia is less than 1% in women taking estrogen/progestin combinations, in contrast to up to 20% in women taking estrogen alone. In accordance with FDA recommendations, doctors typically recommend that a menopausal or post-menopausal woman who has a uterus take estrogen plus a progestin, either as a combination drug or as two separate drugs. Symphony Health Solutions estimates that sales of FDA-approved combinations of estrogen and progestins were approximately $603 million and the sales of estradiol and progesterone on the stand-alone basis were approximately $955 million and approximately $360 million, respectively, in the United States for the 12 months ended December 31, 2016.

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

Prenatal Vitamin Market

According to the Centers for Disease Control and Prevention, there are approximately four million births per year in the U.S. Of women giving birth in the U.S., the U.S. Department of Health and Human Services reports that approximately 73% received early prenatal care in the first trimester, while 6% began prenatal care in the third trimester or did not receive any prenatal care. Most doctors encourage taking a prenatal vitamin as the recommended standard of care. Prenatal vitamins are dietary supplements intended to be taken before and during pregnancy and during postnatal lactation that provide nutrients recognized by various health organizations as helpful for a healthy pregnancy outcome.

There are hundreds of prenatal vitamins available, with both prescription and OTC choices. According to Symphony Health Solutions, during the 12 months ended December 31, 2016, approximately 6.3 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $353.8 million, with sales between branded and generic products split nearly evenly.

Our Business Model

We are a women’s health care company focused on creating and commercializing products exclusively for women, including products specifically for pregnancy, childbirth, nursing, pre-menopause, and menopause. We have utilized our current product lines as the foundation of our business platform. If approved and commercialized, our hormone therapy drug candidates will allow us to enter the $4.5 billion market for FDA-approved hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis, based on 2016 total U.S. sales of the hormone therapy market, according to Symphony Health Solutions.

Our current product line is marketed and sold by a direct national sales force that calls on health care providers in the OB/GYN market space, as well as through our websites to consumers who have been referred to our websites by physicians or direct marketing efforts. We market our prescription and OTC prenatal vitamins and other products under our vitaMedMD brand name and authorized generic formulations of our prescription prenatal vitamin products under our BocaGreenMD Prena1 brand name. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which sales have declined steadily over time resulting in immaterial sales. We believe that our vitaMedMD brand name has become a recognized name for high quality women’s health care, while our BocaGreenMD products provide physicians, women, and payors with a lower Wholesale Acquisition Cost (WAC) alternative for prenatal vitamins. We intend to leverage our existing relationships and distribution system to introduce our hormone therapy drug candidates, if approved, which we believe will enable us to provide a comprehensive line of women’s health care products all under one brand.

Our sales model focuses on the “4Ps”: patient, provider, pharmacist, and payor. We market and sell our current products primarily through a direct national sales force of approximately 38 full-time professionals that calls on health care providers in the OB/GYN market space. In addition, our products allow health care providers to offer an alternative to patients to meet their individual nutritional and financial requirements related to co-payment and cost-of-care considerations and help patients realize cost savings over competing products. We also believe that our combination of branded and authorized generic lines offers physicians, women, and payors cost-effective alternatives for top-quality care. We supply our prescription products to consumers through retail pharmacies nationwide. Our fully staffed customer care center uses current customer relationship management software to respond to health care providers, pharmacies, and consumers via incoming and outgoing telephone calls, e-mails, and live-chat. As of January 1, 2017, we stopped selling our products through our websites directly to consumers.

As health care becomes increasingly consumer driven, patients are seeking more information, control, and convenience, which places additional time and financial pressures on physicians, and as a result, physicians are looking for improved ways to provide better service to their patients. A recent study by IMS Health Inc. concluded that physicians desire fewer but more encompassing relationships with companies that can provide more valuable information, deliver more relevant services, and better respond to specific needs of their practice and patients. Our goal is to meet this challenge by focusing on the opportunities in women’s health, specifically the OB/GYN market, to provide a better customer experience for physician, payor, pharmacist, and patient through the following means:

●	We believe we will offer physicians a comprehensive product line of women’s health care products, including our hormone therapy drug candidates, if approved.

●	Our hormone therapy drug candidates are designed to use the lowest effective dose for the shortest duration.

●	We believe the attributes of our dietary supplements will result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality products incorporating patented ingredients, such as Quatrefolic®, FOLMAX®, FePlus®, and pur-DHA™. All of our prenatal vitamins are gluten-, sugar-, and lactose-free.

●	We strive to improve our existing products and develop new products to generate additional revenue through our existing sales channels.

●	We believe health care providers are able to offer alternatives to patients that meet the patient’s individual nutritional and financial requirements and help patients realize cost savings over competing products.

●	Improved patient education, a high level of patient compliance, and reduced cost of products all result in lower cost of care for payors and improved outcomes for patients.

Our Growth Strategy

We are a women’s health care company with a corporate culture designed to foster innovation in the development and commercialization of products that address the needs of patients, pharmacists, payers and providers in the twenty-first century.

We believe that building a culture of innovation around patient needs and opportunities, rather than focusing on specific drugs, will enable us to effectively develop and commercialize our products.

Exclusive Focus on Women’s Health Issues. For the last seven years, we have steadily developed relationships with many of the largest OB/GYN practices in the country through the sales of our line of prenatal vitamins. Our singular focus on women’s health issues will enable us to continue to build long-term relationships with women as they move through their life cycles of family planning through menopause.

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

Penetrate Compounding Market with FDA-approved Products. As we are not aware of any current FDA-approved hormone therapy combination products that are bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries, we believe that our hormone therapy drug candidate for combined estradiol and progesterone, if approved by the FDA, will provide a safer and more effective alternative to non-FDA approved compounded bioidentical hormone therapy products, at a lower price to patients since most insurance companies do not provide coverage for non-FDA approved compounded products. We intend to work with independent and community based pharmacies that currently compound bioidentical hormone therapy products to help them transition their patients to our hormone therapy products, if approved. We recently launched the BIO-IGNITE™ program, an outreach program to quantify the number of compounded bio-identical estradiol and progesterone prescriptions currently dispensed by the 3,000-3,500 high-volume compounding pharmacies and qualify their interests in dispensing our hormone therapy product candidates, if approved.  As part of the BIO-IGNITE™ program, we intend to work with compounding pharmacies to identify the number of compounded estradiol and progesterone prescriptions that are directly substitutable by the two potential doses of TX-001HR, if approved, and to enter into agreements with such pharmacies to dispense our hormone therapy products in lieu of compounding, if approved.

Multi-Channel Marketing Emphasis. We plan to continue our emphasis on large group OB/GYN practices that provide opportunities to reach large patient bases and that are receptive to the data and savings we provide. We believe this will effectively position us for the launch of our hormone therapy products, if approved.

In addition, proliferation of digital technology has dramatically increased the amount of information to available to patients and providers putting more power in their hands. We believe this makes patient/provider engagement and experience a more important lever for life sciences companies and that providing patients and providers with important information whenever and however they want it, on a real-time basis, is a critical piece of serving this market.

Multiple Sales Partners. We plan to continue to pursue multiple sales partners, including large chain pharmacies, independent community pharmacies, mail order and compounding and specialty pharmacies. We believe providing a higher level of customer care through unique programs targeted at each of these sales partners can produce better outcomes and value for the patient, provider and payer.

Geographical Expansion. We plan to expand our geographic market and sales team to approximately 100 professionals.

Introducing New Products. We continue to develop our hormone therapy drug candidates consisting of (1) an oral combination of progesterone and estradiol drug candidate (TX-001HR), and (2) a vaginal estradiol softgel drug candidate (TX-004HR).

Our Current Product Lines

We offer a wide range of products targeted for women’s health specifically associated with pregnancy, child birth, nursing, post-child birth, and menopause, including prescription and OTC prenatal vitamins, iron supplements, and a natural menopause relief product under our vitaMedMD brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD Prena1 name. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which sales have declined steadily over time resulting in immaterial sales.

For the years ended December 31, 2016, 2015, and 2014, approximately 99.8%, 99.5%, and 98%, respectively, of our consolidated revenue was generated by our prenatal vitamin products.

In March 2012, we launched our first prescription prenatal vitamin, vitaMedMD Plus Rx, with subsequent launches of our second prescription prenatal vitamin, vitaMedMD One Rx, in April 2012 and our third prescription prenatal vitamin, vitaMedMD RediChew™ Rx, in May 2012. In the fourth quarter of 2012, we launched our BocaGreenMD Prena1 line of prescription prenatal vitamins, which included three prescription prenatal vitamins that were authorized generic formulations of our vitaMedMD-branded prescription prenatal vitamins. In the first quarter of 2014, we introduced a new prescription prenatal vitamin product under our branded vitaMedMD name as vitaPearl and under our authorized generic Prena1 name as Prena1 Pearl, which features a unique, proprietary combination of FOLMAX™, FePlus™, and pur-DHA™. In January 2016 we launched vitaTrue. Our current product line is detailed below.

vitaTrueTM

vitaTrueTM is our newest prescription prenatal vitamin and is targeted at health-conscious consumers. vitaTrueTM is the first and only vegan and kosher prenatal vitamin with 40% more folic acid than the leading prescription prenatal vitamin. vitaTrueTM contains a complete multivitamin with 16 essential vitamins and minerals and 300 mg of plant based docosahexaenoic acid, or DHA. vitaTrue is fish, gluten, lactose, and sugar free.

vitaPearl™

vitaPearl is our leading prescription prenatal vitamin and is a complete prenatal vitamin in one tiny pearl. vitaPearl provides 40% more folic acid than the leading prescription prenatal vitamin. vitaPearl delivers 14 key vitamins and minerals plus 200 mg of DHA, providing comprehensive support for a woman and her body whether she is planning a pregnancy, pregnant, or nursing.

vitaMedMD Plus (Prenatal Women’s Multivitamin + DHA™)

vitaMedMD Plus Prenatal is a once-daily, two pill combo pack that contains a complete multivitamin with 16 essential vitamins and minerals and 300 mg of plant based DHA. As of January 1, 2017, we ceased manufacturing and distributing vitaMedMD Plus Prenatal.

vitaMedMD One Prenatal Multivitamin

vitaMedMD One is a single-dose daily multivitamin that provides 14 vitamins and minerals and 200 mg of plant-based DHA. Each convenient, easy-to-swallow softgel also features 975 mcg of folic acid. As of January 1, 2017, we ceased manufacturing and distributing vitaMedMD One.

vitaMedMD Plus Rx Prenatal Multivitamin

vitaMedMD Plus Rx is a once-daily, two pill combo prescription product containing one prenatal vitamin tablet with Quatrefolic®, the fourth generation folate, and one plant-based DHA 300 mg capsule. Quatrefolic® is a registered trademark of Gnosis S.P.A. All minerals, including iron, zinc, and copper, are chelated to improve absorption. As of end of third quarter of 2016, we ceased manufacturing and distributing vitaMedMD Plus Rx Prenatal Multivitamin and replaced it with vitaTrue.TM.

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

vitaMedMD Menopause Relief with Lifenol® Plus Bone Support

vitaMedMD Menopause Relief with Lifenol® Plus Bone Support offers a natural treatment for hot flashes, night sweats, and mood disturbances. Each single tablet dosage delivers 120 mg of Lifenol®, a well-studied female hops extract recognized for its potency and support in alleviating hot flashes, plus plant phytoestrogens. It also includes calcium and vitamin D3 for added bone support. As of January 1, 2017, we ceased manufacturing and distributing vitaMedMD Menopause Relief with Lifenol®.

vitaMedMD Vitamin D3 50,000 IU

vitaMedMD Vitamin D3 50,000 IU is a dietary supplement provided in a small, easy-to-swallow gel capsule that help replenish and maintain beneficial levels of vitamin D in the body. Sustaining adequate levels of vitamin D in the body is essential to bone health, enhancing the absorption of calcium and phosphorus. Vitamin D3, also known as cholecalciferol, is considered the most preferred form of vitamin D as it is the most active form of the nutrient. We believe vitaMedMD Vitamin D3 50,000 IU is ideal for pregnant, breastfeeding, and menopausal women to sustain adequate levels of vitamin D. As of January 1, 2017, we ceased manufacturing and distributing vitaMedMD Vitamin D3 50,000 IU.

BocaGreenMD Prena1 Pearl

BocaGreenMD Prena1 Pearl is an authorized generic of vitaPearl, a complete prescription prenatal vitamin in one tiny pearl.

BocaGreenMD Prena1 Chew

BocaGreenMD Prena1 Chew is an authorized generic of vitaMedMD RediChew Rx, a prescription, single daily easy-to-chew, vanilla-flavored, chewable tablet.

Our Hormone Therapy Drug Candidates

We have obtained FDA acceptance of our IND applications to conduct clinical trials for five of our hormone therapy drug candidates. In December 2016, we announced positive top-line results from the recently completed REPLENISH Trial, our phase 3 clinical trial of TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe VMS due to menopause in post-menopausal women with an intact uterus. In December 2015, we completed the REJOICE Trial, our phase 3 clinical of TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. On July 7, 2016, we submitted a NDA for all three doses of TX-004HR that were evaluated in the REJOICE Trial. In the fourth quarter of 2016 we submitted an IND for TX-006HR, our combination estradiol and progesterone drug candidate in a topical cream form, and intend to commence phase 1 clinical trials of this drug candidate in 2017. In July 2014, we suspended enrollment in the SPRY Trial, our phase 3 clinical trial for TX-002HR, our oral progesterone alone drug candidate, and, in October 2014, we stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have no current plans to conduct clinical trials for TX-003HR, our oral estradiol alone drug candidate, and the IND for this drug candidate is currently inactive.

TX-001HR

TX-001HR is our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate for the treatment of moderate to severe VMS due to menopause, including hot flashes, night sweats and sleep disturbances in post-menopausal women with an intact uterus. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

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

On September 5, 2013, we began enrollment in the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, phase 3 clinical trial of TX-001HR in postmenopausal women with an intact uterus. The trial was designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe VMS due to menopause and the endometrial safety of TX-001HR. Patients were assigned to one of five arms, four active and one placebo, and received study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia was an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe VMS was the mean change of frequency and severity of moderate to severe VMS at weeks four and 12 compared to placebo, as measured by the number and severity of hot flashes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flashes at screening were included in the VMS analysis, while all subjects were included in the endometrial hyperplasia analysis. The secondary endpoints included reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. The trial evaluated 1,835 patients between 40 and 65 years old at 111 sites. On December 5, 2016, we announced positive topline data for the REPLENISH Trial.

The REPLENISH Trial evaluated four doses of TX-001HR and placebo; the doses studied were:

●	17ß-estradiol 1 mg/progesterone 100 mg (n = 416)
●	17ß-estradiol 0.5 mg/progesterone 100 mg (n = 423)
●	17ß-estradiol 0.5 mg/progesterone 50 mg (n = 421)
●	17ß-estradiol 0.25 mg/progesterone 50 mg (n = 424)
●	Placebo (n = 151)

The REPLENISH Trial results demonstrated:

● TX-001HR estradiol 1 mg/progesterone 100 mg and TX-001HR estradiol 0.5 mg/progesterone 100 mg both achieved all four of the co-primary efficacy endpoints and the primary safety endpoint.

● TX-001HR estradiol 1 mg/progesterone 100 mg and TX-001HR estradiol 0.5 mg/progesterone 100 mg both demonstrated a statistically significant and clinically meaningful reduction from baseline in both the frequency and severity of hot flashes compared to placebo.

● TX-001HR estradiol 0.5 mg/progesterone 50 mg and TX-001HR estradiol 0.25 mg/progesterone 50 mg were not statistically significant at all of the co-primary efficacy endpoints. The estradiol 0.25 mg/progesterone 50 mg dose was included in the clinical trial as a non-effective dose to meet the recommendation of the FDA guidance to identify the lowest effective dose.

● The incidence of consensus endometrial hyperplasia or malignancy was 0 percent across all four TX-001HR doses, meeting the recommendations established by the U.S. Food and Drug Agency’s (FDA) draft guidance.

As outlined in the FDA guidance, the co-primary efficacy endpoints in the REPLENISH Trial were the change from baseline in the number and severity of hot flashes at weeks four and 12 as compared to placebo. The primary safety endpoint was the incidence of endometrial hyperplasia with up to 12 months of treatment. General safety was also evaluated.

The results of the REPLENISH Trial are summarized in the table below (p-values of < 0.05 meet FDA guidance and support evidence of efficacy):

Replenish Trial Co-Primary Efficacy Endpoints: Mean Change in Frequency and Severity of Hot Flashes Per Week Versus Placebo at Weeks 4 and 12, VMS-MITT Population

Estradiol/Progesterone	1 mg/100 mg	0.5 mg/100 mg	0.5 mg/50 mg	0.25 mg/50 mg	Placebo
	(n = 141)	(n = 149)	(n = 147)	(n = 154)	(n = 135)

		Frequency

Week 4 P-value versus placebo	<0.001	0.013	0.141	0.001	—
Week 12 P-value versus placebo	<0.001	<0.001	0.002	<0.001	—

		Severity

Week 4 P-value versus placebo	0.031	0.005	0.401	0.100	—
Week 12 P-value versus placebo	<0.001	<0.001	0.018	0.096	—

Replenish Trial Primary Safety Endpoint: Incidence of Consensus Endometrial Hyperplasia or Malignancy up to 12 months, Endometrial Safety PopulationŦ

Endometrial Hyperplasia	0% (0/280)	0% (0/303)	0% (0/306)	0% (0/274)	0% (0/92)

MITT = Modified intent to treat

ŦPer FDA, consensus hyperplasia refers to the concurrence of two of the three pathologists be accepted as the final diagnosis

We anticipate that we will submit an NDA for TX-001HR to the FDA in the third quarter of 2017. Assuming that the NDA is accepted 60 days thereafter and an FDA review period of ten months from the receipt date to the Prescription Drug User Fee Act, or PDUFA, date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the first half of 2018.

According to Symphony Health Solutions, sales of FDA-approved combinations of estrogen and progestins were approximately $603 million and the sales of estradiol and progesterone on a stand-alone basis were approximately $955 million and approximately $360 million, respectively, in the United States for the 12 months ended December 31, 2016.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board, or IRB, approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we suspended enrollment and in October 2014 we stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is bioidentical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. Our IND related to TX-003HR is currently inactive.

TX-004HR

TX-004HR is our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia, a symptom of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. TX-004HR features our SYMBODATM technology. This allows for the production of cohesive, stable formulations and provides content uniformity and accuracy of dosing strengths for TX-004HR. We initiated the REJOICE Trial, a randomized, multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of three doses — 25 mcg, 10 mcg and 4 mcg (compared to placebo) — of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause.

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

The following table sets forth the statistical significance of the REJOICE Trial results for the four pre-specified co-primary efficacy endpoints, based on mean changes from baseline to week 12 compared to placebo.  Based on our analyses of the REJOICE Trial data, statistical significance of the results for the co-primary endpoint of severity of participants’ self-reported moderate to severe dyspareunia as the most bothersome symptom of VVA has improved for all three doses from the results originally reported.

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

We submitted the NDA for TX-004HR with the FDA on July 7, 2016. The FDA determined that the NDA is sufficiently complete to permit a substantive review and accepted the NDA for filing. The PDUFA target action date for the completion of the FDA’s review is May 7, 2017. The NDA submission was supported by the complete TX-004HR clinical program, including positive results of the phase 3 REJOICE Trial. The NDA submission included all three doses of TX-004HR (4 mcg, 10 mcg and 25 mcg) that were evaluated in the REJOICE Trial. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA.

According to Symphony Health Solutions, the total FDA-approved market for VVA treatment was approximately $1.7 billion in U.S. sales for the 12 months ended December 31, 2016.

On November 10, 2015, the FDA held a scientific workshop on labeling “lower” dose estrogen-alone products for symptoms of VVA to provide an opportunity for the FDA to obtain input from experts on several topics related to the product label of lower dose estrogen-alone products approved solely for the treatment of moderate to severe symptoms of VVA due to menopause. According to the FDA, lower-dose estrogen products means products that contain less than the 0.625 mg of conjugated estrogens used in the WHI study and estradiol products containing 0.0375 mg and below. Discussion topics at the workshop included the relevance of the boxed warnings based on data from the WHI to the lower dose estrogen-alone products; certain members in the scientific/medical community have questioned whether the boxed warnings section in the labeling, which is currently required to be included on all estrogen products, is applicable in whole or in part to these lower-dose estrogen products. The boxed warnings include: (1) an increased risk of endometrial cancer in women with a uterus who uses unopposed estrogens, (2) estrogen therapy with or without progestins should not be used for the prevention of cardiovascular disease or dementia, (3) an increased risk of stroke and deep vein thrombosis (DVT) in women treated with estrogen-alone, (4) an increased risk of probable dementia in postmenopausal women 65 years of age and older treated with estrogen-alone, (5) an increased risk of invasive breast cancer in women treated with estrogen plus progestin, and (6) to use the lowest effective dose for the shortest duration. It is unknown at this time what, if any, changes the FDA may propose with respect to the boxed warnings on lower dose estrogen-alone products for symptoms of VVA or whether such label changes would be applicable to TX-004HR, if approved.

As of December 31, 2016, we had 17 issued patents, which included 13 utility patents that relate to our combination progesterone and estradiol formulations, two utility patents that relate to TX-004HR, which establishes an important intellectual property foundation for TX-004HR, one utility patent that relates to a pipeline transdermal patch technology, and one utility patent that relates to our OPERA® information technology platform.

Preclinical Development

Based upon leveraging our SYMBODATM hormone technology, we have four preclinical projects that include development of a progesterone-alone and combination estradiol and progesterone products in a topical cream form, which we refer to as TX-005HR and TX-006HR, respectively, and transdermal patch form, which we refer to as TX-007HR and TX-008HR, respectively. We completed a proof-of-concept preclinical study of TX-005HR in 32 rats. The study used four groups of eight female ovariectomized rats, each of whom were treated with subcutaneous estradiol for eight days. On day four of treatment, they were also dosed with placebo, subcutaneous progesterone or TX-005HR topical progesterone cream. The results, presented at the NAMS meeting in October 2015, showed that the progesterone in TX-005HR penetrated the skin and opposed the effect of subcutaneous estradiol on the endometrium. We submitted an IND for TX-006HR in the fourth quarter of 2016 and intend to commence phase 1 clinical trials in 2017. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We have recently conducted rat bioavailability studies on several novel, oral formulations of progesterone. In addition to menopausal treatments, we are also evaluating various other indications for our hormone technology, including oral contraception and premature ovarian failure.

Sales and Marketing

Although our direct national sales force is similar to that of a traditional pharmaceutical company in that sales representatives call on OB/GYN practices to provide education and sampling, we believe our sales representatives are more customer-centric in their sales approach by offering physicians more than just differences in our products from the competition; they are also able to offer physicians opportunities to assist their patients in obtaining products in a cost-efficient manner.

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

Online Commerce

A vast majority of our OTC product sales were completed online. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which sales have declined steadily over time resulting in immaterial sales. As a result, as of January 1, 2017, we stopped selling our products through our websites directly to consumers.

Sales Concentration

See Note 12 to the consolidated financial statements included in this Annual Report for a discussion of the concentration of sales of our prescription prenatal vitamin products.

Commercialization

We cannot market or promote a new product until a marketing application has been approved by the FDA. The PDUFA date is a target date and is usually set at 10 months after the NDA is accepted for filing. The NDA for our TX-004HR hormone therapy drug candidate has a PDUFA target action date of May 7, 2017. We believe that it will be possible for us to access the United States market through a specialty sales force. Subject to receiving marketing authorization in the United States, we expect to commence commercialization via our then-in-place sales and marketing organization. If approved, we plan to launch this product in the fourth quarter of 2017.

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

TX-001HR is our combination estradiol and progesterone drug candidate for the treatment of moderate to severe VMS due to menopause. The combination of estradiol and progesterone for the treatment of moderate to severe VMS due to menopause for postmenopausal women with an intact uterus is comprised of two components: the FDA-approved drug market and the non-FDA-approved compounded drug market. According to Symphony Health Solutions, sales of FDA-approved combinations of estrogen and progestins were approximately $603 million and the sales of estradiol and progesterone on a stand-alone basis were $955 million and $360 million, respectively, in the United States for the 12 months ended December 31, 2016.

The largest competitors in the FDA-approved market are Pfizer (PREMPRO), MYLAN, BARR (generic estradiol) and Noven (Minivelle), with sales of PREMPRO constituting a majority of such sales. None of the current FDA-approved drugs for the treatment of moderate to severe VMS due to menopause is bioidentical to the estradiol and progesterone produced by the ovaries. Based on various reports, including data recently presented at NAMS, "Knowledge, Use, and Prescribing of Custom-Compounded Bioidentical Hormones for Menopausal Women: It’s Not What You Think," by JoAnn V. Pinkerton, et al., we estimate that U.S. sales of non-FDA-approved compounded combination estradiol and progesterone products approximate $1.5 billion per year. The market for non-FDA-approved compounded hormone therapy products is generally considered very fragmented because the products are prepared and sold by individual compounding pharmacies. We believe that TX-001HR, if approved by the FDA, would represent the first time a combination product of estradiol and progesterone that is bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

TX-004HR is our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia, a symptom of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. According to Symphony Health Solutions, the FDA-approved U.S. market for treatment of VVA in post-menopausal women was approximately $1.7 billion for the 12 months ended December 31, 2016. Approximately $1.5 billion of such sales were by three products currently on the market: Pfizer (PREMARIN cream), Allergan (ESTRACE cream) and Novo Nordisk (Vagifem tablets). We believe that TX-004HR, if approved by the FDA, will be at least as effective as the existing treatments for VVA because of an early onset of action with less systemic exposure inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. An authorized generic for Vagifem was approved by the FDA and launched in the fourth quarter of 2016. Also, a new product – Intrarosa@ prasterone – was approved by the FDA for the treatment of dyspareunia in November 2016 and was licensed for commercialization in early 2017.

Prenatal Vitamin Market

The prenatal vitamin market is highly fragmented, with dozens of companies selling hundreds of competitive products. Prenatal vitamin products are marketed as either OTC products or prescription products, with many companies marketing their products through both channels. According to Symphony Health Solutions, during the 12 months ended December 31, 2016, approximately 6.3 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $353.8 million.

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

Manufacturing of Our Products; Availability of and Dependence Upon Suppliers; Raw Materials for Our Products

We will rely on third-party CMOs for the commercial supply of our hormone therapy drug candidates. The regulations for manufacturing of approved drugs are significantly more stringent than the standards for manufacturing supplements or drug product for clinical trials and we will rely on our CMOs to manufacture our products in accordance with our specifications and applicable regulatory requirements.  We have entered into long-term supply agreements with Catalent Pharma Solutions, LLC, or Catalent, for the commercial supply of our TX-001HR and TX- 004HR hormone therapy drug candidates, if approved. Under the terms of the agreements, we will be obligated to purchase certain minimum annual amounts of each product once we commence commercial sales of such product following regulatory approval of Catalent as a manufacturer of the product. We may terminate the agreement for a particular drug candidate in the event that we cease pursuit of regulatory approval for such drug candidate for certain specified reasons. If we are unable to obtain sufficient quantities of drug candidates or receive raw materials in a timely manner, we could be required to delay our manufacturing and seek alternative manufacturers, which would be costly and time-consuming. The hormone therapy drug candidates used in our recently completed phase 3 clinical trials for TX-001HR and TX-004HR were manufactured by a different CMO.

We use third-party manufacturers to manufacture and package our vitamin and supplement products, as well as meet applicable contract and regulatory requirements.  We currently obtain approximately 98% of our vitaMedMD and BocaGreen products from Lang Pharma Nutrition, or Lang, a full-service, private label and corporate brand manufacturer specializing in premium health benefit driven products, including medical foods, nutritional supplements, beverages, bars, and functional foods in the dietary supplement category. As a result, we are dependent on Lang and its subcontractors for the manufacture of most of our vitamin and supplement products.  In addition to manufacturing, Lang also provides a variety of additional services to us, including development processes, prototype development, raw materials sourcing, regulatory review, and packaging production.  We believe that Lang maintains multiple supply and purchasing relationships throughout the raw materials marketplace to provide an uninterrupted supply of product to meet our manufacturing requirements.

We have experienced no difficulties in obtaining the vitamin and supplement products we need in the amounts we require and do not anticipate those issues in the future.  We believe the terms of our agreements with Lang are competitive with other suppliers and manufacturers. At present, we believe our relationship with Lang is excellent, and we intend to continue to use Lang as our third-party manufacturer for most of our vitamins and supplements.  Although we anticipate continuing our relationship with Lang, we believe that we could obtain similar terms with other suppliers to provide the same services in the event our relationship with Lang terminates. Accordingly, we do not believe that such termination would have a material adverse effect on our business.

Quality Control for our Products

Our products are required to be manufactured in accordance with the FDA’s current Good Manufacturing Practice, or cGMPs.  In order to approve an NDA, the FDA must assure that the proposed manufacturing facilities for our drug candidates are in compliance with the FDA’s cGMP regulations, which may include an FDA Pre-Approval Inspection Process, or PAI. We depend on our third-party suppliers and manufacturers for continued compliance with cGMP requirements, which are higher standards than we have been required to comply with in the past. To comply with these drug commercialization standards, we have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our suppliers. In addition, we have contracted with Catalent, an established manufacturer of soft gel drug products, to manufacture the commercial supply for both our TX-001HR and TX-004HR hormone therapy drug candidates. Although Catalent has received Form 483 observations from FDA inspections in the past, we are not aware of any open FDA investigations into its manufacturing processes at the facilities that would be used to manufacture our products, if approved. We anticipate that as part of the PAI of our NDA for TX-004HR the FDA may inspect Catalent’s such facilities.

The CMO that manufactured the hormone therapy drug candidates used in our recently completed phase 3 clinical trials for TX-001HR and TX-004HR was recently inspected by the FDA, which issued it a Form FDA-483 listing various observations, some of which pertained to the clinical supply of our TX-001HR and TX-004HR drug candidates. The CMO has submitted its written response to the Form 483 observations to the FDA, which we believe will satisfactorily address the FDA’s observations with respect to the clinical supply of our TX-001HR and TX-004HR drug candidates. We do not believe that the observations made by the FDA with respect to the CMO will have a material adverse effect on the FDA’s review of our NDA for TX-004HR or the timing of our anticipated submission of an NDA for TX-001HR. We believe the inspection was not conducted as part of the FDA’s review of our NDA for TX-004HR. As noted above, we have contracted with a different CMO, Catalent, to provide the commercial supply of our TX-001HR and TX- 004HR hormone therapy drug candidates.

Our quality assurance team establishes controls that are designed to document and test every stage of the manufacturing process to ensure that our contract manufacturers meet product specifications and that our finished products contain the correct ingredients, purity, strength, and composition in compliance with FDA regulations. Our contractors test incoming raw materials and finished goods to ensure they meet or exceed FDA and U.S. Pharmacopeia standards (when applicable), including quantitative and qualitative assay and microbial and heavy metal contamination (as appropriate).

Distribution of our Products

During the third quarter of 2016, we centralized the distribution channel for both our retail pharmacy distributors and wholesale distributors, in order to facilitate sales to a broader population of retail pharmacies. In addition to third-party logistics providers, we use some of the same national and regional distributors as other pharmaceutical companies, including Cardinal, McKesson, AmerisourceBergen, H.D. Smith, and Smith Drug. Wholesaler product inventory is monitored daily and sales out is monitored weekly. National and regional retail pharmacies are also an area of focus to make sure our products are purchased and dispensed properly.

Customer Service

Our goal is 100% customer satisfaction by consistently delivering superior customer experiences before, during, and after the sale. To achieve this goal, we maintain a fully-staffed customer care center that uses current customer relationship management software to respond to health care providers, pharmacies, and consumers. We believe our customer service initiatives allow us to establish and maintain long-term customer relationships and facilitate repeat visits and purchases. We also facilitate repeat customer orders through our auto-ship feature.

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

Our Return Policy

We sell our prescription products through third-party logistics providers, wholesale distributors, and retail pharmacy distributors, all of whom may return a product within six months prior to and twelve months after the expiration date of the product. Once customers buy a prescription product from the pharmacy, the product may not be returned.

Customers may return or exchange our non-prescription products for any reason by returning the product within 30 days of receipt. We will refund the entire purchase price, less shipping. The customer is responsible for the cost of returning the products to us, except in cases in which the product is being returned because of a defect or an error made in our order fulfillment. If the purchased product exceeded a 30-day supply, the unused product must be returned to receive the full refund. All unopened OTC products may be exchanged for different products; the customer will be responsible for the difference in price if the replacement product is more expensive or we will refund the difference if the replacement product is less expensive. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which sales have declined steadily over time resulting in immaterial sales.

Our Quality Guarantee

We proudly stand behind the quality of our products. We believe our guarantee makes it easy, convenient, and safe for customers to purchase our products. Under our quality guarantee, we:

●	ensure the potency and quality of our vitamin products;
●	help health care providers and payors by delivering information on patient compliance and satisfaction; and
●	provide a 30-day money back guarantee for all of our OTC products.

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

We intend for our hormone therapy drug candidates, if approved, to provide an alternative to the non-FDA-approved compounded bioidentical market based on our belief that our drug candidates will offer advantages in terms of proven safety, efficacy, and stability, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

Our research and development expenses were $53.9 million in 2016, $72.0 million in 2015, and $43.2 million in 2014.

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

       In addition to numerous pending patent applications, as of December 31, 2016, we had 17 issued patents, including:

●	13 utility patents that relate to our combination progesterone and estradiol drug candidates, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	two utility patents that relate to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate, which establish an important intellectual property foundation for TX-004HR, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2033 and 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	one utility patent that relates to a pipeline transdermal patch technology, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2032. We have pending patent applications with respect to this technology in Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa; and
●	one utility patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029.

As of December 31, 2016, we had filed 39 non-provisional and 30 provisional patent applications with the U.S. Patent and Trademark Office, or the USPTO, with respect to our hormone therapy drug candidates, including issued patents, and 74 international patent applications with respect to our hormone therapy drug candidates, including Patent Cooperation Treaty (PCT) and national stage filings.

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

Pharmaceutical Regulation

The process required by the FDA before a new drug product may be marketed in the United States generally involves the following:

•	completion of or reference to extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	submission to the FDA of an IND application under which the holder may begin conducting human clinical trials, provided that the FDA does not object; the IND must be updated annually;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication; and
•	submission to the FDA of an NDA after completion of all pivotal clinical trials.

An IND application is a request for authorization from the FDA to administer an investigational drug product to humans. We currently have effective INDs for all of our hormone therapy drug candidates, although we have no current plans to conduct clinical trials for TX-003HR.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, or cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in the clinical trial. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the study until completed and re-assess and approve the study at least annually. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

During the course of a clinical trial, we are required to inform the FDA and the IRB about adverse events associated with our drug candidate. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group reviews unblinded data from clinical trials and provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climates.

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

After regulatory approval of a drug product is obtained, we would be required to comply with a number of post-approval requirements. As a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long-term stability of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive, and record keeping requirements. For example, Catalent Pharma Solutions, LLC, or Catalent, the contract manufacturing organization, or CMO, that we have contracted with for the commercial supply of our TX-001HR and TX-004HR hormone therapy drug candidates, if approved, was issued a Form FDA-483 in 2016 with respect to its softgel manufacturing plant that will be used for the manufacture of the commercial supply of TX-001HR and TX- 004HR, if approved.  The corrective actions identified in Catalent’s response to the Form 483 have been completed and we are not aware of any open FDA investigations into Catalent’s manufacturing processes at this facility.

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

However, for approximately 50 years, the FDA left regulation of compounding pharmacies to the states. In 1992, in response to various safety concerns, the FDA issued a Compliance Policy Guide, which announced that the “FDA may, in the exercise of its enforcement discretion, initiate federal enforcement actions...when the scope and nature of a pharmacy’s activities raises the kinds of concerns normally associated with a manufacturer and...results in significant violations of the new drug, adulteration, or misbranding provisions of the Act.” Thereafter, Congress enacted the Food and Drug Administration Modernization Act of 1997, or FDAMA, which sought to clarify FDA’s regulatory authority over compounding pharmacies. FDAMA exempted “compounded drugs” from the FDA’s standard drug approval requirements as long as the providers of those drugs abide by several restrictions, including that they refrain from advertising or promoting particular compounded drugs. In 2002, though, the Supreme Court declared this provision of FDAMA to be unconstitutional under the First Amendment, effectively re-instating the pre-FDAMA regime. Shortly thereafter, the FDA issued its 2002 Compliance Policy Guide 460.200, which states that the FDA will exercise enforcement discretion to exclude compounded drugs from the new drug approval requirements except where compounding pharmacies act more akin to traditional drug manufacturers.

To further clarify the FDA’s jurisdiction, Congress enacted and the President signed into law the DQSA, which among other things, formalized the relationship between the FDA and compounding pharmacies by exempting compounding pharmacy products from the FDA approval requirements and the requirement to label products with adequate directions for use, but not the exemption from cGMP requirements. To qualify for this exemption, a compounding pharmacy must register with the FDA as an “outsourcing facility,” subject to FDA inspection and other requirements. The FDA does not exercise the same authority to regulate compounding pharmacies as pharmaceutical manufacturers. For example, compounding pharmacies are not required to report adverse events associated with compounded drugs, while commercial drug manufacturers are subject to stringent regulatory reporting requirements.

505(b)(2) Application

We intend to submit NDAs for our hormone therapy drug candidates, assuming that the clinical data justify submission, under section 505(b)(2) of the FDCA, or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA when at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain pre-clinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. In regards to TX-001HR, we are required to conduct phase 3 studies for VMS versus placebo and an endometrial protection study.

Phase 3 clinical trials for secondary amenorrhea versus placebo will be required for TX-002HR. TX-003HR would be required to undergo phase 3 studies of VMS compared to placebo, though we currently do not have plans to continue development of this drug candidate

As part of our NDA submission, we intend to certify that all of the patents for approved products referenced in the NDA for each of the hormone therapy drug candidates as listed in the FDA’s Orange Book have expired and that we will not be compelled to certify that any patent is invalid, unenforceable, or will not be infringed by the new product. If, in fact, this assessment is incorrect, it can have a serious and significant adverse effect on our ability to obtain FDA approval or market our new product. If we are compelled to certify that a patent is invalid, unenforceable, or not infringed, then the holder of that patent can initiate a patent infringement suit against us and the FDA is precluded from approving our product for 30 months or until a court decision or settlement finding that the patent is invalid, unenforceable or not infringed, whichever is earlier.

Marketing Exclusivity

A Section 505(b)(2) NDA applicant may be eligible for its own regulatory exclusivity period, such as a three-year exclusivity. The first approved Section 505(b)(2) NDA applicant for a particular condition, or change to a marketed product, such as a new extended release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from making effective any other application for the same condition of use or for a change to the marketing product that was granted exclusivity until after that three-year exclusivity period has run. Additional exclusivities may also apply.

Additionally, the Section 505(b)(2) NDA applicant may have relevant patents in the Orange Book, and if it does, it can initiate patent infringement litigation against those applicants that challenge such patents, which could result in a 30-month stay delaying those applicants.

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

Other U.S. Health Care Laws and Compliance Requirements

We are also subject to additional health care regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state health care laws and regulations include the following:

●	The federal health care anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal health care programs, such as Medicare and Medicaid.
●	The Ethics in Patient Referrals Act of 1989, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services, including outpatient drugs, reimbursed under the Medicare or Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions, and prohibits those entities from submitting claims to Medicare or Medicaid for payment of items or services provided to a referred beneficiary.
●	The federal False Claims Act imposes criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment involving federally funded programs that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money with respect to a federal program.
●	Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information.
●	The federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with any mater within the jurisdiction of the federal government, including the delivery of or payment for health care benefits, items, or services.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

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

Employees

As of December 31, 2016, we had 159 full time employees, six of whom are executive officers. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement, and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be good.

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

Available Information

We are a Nevada corporation. We maintain our principal executive offices at 6800 Broken Sound Parkway NW, Third Floor, Boca Raton, Florida 33487. Our telephone number is (561) 961-1900. We maintain websites at www.therapeuticsmd.com, www.vitamedmdrx.com, and www.bocagreenmd.com. The information contained on our websites or that can be accessed through our websites is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

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

We have incurred recurring net losses, including net losses of $90 million, $85 million, and $54 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of approximately $310 million. We have generated limited revenue and have funded our operations to date primarily from public and private sales of equity and private sales of debt securities. We expect to incur substantial additional losses over the next few years as a result of our research, development, clinical trial and commercialization activities. As a result, we may never achieve or maintain profitability, even if we successfully commercialize our hormone therapy drug candidates. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance then-existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

We currently derive all of our revenue from sales of our women’s health care products, and our failure to maintain or increase sales of these products could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

In 2016, we derived virtually all of our revenue from sales of women’s health care products, including prenatal and women’s multi-vitamins, iron supplements, vitamin D supplements, and natural menopause relief. While sales of our vitamin products grew from 2010 through 2016, we cannot assure you that we will be able to sustain such sales or that such sales will continue to grow. In addition to other risks described herein, our ability to maintain or increase existing product sales is subject to a number of risks and uncertainties, including the following:

●	the presence of new or existing competing products, including generic copies of our prescription prenatal vitamin products that are not our authorized generic products;

●	any supply or distribution problems arising with any of our manufacturing and distribution strategic partners;

●	changed or increased regulatory restrictions or regulatory actions by the FDA;

●	changes in health care laws and policy, including changes in requirements for rebates, reimbursement, and coverage by federal health care programs;

●	the impact or efficacy of any price increases we may implement in the future;

●	changes to our labels and labeling, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell our products; and

●	acceptance of our products as safe and effective by physicians and patients.

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

If our products or drug candidates do not have the effects intended or cause undesirable side effects, our business may suffer.

Although many of the ingredients in our current dietary supplement products are vitamins, minerals, and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. While we believe that all of these products and the combinations of ingredients in them are safe when taken as directed, the products could have certain undesirable side effects if not taken as directed or if taken by a consumer who has certain medical conditions, such as the potential effect of high doses of folic acid masking pernicious anemia. In addition, these products may not have the effect intended if they are not taken in accordance with certain instructions, which include certain dietary restrictions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects in an unforeseen way or on an unforeseen cohort. If any of our products or products we develop or commercialize in the future are shown to be harmful or generate negative publicity from perceived harmful effects, our business, financial condition, results of operations, and prospects could be harmed significantly.

Our future success will depend in large part on our ability to commercialize our hormone therapy drug candidates designed to alleviate symptoms of and reduce the health risks resulting from menopause, including VMS and VVA.

Our future success will depend in large part on our ability to successfully develop and commercialize our hormone therapy drug candidates designed to alleviate the symptoms of and reduce the health risks resulting from menopause, including hot flashes and dyspareunia. We have submitted IND applications for five hormone therapy drug candidates, which the FDA has allowed to proceed, and which permit us to conduct clinical testing on these proposed products. In December 2015, we completed a phase 3 clinical trial of our TX-004HR drug candidate and in December 2016 we completed a phase 3 clinical trial for our TX-001HR drug candidate. In July 2014, we suspended enrollment in the phase 3 clinical trial for our TX-002HR drug candidate and in October 2014 we stopped the trial and are considering whether to update the phase 3 protocol based on discussions with the FDA. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates. We have no current plans to conduct clinical trials for our TX-003HR drug candidate. Drug development is a necessarily uncertain undertaking. We may not be able to complete the development of our drug candidates, the results of the clinical trials may not be sufficient to support an NDA for any of our drug candidates, and even if we believe the results of our clinical trials are sufficient to support any NDA that we submit, the FDA may disagree and may not approve our NDA. In addition, even if the FDA approves one or more of our NDAs, it may do so with restrictions on the intended uses that may make commercialization of the product or products financially untenable. The failure to commercialize or obtain necessary approval for any one or more of these products could substantially harm our prospects and our business.

We may not be able to complete the development and commercialization of our hormone therapy drug candidates if we fail to obtain additional financing.

We need substantial amounts of cash to complete the clinical development and commercialization of our hormone therapy drug candidates. Our existing cash may not be sufficient to fund these requirements. In addition, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected on these programs. We do not currently have any committed external source of funds. We may attempt to raise additional capital from the issuance of equity or debt securities, collaborations with third parties, licensing of rights to our products, or other means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

●	significantly delay, scale back, or discontinue our product development and commercialization efforts;

●	seek collaborators for our hormone therapy drug candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be the case; and

●	license, potentially on unfavorable terms, our rights to our hormone therapy drug candidates that we otherwise would seek to develop or commercialize ourselves.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing discovery, development, and commercialization efforts, and our ability to generate revenue and achieve or sustain profitability will be substantially harmed

We have no experience as a company in bringing a drug to regulatory approval

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude, after review of our data, that our applications are insufficient to obtain regulatory approval of any of our hormone therapy drug candidates. We have begun to conduct validation and scale up of the manufacturing processes for TX-001HR, our proposed combination estradiol and progesterone drug candidate, and TX-004HR, our proposed applicator-free vaginal estradiol softgel drug candidate. The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure. Any delay or inability in obtaining regulatory approvals would delay or prevent us from commercializing our hormone therapy drug candidates, generating revenue from these proposed products, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs for one or more of our hormone therapy drug candidates, which would materially adversely affect our business and could potentially cause us to cease operations

We have recently completed our phase 3 clinical trials of TX-001HR for the treatment of moderate to severe VMS due to menopause in post-menopausal women with an intact uterus and TX-004HR for the treatment of moderate to severe dyspareunia in postmenopausal women with VVA. Although we have discussed our clinical development plans for each drug candidate with the FDA, the agency may ultimately determine that our phase 3 clinical trials for one or both candidates are not sufficient for regulatory approval. If we are required to conduct additional clinical trials or non-clinical studies, our development of TX-001HR or TX-004HR, as applicable, will be more time-consuming and costly than we presently anticipate, which could have a material adverse effect on our business, results of operations and financial condition.

On December 5, 2016, we announced positive top-line results from the REPLENISH Trial, our phase 3 clinical trial to evaluate the safety and efficacy of TX-001HR, an investigational bio-identical hormone therapy combination of 17ß-estradiol and progesterone in a single, oral softgel, for the treatment of moderate to severe VMS due to menopause in post-menopausal women with an intact uterus.  The REPLENISH Trial evaluated four doses of TX-001HR and placebo in 1,835 post-menopausal women between 40 and 65 years old. The doses studied were: 17ß-estradiol 1 mg/progesterone 100 mg; 17ß-estradiol 0.5 mg/progesterone 100 mg; 17ß-estradiol 0.5 mg/progesterone 50 mg; and 17ß-estradiol 0.25 mg/progesterone 50 mg (n = 424).  The REPLENISH Trial results demonstrated that TX-001HR estradiol 1 mg/progesterone 100 mg and TX-001HR estradiol 0.5 mg/progesterone 100 mg both achieved all four of the co-primary efficacy endpoints and the primary safety endpoint and demonstrated a statistically significant and clinically meaningful reduction from baseline in both the frequency and severity of hot flashes compared to placebo.  TX-001HR estradiol 0.5 mg/progesterone 50 mg and TX-001HR estradiol 0.25 mg/progesterone 50 mg were not statistically significant at all of the co-primary efficacy endpoints; the estradiol 0.25 mg/progesterone 50 mg dose was included in the clinical trial as a non-effective dose to meet the recommendation of the FDA guidance to identify the lowest effective dose. The incidence of consensus endometrial hyperplasia or malignancy was 0 percent across all four TX-001HR doses, meeting the recommendations established by the FDA’s draft guidance.  Based on the results of the REPLENISH Trial, we currently intend to seek regulatory approval for the estradiol 1 mg/progesterone 100 mg and estradiol 0.5 mg/progesterone 100 mg doses of TX-001HR for the treatment of moderate to severe VMS due to menopause in post-menopausal women with an intact uterus in the U.S

On December 7, 2015, we announced positive top-line results from the REJOICE Trial, our phase 3 clinical trial to evaluate the safety and efficacy of three doses—25 mcg, 10 mcg and 4 mcg (compared to placebo)—of TX-004HR for the treatment of moderate to severe dyspareunia in postmenopausal women with VVA. Both the 25 mcg dose and the 10 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary efficacy endpoints. The 4 mcg dose of TX-004HR also demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoints of vaginal superficial cells, vaginal parabasal cells, and vaginal pH; the change from baseline compared to placebo in the severity of dyspareunia was statistically significant at the p = 0.0149 level.  On July 7, 2016, we submitted an NDA for all three doses of TX-004HR that were evaluated in the REJOICE Trial.  As discussed below, where an NDA is supported by a single clinical trial, as is the case with TX-004HR, the FDA has taken the position initially that the results of our trial would have to achieve statistical significance at the 0.01 level or better. Statistical significance at the 0.0149 level may not be sufficient to satisfy this requirement.  If the FDA continues to maintain this position, we may have to either conduct an additional trial or eliminate the 4 mcg dose formulation from the TX-004HR NDA.  The elimination of this low dose from our product line could adversely affect our sales of TX-004HR, if approved.

We cannot assure you that the FDA will approve all or any doses of TX-001HR or TX-004HR for commercialization. The FDA may not agree with one or more aspects of our clinical trial designs, including the duration of the trials, clinical endpoints, controls, dose ranges, collection of safety data, level of statistical significance, or adequacy of our non-clinical studies. In addition, to date we have only analyzed the top line data of the REPLENISH Trial; further safety and efficacy analyses of the trial data are ongoing. If the further analyses suggest the data are not as positive as we currently believe them to be, we may need to conduct additional clinical or non-clinical trials or studies, which could result in delays in approval or could prevent approval of TX-001HR

Our TX-001HR or TX-004HR hormone therapy drug candidates are currently undergoing stability testing.  The FDA will review the period of time that our drug candidates are stable, which will dictate the amount of time post-manufacturing that the products may be used by patients, if approved. If our hormone therapy drug candidates fail to remain stable or the period of time that they remain stable is too short, it could limit the commercial viability of our products, which could materially adversely impact our business, results of operations and financial condition.

In addition, prior to approval of an NDA, the FDA may audit one or more of the sites where the applicable phase 3 clinical trial was conducted to ensure the integrity of the data, inspect our clinical records in our corporate offices, and will inspect the facilities of our third party contract manufacturers where the applicable drug candidate will be manufactured commercially, if approved and where the drug was manufactured for clinical trials. If one or more site audits reveals anomalies, or if the manufacturing facilities do not pass inspection, full consideration of the NDA by the FDA could be delayed, or the FDA may require us to undertake further clinical or non-clinical trials or could require our contract manufacturers to improve or change their processes, any of which would delay or prevent commercialization of the applicable drug candidate and could materially adversely impact our business, results of operations and financial condition.

Clinical trials are lengthy and expensive with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. For example, we suspended enrollment in and subsequently stopped the SPRY trial for our progesterone alone drug candidate in order to update the phase 3 protocol based on discussions with the FDA. Failure can occur at any time during the clinical trial process as a result of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our future clinical trials may not be successful or may be more expensive or time-consuming than we currently expect. Prior to approving a new drug, the FDA generally requires that the safety and efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations the FDA approves drugs on the basis of a single well-controlled clinical trial. We believe we may be required to conduct only a single phase 3 clinical trial of each of TX-001HR, our proposed combination estradiol and progesterone drug candidate, TX-002HR, our progesterone alone drug candidate, and TX-004HR, our applicator-free vaginal estradiol softgel drug candidate. However, in connection with our TX-004HR drug candidate, the FDA has previously indicated to us that in order to approve the drug based on a single trial, the trial would need to show statistical significance at the 0.01 level or lower for each endpoint, and that a trial that is merely statistically significant at a higher numerical level may not provide sufficient evidence to support an NDA filing or approval of a drug candidate where the NDA relies on a single clinical trial. If clinical trials for any of our hormone therapy drug candidates fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA will not approve that drug and we would not be able to commercialize it, which could have a material adverse effect on our business, financial condition, results of operations, and prospects

Our dependence upon third parties for the manufacture and supply of our existing women’s health care products and our hormone therapy drug candidates may cause delays in, or prevent us from, successfully developing, commercializing, and marketing our products.

We do not currently have, nor do we plan to build, the infrastructure or capability to internally manufacture our existing women’s health care products or our hormone therapy drug candidates. We have relied, and will continue to rely, on third parties to manufacture these products in accordance with our specifications and in compliance with applicable regulatory requirements.  We have entered into long-term supply agreements with Catalent for the commercial supply of our TX-001HR and TX-004HR hormone therapy drug candidates. Under the terms of the agreements, we will be obligated to purchase certain minimum annual amounts of each product once we commence commercial sales of such product following regulatory approval of Catalent as a manufacturer of the product.  We depend on Lang, a full-service, private label and corporate brand manufacturer, to supply approximately 98% of our vitaMedMD and BocaGreen products.  We do not have long-term contracts for the commercial supply of our existing women’s health care products, however, in certain circumstances, including our failure to satisfy our production forecasts to Lang, we may be obligated to reimburse Lang for the costs of excess raw materials purchased by Lang that it cannot use in another product category that it then sells.

Regulatory requirements could pose barriers to the manufacture of our existing women’s health care products and our hormone therapy drug candidates. Our third-party manufacturers are required to comply with cGMP regulations. As a result, the facilities used by any of our current or future manufacturers must be approved by the FDA. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are responsible for manufacturing even though that manufacturing is conducted by a third-party CMO. All of our existing products are, and our hormone therapy drug candidates, if approved, will be manufactured by CMOs. These CMOs are required by the terms of our contracts to manufacture our products in compliance with the applicable regulatory requirements. The CMO that will manufacture our hormone therapy drug candidates, if approved, has previously been inspected by the FDA and received Form 483 observations with respect to its softgel manufacturing plant that will be used for the manufacture of the commercial supply of TX-001HR and TX-004HR, if approved.  We anticipate that as part of the PAI of our NDA for TX-004HR, the FDA may inspect Catalent’s manufacturing facilities that would be used to manufacture the product. If this inspection results in Form 483 observations, the approval of our NDA could be delayed significantly. The CMO that manufactured the hormone therapy drug candidates used in our recently completed phase 3 clinical trials for TX-001HR and TX-004HR was recently inspected by the FDA, which issued it a Form FDA-483 listing various observations, some of which pertained to the clinical supply of our TX-001HR and TX-004HR drug candidates. The CMO has submitted its written response to the Form 483 observations to the FDA, however, neither we nor the CMO has been informed by the FDA as to whether the CMO’s response addresses and remediates these observations in a manner satisfactory to the FDA. If this CMO is not able to address and remediate the FDA’s observations pertaining to the clinical supply of our TX-001HR and TX-004HR drug candidates in a manner satisfactory to the FDA, it could have a material adverse effect on the FDA’s review of our NDA for TX-004HR or the timing of our anticipated submission of an NDA for TX-001HR.

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

We also do not have long-term contracts for the supply of the API used in hormone therapy drug candidates.  If any supplier of the API or other products used in our hormone therapy drug candidates experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of the agreement between us, or does not devote sufficient time, energy, and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our hormone therapy drug candidates, which could impair our ability to supply our hormone therapy drug candidates at the levels required for commercialization and prevent or delay their successful commercialization

Delays in clinical trials are common for many reasons, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

We may experience delays in clinical trials for our hormone therapy drug candidates. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

●	delays in obtaining regulatory approval to commence a trial;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	imposition of a clinical hold because of safety or efficacy concerns by the DSMB, FDA, or IRB, or us;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

●	delays in obtaining required IRB approval at each site;

●	delays in identifying, recruiting, and training suitable clinical investigators;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new sites;

●	delays in obtaining sufficient supplies of clinical trial materials, including suitable API; or

●	delays resulting from negative or equivocal findings of DSMB for a trial.

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

In addition, we do not employ the personnel of our CROs, and, except for remedies available to us under our agreements with such organizations, we cannot control whether or not they will devote sufficient time and resources to our on-going clinical and pre-clinical programs. Our CROs may also have relationships with other commercial entities, including one or more of our competitors, for which they may also be conducting clinical studies or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised because of the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our hormone therapy drug candidates that we seek to develop. As a result, our financial results and the commercial prospects for our hormone therapy drug candidates that we seek to develop could be harmed, our costs could increase, and our ability to generate revenue could be delayed or end.

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

Future legislation, or the absence of such legislation, regulations, and policies adopted by the FDA or other regulatory authorities may increase the time and cost required for us to conduct and complete clinical trials for our hormone therapy drug candidates.

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

In addition, the FDA’s policies may change and additional government regulations may be issued that could prevent, limit, or delay regulatory approval of our drug candidates, or impose more stringent product labeling and post-marketing testing and other requirements. For example, in the past the FDA has indicated it would regulate prenatal vitamins containing greater than 0.8 mg of folic acid as a drug under the FDCA. More recently the FDA indicated that there is no specified upper limit on the amount of folic acid permitted in a dietary supplement. If the FDA were to seek to regulate products with higher amounts of folic acid as drugs, it may require us to stop selling certain of our dietary supplement products and otherwise adversely affect our business. If we are slow or unable to adapt to any such changes, our business, prospects, and ability to achieve or sustain profitability could be adversely affected.

Current NDAs are governed by the Prescription Drug User Fee Act, known as PDUFA. Under PDUFA, those filing a New Drug Application are required to pay a user fee; those fees are used by the FDA to hire additional reviewers so that applications can more efficiently reviewed. PDUFA also establishes a so-called PDUFA target action date, which is the target date on which the FDA is supposed to make a decision on whether to approve the application or send it back to the filer for additional information or studies. The PDUFA date is a target date and is usually set at 10 months after the NDA is accepted for filing. The NDA for our TX-004HR hormone therapy drug candidate has a PDUFA target action date of May 7, 2017. We anticipate filing an NDA for our TX-001HR hormone therapy drug candidate during the third quarter of this year. PDUFA is set to expire on September 30, 2017; we anticipate that it will be reauthorized. However, there is a possibility that it will not be reauthorized. Any failure or delay of Congress to reauthorize PDUFA could delay FDA review or approval of any pending NDA, which in turn could have material adverse impact on our business, financial condition, results of operations, or prospects.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMPs regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS program. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws. We would also be required under the Sunshine provision of the Affordable Care Act to report annually to the Centers for Medicare & Medicaid Services on payments that we make to physicians and teaching hospitals and ownerships interests in the company held by physicians. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Healthcare Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration and to low income patients of certain hospitals, additional laws and requirements apply. Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

●	conduct an investigation into our practices and any alleged violation of law;

●	issue warning letters or untitled letters asserting that we are in violation of the law;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	require that we suspend or terminate any ongoing clinical trials;

●	refuse to approve pending applications or supplements to applications filed by us;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements;

●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or

●	exclude us from providing our products to those participating in government health care programs, such as Medicare and Medicaid, and refuse to allow us to enter into supply contracts, including government contracts.

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

Physicians may not prescribe our products, including any of our hormone therapy drug candidates, if approved by the appropriate regulatory authorities for marketing and sale, which would prevent us from generating revenue or becoming profitable. Market acceptance of our products, including our hormone therapy drug candidates, by physicians, patients, and payors, will depend on a number of factors, many of which are beyond our control, including the following:

●	the clinical indications for which our hormone therapy drug candidates are approved, if at all;

●	acceptance by physicians and payors of each product as a safe and effective treatment;

●	the cost of treatment in relation to alternative treatments, including numerous generic drug products;

●	the relative convenience and ease of administration of our products in the treatment of the symptoms for which they are intended;

●	the availability and efficacy of competitive drugs;

●	the effectiveness of our sales force and marketing efforts;

●	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

●	the availability of coverage and adequate reimbursement by third parties, such as insurance companies and other health care payors, or by government health care programs, including Medicare and Medicaid;

●	limitations or warnings contained in a product’s FDA-approved labeling; and

●	prevalence and severity of adverse side effects.

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

Development and awareness of our brand will depend largely upon our success in increasing our customer base. The dietary supplement and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our products, including any hormone therapy drug candidates that are approved, face intense competition, including from major multinational pharmaceutical and dietary supplement companies, established biotechnology companies, specialty pharmaceutical, and generic drug companies. A new non-hormonal product, Brisdelle, produced by Noven Pharmaceuticals, was approved by the FDA for treatment of VMS in June 2013. Many of these companies have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly and may be more effective in selling and marketing their products. They also may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we sell or develop obsolete. As a result, our competitors may succeed in commercializing products before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. If we are unable to economically promote or maintain our brand, our business, results of operations and financial condition could be severely harmed. In addition, our efforts to provide an alternative to the non-FDA-approved compound bioidentical market for estradiol and progesterone products sold by compounding pharmacies may not be successful.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and certain others by establishing a new Part D to the Medicare program. However, unlike traditional Medicare—which provides coverage for outpatient drugs—coverage under Part D is provided by private insurers operating under contract with CMS. In addition, this legislation provided authority for limiting the number of certain outpatient drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These and future cost-reduction initiatives could decrease the coverage and price that we receive for our products from Medicare, if any, including our hormone therapy drug candidates, if approved, and could significantly harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under Medicare may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act or ACA, became law in the United States. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. Among other measures, ACA increased rebates on manufacturers for certain covered drug products reimbursed by state Medicaid programs. While we cannot predict the full effect that the Affordable Care Act will have on federal reimbursement policies in general or on our business specifically, the Act may result in downward pressure on drug reimbursement, which could negatively affect market acceptance of our products. In addition, we cannot predict whether new proposals will be made or adopted, when they may be adopted, or what impact they may have on us if they are adopted. In that regard, Congress has taken the first step in repealing the funding mechanism for certain aspects of the ACA. If the ACA or parts of it are repealed, it is unclear what impact that would have on drug reimbursements or coverage and it is equally unclear what programs, if any, Congress might enact to replace the repealed portions of the ACA.

The availability of generic products at lower prices than branded products may also substantially reduce the likelihood of reimbursement for branded products, such as our hormone therapy drug candidates, if approved. We expect to experience pricing pressures in connection with the sale of our products generally due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we could have difficulty achieving market acceptance of our products and our business, financial condition, results of operations, and prospects could be harmed.

Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our drug candidates in non- U.S. markets.

We may attempt to market certain of our drug candidates in non-U.S. markets. In order to market our drug candidates in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by other regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. If we pursue non-U.S. regulatory approvals, we may not obtain them on a timely basis, if at all. If we pursue non-U.S. regulatory approvals, our failure to receive necessary approvals to commercialize our drug candidates in a given market could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, if we seek and obtain approval to market our drug candidates in one or more non-U.S. markets, we will be subject to rules and regulations in those markets relating to our product. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidates to other available products. If reimbursement of our drug candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to generate revenues and achieve or sustain profitability with respect to any given market, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Future legislation or regulations may adversely affect reimbursement from government programs

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. More recently, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reductions, triggering the legislation’s automatic reduction of several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act of 2015, signed into law on November 2, 2015, increased the rebates that generic drug manufacturers are obligated to pay under the Medicaid program by applying an inflation-based rebate formula to generic drugs that previously only applied to brand name drugs. If we ever obtain regulatory approval and commercialization of any of our drug candidates, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. On December 13, 2016, the President signed into law the 21st Century Cures Act, which, among other things, may increase the types of clinical trial designs that would be acceptable to support an NDA. It is unclear, at this time, how these provisions will be implemented or whether they would have any effect on our company.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates may be. In that regard, and as noted above, Congress has taken the first step in repealing the funding mechanism for certain aspects of the ACA. If the ACA or parts of it are repealed, it is unclear what impact that would have on drug reimbursements or coverage and it is equally unclear what programs, if any, Congress and the Trump Administration might enact and sign into law to replace the repealed portions of the ACA.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

We face an inherent risk of product liability claims as a result of the marketing of our current products and the clinical testing of our hormone therapy drug candidates despite obtaining appropriate informed consents from our clinical trial participants. Additionally, in light of the history of product liability claims related to other hormone replacement therapy products, we will face an even greater risk if we obtain FDA approval and commercialize our hormone therapy drug candidates in the United States or other additional jurisdictions or if we engage in the clinical testing of proposed new products or commercialize any additional products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failures to warn of dangers inherent in the product, negligence, strict liability, or breaches of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our existing products or hormone therapy drug candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in any of the following:

●	the inability to commercialize our products or hormone therapy drug candidates;

●	difficulty recruiting subjects for clinical trials or withdrawal of these subjects before a trial is completed;

●	labeling, marketing, or promotional restrictions;

●	product recalls or withdrawals;

●	decreased demand for our products or products that we may develop in the future;

●	loss of revenue;

●	injury to our reputation;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	exhaustion of any available insurance and our capital resources; and

●	a decline in our stock price.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological, and radioactive materials. In addition, our operations produce hazardous waste products. Federal, state, and local laws and regulations in the United States govern the use, manufacture, storage, handling, and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing, and disposing of these materials (all of which only occur at third-party sites operated by our contractors) comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. We also cannot predict the impact on our business of new or amended environmental laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources, and we do not carry liability insurance covering the use of hazardous materials. If we fail to comply with applicable requirements, we could incur substantial costs, including civil or criminal fines and penalties, clean-up costs, or capital expenditures for control equipment or operational changes necessary to achieve or maintain compliance. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, and may adversely affect our business, financial condition, results of operations, and prospects.

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

We are subject to additional health care regulation and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include the following:

●	the federal health care program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order, or recommendation of, any good or service for which payment may be made under government health care programs such as the Medicare and Medicaid programs;

●	federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government health care programs that are false or fraudulent;

●	federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Further, the ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity can now be found guilty of fraud or false claims under ACA without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations, and financial condition.

The ACA also imposes new reporting requirements on device and pharmaceutical manufacturers to make annual public disclosures of payments to certain health care providers and physician ownership of their stock by health care providers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value, or ownership or investment interests that are not reported. Manufacturers were required to begin data collection on August 1, 2013 and were required to report such data to CMS by March 31, 2014.

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

Other pharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and longer histories than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we offer. If we are unable to continue to attract and retain high-quality personnel, our ability to commercialize drug candidates may be limited.

Our success is tied to our distribution channels.

We sell our prescription prenatal vitamin products to wholesale distributors and retail pharmacy distributors. During the year ended December 31, 2016, three customers each generated more than 10% of our total revenues; revenue generated from these three customers combined accounted for approximately 41% of our total revenue during the year ended December 31, 2016. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

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

As of December 31, 2016, we had net operating loss carryforwards, or NOLs, of approximately $268.2 million available to offset future taxable income through 2035. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of our common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Our success depends on how efficiently we respond to changing consumer preferences and demand.

Our success depends, in part, on our ability to anticipate and respond to changing consumer trends and preferences. We may not be able to respond in a timely or commercially appropriate manner to these changes. Our failure to accurately predict these trends could negatively impact our inventory levels, sales, and consumer opinion of us as a source for the latest product. The success of our new product offerings depends upon a number of factors, including our ability to achieve the following:

●	accurately anticipate customer needs;

●	innovate and develop new products;

●	successfully commercialize new products in a timely manner;

●	competitively price our products in the market;

●	procure and maintain products in sufficient volumes and in a timely manner; and

●	differentiate our product offerings from those of our competitors.

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

As of December 31, 2016, we had 159 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, and other resources and, depending on our commercialization strategy, we may further expand our employee base for sales and marketing resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our hormone therapy drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

These risks include the possibility of the following:

●	the patent applications that we have filed may fail to result in issued patents in the United States or in foreign countries;

●	patents issued or licensed to us or our partners may be challenged or discovered to have been issued on the basis of insufficient, incomplete, or incorrect information, and thus held to be invalid or unenforceable;

●	the scope of any patent protection may be too narrow to exclude competitors from developing or designing around these patents;

●	we or our licensors were not the first to make the inventions covered by each of our issued patents and pending patent applications;

●	we or our licensors may not have been the first inventors to file patent applications for these technologies in the United States or were not the first to file patent applications directed to these technologies abroad;

●	we may fail to comply with procedural, documentary, fee payment, and other similar provisions during the patent application process, which can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights;

●	future drug candidates may not be patentable;

●	others may claim rights or ownership with regard to patents and other proprietary rights that we hold or license;

●	delays in development, testing, clinical trials, and regulatory review may reduce the period of time during which we could market our drug candidates under patent protection; and

●	we may fail to timely apply for patents on our technologies or products.

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

There is a substantial amount of litigation involving intellectual property in the pharmaceutical industry generally. If a third party asserts that we infringe its patents or other proprietary rights, we could face a number of risks that could adversely affect our business, financial condition, results of operations, and prospects, including the following:

●	infringement and other intellectual property claims, which would be costly and time-consuming to defend, whether or not we are ultimately successful, which in turn could delay the regulatory approval process, consume our capital, and divert management’s attention from our business;

●	substantial damages for past infringement, which we may have to pay if a court determines that our products or technologies infringe a competitor’s patent or other proprietary rights;

●	a court prohibiting us from selling or licensing our technologies or future products unless the third party licenses its patents or other proprietary rights to us on commercially reasonable terms, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties or lump sum payments or grant cross licenses to our patents or other proprietary rights to obtain that license; or

●	redesigning our products so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

We have submitted, and intend to submit, NDAs for our hormone therapy drug candidates, assuming that the clinical data justify submission, under Section 505(b)(2), which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the filing of an NDA when at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA’s prior findings of safety and effectiveness for a previously approved drug product, the Section 505(b)(2) applicant must submit patent certifications in its Section 505(b)(2) NDA with respect to any patents for the approved product on which the application relies that are listed in the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Specifically, the applicant must certify for each listed patent that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (iv) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification.

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

If we cannot certify that all of the patents listed in the Orange Book for the approved products referenced in the NDAs for each of our hormone therapy drug candidates have expired, we will be compelled to include a Paragraph IV certification in the NDA for such drug candidate. Our inability to certify that all of the patents listed in the FDA’s Orange Book for approved products referenced in the NDAs for each of our hormone therapy drug candidates could have significant adverse effects on the timing for obtaining approval of our hormone therapy drug candidates.

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

The trading price of our common stock on NYSE MKT is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include the following:

●	any delay of our phase 3 clinical trials for our hormone therapy drug candidates;

●	adverse results or delays in clinical trials;

●	any delay in filing our NDAs for our hormone therapy drug candidates and any adverse development or perceived adverse development with respect to the FDA’s review of the NDAs, including the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	changes in laws or regulations applicable to our products or proposed products, including clinical trial requirements for approvals;

●	unanticipated serious safety concerns related to the use of our hormone therapy drug candidates;

●	a decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

●	the inability to obtain adequate clinical supply for our hormone therapy drug candidates or the inability to do so at acceptable prices;

●	adverse regulatory decisions;

●	the introduction of new products or technologies offered by us or our competitors;

●	the effectiveness of our or our potential strategic partners’ commercialization efforts;

●	developments concerning our sources of manufacturing supply and any commercialization strategic partners;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	the inability to effectively manage our growth;

●	actual or anticipated variations in quarterly operating results;

●	the failure to meet or exceed the estimates and projections of the investment community;

●	the overall performance of the U.S. equity markets and general political and economic conditions;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	additions or departures of key scientific or management personnel;

●	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

●	sales of our common stock by us or our stockholders in the future;

●	significant lawsuits, including patent or stockholder litigation;

●	changes in the market valuations of similar companies;

●	the trading volume of our common stock;

●	increases in our common stock available for sale upon expiration of lock-up agreements;

●	effects of natural or man-made catastrophic events or other business interruptions; and

●	other events or factors, many of which are beyond our control.

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

As of December 31, 2016, our executive officers, directors, holders of 5% or more of our stock, and their affiliates beneficially owned approximately 73% of our common stock on an as converted basis. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Provisions in our articles of incorporation and bylaws, as well as certain provisions of Nevada law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if an acquisition would benefit our stockholders, and could also make it more difficult to remove our current management. These provisions in our articles of incorporation and bylaws include the following:

●	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

●	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

●	advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

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

Our corporate headquarters is located in Boca Raton, Florida, where we lease 33,124 square feet of office space pursuant to a non-cancelable operating lease that commenced on July 1, 2013 and was subsequently amended on February 18, 2015, April 26, 2016 and October 4, 2016 to lease additional administrative space. The lease expires on October 31, 2021. The primary functions performed at this location are executive, administrative, accounting, treasury, marketing, and human resources. We believe that our current facility is in good working order and is capable of supporting our operations for the foreseeable future.

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

	High	Low
2016
Fourth Quarter	$7.48	$4.39
Third Quarter	$8.72	$6.18
Second Quarter	$9.29	$6.20
First Quarter	$10.17	$5.69

2015
Fourth Quarter	$11.26	$5.18
Third Quarter	$8.83	$5.29
Second Quarter	$8.60	$5.63
First Quarter	$6.75	$4.00

On February 21, 2017, there were approximately 231 record holders and as of January 30, 2017, there were approximately 22,735 beneficial owners of our common stock.

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

Performance Graph

The following line graph compares cumulative total shareholder return for the five years ended December 31, 2016 for (i) our common stock; (ii) NASDAQ Pharmaceutical Index; and (iii) NASDAQ Stock Market. The graph assumes $100 invested on December 31, 2011 and includes reinvestment of dividends. Measurement points are at the last trading day of the fiscal years ended December 31, 2011, 2012, 2013, 2014, 2015 and 2016. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following line graph compares cumulative total shareholder return for the period beginning when our common stock became listed on the NYSE MKT exchange (April 23, 2013) and ended December 31, 2016 for (i) our common stock; (ii) NASDAQ Pharmaceutical Index; and (iii) NASDAQ Stock Market. The graph assumes $100 invested on April 23, 2013 and includes reinvestment of dividends. Measurement points are April 23, 2013 and the last trading day of the fiscal years ended December 31, 2016, 2015, 2014 and 2013 and each of the following quarters ended therein beginning with the quarter ended June 30, 2013. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graphs will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in this Annual Report. The consolidated statements of operations for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013, and 2012, are derived from our audited consolidated financial statements not included in this Annual Report.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012

Consolidated Statements of Operations Data:
Revenue, net	$19,356	$20,143	$15,026	$8,776	$3,818
Cost of goods sold	4,185	4,506	3,672	1,960	1,348
Gross profit	15,171	15,637	11,354	6,816	2,470
Operating expenses:
Sales, general, and administration	51,348	28,721	22,124	19,015	14,070
Research and development	53,943	72,043	43,219	13,551	4,492
Depreciation and amortization	133	63	52	58	56
Total operating expense	105,424	100,827	65,395	32,624	18,618
Operating loss	(90,253)	(85,190)	(54,041)	(25,808)	(16,148)
Other income (expense), net	378	113	(176)	(2,611)	(18,972)
Net loss	$(89,875)	$(85,077)	$(54,217)	$(28,419)	$(35,120)
Net loss per share, basic and diluted	$(0.46)	$(0.49)	$(0.36)	$(0.22)	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	196,088	173,174	149,727	127,570	91,630

Consolidated Balance Sheet Data (at end of period)
Total assets	$142,472	$73,729	$59,079	$62,016	$5,926
Total liabilities	$14,983	$10,666	$10,690	$7,318	$7,359
Total stockholders’ equity (deficit)	$127,489	$63,063	$48,389	$54,698	$(1,433)
Other Data:
Capital expenditures (for the period)	$1,241	$584	$617	$480	$273
Working capital (at the end of period)	$124,428	$60,014	$45,545	$52,085	$1,015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Consolidated Financial and Other Data” and our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Statement Regarding Forward-Looking Information.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under “Risk Factors” elsewhere in this Annual Report.

Company Overview

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of our advanced hormone therapy pharmaceutical products. Our drug candidates that have completed clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. With our SYMBODA™ technology, we are developing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, iron supplements.

Research and Development – Overview

We have obtained the FDA acceptance of our IND applications to conduct clinical trials for five of our proposed hormone therapy drug products: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our applicator-free vaginal estradiol softgel with estradiol alone and TX-006HR our combination estradiol and progesterone product in a topical cream form. Our IND for TX-003HR is currently inactive.

We have obtained U.S. Food and Drug Administration, or FDA, acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for five of our hormone therapy drug candidates. In December 2016, we announced positive top-line results from the recently completed the REPLENISH Trial, our phase 3 clinical trial of TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in post-menopausal women with an intact uterus. In December 2015, we completed the REJOICE Trial, our phase 3 clinical of TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. On July 7, 2016, we submitted a New Drug Application, or NDA, for all three doses of TX-004HR that were evaluated in the REJOICE Trial. In the fourth quarter of 2016 we submitted an IND for TX-006HR, our combination estradiol and progesterone drug candidate in a topical cream form, and intend to commence phase 1 clinical trials of this drug candidate in 2017. In July 2014, we suspended enrollment in the SPRY Trial, our phase 3 clinical trial for TX-002HR, our oral progesterone alone drug candidate, and, in October 2014, we stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates. We have no current plans to conduct clinical trials for TX-003HR, our oral estradiol alone drug candidate, and the IND for this drug candidate is currently inactive.

TX-001HR

TX-001HR is our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate for the treatment of moderate to severe VMS due to menopause, including hot flashes, night sweats and sleep disturbances in post-menopausal women with an intact uterus. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

On September 5, 2013, we began enrollment in the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, phase 3 clinical trial of TX-001HR in postmenopausal women with an intact uterus. The trial was designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe VMS due to menopause and the endometrial safety of TX-001HR. Patients were assigned to one of five arms, four active and one placebo, and received study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia was an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe VMS was the mean change of frequency and severity of moderate to severe VMS at weeks four and 12 compared to placebo, as measured by the number and severity of hot flashes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flashes at screening were included in the VMS analysis, while all subjects were included in the endometrial hyperplasia analysis. The secondary endpoints included reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. The trial evaluated 1,835 patients between 40 and 65 years old at 111 sites. On December 5, 2016, we announced positive topline data for the REPLENISH Trial.

The REPLENISH Trial evaluated four doses of TX-001HR and placebo; the doses studied were:

●	17ß-estradiol 1 mg/progesterone 100 mg (n = 416)
●	17ß-estradiol 0.5 mg/progesterone 100 mg (n = 423)
●	17ß-estradiol 0.5 mg/progesterone 50 mg (n = 421)
●	17ß-estradiol 0.25 mg/progesterone 50 mg (n = 424)
●	Placebo (n = 151)

The REPLENISH Trial results demonstrated:

● TX-001HR estradiol 1 mg/progesterone 100 mg and TX-001HR estradiol 0.5 mg/progesterone 100 mg both achieved all four of the co-primary efficacy endpoints and the primary safety endpoint.

● TX-001HR estradiol 1 mg/progesterone 100 mg and TX-001HR estradiol 0.5 mg/progesterone 100 mg both demonstrated a statistically significant and clinically meaningful reduction from baseline in both the frequency and severity of hot flashes compared to placebo.

● TX-001HR estradiol 0.5 mg/progesterone 50 mg and TX-001HR estradiol 0.25 mg/progesterone 50 mg were not statistically significant at all of the co-primary efficacy endpoints. The estradiol 0.25 mg/progesterone 50 mg dose was included in the clinical trial as a non-effective dose to meet the recommendation of the FDA guidance to identify the lowest effective dose.

● The incidence of consensus endometrial hyperplasia or malignancy was 0 percent across all four TX-001HR doses, meeting the recommendations established by the U.S. Food and Drug Agency’s (FDA) draft guidance.

As outlined in the FDA guidance, the co-primary efficacy endpoints in the REPLENISH Trial were the change from baseline in the number and severity of hot flashes at weeks four and 12 as compared to placebo. The primary safety endpoint was the incidence of endometrial hyperplasia with up to 12 months of treatment. General safety was also evaluated.

The results of the REPLENISH Trial are summarized in the table below (p-values of < 0.05 meet FDA guidance and support evidence of efficacy):

Replenish Trial Co-Primary Efficacy Endpoints: Mean Change in Frequency and Severity of Hot Flashes Per Week Versus Placebo at Weeks 4 and 12, VMS-MITT Population

Estradiol/Progesterone	1 mg/100 mg	0.5 mg/100 mg	0.5 mg/50 mg	0.25 mg/50 mg	Placebo
	(n = 141)	(n = 149)	(n = 147)	(n = 154)	(n = 135)

		Frequency

Week 4 P-value versus placebo	<0.001	0.013	0.141	0.001	—
Week 12 P-value versus placebo	<0.001	<0.001	0.002	<0.001	—

		Severity

Week 4 P-value versus placebo	0.031	0.005	0.401	0.100	—
Week 12 P-value versus placebo	<0.001	<0.001	0.018	0.096	—

Replenish Trial Primary Safety Endpoint: Incidence of Consensus Endometrial Hyperplasia or Malignancy up to 12 months, Endometrial Safety PopulationŦ

Endometrial Hyperplasia	0% (0/280)	0% (0/303)	0% (0/306)	0% (0/274)	0% (0/92)

MITT = Modified intent to treat

ŦPer FDA, consensus hyperplasia refers to the concurrence of two of the three pathologists be accepted as the final diagnosis

We anticipate that we will submit an NDA for TX-001HR to the FDA in the third quarter of 2017. Assuming that the NDA is accepted 60 days thereafter and an FDA review period of ten months from the receipt date to the Prescription Drug User Fee Act, or PDUFA, date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the first half of 2018.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board, or IRB, approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we suspended enrollment and in October 2014 we stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is bioidentical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate and our IND for TX-003HR is currently inactive.

TX-004HR

TX-004HR is our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia, a symptom of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. TX-004HR features our SYMBODATM technology. This allows for the production of cohesive, stable formulations and provides content uniformity and accuracy of dosing strengths for TX-004HR. We initiated the REJOICE Trial, a randomized, multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of three doses — 25 mcg, 10 mcg and 4 mcg (compared to placebo) — of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause.

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

The following table sets forth the statistical significance of the REJOICE Trial results for the four pre-specified co-primary efficacy endpoints, based on mean changes from baseline to week 12 compared to placebo.  Based on our ogoing analyses of the REJOICE Trial data, statistical significance of the results for the co-primary endpoint of severity of participants’ self-reported moderate to severe dyspareunia as the most bothersome symptom of VVA has improved for all three doses from the results originally reported.

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

We submitted the NDA for TX-004HR with the FDA on July 7, 2016. The FDA determined that the NDA is sufficiently complete to permit a substantive review and accepted the NDA for filing. The PDUFA target action date for the completion of the FDA’s review is May 7, 2017. The NDA submission was supported by the complete TX-004HR clinical program, including positive results of the phase 3 REJOICE Trial. The NDA submission included all three doses of TX-004HR (4 mcg, 10 mcg and 25 mcg) that were evaluated in the REJOICE Trial. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA.

On November 10, 2015, the FDA held a scientific workshop on labeling “lower” dose estrogen-alone products for symptoms of VVA to provide an opportunity for the FDA to obtain input from experts on several topics related to the product label of lower dose estrogen-alone products approved solely for the treatment of moderate to severe symptoms of VVA due to menopause. According to the FDA, lower-dose estrogen products means products that contain less than the 0.625 mg of conjugated estrogens used in the WHI study and estradiol products containing 0.0375 mg and below. Discussion topics at the workshop included the relevance of the boxed warnings based on data from the WHI to the lower dose estrogen-alone products; certain members in the scientific/medical community have questioned whether the boxed warnings section in the labeling, which is currently required to be included on all estrogen products, is applicable in whole or in part to these lower-dose estrogen products. The boxed warnings include: (1) an increased risk of endometrial cancer in women with a uterus who uses unopposed estrogens, (2) estrogen therapy with or without progestins should not be used for the prevention of cardiovascular disease or dementia, (3) an increased risk of stroke and deep vein thrombosis (DVT) in women treated with estrogen-alone, (4) an increased risk of probable dementia in postmenopausal women 65 years of age and older treated with estrogen-alone, (5) an increased risk of invasive breast cancer in women treated with estrogen plus progestin, and (6) to use the lowest effective dose for the shortest duration. It is unknown at this time what, if any, changes the FDA may propose with respect to the boxed warnings on lower dose estrogen-alone products for symptoms of VVA or whether such label changes would be applicable to TX-004HR, if approved.

As of December 31, 2016, we had 17 issued patents, which included 13 utility patents that relate to our combination progesterone and estradiol formulations, two utility patent that relates to TX-004HR, which establish an important intellectual property foundation for TX-004HR, one utility patent that relates to a pipeline transdermal patch technology, and one utility patent that relates to our OPERA® information technology platform.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug products. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Until one of our drug products receives IND approval from the FDA, products costs are listed as “Other research and development” costs in the table below. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and acquiring clinical trial materials; and costs associated with other research activities and regulatory approvals.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $228,933 and $1,138,073, at December 31, 2016 and December 31, 2015, respectively.

The following table indicates our research and development expense by project for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015	2014
	(000s)
TX-001HR	$31,857	$33,227	$26,123
TX-002HR	—	23	1,443
TX-004HR	9,248	19,574	3,984
Other research and development	12,838	19,219	11,669
Total research and development	$53,943	$72,043	$43,219

Research and development expenditures will continue to be incurred as we continue development of our drug candidates and advance the development of our proprietary pipeline of novel drug candidates. We expect to incur ongoing research and development costs as we develop our drug pipeline, continue stability testing and validation on our drug candidates, prepare regulatory submissions and work with regulatory authorities on existing submissions.

During the year ended December 31, 2016 and since the project’s inception in February 2013, we have incurred approximately $31,857,000 and $96,016,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the year ended December 31, 2016 and since the project’s inception in April 2013, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2016 and since the project’s inception in August 2014, we have incurred approximately $9,248,000 and $32,806,000, respectively, in research and development costs with respect to TX-004HR, our vaginal estradiol softgel drug candidate.

The costs of clinical trials may vary significantly over the life of a project owing to factors that include, but are not limited to, the following: per patient trial costs; the number of patients that participate in the trials; the number of sites included in the trials; the length of time each patient is enrolled in the trial; the number of doses that patients receive; the drop-out or discontinuation rates of patients; the amount of time required to recruit patients for the trial; the duration of patient follow-up; and the efficacy and safety profile of the drug candidate. We base our expenses related to clinical trials on estimates that are based on our experience and estimates from CROs and other third parties. Research and development expenditures for the drug candidates will continue after the trial completes for on-going stability and laboratory testing, regulatory submission and response work.

Results of Operations

Comparison of Years Ended December 31, 2016, 2015, and 2014:

Year ended December 31, 2016 compared with year ended December 31, 2015

	Years Ended December 31,
	2016	2015	Change
	(000s)
Revenue	$19,356	$20,143	$(787)
Cost of goods sold	4,185	4,506	(321)
Operating expenses	105,424	100,827	4,597
Operating loss	(90,253)	(85,190)	(5,063)
Other income	378	113	265
Net loss	$(89,875)	$(85,077)	$(4,798)

Revenue

Revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates and estimated returns. Revenue for the year ended December 31, 2016 decreased by approximately $787,000, or 4%, to approximately $19,356,000, compared with approximately $20,143,000 for the year ended December 31, 2015. This decrease was primarily attributable to a decrease in the average net revenue per unit of our products primarily related to higher estimates related to discounts and returns in 2016, and the reversal of the deferred revenue balance in the first quarter of 2015 related to products sold through wholesale distributors until the right of return no longer existed, partially offset by an increase in the number of units sold.

Cost of Goods Sold

Cost of goods sold decreased by approximately $321,000, or 7%, to approximately $4,185,000 for the year ended December 31, 2016, compared with approximately $4,506,000 for the year ended December 31, 2015 primarily related to lower distribution costs and more favorable product mix of our products sold, partially offset by the reversal of the deferred balance in the first quarter of 2015 related to products sold through wholesale distributors until the right of return no longer existed. Our gross margins of 78% for the year ended December 31, 2016 remained unchanged from the year ended December 31, 2015.

Operating Expenses

Our principal operating costs included the following items as a percentage of total operating expenses.

	Years Ended December 31,
	2016	2015
Human resource related costs	23%	15%
Sales and marketing costs, excluding human resource costs	12%	6%
Product research and development costs	51%	71%
Professional fees and consulting costs	5%	4%
Other operating expenses	9%	4%

Operating expenses increased by approximately $4,597,000, or 5%, to approximately $105,424,000 for the year ended December 31, 2016, compared with approximately $100,827,000 for year ended December 31, 2015, as a result of the following items:

	Years Ended December 31,
	2016	2015	Change
	(000s)
Research and development costs	$53,943	$72,043	$(18,100)
Human resource related costs	24,599	14,966	9,633
Sales and marketing, excluding human resource costs	12,753	5,920	6,833
Professional and consulting costs	5,301	3,649	1,652
Other operating expenses	8,828	4,249	4,579
Total operating expenses	$105,424	$100,827	$4,597

Research and development costs for the year ended December 31, 2016 decreased by approximately $18,100,000, or 25%, to approximately $53,943,000, primarily as a result of a decrease in costs related to our phase 3 clinical trials of TX-001HR and TX-004HR, partially offset by scale-up and manufacturing activities for our phase 3 clinical trials of TX-001HR and TX-004HR and costs related to regulatory submission related to TX-004HR. Research and developments costs during the year ended December 31, 2016 included the following research and development projects:

During the year ended December 31, 2016 and since the project’s inception in February 2013, we have incurred approximately $31,857,000 and $96,016,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the year ended December 31, 2016 and since the project’s inception in April 2013, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2016 and since the project’s inception in August 2014, we have incurred approximately $9,248,000 and $32,806,000, respectively, in research and development costs with respect to TX-004HR, our vaginal estradiol softgel drug candidate.

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

Human resource related costs, including salaries and benefits, increased by approximately $9,633,000, or 64%, to approximately $24,599,000 for the year ended December 31, 2016, compared with approximately $14,966,000 for the year ended December 31, 2015, primarily as a result of an increase of approximately $3,492,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates and an increase in non-cash compensation expense included in this category of approximately $6,141,000 related to employee stock option amortization during 2016 as compared to 2015.

Sales and marketing costs increased approximately $6,833,000 for the year ended December 31, 2016, or 115%, to approximately $12,753,000, compared with approximately $5,920,000 for the year ended December 31, 2015, primarily as a result of increased expenses associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates coupled with an increase in employee incentives.

Professional and consulting costs increased approximately $1,652,000 for the year ended December 31, 2016, or 45%, to approximately $5,301,000 compared with approximately $3,649,000 for the year December 31, 2015, primarily as a result of increased legal, consulting, accounting expenses.

All other costs increased approximately $4,579,000, or 108%, to approximately $8,828,000 for the year ended December 31, 2016, compared with approximately $4,249,000 for the year ended December 31, 2015, primarily as a result of a write-off of accounts receivable balances of approximately $2,200,000, increased insurance, rent, information technology and other office expenses.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $5,063,000, or 6%, to approximately $90,253,000 for the year ended December 31, 2016, compared with approximately $85,190,000 for the year ended December 31, 2015, primarily as a result of increased personnel costs, sales and marketing expenses to support commercialization of our hormone therapy drug candidates, coupled with a write-off of accounts receivable balances mentioned above and an increase in non-cash compensation expense, professional fees and other operating expenses as well a decrease in revenue, partially offset by a decrease in research and development costs.

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

Other Income

Other non-operating income increased by approximately $265,000, or 235%, to approximately $378,000 for the year ended December 31, 2016 compared with approximately $113,000 for the comparable period in 2015, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $4,798,000, or 6%, to approximately $89,875,000 for the year ended December 31, 2016, compared with approximately $85,077,000 for the year ended December 31, 2015. Net loss per share of common stock, basic and diluted, was ($0.46) for the year ended December 31, 2016, compared with ($0.49) per share of common stock for the year ended December 31, 2015.

Year ended December 31, 2015 compared with year ended December 31, 2014

	Years Ended December 31,
	2015	2014	Change
	(000s)
Revenue	$20,143	$15,026	$5,117
Cost of goods sold	4,506	3,672	834
Operating expenses	100,827	65,395	35,432
Operating loss	(85,190)	(54,041)	(31,149)
Financing Costs	—	(260)	260
Other income	113	84	29
Net loss	$(85,077)	$(54,217)	$(30,860)

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

	Years Ended December 31,
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

Operating expenses increased by approximately $35,432,000, or 54%, to approximately $100,827,000 for the year ended December 31, 2015, compared with approximately $65,395,000 for year ended December 31, 2014, as a result of the following items:

	Years Ended December 31,
	2015	2014	Change
	(000s)
Research and development costs	$72,043	$43,219	$28,824
Human resource related costs	14,966	10,870	4,096
Sales and marketing, excluding human resource costs	5,920	5,717	203
Professional and consulting costs	3,649	2,368	1,281
Other operating expenses	4,249	3,221	1,028
Total operating expenses	$100,827	$65,395	$35,432

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

Sales and marketing costs increased approximately $203,000 for the year ended December 31, 2015, or 4%, to approximately $5,920,000, compared with approximately $5,717,000 for the year ended December 31, 2014, primarily as a result of increased employee incentives partially offset by decreased marketing expenses.

Professional and consulting costs increased approximately $1,281,000 for the year ended December 31, 2015, or 54%, to approximately $3,649,000 compared with approximately $2,368,000 for the year December 31, 2014, as a result of additional costs incurred for legal, consulting, accounting and board of director fees.

All other costs increased approximately $1,028,000 for the year ended December 31, 2015, or 32%, to approximately $4,249,000, compared with approximately $3,221,000 for the year ended December 31, 2014, primarily as a result of increased insurance, rent and office expenses.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $31,149,000 for the year ended December 31, 2015, or 58%, to approximately $85,190,000 for the year ended December 31, 2015, compared with approximately $54,041,000 for the year ended December 31, 2014, primarily as a result of increased research and development costs associated with our continued development of our hormone therapy drug candidates, partially offset by increased revenue from sales of our prenatal vitamin products.

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

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities. For the three year period ending December 31, 2016, we received approximately $269,000,000 in net proceeds from the issuance of shares of our common stock. As of December 31, 2016, we had a cash balance of approximately $131,500,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

On January 6, 2016, we entered into an underwriting agreement with Goldman, Sachs & Co. and Cowen and Company, LLC, as the representatives of the several underwriters, or the Underwriters, relating to an underwritten public offering of 15,151,515 shares of our common stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of our common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $134,864,000, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on January 12, 2016.

Subsequent to December 31, 2016, certain individuals exercised warrants to purchase 1,800,000 shares of our common stock for approximately $2,436,000 in cash.

As a result of developments in the pharmaceutical industry that negatively affected independent pharmacies, including such pharmacies’ reliance on third party payors, in 2016, we identified that payment periods for our retail pharmacy distributors were becoming longer than in prior years. As a result, during the third quarter of 2016, we centralized the distribution channel for both our retail pharmacy distributors and wholesale distributors, in order to facilitate sales to a broader population of retail pharmacies and minimize business risk exposure to any one retail pharmacy. During the third quarter of 2016, we entered into new distribution agreements with our retail pharmacy distributors to effectuate this centralization which were effective September 1, 2016.

During the third quarter of 2016, we wrote-off accounts receivable balances of $2,200,000 related to two retail pharmacy distributors. Both pharmacies are relatively small owner-managed pharmacies and share a similar amount of collection risk. Among the factors that contributed to our decision to write-off these balances were our inability to collect the outstanding balances and the lack of a continuing communication and business relationship with these parties following the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, effective September 1, 2016.

For the fiscal year ended December 31, 2016, our days sales outstanding, or DSO, was 92 days compared to 50 days for the year ended December 31, 2015. The increase in our DSO as of December 31, 2016 was primarily as a result of new distribution agreements with our retail pharmacy distributors which were effective September 1, 2016 and had longer payment terms. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, as compared to the terms previously provided to our retail pharmacy distributors, changes in the healthcare industry and specific terms that may be extended in connection with the launch of our hormone therapy drug candidates, if approved.

We believe that our existing cash will allow us to fund our operating plan through at least the next 12 months from the date of this annual report.  However, if the commercialization of our hormone therapy drug candidates is delayed, our existing cash may be insufficient to satisfy our liquidity requirements until we are able to commercialize our hormone therapy drug candidates.  If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing and other pre-commercialization efforts and we may seek to sell additional equity or debt securities or obtain a credit facility. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the clinical development of and commercialize of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2016	2015	2014

Net cash flows used in operating activities	$(69,142,333)	$(79,044,119)	$(45,520,996)
Net cash flows used in investing activities	$(1,255,456)	$(584,361)	$(606,756)
Net cash flows provided by financing activities	$137,225,535	$92,973,228	$43,298,099

Operating Activities

The principal use of cash in operating activities for the year ended December 31, 2016 was to fund our current expenses primarily related to supporting clinical development, scale-up and manufacturing activities and future commercial activities, adjusted for non-cash items. The decrease of approximately $9,900,000 in cash used in operating activities for the year ended December 31, 2016 in comparison to the year ended December 31, 2015 was due primarily to an increase in our net loss adjusted for non-cash compensation expense and changes in the components of working capital.

The increase of approximately $33,500,000 in cash used in operating activities for the year ended December 31, 2015 in comparison to the year ended December 31, 2014 was due primarily to research and development, sales, general and administrative costs. These were partially offset by an approximately $5,100,000 increase in sales.

Investing Activities

The increase of approximately $671,000 in cash used in investing activities for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily due to an increase in patent costs and the increase in costs relating to purchase of fixed assets.

The decrease of approximately $22,000 in cash used in investing activities for the year ended December 31, 2015 compared with the year ended December 31, 2014 was due to a decrease in patent costs partially offset by the increase in costs relating to purchase of fixed assets.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the year ended December 31, 2016 provided net cash of approximately $137,226,000. The cash provided by financing activities during the year ended December 31, 2016 included approximately $134,864,000 in proceeds from sale of our common stock and approximately $2,362,000 in proceeds from the exercise of options and warrants.

On January 6, 2016, we entered into an underwriting agreement with the Underwriters relating to an underwritten public offering of 15,151,515 shares of our common stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $134,864,000, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on January 12, 2016 and we issued 17,424,242 shares of our common stock.

Our financing activities for the year ended December 31, 2015 provided net cash of approximately $92,973,000. The cash provided by financing activities included approximately $91,375,000 in proceeds from sale of our common stock and approximately $1,598,000 in proceeds from the exercise of options and warrants.

On July 9, 2015, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC, as the representatives of the several underwriters, or the Stifel Underwriters, relating to an underwritten public offering of 3,846,154 shares of our common stock at a public offering price of $7.80 per share. Under the terms of the underwriting agreement, we granted the Stifel Underwriters a 30-day option to purchase up to an aggregate of 576,923 additional shares of our common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $32,257,000, after deducting underwriting discounts and commissions and other estimated offering expense payable by us. The offering closed on July 15, 2015 and we issued 4,423,077 shares of our common stock.

On February 10, 2015, we entered into an underwriting agreement, or the Cowen Agreement, with Cowen and Company, LLC, as the representative of the several underwriters, or the Cowen Underwriters, relating to an underwritten public offering of 13,580,246 shares of our common stock, at a public offering price of $4.05 per share. Under the terms of the Cowen Agreement, we granted the Cowen Underwriters a 30-day option to purchase up to an aggregate of 2,037,036 additional shares of our common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $59,118,000, after deducting underwriting discounts and commissions and other estimated offering expense payable by us. The offering closed February 17, 2015 and we issued 15,617,282 shares of our common stock.

Our financing activities for the year ended December 31, 2014 provided net cash of approximately $43,298,000. The cash provided by financing activities included approximately $42,771,000 in proceeds from sale of our common stock and approximately $527,000 in proceeds from the exercise of options and warrants.

On July 29, 2014, we entered into an underwriting agreement relating to the issuance and sale by us of 8,565,310 shares of our common stock. Under the terms of the underwriting agreement, we granted the underwriters a 30-day option to purchase up to an additional 1,284,796 shares of our common stock, which was exercised in full on July 30, 2014. The offering closed on August 4, 2014. The net proceeds to us from this offering were approximately $42,771,000, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

 Our OTC and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. The primary difference between our OTC and prescription prenatal vitamin products is the source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while purchasers of our prescription prenatal vitamin products pay for the product primarily via third-party payers. Both OTC and prescription prenatal vitamin products share the same marketing support team utilizing similar marketing techniques. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which sales have declined steadily over time resulting in immaterial sales.

OTC Products

We generate OTC revenue from product sales primarily to retail consumers. We recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. We include outbound shipping and handling fees, if any, in revenues, net, and bill them upon shipment. We include shipping expenses in cost of goods sold. A majority of our OTC customers pay for our products with credit cards, and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to OTC sales. We provide an unconditional 30-day money-back return policy under which we accept product returns from our retail and eCommerce OTC customers. We recognize revenue from OTC sales, net of estimated returns and sales discounts. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which sales have declined steadily over time resulting in immaterial sales.

Prescription Products

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors. We recognize revenue from prescription product sales, net of sales discounts, chargebacks, wholesaler fees, customer rebates and estimated returns.

Revenue related to prescription products sold through wholesale distributors is recognized when the prescription products are shipped to the distributors and the control of the products passes to each distributor. We accept returns of unsalable prescription products sold through wholesale distributors within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. Prior to January 1, 2015, we deferred the recognition of revenue on prescription products sold through wholesale distributors until the right of return no longer existed as, prior to that date, we could not reasonably estimate the amount of future returns. As of January 1, 2015, we began estimating and reserving for returns based on historical return rates, while recording actual product returns against this reserve as received.

Prior to September 1, 2016, we recognized revenue related to prescription products sold through retail pharmacy distributors when the product was dispensed by the retail pharmacy distributor, at which point all revenue and discounts related to such product were known or determinable and there was no right of return with respect to such product. On September 1, 2016, we centralized the distribution channel for both our retail pharmacy distributors and wholesale distributors, in order to facilitate sales to a broader population of retail pharmacies and mitigate exposure to any one retail pharmacy. Beginning on September 1, 2016, all of our prescription products are distributed under the wholesale distributor model described above.

We offer various rebate programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The consumer rebate program is designed to enable the end user to submit a coupon to us. If the coupon qualifies, we send a rebate check to the end user. We estimate the allowance for consumer rebates that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. We record distributor fees based on amounts stated in contracts and estimate chargebacks based on the number of units sold each period.

Research and Development Expense. Research and development, or R&D, expenses include internal R&D activities, services of external CROs costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

Share-Based Compensation. We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. As such, compensation cost is measured on the date of grant at fair value. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including forfeiture rates, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

We believe that these assumptions are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates materially affect key financial measures including net (loss)/income.

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

New Accounting Pronouncements

In August 2016, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update, or ASU, 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt the various amendments in ASU 2016-09 in our consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. While we are continuing to assess all potential impacts of the standard, we currently believe, the impact of this standard will be primarily related to the accounting for our operating lease.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), simplifying the Measurement of Inventory. This guidance requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market (LOCOM). The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) or the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models. The new guidance does not change the calculation of net realizable value that entities are required to calculate when applying existing LOCOM guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under the new guidance, however, entities will no longer need to calculate other measures of “market.” The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2015-11 in the fourth quarter of 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We adopted ASU 2014-15 in the fourth quarter of 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We have performed a preliminary review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have reviewed customer contracts and applied the five-step model of the new standard to our contracts as well as compared the results to our current accounting practices. At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on our financial statements but will potentially expand our disclosures related to contracts with customers.

Off-Balance Sheet Arrangements

As of December 31, 2016, 2015, and 2014, we had no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our drug candidates, use of such drug candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2016, 2015, and 2014.

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

Effects of Inflation

For each of the fiscal years ended December 31, 2016, 2015, and 2014, our business and operations have not been materially affected by inflation.

Contractual Obligations

A summary of contractual obligations as of December 31, 2016 is as follows:

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating Lease Obligations	$4,928,002	$864,827	$3,128,862	$934,313

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

We had a cash balance of $131,500,000 as of December 31, 2016. We hold certain portions of our cash balances in overnight money market placements all of which are fully available to us to support our cash flow requirements. The primary objective of our investment policy is to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2016, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TherapeuticsMD, Inc.

We have audited the internal control over financial reporting of TherapeuticsMD, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
February 28, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statements to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Financial Statements and Financial Statements Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(5)
3.2	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(5)
3.3	n/a	Composite Amended and Restated Articles of Incorporation of the Company, as amended(6)
3.4	n/a	Bylaws of AMHN, Inc.(7)
3.5	December 17, 2015	First Amendment to Bylaws of the Company(8)
4.1	n/a	Form of Certificate of Common Stock(9)
10.1	n/a	Form of Common Stock Purchase Warrant (10)
10.2*	n/a	Form of Non-Qualified Stock Option Agreement (10)
10.3*	n/a	Amended and Restated 2012 Stock Incentive Plan(11)
10.4*	n/a	2009 Long Term Incentive Compensation Plan, as amended(12)
10.5	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc.(13)
10.6	November 3, 2011	Software License Agreement between vitaMedMD, LLC and Pernix Therapeutics, LLC(14)
10.7	February 24, 2012	Form of Common Stock Purchase Warrant(15)
10.8	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc.(16)
10.9	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc.(17)
10.10	September 26, 2012	Form of Securities Purchase Agreement (18)
10.11*	November 8, 2012	Form of Employment Agreement(19)
10.12	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC(20)
10.13	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc. (21)
10.14*	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio(21)
10.15	May 16, 2013	Lease between the Company and 6800 Broken Sound LLC(22)
10.16	February 18, 2015	First Amendment to Lease between the Company and 6800 Broken Sound, LLC(23)
10.17	April 26, 2016	Second Amendment to Lease between the Company and 6800 Broken Sound, LLC(24)
10.18	October 4, 2016	Third Amendment to Lease between the Company and 6800 Broken Sound, LLC(25)
10.19*	December 17, 2015	Employment Agreement between the Company and Brian Bernick(8)
10.20*	December 17, 2015	Employment Agreement between the Company and Michael Donegan(8)
10.21*	December 17, 2015	Employment Agreement between the Company and Mitchel Krassan(8)
21.1†	February 28, 2017	Subsidiaries of the Company
23.1†	February 28, 2017	Consent of Grant Thornton, LLP
23.2†	February 28, 2017	Consent of Rosenberg Rich Baker Berman & Company

Exhibit	Date	Description
31.1†	February 28, 2017	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2†	February 28, 2017	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1†	February 28, 2017	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	February 28, 2017	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	n/a	XBRL Instance Document
101.SCH†	n/a	XBRL Taxonomy Extension Schema Document
101.CAL†	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB†	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE†	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

*	Indicates a contract with management or compensatory plan or arrangement.
†	Filed herewith.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(5)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(6)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2015 filed with the Commission on August 7, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(9)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(11)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(12)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).
(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(14)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2011 filed with the Commission on November 7, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(15)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(16)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(17)	Filed as an exhibit to Form 10-K for the year ended December 31, 2015, filed with the Commission on February 26, 2016 and incorporated herein by reference (SEC File No. 001-00100).
(18)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(19)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(20)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).
(21)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(22)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2013 filed with the Commission on August 7, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(23)	Filed as an exhibit to Form 10-K for the year ended December 31, 2014 filed with the Commission on March 12, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(24)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2016 filed with the Commission on May 5, 2016 and incorporated herein by reference (SEC File No. 001-00100).
(25)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2016 filed with the Commission on November 5, 2016 and incorporated herein by reference (SEC File No. 001-00100).

Item 16.	Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017	THERAPEUTICSMD, INC.

/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Robert G. Finizio	Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2017
Robert G. Finizio

/s/ John C.K. Milligan, IV	President, Secretary, Director	February 28, 2017
John C.K. Milligan, IV

/s/ Daniel A. Cartwright	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	February 28, 2017
Daniel A. Cartwright

/s/ Tommy G. Thompson	Chairman	February 28, 2017
Tommy G. Thompson

/s/ Brian Bernick	Director	February 28, 2017
Brian Bernick

/s/ J. Martin Carroll	Director	February 28, 2017
J. Martin Carroll

/s/ Cooper C. Collins	Director	February 28, 2017
Cooper C. Collins

/s/ Robert V. LaPenta, Jr.	Director	February 28, 2017
Robert V. LaPenta, Jr

/s/ Jules Musing	Director	February 28, 2017
Jules Musing

/s/ Angus C. Russell	Director	February 28, 2017
Angus C. Russell

/s/ Nicholas Segal	Director	February 28, 2017
Nicholas Segal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TherapeuticsMD, Inc.

We have audited the accompanying consolidated balance sheets of TherapeuticsMD, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders equity, and cash flows for the two years in the period ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TherapeuticsMD, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TherapeuticsMD, Inc.

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of TherapeuticsMD, Inc. and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 12, 2015

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$131,534,101	$64,706,355
Accounts receivable, net of allowance for doubtful accounts of $376,374 and $81,910, respectively	4,500,699	3,049,715
Inventory	1,076,321	690,153
Other current assets	2,299,052	2,233,897
Total current assets	139,410,173	70,680,120

Fixed assets, net	516,839	198,592

Other Assets:
Intangible assets, net	2,405,972	1,615,251
Security deposit	139,036	125,000
Prepaid expense	—	1,109,883
Total other assets	2,545,008	2,850,134
Total assets	$142,472,020	$73,728,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,358,514	$3,126,174
Other current liabilities	7,624,085	7,539,526
Total current liabilities	14,982,599	10,665,700

Commitments and Contingencies - See Note 13

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized: 196,688,222 and 177,928,041 issued and outstanding, respectively	196,688	177,928
Additional paid-in capital	436,995,052	282,712,078
Accumulated deficit	(309,702,319)	(219,826,860)
Total stockholders’ equity	127,489,421	63,063,146
Total liabilities and stockholders’ equity	$142,472,020	$73,728,846

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014

Revenues, net	$19,356,450	$20,142,898	$15,026,219

Cost of goods sold	4,185,708	4,506,673	3,671,803

Gross profit	15,170,742	15,636,225	11,354,416

Operating expenses:
Sales, general, and administrative	51,348,414	28,721,236	22,124,072
Research and development	53,943,477	72,042,774	43,218,938
Depreciation and amortization	132,451	62,400	52,467
Total operating expenses	105,424,342	100,826,410	65,395,477

Operating loss	(90,253,600)	(85,190,185)	(54,041,061)

Other income and (expense)
Miscellaneous income	367,317	95,719	46,569
Accreted interest	10,824	17,442	37,309
Financing costs	—	—	(260,027)
Total other income (expense)	378,141	113,161	(176,149)

Loss before income taxes	(89,875,459)	(85,077,024)	(54,217,210)

Provision for income taxes	—	—	—

Net loss	$(89,875,459)	$(85,077,024)	$(54,217,210)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.46)	$(0.49)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	196,088,196	173,174,229	149,727,228

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2014	144,976,757	144,977	135,086,056	(80,532,626)	54,698,407

Shares issued in offerings, net of cost	9,850,106	9,850	42,761,503	—	42,771,353
Shares issued for exercise of options, net	854,573	855	344,891	—	345,746
Shares issued for exercise of warrants, net	365,583	365	180,635	—	181,000
Shares issued for exercise of restricted stock units	50,000	50	(50)	—	—
Share-based compensation	—	—	4,609,811	—	4,609,811
Net loss	—	—	—	(54,217,210)	(54,217,210)

Balance, December 31, 2014	156,097,019	156,097	182,982,846	(134,749,836)	48,389,107

Shares issued in offerings, net of cost	20,040,359	20,040	91,354,609	—	91,374,649
Shares issued for exercise of options, net	612,981	613	1,231,966	—	1,232,579
Shares issued for exercise of warrants, net	1,177,682	1,178	364,822	—	366,000
Share-based compensation	—	—	6,777,835	—	6,777,835
Net loss	—	—	—	(85,077,024)	(85,077,024)

Balance, December 31, 2015	177,928,041	177,928	282,712,078	(219,826,860)	63,063,146

Shares issued in offerings, net of cost	17,424,242	17,424	134,846,051	—	134,863,475
Shares issued for exercise of warrants, net	722,744	723	1,372,277	—	1,373,000
Shares issued for exercise of options, net	613,195	613	988,447	—	989,060
Share-based compensation	—	—	17,076,199	—	17,076,199
Net loss	—	—	—	(89,875,459)	(89,875,459)

Balance, December 31, 2016	196,688,222	$196,688	$436,995,052	$(309,702,319)	$127,489,421

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,875,459)	$(85,077,024)	$(54,217,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,906	29,959	28,987
Amortization of intangible assets	54,545	32,441	23,480
Provision for (recovery of) doubtful accounts	2,524,909	22,157	(5,436)
Share-based compensation	17,411,021	7,189,699	4,970,312
Amortization of deferred financing costs	—	—	260,027
Changes in operating assets and liabilities:
Accounts receivable	(3,975,893)	(917,656)	(458,028)
Inventory	(386,168)	491,960	(138,495)
Other current assets	709,907	(773,532)	680,281
Other assets	—	(17,442)	(37,309)
Accounts payable	4,232,340	(3,200,955)	4,212,912
Deferred revenue	—	(522,613)	(1,079,967)
Other current liabilities	84,559	3,698,887	239,450

Net cash used in operating activities	(69,142,333)	(79,044,119)	(45,520,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(845,266)	(419,104)	(586,480)
Purchase of fixed assets	(396,154)	(165,257)	(30,962)
(Payment) refund of security deposit	(14,036)	—	10,686

Net cash used in investing activities	(1,255,456)	(584,361)	(606,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	134,863,475	91,374,649	42,771,353
Proceeds from exercise of options	989,060	1,232,579	345,746
Proceeds from exercise of warrants	1,373,000	366,000	181,000

Net cash provided by financing activities	137,225,535	92,973,228	43,298,099

Increase (decrease) in cash	66,827,746	13,344,748	(2,829,653)
Cash, beginning of period	64,706,355	51,361,607	54,191,260
Cash, end of period	$131,534,101	$64,706,355	$51,361,607

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

Nature of Business

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of our advanced hormone therapy pharmaceutical products. Our drug candidates that have completed clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. With our SYMBODA™ technology, we are developing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, iron supplements.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and credit card charge-backs and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We consider trade accounts receivable past due for more than 90 days to be delinquent. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts, adjustments to these reserves may be required. At December 31, 2016, two different customers represented 28% and 20%, respectively, of our gross accounts receivable. At December 31, 2015, three different customers represented 27%, 30%, and 14%, respectively, of our gross accounts receivable.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2016, we wrote-off accounts receivable balances of $2.2 million related to two retail pharmacy distributors. Both pharmacies are relatively small owner-managed pharmacies and share a similar amount of collection risk. Among the factors that contributed to our decision to write-off these balances were our inability to collect the outstanding balances and the lack of a continuing communication and business relationship with these parties following the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, effective September 1, 2016.

Inventories

Inventories represent packaged vitamins, nutritional products and supplements and raw materials, which are valued at the lower of cost or net realizable value using the average-cost method. Any costs of manufacturing the prescription products associated with the deferred revenue (as discussed in Revenue Recognition) prior to January 1, 2015, were recorded as deferred costs and included in inventory, until such time as the related deferred revenue was recognized. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Obsolescence may occur due to product expiring or product improvements rendering previous versions obsolete.

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

Fixed Assets

We state fixed assets at cost, net of accumulated depreciation. We charge maintenance costs, which do not significantly extend the useful lives of the respective assets, and repair costs to operating expenses as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their useful life or the term of the lease.

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

Intangible Assets

Patents and Trademarks

We have adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other, or ASC 350. Capitalized patent costs, net of accumulated amortization, include outside legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write-off any capitalized patent costs at that time. As of December 31, 2016, we had 17 issued patents (See Note 7). We capitalize external costs, consisting primarily of legal costs, related to securing our trademarks. Trademarks are perpetual and are not amortized. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

We review the carrying values of fixed assets and long-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances may include, among others, the following:

●	significant declines in an asset’s market price;
●	significant deterioration in an asset’s physical condition;
●	significant changes in the nature or extent of an asset’s use or operation;
●	significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
●	accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
●	current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
●	expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including, if applicable, the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of long-lived assets to be held and used during the years ended December 31, 2016, 2015, and 2014.

We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value. The impairment test for assets with indefinite lives consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment of indefinite lived intangible assets during the years ended December 31, 2016, 2015, and 2014.

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

At December 31, 2016 and 2015, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with any required impairment test. There was no impairment of intangible assets during the years ended December 31, 2016, 2015, and 2014.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2016 and 2015, we had no tax positions relating to open tax returns that were considered to be uncertain.

Our tax returns are subject to review by the Internal Revenue Service three years after they are filed. Currently, years filed after 2013 are subject to review.

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. The expected volatility of share options was estimated based on a historical volatility analysis of peer entities whose stock prices were publicly available that were similar to the Company with respect to industry, stage of life cycle, market capitalization, and financial leverage. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards as we have insufficient historical information regarding our stock options to provide a basis for estimate. The average expected life is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including forfeiture rates, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Our OTC and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. The primary difference between our OTC and prescription prenatal vitamin products is the source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while purchasers of our prescription prenatal vitamin products pay for the product primarily via third-party payers. Both OTC and prescription prenatal vitamin products share the same marketing support team utilizing similar marketing techniques. As of January 1, 2017, we ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which have declined steadily over time resulting in immaterial sales. The revenue that is generated by us from major customers is all generated from sales of our prescription prenatal vitamin products which is disclosed in Note 13. There are no major customers for our OTC prenatal vitamin or other products.

Over-the-Counter Products

We generate OTC revenue from product sales primarily to retail consumers. We recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. We include outbound shipping and handling fees, if any, in revenues, net, and bill them upon shipment. We include shipping expenses in cost of goods sold. A majority of our OTC customers pay for our products with credit cards, and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to OTC sales. We provide an unconditional 30-day money-back return policy under which we accept product returns from our retail and eCommerce OTC customers. We recognize revenue from OTC sales, net of estimated returns and sales discounts. As of January 1, 2017, we ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which have declined steadily over time resulting in immaterial sales.

Prescription Products

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors. We recognize revenue from prescription product sales, net of sales discounts, chargebacks, wholesaler fees, customer rebates and estimated returns.

Revenue related to prescription products sold through wholesale distributors is recognized when the prescription products are shipped to the distributors and the control of the products passes to each distributor. We accept returns of unsalable prescription products sold through wholesale distributors within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. Prior to January 1, 2015, we deferred the recognition of revenue on prescription products sold through wholesale distributors until the right of return no longer existed as, prior to that date, we could not reasonably estimate the amount of future returns. As of January 1, 2015, we began estimating and reserving for returns based on historical return rates, while recording actual product returns against this reserve as received.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to September 1, 2016, we recognized revenue related to prescription products sold through retail pharmacy distributors when the product was dispensed by the retail pharmacy distributor, at which point all revenue and discounts related to such product were known or determinable and there was no right of return with respect to such product. On September 1, 2016, we centralized the distribution channel for both our retail pharmacy distributors and wholesale distributors, in order to facilitate sales to a broader population of retail pharmacies and mitigate exposure to any one retail pharmacy. Beginning on September 1, 2016, all of our prescription products are distributed under the wholesale distributor model described above.

We offer various rebate programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The consumer rebate program is designed to enable the end user to submit a coupon to us. If the coupon qualifies, we send a rebate check to the end user. We estimate the allowance for consumer rebates that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. We record distributor fees based on amounts stated in contracts and estimate chargebacks based on the number of units sold each period.

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

Advertising Costs

We expense advertising costs when incurred. Advertising costs were $752,611, $792,574, and $698,871 during the years ended December 31, 2016, 2015, and 2014, respectively.

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities are capitalized, and were $228,933 at December 31, 2016, all of which was included in other current assets on the accompanying consolidated balance sheets. Advance payments to be expensed in future R&D activities were $1,138,073 at December 31, 2015, of which $1,009,175 was included in other current assets and $128,898 was included in long term prepaid expense on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses related to designing experiments to generate data for patents and to further the formulation development process for our pipeline technologies. Outside legal counsel also provided professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

	As of December 31,
	2016	2015	2014
Stock options	21,767,854	20,725,325	16,792,443
Warrants	12,060,071	12,722,431	13,927,916
	33,827,925	33,447,756	30,720,359

Subsequent to December 31, 2016, certain individuals exercised warrants to purchase 1,800,000 shares of our Common Stock for approximately $2,436,000 in cash. See Note 15 - Subsequent Events for more details.

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

Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to drug wholesalers and retail pharmacy distributors. Credit is extended to our customers based on an evaluation of a customer’s financial condition, and collateral is not required.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update, or ASU, 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt the various amendments in ASU 2016-09 in our consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. We do not expect the adoption of these amendments to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. While we are continuing to assess all potential impacts of the standard, we currently believe, the impact of this standard will be primarily related to the accounting for our operating lease.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), simplifying the Measurement of Inventory. This guidance requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market (LOCOM). The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) or the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models. The new guidance does not change the calculation of net realizable value that entities are required to calculate when applying existing LOCOM guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under the new guidance, however, entities will no longer need to calculate other measures of “market.” The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2015-11 in the fourth quarter of 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We adopted ASU 2014-15 in the fourth quarter of 2016. The adoption of this ASU did not have a material effect on our consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We have performed a preliminary review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have reviewed customer contracts and applied the five-step model of the new standard to our contracts as well as compared the results to our current accounting practices. At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on our financial statements but will potentially expand our disclosures related to contracts with customers.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,
	2016	2015
Finished product	$1,062,285	$661,167
Raw material	14,036	28,986
TOTAL INVENTORY	$1,076,321	$690,153

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2016	2015
Prepaid insurance	$628,039	$695,421
Prepaid manufacturing costs	991,809	—
Prepaid consulting	128,898	334,822
Other prepaid costs	405,960	369,812
Prepaid vendor deposits	44,311	159,489
Prepaid research and development costs	100,035	674,353
TOTAL OTHER CURRENT ASSETS	$2,299,052	$2,233,897

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,
	2016	2015
Accounting system	$301,096	$149,699
Equipment	215,182	132,150
Computer hardware	80,211	—
Furniture and fixtures	113,079	69,454
Leasehold improvements	37,888	—
	747,456	351,303
Accumulated depreciation	(230,617)	(152,711)
TOTAL FIXED ASSETS, NET	$516,839	$198,592

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $77,906, $29,959, and $28,987, respectively.

NOTE 6 –PREPAID EXPENSE

Prepaid expense consists of the following:

	December 31,
	2016	2015
Prepaid manufacturing costs	$—	$980,985
Prepaid research and development costs		128,898
TOTAL PREPAID EXPENSE	$—	$1,109,883

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of December 31, 2016 and 2015:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(6,490)	$25,461	12.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,093,452	(102,393)	991,059	16
Hormone therapy drug candidate patents (pending)	1,203,987	—	1,203,987	n/a
Non-amortizing intangible assets:
Multiple trademarks	185,465	—	185,465	indefinite
TOTAL	$2,606,598	$(200,626)	$2,405,972

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(4,493)	$27,458	13.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	705,752	(49,845)	655,907	17
Hormone therapy drug candidate patents (pending)	774,165	—	774,165	n/a
Non-amortizable intangible assets:
Multiple trademarks for vitamins/supplements	157,721	—	157,721	indefinite
Total	$1,761,332	$(146,081)	$1,615,251

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the years ended December 31, 2016 and 2015, there was no impairment recognized related to intangible assets.

In addition to numerous pending patent applications, as of December 31, 2016, we had 17 issued patents, including:

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

Amortization expense was $54,545, $32,441 and $23,480 for the years ended December 31, 2016, 2015, and 2014, respectively. Estimated amortization expense, based on current patent cost being amortized, for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2017	$63,938
2018	$63,938
2019	$63,938
2020	$63,938
2021	$63,938
Thereafter	$696,830

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2016	2015
Accrued clinical trial costs	$1,281,080	$3,725,377
Accrued payroll, bonuses and commission costs	3,531,440	2,108,143
Accrued compensated absences	665,561	562,096
Accrued legal and accounting expense	176,518	210,309
Accrued sales and marketing costs	665,773	—
Other accrued expenses	224,865	546,264
Allowance for wholesale distributor fees	76,510	32,659
Accrued royalties	26,507	46,851
Allowance for coupons and returns	794,816	224,300
Accrued rent	181,015	83,527
TOTAL OTHER CURRENT LIABILITIES	$7,624,085	$7,539,526

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2016, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At December 31, 2016, we had 350,000,000 shares of Common Stock authorized for issuance, of which 196,688,222 shares of our Common Stock were issued and outstanding.

Issuances During 2016

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

During the year ended December 31, 2016, certain individuals exercised stock options to purchase 525,362 shares of Common Stock for $989,060 in cash. Also during the same period, stock options to purchase 127,109 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 87,833 shares of Common Stock were issued.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Purchase Common Stock

As of December 31, 2016, we had warrants outstanding to purchase an aggregate of 12,060,071 shares of our Common Stock with a weighted-average contractual remaining life of 1.0 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.08 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend yield and the term of the warrant.

During the year ended December 31, 2016, we granted warrants to purchase 245,000 shares of Common Stock to outside consultants at the weighted average price of $7.90 per share. These warrants vest and have expiration dates as follows: warrants to purchase 75,000 shares of Common Stock vested on April 21, 2016 and have an expiration date of April 21, 2021, warrants to purchase 50,000 shares of Common Stock vest ratably over a 24-month period and have an expiration date of April 21, 2021, and warrants to purchase 120,000 shares of Common Stock vest ratable over a 12-month period and have an expiration date of January 21, 2021. During the year ended December 31, 2015, we granted warrants to purchase 50,000 shares of Common Stock to an outside consultant at an exercise price of $6.35 vesting ratably over a 12 month period, with an expiration date of April 6, 2020. We recorded share-based compensation expense related to warrants previously issued of $936,974, $139,142 and $36,284 for the years ended December 31, 2016, 2015, and 2014, respectively, in the accompanying consolidated financial statements.

Summary of our Warrant activity during the year ended December 31, 2016:

	Number of Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	12,722,431	$1.93	1.7	$107,344,752
Granted	245,000	$7.90
Exercised	(722,744)	$1.90		$3,988,343
Expired	(184,616)	$0.41
Cancelled/Forfeited	—
Balance at December 31, 2016	12,060,071	$2.08	1.0	$45,063,867
Vested and Exercisable at December 31, 2016	11,733,410	$2.06	1.0	$43,998,535
Unvested at December 31, 2016	326,661	$2.81	1.7	$1,065,332

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value per share of warrants issued and the assumptions used in the Black-Scholes Model during the years ended December 31, 2016, 2015 and 2014 are set forth in the table below.

	2016	2015	2014
Weighted average price	$7.90	$6.35	n/a
Weighted average grant date fair value	$4.78	$3.27	n/a
Risk-free interest rate	1.04-1.28%	1.02%	n/a
Volatility	74.10-74.15%	60.59%	n/a
Term (in years)	5	5	n/a
Dividend yield	0.00%	0.00%	n/a

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the instrument. The estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the instrument as we have insufficient historical information regarding our stock options to provide a basis for estimate. The expected volatility of warrants was estimated based on a historical volatility analysis of peers that were similar to the Company with respect to industry, stage of life cycle, market capitalization, and financial leverage.

In January 2013, we issued warrants to purchase 1,250,000 shares of our Common Stock in connection with the issuance of a Multiple Advance Revolving Credit Note to Plato and Associates, LLC, or the Plato Warrant. The Plato Warrant has an exercise price of $3.20 per share. The Plato Warrant vested on October 31, 2013 and may be exercised prior to its expiration on January 31, 2019. The Plato Warrant, with a fair value of approximately $1,711,956, was valued on the date of the grant using a term of six years; a volatility of 44.29%; risk free rate of 0.88%; and a dividend yield of 0%. During the years ended December 31, 2016, 2015, 2014, and 2013, $0, $0, and $260,027, respectively, was recorded as financing costs in connection with the issuance of the Plato Warrant on the accompanying consolidated financial statements.

In May 2013, we entered into a consulting agreement with Sancilio and Company, Inc., or SCI, to develop drug platforms to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain U.S. Food and Drug Administration, or the FDA, approval for our drug candidates, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of our Common Stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to issue to SCI a warrant to purchase 850,000 shares of our Common Stock at $2.01 per share that has vested or will vest, as applicable, as follows:

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

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. During the years ended December 31 2016, 2015, and 2014, we recorded $77,026, $154,068, and $154,068, respectively, as non-cash compensation in the accompanying consolidated financial statements related to this warrant. As of December 31, 2016 this warrant was fully amortized; and

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will not occur before May 2017.

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to an unaffiliated entity for services to be rendered over approximately five years beginning in May 2012. The warrants vested upon issuance. Services provided are to include (a) services in support of our drug development efforts, including services in support our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain New Drug Approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. At December 31, 2016, we had $128,898 reported as prepaid expense-short term associated with these warrants. During the years ended December 31, 2016, 2015, and 2014, we recorded $257,796, $257,796, and $309,165, respectively as non-cash compensation with respect to these warrants in the accompanying consolidated financial statements. The contract will expire upon the commercial manufacture of a drug product. We have determined that the process will take approximately five years.

As of December 31, 2016, unamortized costs associated with the SCI warrants issued in 2013 and 2012 totaled approximately $128,898 and will be recognized over a period of six months.

Warrant exercises

During the year ended December 31, 2016, certain individuals exercised warrants to purchase 722,744 shares of Common Stock for $1,373,000 in cash.

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

Subsequent to December 31, 2016, certain individuals exercised warrants to purchase 1,800,000 shares of our Common Stock for approximately $2,436,000 in cash.

Options to Purchase Common Stock of the Company

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of December 31, 2016, there were non-qualified stock options to purchase 17,899,380 shares of Common Stock outstanding under the 2009 Plan. As of December 31, 2016, there were 2,952,128 shares available to be issued under 2009 Plan.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of December 31, 2016, there were non-qualified stock options to purchase 3,868,474 shares of Common Stock outstanding under the 2012 Plan. As of December 31, 2016, there were 6,050,000 shares available to be issued under 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The ranges of assumptions used in the Black-Scholes Model during the years ended December 31, 2016, 2015, and 2014 are set forth in the table below.

	2016	2015	2014
Risk-free interest rate	1.13-1.90%	1.47-1.67%	0.07-1.77%
Volatility	70.26-73.34%	58.78-62.94%	68.05-82.29%
Term (in years)	5.5-6.25	5.27-6.25	5-6.25
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term. Estimated volatility is a measure of the amount by which the price of our Common Stock is expected to fluctuate each year during the term of an award. Our estimated volatility is an average of the historical volatility of the stock prices of our peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards as we have insufficient historical information regarding our stock options to provide a basis for estimate. The expected volatility of share options was estimated based on a historical volatility analysis of peers that were similar to us with respect to industry, stage of life cycle, market capitalization, and financial leverage. The average expected life is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Future stock-based compensation may significantly differ based on changes in the fair value of our common stock and our estimates of expected volatility and the other relevant assumptions.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the 2009 and 2012 Plans and related information during the year ended December 31, 2016 is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	20,725,325	$3.28	6.5	$146,864,184
Granted	1,732,500	$6.22
Exercised	(652,471)	$1.91		$3,828,358
Expired	(5,750)	$4.76
Cancelled/Forfeited	(31,750)	$6.38
Balance at December 31, 2016	21,767,854	$3.56	5.8	$60,495,730
Vested and Exercisable at December 31, 2016	18,633,479	$3.09	5.3	$59,382,849
Unvested at December 31, 2016	3,134,375	$6.29	9.0	$1,112,881

At December 31, 2016, our outstanding options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value of options granted during the year ended December 31, 2016 was $3.94 per share.

Share-based compensation expense related to options recognized in our results of operations for the years ended December 31, 2016, 2015, and 2014 was approximately $16,139,225, $6,621,658, and $4,393,455, respectively, and it is based on awards vested. We estimate forfeitures at the time of grant and revise the forfeiture rate in subsequent periods if actual forfeitures differ from the estimates. At December 31, 2016, total unrecognized estimated compensation expense related to unvested options was approximately $10,669,000, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.6 years. No tax benefit was realized due to a continued pattern of operating losses.

In December 2013, we granted a restricted stock unit, or the RSU, under our 2012 Plan to an employee for 50,000 shares of our Common Stock having a fair value of $233,500. During the year ended December 31, 2014 we recorded $180,072 of non-cash compensation related to the RSU on the accompanying consolidated financial statements. The RSU was issued in June 2014.

NOTE 10 – INCOME TAXES

For the years ended December 31, 2016, 2015, and 2014, there was no provision for income taxes, current or deferred.

At December 31, 2016, we had a federal net operating loss carry forward of $268,199,351 available to offset future taxable income through 2036. The federal carryforwards will begin to expire in 2031.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	2016	2015	2014
Federal statutory tax rate	34.0%	34.0%	34.0%
State tax rate, net of federal tax benefit	5.4%	4.73%	5.8%
Adjustment in valuation allowances	(40.3)%	(38.97)%	(50.9)%
Permanent and other differences	0.9%	0.24%	11.1%
Provision (benefit) for income taxes	—%	—%	—%

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Deferred Income Tax Assets:
Net operating losses	$111,730,450	$79,499,633	$43,091,437
R&D Credit	186,347	186,347	—
Total deferred income tax asset	111,916,797	79,685,980	43,091,437
Valuation allowance	(111,916,797)	(79,685,980)	(43,091,437)
Deferred income tax assets, net	$—	$—	$—

We believe that it is more likely than not that we will not generate sufficient future taxable income to realize the tax benefits related to the deferred tax assets on our balance sheet and as such, a valuation allowance has been established against the deferred tax assets for the period ended December 31, 2016.

Unrecognized Tax Benefits

As of the period ended December 31, 2016, we have no unrecognized tax benefits.

NOTE 11 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our Company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our Company or a committee consisting of independent directors of our Company since July 2015. During the years ended December 31, 2016 and 2015, the amounts billed by Catalent were approximately $3,647,000 and $1,266,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of December 31, 2016 and 2015 there were amounts due to Catalent of approximately $57,000 and $4,600, respectively.

On February 29, 2012, Cooper C. Collins, who was then president and largest shareholder of Pernix Therapeutics, LLC, or Pernix, was elected to serve on our board of directors. From time to time, we have entered into agreements with Pernix in the normal course of business. All such agreements are reviewed by independent directors of our company or a committee consisting of independent directors of our company. During the year ended December 31, 2015, we entered into a settlement agreement with Pernix according to which Pernix paid us $175,000 in cash for legal fee reimbursement relating to a litigation matter stemming from a license and supply agreement, resulting in the elimination of an approximately $46,000 outstanding payable and $250,000 outstanding receivable and the recording of approximately $29,000 in settlement fees on the accompanying consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 98%, 60% and 82% of our purchases supplied by one vendor for the years ended December 31, 2016, 2015 and 2014, respectively.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the years ended December 31, 2016, 2015 and 2014; three, two and four customers each, respectively, generated more than 10% of our revenues. Revenue generated from three major customers combined accounted for approximately 41% of our revenue during the year ended December 31, 2016. Revenue generated from two major customers combined accounted for approximately 67% of our revenue during the year ended December 31, 2015. Revenue generated from four major customers combined accounted for approximately 75% of our recognized revenue during the year ended December 31, 2014.

During the year ended December 31, 2016, Woodstock Pharmaceutical and Compounding generated approximately $2,247,000 of our revenue; Medical Center Pharmacy generated approximately $3,700,000 of our revenue and Pharmacy Innovations PA generated approximately $2,040,000 of our revenue. During the year ended December 31, 2015, Woodstock Pharmaceutical and Compounding generated approximately $8,848,000 of our revenue and Due West Pharmacy generated approximately $4,843,000 of our revenue. During the year ended December 31, 2014, AmerisourceBergen generated approximately $1,610,000, McKesson generated approximately $1,587,000, Cardinal generated approximately $1,804,000 and Woodstock Pharmaceutical and Compounding generated approximately $4,054,000 in sales, respectively.

As a result of developments in the pharmaceutical industry that negatively affected independent pharmacies, including such pharmacies’ reliance on third party payors, in 2016, we identified that payment periods for our retail pharmacy distributors were becoming longer than in prior years. As a result, during the third quarter of 2016, we centralized the distribution channel for both our retail pharmacy distributors and wholesale distributors, in order to facilitate sales to a broader population of retail pharmacies and minimize business risk exposure to any one retail pharmacy. During the third quarter of 2016, we entered into new distribution agreements with our retail pharmacy distributors to effectuate this centralization which were effective September 1, 2016.

Prior to January 1, 2015, we deferred the recognition of revenue on prescription products until the right of return no longer existed as prior to that date, we could not reasonably estimate the amount of future returns. Revenue generated by major customers accounted for approximately 97% of deferred revenue for the year ended December 31, 2014. As of January 1, 2015, we started estimating returns based on historical return rates and recorded actual product returns against this reserve as received. As a result, no deferred revenue was recorded for the years ended December 31, 2016 and 2015.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease

We lease administrative office space in Boca Raton, Florida pursuant to a non-cancelable operating lease that commenced on July 1, 2013 and originally provided for a 63-month term. On February 18, 2015, we entered into an agreement with the same lessors to lease additional administrative office space in the same location, pursuant to an addendum to such lease. In addition, on April 26, 2016, we entered into an agreement with the same lessors to lease additional administrative office space in the same location. This agreement was effective beginning May 1, 2016 and extended the original expiration of the lease term to October 31, 2021. On October 4, 2016, we entered into an agreement with the same lessors to lease additional administrative office space in the same location, pursuant to an addendum to such lease. This addendum is effective beginning November 1, 2016.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The rental expense related to our current lease during the years ended December 31, 2016, 2015 and 2014 was $709,483, $446,099 and $361,793, respectively. The rental expense during the year ended December 31, 2014 was partially offset by rent income of $41,613. We did not sublet any space during the years ended December 31, 2016 and 2015.

As of December 31, 2016, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2017	$864,827
2018	942,305
2019	1,083,890
2020	1,102,667
2021	934,313
Total minimum lease payments	$4,928,002

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2016, 2015, and 2014, we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Employment Agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal years 2016 and 2015 is as follows:

	2016 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$4,930	$4,403	$5,536	$4,487
Gross profit	$3,822	$3,273	$4,298	$3,778
Net loss	$(20,929)	$(21,094)	$(25,016)	$(22,836)

Loss per common share, basic and diluted	$(0.11)	$(0.11)	$(0.13)	$(0.12)

	2015 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$4,475	$4,848	$5,190	$5,630
Gross profit	$3,431	$3,815	$3,996	$4,395
Net loss	$(20,895)	$(27,227)	$(19,472)	$(17,483)

Loss per common share, basic and diluted	$(0.13)	$(0.16)	$(0.11)	$(0.10)

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2016, certain individuals exercised warrants to purchase 1,800,000 shares of Common Stock for approximately $2,436,000 in cash.