Form 10-Q
period 2017-06-30
TherapeuticsMD, Inc.
filed 2017-08-03
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2017 was 204,027,142.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
INDEX

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS

Current Assets:
Cash	$96,476,483	$131,534,101
Accounts receivable, net of allowance for doubtful accounts of $358,268 and $376,374, respectively	3,396,419	4,500,699
Inventory	1,414,015	1,076,321
Other current assets	2,228,755	2,299,052
Total current assets	103,515,672	139,410,173

Fixed assets, net	483,688	516,839

Other Assets:
Intangible assets, net	2,739,686	2,405,972
Security deposit	139,036	139,036
Total other assets	2,878,722	2,545,008
Total assets	$106,878,082	$142,472,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,108,034	$7,358,514
Other current liabilities	5,180,218	7,624,085
Total current liabilities	13,288,252	14,982,599

Commitments and Contingencies - See Note 14

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized; 204,027,142 and 196,688,222 issued and outstanding, respectively	204,027	196,688
Additional paid in capital	443,952,952	436,995,052
Accumulated deficit	(350,567,149)	(309,702,319)
Total stockholders’ equity	93,589,830	127,489,421
Total liabilities and stockholders’ equity	$106,878,082	$142,472,020

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues, net	$4,250,433	$4,403,247	$8,235,897	$9,333,338

Cost of goods sold	681,725	1,130,108	1,341,360	2,238,551

Gross profit	3,568,708	3,273,139	6,894,537	7,094,787

Operating expenses:
Sales, general, and administration	14,628,927	10,619,006	31,466,544	20,297,558
Research and development	8,716,395	13,841,193	16,441,235	28,938,210
Depreciation and amortization	53,189	24,262	102,888	43,859
Total operating expense	23,398,511	24,484,461	48,010,667	49,279,627

Operating loss	(19,829,803)	(21,211,322)	(41,116,130)	(42,184,840)

Other income:
Miscellaneous income	149,054	114,320	275,022	155,937
Accreted interest	3,832	2,863	7,699	5,399
Total other income	152,886	117,183	282,721	161,336

Loss before taxes	(19,676,917)	(21,094,139)	(40,833,409)	(42,023,504)

Provision for income taxes	—	—	—	—

Net loss	$(19,676,917)	$(21,094,139)	$(40,833,409)	$(42,023,504)

Net loss per share, basic and diluted	$(0.10)	$(0.11)	$(0.20)	$(0.21)

Weighted average number of common shares outstanding	203,384,610	196,325,715	200,602,778	195,613,639

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,833,409)	$(42,023,504)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of fixed assets	69,000	19,216
Amortization of intangible assets	33,888	24,643
(Recovery of) provision for doubtful accounts	(18,106)	447,388
Share-based compensation	3,051,357	9,200,844
Changes in operating assets and liabilities:
Accounts receivable	1,122,386	(1,874,980)
Inventory	(337,694)	(193,503)
Other current assets	(58,601)	1,001,120
Accounts payable	749,520	(86,786)
Other current liabilities	(2,443,867)	(1,239,743)
Net cash used in operating activities	(38,665,526)	(34,725,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(367,602)	(393,221)
Purchase of fixed assets	(35,849)	(265,036)
Payment of security deposit	—	(4,864)
Net cash used in investing activities	(403,451)	(663,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	—	134,863,475
Proceeds from exercise of warrants	3,798,999	1,373,000
Proceeds from exercise of options	212,360	978,042
Net cash provided by financing activities	4,011,359	137,214,517

(Decrease) increase in cash	(35,057,618)	101,826,091
Cash, beginning of period	131,534,101	64,706,355
Cash, end of period	$96,476,483	$166,532,446

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

TherapeuticsMD, Inc., a Nevada corporation, or TherapeuticsMD, or the Company, has three wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed; BocaGreenMD, Inc., a Nevada corporation, or BocaGreen; and VitaCare Prescription Services, Inc., a Florida corporation, or VitaCare. Unless the context otherwise requires, TherapeuticsMD, VitaMed, BocaGreen, and VitaCare collectively are sometimes referred to as “our company,” “we,” “our,” or “us.”

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

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of TherapeuticsMD, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or the SEC, from which we derived the accompanying consolidated balance sheet as of December 31, 2016. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP , for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or any other interim period in the future.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. This guidance does not change the accounting for modifications. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in an interim period. We do not expect that adoption of this guidance will have a material effect on our consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2016-09 effective January 1, 2017, electing to account for forfeitures when they occur. The impact from adoption of the provisions related to forfeiture rates was reflected in our consolidated financial statements on a modified retrospective basis, resulting in an adjustment of approximately $31,000 to retained earnings. The impact from adoption of the provisions related to excess tax benefits or deficiencies in the provision for income taxes rather than paid-in capital was adopted on a modified retrospective basis. Since we have a full valuation allowance on our net deferred tax assets, an amount equal to the cumulative adjustment made to retained earnings to recognize the previously unrecognized net operating losses from prior periods was made to the valuation allowance through retained earnings for the first quarter financial statements. Adoption of all other changes did not have an impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. While we are continuing to assess all potential impacts of the standard, we currently believe the impact of this standard will be primarily related to the accounting for our operating lease.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We have performed a preliminary review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have reviewed customer contracts and applied the five-step model of the new standard to our contracts as well as compared the results to our current accounting practices. At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on our financial statements but will potentially expand our disclosures related to contracts with customers.

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

At June 30, 2017 and 2016, we had no assets or liabilities that were valued at fair value on a recurring basis. The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with our impairment test. There was no impairment of intangible assets or long-lived assets during the three and six months ended June 30, 2017 and 2016.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Over-the-Counter Products

We generate OTC revenue from product sales primarily to retail consumers. We recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. We include outbound shipping and handling fees, if any, in revenues, net, and bill them upon shipment. We include shipping expenses in cost of goods sold. A majority of our OTC customers pay for our products with credit cards, and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to OTC sales (Iron 21/7). We provide an unconditional 30-day money-back return policy under which we accept product returns from our retail and eCommerce OTC customers. We recognize revenue from OTC sales, net of estimated returns and sales discounts. As of January 1, 2017, we ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which have declined steadily over time resulting in immaterial sales.

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

We offer various rebate programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. We estimate the allowance for consumer rebates and coupons that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. We record distributor fees based on amounts stated in contracts and estimate chargebacks based on the number of units sold each period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements may include options, restricted stock, restricted stock units, performance-based awards, and share appreciation rights. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Prior to January 1, 2017, the expected volatility of share options was estimated based on a historical volatility analysis of peer entities whose stock prices were publicly available that were similar to our company with respect to industry, stage of life cycle, market capitalization, and financial leverage. On January 1, 2017, we started using our own stock price in our volatility calculation along with two other peer entities whose stock prices were publicly available that were similar to our company. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected term of the awards. The average expected life of warrants is based on the contractual terms of the awards. The average expected life of options is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, laboratory supplies, scale-up and validation costs, and other activities. Internal R&D activity expenses include salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities are capitalized, and were $0 at June 30, 2017 and $228,933 at December 31, 2016, all of which were included in other current assets on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various U.S. Food and Drug Administration, or the FDA, submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities include professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

NOTE 4 – INVENTORY

Inventory consists of the following:

	June 30, 2017	December 31, 2016
Finished product	$1,399,979	$1,062,285
Raw material	14,036	14,036
TOTAL INVENTORY	$1,414,015	$1,076,321

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2017	December 31, 2016
Prepaid manufacturing costs	$999,508	$991,809
Prepaid marketing costs	535,936	—
Prepaid insurance	350,571	628,039
Prepaid research and development costs	—	100,035
Prepaid consulting	—	128,898
Prepaid vendor deposits	5,000	44,311
Other prepaid costs	337,740	405,960
TOTAL OTHER CURRENT ASSETS	$2,228,755	$2,299,052

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2017	December 31, 2016
Accounting system	$301,096	$301,096
Equipment	247,568	215,182
Computer hardware	80,211	80,211
Furniture and fixtures	116,542	113,079
Leasehold improvements	37,888	37,888
	783,305	747,456
Accumulated depreciation	(299,617)	(230,617)
TOTAL FIXED ASSETS	$483,688	$516,839

Depreciation expense for the three months ended June 30, 2017 and 2016 was $35,400 and $10,853 respectively, and $69,000 and $19,216 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(7,488)	$24,463	12.25
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,207,267	(135,282)	$1,071,985	15.5
Hormone therapy drug candidate patents (pending)	1,444,581	—	1,444,581	n/a
Non-amortizing intangible assets:
Multiple trademarks	198,657	—	198,657	indefinite
Total	$2,974,199	$(234,513)	$2,739,686

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(6,490)	$25,461	12.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,093,452	(102,393)	991,059	16
Hormone therapy drug candidate patents (pending)	1,203,987	—	1,203,987	n/a
Non-amortizing intangible assets:
Multiple trademarks	185,465	—	185,465	indefinite
Total	$2,606,598	$(200,626)	$2,405,972

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the six months ended June 30, 2017 and year ended December 31, 2016, there was no impairment recognized related to intangible assets.

In addition to numerous pending patent applications, as of June 30, 2017, we had 17 issued patents, including:

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $17,789 and $13,409 for the three months ended June 30, 2017 and 2016, respectively, and $33,888 and $24,643 for the six months ended June 30, 2017 and 2016, respectively. Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2017(6 months)	$35,579
2018	$71,157
2019	$71,157
2020	$71,157
2021	$71,157
Thereafter	$776,241

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
Accrued clinical trial costs	$527,979	$1,281,080
Accrued payroll, bonuses and commission costs	1,738,495	3,531,440
Accrued compensated absences	934,370	665,561
Accrued legal and accounting expense	263,375	176,518
Accrued sales and marketing costs	100,821	665,773
Other accrued expenses	171,487	224,865
Allowance for wholesale distributor fees	98,729	76,510
Accrued royalties	71,775	26,507
Allowance for coupons and returns	1,019,853	794,816
Accrued rent	253,334	181,015
TOTAL OTHER CURRENT LIABILITIES	$5,180,218	$7,624,085

NOTE 9 – NET LOSS PER SHARE

We calculate earnings per share, or EPS, in accordance with ASC 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts: basic and diluted. We compute basic EPS based on the weighted-average number of shares of common stock, par value $0.001 per share, or Common Stock, outstanding during the period. We compute diluted EPS based on the weighted-average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period. Such potentially dilutive shares of Common Stock consist of options and warrants and were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive due to the net loss reported by us. The table below presents potentially dilutive securities that could affect our calculation of diluted net loss per share allocable to common stockholders for the periods presented.

	Three and Six months ended
	June 30, 2017	June 30, 2016
Stock options	23,402,100	20,668,657
Warrants	3,115,905	12,060,571
	26,518,005	32,729,228

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2017, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

At June 30, 2017, we had 350,000,000 shares of Common Stock authorized for issuance, of which 204,027,142 shares of Common Stock were issued and outstanding.

Issuances During 2017

During the three months ended June 30, 2017, certain individuals exercised stock options to purchase 5,000 shares of Common Stock for $20,050 in cash. During the six months ended June 30, 2017, certain individuals exercised stock options to purchase 100,046 shares of Common Stock for $212,360 in cash.

Issuances During 2016

On January 6, 2016, we entered into an underwriting agreement with Goldman Sachs & Co. and Cowen and Company, LLC, as the representatives of the several underwriters, or the Underwriters, relating to an underwritten public offering of 15,151,515 shares of Common Stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of Common Stock, which option was exercised in full. The net proceeds to us from the offering were approximately $134,864,000, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on January 12, 2016 and we issued 17,424,242 shares of Common Stock.

During the three months ended June 30, 2016, certain individuals exercised stock options to purchase 77,123 shares of Common Stock for $191,592 in cash. During the six months ended June 30, 2016, certain individuals exercised stock options to purchase 417,168 shares of Common Stock for $978,042 in cash.

Warrants to Purchase Common Stock

As of June 30, 2017, we had warrants outstanding to purchase an aggregate of 3,115,905 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.3 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.58 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant. During the six months ended June 30, 2017, we granted warrants to purchase 125,000 shares of Common Stock to outside consultants at an exercise price of $6.83 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 63.24%; risk free rate of 1.47%; and dividend yield of 0%. The grant date fair value of the warrants was $3.67 per share. The warrants are vesting ratably over a 12-month period and have an expiration date of March 15, 2022. During the six months ended June 30, 2016, we granted warrants to purchase 245,000 shares of Common Stock to outside consultants at a weighted average exercise price of $7.90 per share. The weighted average grant date fair value of these warrants was $4.78 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 74.10%-74.15%; risk free rate of 1.04%-1.28%; and dividend yield of 0%. These warrants vest and have expiration dates as follows: warrants to purchase 75,000 shares of Common Stock vested on April 21, 2016 and have an expiration date of April 21, 2021, warrants to purchase 50,000 shares of Common Stock vest ratably over a 24-month period and have an expiration date of April 21, 2021, and warrants to purchase 120,000 shares of Common Stock vest ratable over a 12-month period and have an expiration date of January 21, 2021.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2017 and 2016, we recorded $68,089 and $556,125, respectively, and during the six months ended June 30, 2017 and 2016 we recorded $115,774 and $683,590, respectively, as share-based compensation expense in the accompanying consolidated financial statements related to warrants. As of June 30, 2017, unamortized costs associated with these warrants totaled approximately $420,000.

In May 2013, we entered into a consulting agreement with Sancilio and Company, Inc., or SCI, to develop drug platforms to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain FDA approval for our drug candidates, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of Common Stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to issue to SCI a warrant to purchase 850,000 shares of Common Stock at $2.01 per share that has vested or will vest, as applicable, as follows:

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
2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. During the three months ended June 30, 2017 and 2016, we recorded $0 and $38,509, respectively, as non-cash compensation in the accompanying consolidated financial statements related to this warrant. During the six months ended June 30, 2017 and 2016, we recorded $0 and $77,026, respectively, as non-cash compensation in the accompanying consolidated financial statements related to this warrant. As of June 30, 2016, this warrant was fully amortized; and
3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will occur in the near future.

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to SCI for services to be rendered over approximately five years beginning in May 2012. The warrants vested upon issuance. Services provided are to include (a) services in support of our drug development efforts, including services in support of our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain New Drug Approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. During both the three months ended June 30, 2017 and 2016 and both the six months ended June 30, 2017 and 2016, we recorded $64,449 and $128,898, respectively, as non-cash compensation expense with respect to these warrants in the accompanying consolidated statements of operations. The contract will expire upon the commercial manufacture of a drug product. As of June 30, 2017, the SCI warrants issued in 2013 and 2012 were fully amortized.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2017, certain individuals exercised warrants to purchase 666,666 shares of Common Stock for $1,338,999 in cash. In addition, during the three months ended June 30, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued. During the three months ended June 30, 2016, certain individuals exercised warrants to purchase 161,372 shares of Common Stock for $63,000 in cash.

During the six months ended June 30, 2017, certain individuals exercised warrants to purchase 2,476,666 shares of Common Stock for $3,798,999 in cash. In addition, during the six months ended June 30, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued. During the six months ended June 30, 2016, certain individuals exercised warrants to purchase 722,744 shares of Common Stock for $1,373,000 in cash.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of June 30, 2017, there were non-qualified stock options to purchase 18,611,959 shares of Common Stock outstanding under the 2009 Plan. As of June 30, 2017, there were 2,139,503 shares of Common Stock available to be issued under the 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of June 30, 2017, there were non-qualified stock options to purchase 4,790,141 shares of Common Stock outstanding under the 2012 Plan. As of June 30, 2017, there were 5,128,333 shares of Common Stock available to be issued under the 2012 Plan.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model for options granted during the six months ended June 30, 2017 and 2016 are set forth in the table below.

	Six Months Ended
	June 30, 2017	June 30, 2016
Risk-free interest rate	1.84-2.01%	1.26-1.70%
Volatility	61.56-63.95%	70.44-71.22%
Term (in years)	5.5-6.25	6.25
Dividend yield	0.00%	0.00%

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	21,767,854	$3.56	5.8	$60,495,730
Granted	2,184,500	$6.61
Exercised	(100,046)	$2.12		$437,667
Expired/Forfeited	(450,208)	$6.54
Balance at June 30, 2017	23,402,100	$3.79	5.6	$52,165,428
Vested and Exercisable at June 30, 2017	18,731,808	$3.13	4.9	$51,750,547
Unvested at June 30, 2017	4,670,292	$6.43	8.8	$414,881

At June 30, 2017, our outstanding stock options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value per share of options granted was $3.82 and $5.08 during the six months ended June 30, 2017 and 2016, respectively. Share-based compensation expense for options recognized in our results of operations is based on vested awards. Share-based compensation expense related to options for the three months ended June 30, 2017 and 2016 was $1,505,625 and $4,160,071, respectively, and for the six months ended June 30, 2017 and 2016 was $2,806,685 and $8,311,330, respectively. At June 30, 2017, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $14,365,000 which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.4 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 11 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2017 as a result of (a) the losses recorded during the six months ended June 30, 2017, (b) additional losses expected for the remainder of 2017, and/or (c) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2017, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our company or a committee consisting of independent directors of our company since July 2015. During the three months ended June 30, 2017 and 2016, we were billed by Catalent approximately $1,754,000 and $614,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. During the six months ended June 30, 2017 and 2016, we were billed by Catalent approximately $2,460,000 and $2,079,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of June 30, 2017 and December 31, 2016, there were amounts due to Catalent of approximately $1,132,000 and $57,000, respectively.

NOTE 13 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 100% and 96% of our purchases supplied from one vendor for both the three and six months ended June 30, 2017 and 2016, respectively.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. As a result of developments in the pharmaceutical industry that negatively affected independent pharmacies, including such pharmacies’ reliance on third-party payors, in 2016, we identified that payment periods for our retail pharmacy distributors were becoming longer than in prior years. As a result, during the third quarter of 2016, we centralized the distribution channel for both our retail pharmacy distributors and wholesale distributors, in order to facilitate sales to a broader population of retail pharmacies and minimize business risk exposure to any one retail pharmacy. During the third quarter of 2016, we entered into new distribution agreements with our retail pharmacy distributors to effectuate this centralization which were effective September 1, 2016.

During the six months ended June 30, 2017, five customers each generated more than 10% of our total revenues and during the six months ended June 30, 2016 three customers each generated more than 10% of our total revenues. Revenue generated from five major customers combined accounted for approximately 70% of our recognized revenue for the six months ended June 30, 2017 and revenue generated from three major customers combined accounted for approximately 60% of our recognized revenue for the six months ended June 30, 2016. During the six months ended June 30, 2017, Pharmacy Innovations TX generated approximately $834,000 of our revenue, Pharmacy Innovations PA generated approximately $1,863,000 of our revenue, AmerisourceBergen generated approximately $1,053,000 of our revenue, Cardinal Health generated approximately $1,119,000 of our revenue and McKesson Corporation generated approximately $907,000 of our revenue. During the six months ended June 30, 2016, Woodstock Pharmaceutical and Compounding generated approximately $2,237,000 of our revenue; Medical Center Pharmacy generated approximately $1,540,000 of our revenue and Due West Pharmacy generated approximately $1,863,000 of our revenue.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The rental expense related to our current lease during the three months ended June 30, 2017 and 2016 was approximately $265,000 and $182,000, respectively. The rental expense related to our current lease during the six months ended June 30, 2017 and 2016 was approximately $515,000 and $300,000, respectively.

As of June 30, 2017, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2017 (6 months)	$449,264
2018	951,194
2019	1,094,116
2020	1,113,069
2021	943,127
Total minimum lease payments	$4,550,770

Legal Proceedings

On April 17, 2017, a securities class action lawsuit was filed against our company and certain of our officers and directors in the U.S. District Court for the Southern District of Florida (Case No. 9:17-cv-80473-RLR) that purports to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, based on statements made by the defendants concerning the NDA for TX-004HR. The complaint sought unspecified damages, interest, attorneys’ fees and other costs. On July 18, 2017, the complaint was voluntarily dismissed by the lead plaintiff without prejudice. We and certain of our officers and directors are also subject to two shareholder derivative lawsuits regarding the NDA for TX-004HR, one filed in the U.S. District Court for the Southern District of Florida on May 30, 2017 (Case No. 9:17-cv-80686-RLR) and one filed in Florida state court in Palm Beach County on June 5, 2017 (Case No. 502017CA006289XXXXMB). We believe these lawsuits to be without merit and intend to vigorously defend against them. The derivative lawsuits are in the very early stages and, at this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or the SEC, on February 28, 2017, or the Annual Report, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: our ability to resolve the deficiencies identified by the U.S. Food and Drug Administration, or FDA, in our new drug application, or NDA, for our TX-004HR product candidate and the time frame associated with such resolution; whether we will be able to prepare an amended NDA for our TX-004HR product candidate and, if prepared, whether the FDA will accept and approve the NDA; our ability to maintain or increase sales of our products; our ability to develop and commercialize our hormone therapy drug candidates and obtain additional financing necessary therefor; whether we will be able to prepare an NDA for our TX-001HR product candidate and, if prepared, whether the FDA will accept and approve the NDA; the length, cost and uncertain results of our clinical trials, including any additional clinical trials that the FDA may require in connection with TX-004HR; the potential of adverse side effects or other safety risks that could preclude the approval of our hormone therapy drug candidates; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

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

Research and Development

We have obtained FDA acceptance of our Investigational New Drug, or IND, applications to conduct clinical trials for five of our proposed hormone therapy drug products: TX-001HR, our oral combination of progesterone and estradiol; TX-002HR, our oral progesterone alone; TX-003HR, our oral estradiol alone; and TX-004HR, our applicator-free vaginal estradiol softgel with estradiol alone and TX-006HR our combination estradiol and progesterone product in a topical cream form. Our IND applications for TX-002HR and TX-003HR are currently inactive.

In December 2016, we announced positive top-line results from the recently completed the REPLENISH Trial, our phase 3 clinical trial of TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in post-menopausal women with an intact uterus. In December 2015, we completed the REJOICE Trial, our phase 3 clinical of TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. In the fourth quarter of 2016 we submitted an IND application for TX-006HR, our combination estradiol and progesterone drug candidate in a topical cream form, and intend to commence phase 1 clinical trials of this drug candidate as early as the second half of 2017. In July 2014, we suspended enrollment in the SPRY Trial, our phase 3 clinical trial for TX-002HR, our oral progesterone alone drug candidate, and, in October 2014, we stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates. We have no current plans to conduct clinical trials for TX-003HR, our oral estradiol alone drug candidate, and the IND application for this drug candidate is currently inactive.

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

MITT = Modified intent to treat

ŦPer FDA, consensus hyperplasia refers to the concurrence of two of the three pathologists be accepted as the final diagnosis

We have a pre-NDA meeting for TX-001HR scheduled with the FDA at the end of August 2017.  We anticipate that we will submit an NDA for TX-001HR to the FDA in the fourth quarter of 2017. Assuming that the NDA is accepted 60 days thereafter and an FDA review period of ten months from the receipt date to the Prescription Drug User Fee Act, or PDUFA, date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the third quarter of 2018.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we suspended enrollment and in October 2014 we stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. Our IND is currently in inactive status. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates.

TX-004HR

TX-004HR is our applicator free vaginal estradiol softgel drug candidate for the treatment of VVA in post-menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, inferring a greater probability of dose administration to the target tissue, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. TX-004HR features our SYMBODATM technology. This allows for the production of cohesive, stable formulations and provides content uniformity and accuracy of dosing strengths for TX-004HR. We initiated the REJOICE Trial, a randomized, multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of three doses – 25 mcg, 10 mcg and 4 mcg (compared to placebo) – of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause.

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

We submitted the NDA for TX-004HR with the FDA on July 7, 2016. The FDA determined that the NDA was sufficiently complete to permit a substantive review and accepted the NDA for filing with the PDUFA target action date for the completion of the FDA’s review of May 7, 2017. The NDA submission was supported by the complete TX-004HR clinical program, including positive results of the phase 3 REJOICE Trial. The NDA submission included all three doses of TX-004HR (4 mcg, 10 mcg and 25 mcg) that were evaluated in the REJOICE Trial. If approved, the 4 mcg formulation would represent a lower effective dose than the currently available VVA therapies approved by the FDA.

On May 5, 2017, we received a Complete Response Letter, or CRL, from the FDA regarding the NDA for TX-004HR. In the CRL, the only approvability concern raised by the FDA was the lack of long-term endometrial safety data for TX-004HR beyond the 12-weeks studied in the phase 3 REJOICE Trial. The CRL did not identify any issues related to the efficacy of TX-004HR and did not identify any approvability issues related to chemistry, manufacturing and controls. We believe that the NDA was approvable as filed and have been engaged in discussions with the FDA to address the concerns raised by the FDA in the CRL.

On June 14, 2017, we participated in a Type A Post-Action Meeting with the Division of Bone, Reproductive, and Urologic Products (DBRUP) of the FDA to discuss the CRL. The meeting enabled us to present new information that we believe could address concerns raised by the FDA in the CRL and positively affect the status of the NDA for TX-004HR. We have received the minutes of the meeting and, per the FDA’s request, have formally submitted the new information for consideration related to the NDA for TX-004HR. We continue to have a productive dialogue with the FDA related to its review of this information but have not yet received a formal timeline from the FDA for a conclusion of such review. If we are not able to establish a reasonable timeline with the FDA to address its concerns, we reserve the right to pursue the FDA’s formal dispute resolution process regarding the NDA for TX-004HR.

As of June 30, 2017, we had 17 issued patents, which included 13 utility patents that relate to our combination progesterone and estradiol formulations, two utility patents that relate to TX-004HR, which establish an important intellectual property foundation for TX-004HR, one utility patent that relates to a pipeline transdermal patch technology, and one utility patent that relates to our OPERA® information technology platform.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug candidates. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and acquiring clinical trial materials; and costs associated with other research activities and regulatory approvals. Other research and development costs listed below consist of costs incurred with respect to drug candidates that have not received IND application approval from the FDA.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities are capitalized, and were $0 at June 30, 2017 and $228,933 at December 31, 2016 which were included in other current assets on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies.

The following table indicates our research and development expense by project/category for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(000s)		(000s)
TX 001-HR	$5,377	$8,324	$8,905	$17,350
TX 002-HR	—	—	—	—
TX 004-HR	2,767	2,676	4,712	5,113
Other research and development	572	2,841	2,824	6,475
Total	$8,716	$13,841	$16,441	$28,938

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

Results of Operations

Three months ended June 30, 2017 compared with three months ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	Change
	(000s)
Revenues, net	$4,250	$4,403	$(153)
Cost of goods sold	682	1,130	(448)
Operating expenses	23,398	24,484	(1,086)
Operating loss	(19,830)	(21,211)	(1,381)
Other income, net	153	117	36
Net loss	$(19,677)	$(21,094)	$(1,417)

Revenues and Cost of Goods Sold

Revenues for the three months ended June 30, 2017 decreased approximately $153,000, or 3%, to approximately $4,250,000, compared with approximately $4,403,000 for the three months ended June 30, 2016. This decrease was primarily attributable to a decrease in the number of units sold. Cost of goods sold decreased approximately $448,000, or 40%, to approximately $682,000 for the three months ended June 30, 2017, compared with approximately $1,130,000 for the three months ended June 30, 2016. Our gross margin was approximately 84% and 74% for the three months ended June 30, 2017 and 2016, respectively. The increase in gross margin percentage was primarily attributable to the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, which, among other things, lowered the costs to package, prepare and deliver our products to customers.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended June 30,
	2017	2016
Research and development costs	37.2%	56.5%
Human resource related costs including salaries, benefits and taxes	24.7%	24.8%
Sales and marketing costs, excluding human resource costs	24.5%	8.1%
Professional fees for legal, accounting and consulting	5.1%	3.5%
Other operating expenses	8.5%	7.1%

Operating expenses decreased by approximately $1,086,000, or 4%, to approximately $23,398,000 for the three months ended June 30, 2017, from approximately $24,484,000 for the three months ended June 30, 2016 as a result of the following items:

	Three Months Ended June 30,
	2017	2016	Change
	(000s)
Research and development costs	$8,716	$13,841	$(5,125)
Human resources related costs, including salaries, benefits and taxes	5,785	6,074	(289)
Sales and marketing, excluding human resource costs	5,729	1,976	3,753
Professional fees for legal, accounting and consulting	1,184	864	320
Other operating expenses	1,984	1,729	255
Total operating expenses	$23,398	$24,484	$(1,086)

Research and development costs for the three months ended June 30, 2017 decreased by approximately $5,125,000, or 37%, to approximately $8,716,000, compared with $13,841,000 for the three months ended June 30, 2016. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a direct result of the completion of the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate. Research and developments costs during the three months ended June 30, 2017 included the following research and development projects.

During the three months ended June 30, 2017 and the period from February 2013 (project inception) through June 30, 2017, we have incurred approximately $5,377,000 and $104,921,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the three months ended June 30, 2017 and the period April 2013 (project inception) through June 30, 2017, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended June 30, 2017 and the period from August 2014 (project inception) through June 30, 2017, we have incurred approximately $2,767,000 and $37,518,000, respectively, in research and development costs with respect to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate.

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

Sales and marketing costs for the three months ended June 30, 2017 increased by approximately $3,753,000, or 190%, to approximately $5,729,000, compared with approximately $1,976,000 for the three months ended June 30, 2016, primarily as a result of increased expenses associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates, including costs related to outsourced sales personnel and their related expenses, coupled with an increase in employee incentives.

Other operating expense for the three months ended June 30, 2017 increased by approximately $255,000, or 15%, to approximately $1,984,000 compared with approximately $1,729,000 for the three months ended June 30, 2016, as a result of increased rent, information technology and other office expenses partially offset by decreased allowance for bad debt expense.

Human resource costs, including salaries, benefits and taxes, for the three months ended June 30, 2017 decreased by approximately $289,000, or 5%, to approximately $5,785,000, compared with approximately $6,074,000 for the three months ended June 30, 2016, primarily as a result of a decrease of approximately $1,816,000 in non-cash compensation expense included in this category related to employee stock option amortization, partially offset by an increase of approximately $1,527,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates.

Professional fees for the three months ended June 30, 2017 increased by approximately $320,000, or 37%, to approximately $1,184,000, compared with approximately $864,000 for the three months ended June 30, 2016, primarily as a result of increased legal expenses.

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $1,381,000 to approximately $19,830,000 for the three months ended June 30, 2017, compared with approximately $21,211,000 for the three months ended June 30, 2016, primarily as a result of decreased research and development costs, partially offset by increased personnel costs, sales and marketing expenses to support commercialization of our hormone therapy drug candidates, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses as well a decrease in revenue.

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

Other Income

Other non-operating income increased by approximately $36,000, or 31%, to approximately $153,000 for the three months ended June 30, 2017 compared with approximately $117,000 for the comparable period in 2016, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss decreased approximately $1,417,000 to approximately $19,677,000 for the three months ended June 30, 2017, compared with approximately $21,094,000 for the three months ended June 30, 2016. Net loss per share of Common Stock, basic and diluted, was ($0.10) for the three months ended June 30, 2017, compared with ($0.11) for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	Change
	(000s)
Revenues, net	$8,236	$9,333	$(1,097)
Cost of goods sold	1,341	2,239	(898)
Operating expenses	48,011	49,279	(1,268)
Operating loss	(41,116)	(42,185)	(1,069)
Other income, net	283	161	122
Net loss	$(40,833)	$(42,024)	$(1,191)

Revenues and Cost of Goods Sold

Revenues for the six months ended June 30, 2017 decreased approximately $1,097,000 or 12%, to approximately $8,236,000, compared with approximately $9,333,000 for the six months ended June 30, 2016. This decrease was primarily attributable to a decrease in the average net revenue per unit of our products, which was primarily related to higher estimates related to discounts and returns in 2017, partially offset by an increase in the number of units sold. Cost of goods sold decreased approximately $898,000, or 40%, to approximately $1,341,000 for the six months ended June 30, 2017, compared with approximately $2,239,000 for the six months ended June 30, 2016. Our gross margin was approximately 84% and 76% for the six months ended June 30, 2017 and 2016, respectively. The increase in gross margin percentage was primarily attributable to the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, which, among other things, lowered the costs to package, prepare and deliver our products to customers.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Six Months Ended June 30,
	2017	2016
Research and development costs	34.2%	58.7%
Human resource related costs, including salaries, benefits and taxes	23.9%	23.0%
Sales and marketing costs, excluding human resource costs	28.0%	7.3%
Professional fees for legal, accounting and consulting	5.8%	4.4%
Other operating expenses	8.1%	6.6%

Operating expenses decreased by approximately $1,268,000, or 3%, to approximately $48,011,000 for the six months ended June 30, 2017, from approximately $49,279,000 for the six months ended June 30, 2016 as a result of the following items:

	Six Months Ended June 30,
	2017	2016	Change
	(000s)
Research and development costs	$16,441	$28,938	$(12,497)
Human resources related costs, including salaries, benefits and taxes	11,449	11,344	105
Sales and marketing costs, excluding human resource costs	13,428	3,594	9,834
Professional fees for legal, accounting and consulting	2,790	2,165	625
Other operating expenses	3,903	3,238	665
Total operating expenses	$48,011	$49,279	$(1,268)

Research and development costs for the six months ended June 30, 2017 decreased by approximately $12,497,000, or 43%, to approximately $16,441,000, compared with $28,938,000 for the six months ended June 30, 2016. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a direct result of the completion of the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate. Research and developments costs during the six months ended June 30, 2017 included the following research and development projects.

During the six months ended June 30, 2017 and the period from February 2013 (project inception) through June 30, 2017, we have incurred approximately $8,905,000 and $104,921,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the six months ended June 30, 2017 and the period April 2013 (project inception) through June 30, 2017, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the six months ended June 30, 2017 and the period from August 2014 (project inception) through June 30, 2017, we have incurred approximately $4,712,000 and $37,518,000, respectively, in research and development costs with respect to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate.

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

Sales and marketing costs for the six months ended June 30, 2017 increased by approximately $9,834,000, or 274%, to approximately $13,428,000, compared with approximately $3,594,000 for the six months ended June 30, 2016, primarily as a result of increased expenses associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates, including costs related to outsourced sales personnel and their related expenses, coupled with an increase in employee incentives.

Other operating expense for the six months ended June 30, 2017 increased by approximately $665,000, or 21%, to approximately $3,903,000, compared with approximately $3,238,000 for the six months ended June 30, 2016, as a result of increased rent, information technology and other office expenses partially offset by decreased investor relations expenses and allowance for bad debt.

Human resource costs, including salaries, benefits and taxes, for the six months ended June 30, 2017 increased by approximately $105,000, or 1%, to approximately $11,449,000, compared with approximately $11,344,000 for the six months ended June 30, 2016, primarily as a result of an increase of approximately $3,593,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates partially offset by a decrease of approximately $3,488,000 in non-cash compensation expense included in this category related to employee stock option amortization.

Professional fees for the six months ended June 30, 2017 increased by approximately $625,000, or 29%, to approximately $2,790,000, compared with approximately $2,165,000 for the six months ended June 30, 2016, primarily as a result of increased legal expenses.

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $1,069,000 to approximately $41,116,000 for the six months ended June 30, 2017, compared with approximately $42,185,000 for the six months ended June 30, 2016, primarily as a result of decreased research and development costs, partially offset by increased personnel costs, sales and marketing expenses to support commercialization of our hormone therapy drug candidates, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses as well a decrease in revenue.

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

Other Income

Other non-operating income increased by approximately $122,000, or 76%, to approximately $283,000 for the six months ended June 30, 2017 compared with approximately $161,000 for the comparable period in 2016, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss decreased approximately $1,191,000 to approximately $40,833,000 for the six months ended June 30, 2017, compared with approximately $42,024,000 for the six months ended June 30, 2016. Net loss per share of Common Stock, basic and diluted, was ($0.20) for the six months ended June 30, 2017, compared with ($0.21) for the six months ended June 30, 2016.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the year ended December 31, 2016, we received approximately $134,864,000 in net proceeds from the issuance of shares of Common Stock. As of June 30, 2017, we had cash and cash equivalents totaling approximately $96,476,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

During the six months ended June 30, 2017, certain individuals exercised warrants to purchase 2,476,666 shares of Common Stock for $3,798,999 in cash. During the six months ended June 30, 2017, certain individuals exercised stock options to purchase 100,046 shares of Common Stock for $212,360 in cash.

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

For the three months ended June 30, 2017, our days sales outstanding, or DSO, was 74 days compared to 92 days for the year ended December 31, 2016. This decline in DSO was primarily due to higher collections as well as the paydown of receivables outstanding prior to the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors in September 2016, as compared to the terms previously provided to our retail pharmacy distributors, changes in the healthcare industry and specific terms that may be extended in connection with the launch of our hormone therapy drug candidates, if approved.

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

We need substantial amounts of cash to complete the clinical development of and commercialize of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2017	2016
	(000s)
Net cash used in operating activities	$(38,666)	$(34,725)
Net cash used in investing activities	$(403)	$(663)
Net cash provided by financing activities	$4,011	$137,214

Operating Activities

The principal use of cash in operating activities for the six months ended June 30, 2017 was to fund our current expenses primarily related to supporting clinical development, scale-up and manufacturing activities and future commercial activities, adjusted for non-cash items. The increase of approximately $3,941,000 in cash used in operating activities for the six months ended June 30, 2017 compared with the comparable period in the prior year was due primarily to lower non-cash compensation expense coupled with changes in the components of working capital and decreased net loss.

Investing Activities

A decrease in spending on patent and trademarks and fixed assets resulted in a decrease in cash used in investing activities for the six months ended June 30, 2017 compared with the same period in 2016.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the six months ended June 30, 2017 provided net cash of approximately $4,011,000 which was related to the exercise of warrants and options. The cash provided by financing activities during the six months ended June 30, 2016, included approximately $134,864,000 in proceeds from the sale of Common Stock and approximately $2,351,000 in proceeds from the exercise of options and warrants.

New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. This guidance does not change the accounting for modifications. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in an interim period. We do not expect that adoption of this guidance will have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This guidance simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2016-09 effective January 1, 2017, electing to account for forfeitures when they occur. The impact from adoption of the provisions related to forfeiture rates was reflected in our consolidated financial statements on a modified retrospective basis, resulting in an adjustment of approximately $31,000 to retained earnings. The impact from adoption of the provisions related to excess tax benefits or deficiencies in the provision for income taxes rather than paid-in capital was adopted on a modified retrospective basis. Since we have a full valuation allowance on our net deferred tax assets, an amount equal to the cumulative adjustment made to retained earnings to recognize the previously unrecognized net operating losses from prior periods, was made to the valuation allowance through retained earnings for the first quarter financial statements. Adoption of all other changes did not have an impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. While we are continuing to assess all potential impacts of the standard, we currently believe the impact of this standard will be primarily related to the accounting for our operating lease.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We have performed a preliminary review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have reviewed customer contracts and applied the five-step model of the new standard to our contracts as well as compared the results to our current accounting practices. At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on our financial statements but will potentially expand our disclosures related to contracts with customers.

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

Changes in Internal Controls

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 17, 2017, a securities class action lawsuit was filed against our company and certain of our officers and directors in the U.S. District Court for the Southern District of Florida (Case No. 9:17-cv-80473-RLR) that purports to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, based on statements made by the defendants concerning the NDA for TX-004HR. The complaint sought unspecified damages, interest, attorneys’ fees and other costs. On July 18, 2017, the complaint was voluntarily dismissed by the lead plaintiff without prejudice. We and certain of our officers and directors are also subject to two shareholder derivative lawsuits regarding the NDA for TX-004HR, one filed in the U.S. District Court for the Southern District of Florida on May 30, 2017 (Case No. 9:17-cv-80686-RLR) and one filed in Florida state court in Palm Beach County on June 5, 2017 (Case No. 502017CA006289XXXXMB). We believe these lawsuits to be without merit and intend to vigorously defend against them. The derivative lawsuits are in the very early stages and, at this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2017, a certain individual exercised warrants to purchase 566,666 shares of Common Stock for $1,138,999 in cash. On April 10, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued. On June 19, 2017, a certain individual exercised warrants to purchase 100,000 shares of Common Stock for $200,000 in cash. Proceeds from these transactions were used in working capital. The shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit	Date	Description
31.1*	August 3, 2017	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	August 3, 2017	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	August 3, 2017	Section 1350 Certification of Chief Executive Officer
32.2*	August 3, 2017	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 3, 2017

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)

