Form 10-Q
period 2017-09-30
TherapeuticsMD, Inc.
filed 2017-11-07
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 30, 2017 was 216,429,642.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
INDEX

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current Assets:
Cash	$148,292,654	$131,534,101
Accounts receivable, net of allowance for doubtful accounts of $377,929 and $376,374, respectively	4,392,635	4,500,699
Inventory	1,293,517	1,076,321
Other current assets	3,001,777	2,299,052
Total current assets	156,980,583	139,410,173

Fixed assets, net	448,066	516,839

Other Assets:
Intangible assets, net	2,793,421	2,405,972
Security deposit	139,036	139,036
Total other assets	2,932,457	2,545,008
Total assets	$160,361,106	$142,472,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,199,369	$7,358,514
Other current liabilities	6,677,232	7,624,085
Total current liabilities	10,876,601	14,982,599

Commitments and Contingencies - See Note 14

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized; 216,429,642 and 196,688,222 issued and outstanding, respectively	216,430	196,688
Additional paid in capital	514,499,865	436,995,052
Accumulated deficit	(365,231,790)	(309,702,319)
Total stockholders’ equity	149,484,505	127,489,421
Total liabilities and stockholders’ equity	$160,361,106	$142,472,020

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues, net	$4,417,598	$5,535,685	$12,653,495	$14,869,023

Cost of goods sold	700,814	1,237,446	2,042,174	3,475,997
Gross profit	3,716,784	4,298,239	10,611,321	11,393,026

Operating expenses:
Sales, general, and administration	12,057,868	14,721,710	43,524,412	35,019,268
Research and development	6,436,802	14,664,123	22,878,037	43,602,333
Depreciation and amortization	54,055	40,460	156,943	84,319
Total operating expense	18,548,725	29,426,293	66,559,392	78,705,920

Operating loss	(14,831,941)	(25,128,054)	(55,948,071)	(67,312,894)

Other income:
Miscellaneous income	167,300	109,942	442,322	265,879
Accreted interest	—	2,451	7,699	7,850
Total other income	167,300	112,393	450,021	273,729

Loss before taxes	(14,664,641)	(25,015,661)	(55,498,050)	(67,039,165)

Provision for income taxes	—	—	—	—

Net loss	$(14,664,641)	$(25,015,661)	$(55,498,050)	$(67,039,165)

Net loss per share, basic and diluted	$(0.07)	$(0.13)	$(0.27)	$(0.34)

Weighted average number of common shares outstanding	207,938,338	196,502,327	203,282,335	195,912,173

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,498,050)	$(67,039,165)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of fixed assets	104,622	45,759
Amortization of intangible assets	52,321	38,560
Provision for doubtful accounts	1,555	2,261,568
Share-based compensation	5,037,783	13,385,215
Changes in operating assets and liabilities:
Accounts receivable	106,509	(4,245,151)
Inventory	(217,196)	(153,245)
Other current assets	(831,623)	379,930
Accounts payable	(3,159,145)	1,098,245
Other current liabilities	(946,853)	703,895
Net cash used in operating activities	(55,350,077)	(53,524,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(439,770)	(541,686)
Purchase of fixed assets	(35,849)	(307,714)
Payment of security deposit	—	(14,036)
Net cash used in investing activities	(475,619)	(863,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	68,572,635	134,863,475
Proceeds from exercise of warrants	3,798,999	1,373,000
Proceeds from exercise of options	212,615	979,060
Net cash provided by financing activities	72,584,249	137,215,535

Increase in cash	16,758,553	82,827,710
Cash, beginning of period	131,534,101	64,706,355
Cash, end of period	$148,292,654	$147,534,065

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We have performed a preliminary review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have reviewed customer contracts and applied the five-step model of the new standard to our contracts as well as compared the results to our current accounting practices. We are currently in the process of drafting disclosures required by the new standard. At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on our financial statements but will potentially expand our disclosures related to contracts with customers.

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

At September 30, 2017 and 2016, we had no assets or liabilities that were valued at fair value on a recurring basis. The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with our impairment test. There was no impairment of intangible assets or long-lived assets during the three and nine months ended September 30, 2017 and 2016.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, laboratory supplies, scale-up and validation costs, and other activities. Internal R&D activity expenses include salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities are capitalized, and were $0 at September 30, 2017 and $228,933 at December 31, 2016, all of which were included in other current assets on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various U.S. Food and Drug Administration, or the FDA, submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities include professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

NOTE 4 – INVENTORY

Inventory consists of the following:

	September 30, 2017	December 31, 2016
Finished product	$1,293,517	$1,062,285
Raw material	—	14,036
TOTAL INVENTORY	$1,293,517	$1,076,321

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2017	December 31, 2016
Prepaid manufacturing costs	$999,508	$991,809
Prepaid sales and marketing costs	535,936	—
Prepaid insurance	953,792	628,039
Prepaid research and development costs	—	100,035
Prepaid consulting	—	128,898
Prepaid vendor deposits	5,000	44,311
Other prepaid costs	507,541	405,960
TOTAL OTHER CURRENT ASSETS	$3,001,777	$2,299,052

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2017	December 31, 2016
Accounting system	$301,096	$301,096
Equipment	247,568	215,182
Computer hardware	80,211	80,211
Furniture and fixtures	116,542	113,079
Leasehold improvements	37,888	37,888
	783,305	747,456
Accumulated depreciation	(335,239)	(230,617)
TOTAL FIXED ASSETS	$448,066	$516,839

Depreciation expense for the three months ended September 30, 2017 and 2016 was $35,622 and $26,543 respectively, and $104,622 and $45,759 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(7,988)	$23,963	12
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,247,181	(153,216)	1,093,965	15.25
Hormone therapy drug candidate patents (pending)	1,474,061	—	1,474,061	n/a
Non-amortizing intangible assets:
Multiple trademarks	201,432	—	201,432	indefinite
Total	$3,046,368	$(252,947)	$2,793,421

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizing intangible assets:
OPERA® software patent	$31,951	$(6,490)	$25,461	12.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,093,452	(102,393)	991,059	16
Hormone therapy drug candidate patents (pending)	1,203,987	—	1,203,987	n/a
Non-amortizing intangible assets:
Multiple trademarks	185,465	—	185,465	indefinite
Total	$2,606,598	$(200,626)	$2,405,972

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the nine months ended September 30, 2017 and year ended December 31, 2016, there was no impairment recognized related to intangible assets.

In addition to numerous pending patent applications, as of September 30, 2017, we had 17 issued patents, including:

●	13 utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us and are U.S. jurisdiction patents with expiration dates in 2032. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea.
●	two utility patents that relate to TX-004HR, our applicator-free vaginal estradiol softgel product candidate, which establishes an important intellectual property foundation for TX-004HR, which are owned by us and are U.S. jurisdiction patents with an expiration date in 2033. We have pending patent applications with respect to certain of these patents in Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea.
●	one utility patent that relates to a pipeline transdermal patch technology, which is owned by us and is a U.S. jurisdiction patent with an expiration in 2032. We have pending patent application with respect to this patent in Australia, Brazil, Canada, Europe, Mexico, and Japan.
●	one utility patent that relates to our OPERA® information technology platform, which is owned by us and is a U.S. jurisdiction patent with an expiration date in 2029.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $18,433 and $13,917 for the three months ended September 30, 2017 and 2016, respectively, and $52,321 and $38,560 for the nine months ended September 30, 2017 and 2016, respectively. Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2017(3 months)	$18,433
2018	$73,732
2019	$73,732
2020	$73,732
2021	$73,732
Thereafter	$804,567

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued clinical trial costs	$556,048	$1,281,080
Accrued payroll, bonuses and commission costs	2,662,359	3,531,440
Accrued compensated absences	952,587	665,561
Accrued legal and accounting expense	366,828	176,518
Accrued sales and marketing costs	69,041	665,773
Other accrued expenses	319,015	224,865
Allowance for wholesale distributor fees	145,563	76,510
Accrued royalties	93,870	26,507
Allowance for coupons and returns	1,218,249	794,816
Accrued rent	293,672	181,015
TOTAL OTHER CURRENT LIABILITIES	$6,677,232	$7,624,085

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

	Nine Months Ended September 30,
	2017	2016
Stock options	23,383,100	20,705,923
Warrants	3,115,905	12,060,571
	26,499,005	32,766,494

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2017, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At September 30, 2017, we had 350,000,000 shares of Common Stock authorized for issuance, of which 216,429,642 shares of Common Stock were issued and outstanding.

Issuances During 2017

On September 25, 2017, we entered into an underwriting agreement with J.P. Morgan Securities LLC relating to an underwritten public offering of 12,400,000 shares of our Common Stock at a price of $5.55 per share. The net proceeds to us from the offering were approximately $68,573,000, after deducting estimated offering expenses payable by us. The offering closed on September 28, 2017 and we issued 12,400,000 shares of Common Stock.

During the three months ended September 30, 2017, certain individuals exercised stock options to purchase 2,500 shares of Common Stock for $255 in cash. During the nine months ended September 30, 2017, certain individuals exercised stock options to purchase 102,546 shares of Common Stock for $212,615 in cash.

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

Warrants to Purchase Common Stock

As of September 30, 2017, we had warrants outstanding to purchase an aggregate of 3,115,905 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.08 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.58 per share.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate and the term of the warrant. During the nine months ended September 30, 2017, we granted warrants to purchase 125,000 shares of Common Stock to outside consultants at an exercise price of $6.83 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 63.24%; risk free rate of 1.47%; and dividend yield of 0%. The grant date fair value of the warrants was $3.67 per share. The warrants are vesting ratably over a 12-month period and have an expiration date of March 15, 2022. During the nine months ended September 30, 2016, we granted warrants to purchase 245,000 shares of Common Stock to outside consultants at a weighted average exercise price of $7.90 per share. The weighted average grant date fair value of these warrants was $4.78 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 74.10%-74.15%; risk free rate of 1.04%-1.28%; and dividend yield of 0%. These warrants vest and have expiration dates as follows: warrants to purchase 75,000 shares of Common Stock vested on April 21, 2016 and have an expiration date of April 21, 2021, warrants to purchase 50,000 shares of Common Stock vest ratably over a 24-month period and have an expiration date of April 21, 2021, and warrants to purchase 120,000 shares of Common Stock vest ratable over a 12-month period and have an expiration date of January 21, 2021.

During the three months ended September 30, 2017 and 2016, we recorded $101,376 and $137,161, respectively, and during the nine months ended September 30, 2017 and 2016 we recorded $217,150 and $820,751, respectively, as share-based compensation expense in the accompanying consolidated financial statements related to warrants. As of September 30, 2017, unamortized costs associated with these warrants totaled approximately $279,000.

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
2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. During both the three months ended September 30, 2017 and 2016, we did not record any non-cash compensation related to this warrant in the accompanying consolidated financial statements. During the nine months ended September 30, 2017 and 2016, we recorded $0 and $77,026, respectively, as non-cash compensation in the accompanying consolidated financial statements related to this warrant. As of June 30, 2016, this warrant was fully amortized; and
3.	283,334 shares will vest upon the receipt by us of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that this event will occur in the near future.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to SCI for services to be rendered over approximately five years beginning in May 2012. The warrants vested upon issuance. Services provided are to include (a) services in support of our drug development efforts, including services in support of our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain New Drug Approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. During the three months ended September 30, 2017 and 2016, we recorded $0 and $64,449, respectively, and during the nine months ended September 30, 2017 and 2016, we recorded $128,898 and $193,347, respectively, as non-cash compensation expense with respect to these warrants in the accompanying consolidated statements of operations. The contract will expire upon the commercial manufacture of a drug product. As of September 30, 2017, the SCI warrants issued in 2013 and 2012 were fully amortized.

During both the three months ended September 30, 2017 and 2016, no warrants were exercised. During the nine months ended September 30, 2017, certain individuals exercised warrants to purchase 2,476,666 shares of Common Stock for $3,798,999 in cash. In addition, during the nine months ended September 30, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued. During the nine months ended September 30, 2016, certain individuals exercised warrants to purchase 722,744 shares of Common Stock for $1,373,000 in cash.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of September 30, 2017, there were non-qualified stock options to purchase 18,592,959 shares of Common Stock outstanding under the 2009 Plan. As of September 30, 2017, there were 2,156,003 shares of Common Stock available to be issued under the 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of September 30, 2017, there were non-qualified stock options to purchase 4,790,141 shares of Common Stock outstanding under the 2012 Plan. As of September 30, 2017, there were 5,128,333 shares of Common Stock available to be issued under the 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model for options granted during the nine months ended September 30, 2017 and 2016 are set forth in the table below.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended
	September 30, 2017	September 30, 2016
Risk-free interest rate	1.84-2.01%	1.13-1.70%
Volatility	61.56-63.95%	70.26-71.22%
Term (in years)	5.5-6.25	6.00-6.25
Dividend yield	0.00%	0.00%

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	21,767,854	$3.56	5.8	$60,495,730
Granted	2,184,500	$6.61
Exercised	(102,546)	$2.07		$452,287
Expired/Forfeited	(466,708)	$6.52
Balance at September 30, 2017	23,383,100	$3.79	5.4	$52,467,444
Vested and Exercisable at September 30, 2017	18,883,183	$3.15	4.6	$52,059,288
Unvested at September 30, 2017	4,499,917	$6.46	8.6	$408,156

At September 30, 2017, our outstanding stock options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value per share of options granted was $3.82 and $4.70 during the nine months ended September 30, 2017 and 2016, respectively. Share-based compensation expense for options recognized in our results of operations is based on vested awards. Share-based compensation expense related to options for the three months ended September 30, 2017 and 2016 was $1,885,050 and $3,982,759, respectively, and for the nine months ended September 30, 2017 and 2016 was $4,691,735 and $12,294,089, respectively. At September 30, 2017, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $12,419,000. This cost is expected to be recognized over a weighted-average period of 2.2 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 11 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2017 as a result of (a) the losses recorded during the nine months ended September 30, 2017, (b) additional losses expected for the remainder of 2017, and/or (c) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2017, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our company or a committee consisting of independent directors of our company since July 2015. During the three months ended September 30, 2017 and 2016, we were billed by Catalent approximately $186,000 and $828,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. During the nine months ended September 30, 2017 and 2016, we were billed by Catalent approximately $2,646,000 and $2,907,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of September 30, 2017 and December 31, 2016, there were amounts due to Catalent of approximately $26,000 and $57,000, respectively.

NOTE 13 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 100% and 97% of our purchases supplied from one vendor for both the three and nine months ended September 30, 2017 and 2016, respectively.

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

During both the nine months ended September 30, 2017 and 2016, four customers each generated more than 10% of our total revenue. Revenue generated from four major customers combined accounted for approximately 60% of our revenue for both the nine months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017, Pharmacy Innovations PA generated approximately $2,715,000 of our revenue, AmerisourceBergen generated approximately $1,716,000 of our revenue, Cardinal Health generated approximately $1,764,000 of our revenue and McKesson Corporation generated approximately $1,458,000 of our revenue. During the nine months ended September 30, 2016, Woodstock Pharmaceutical and Compounding generated approximately $2,247,000 of our revenue, Medical Center Pharmacy generated approximately $2,683,000 of our revenue, Due West Pharmacy generated approximately $1,890,000 of our revenue and Pharmacy Innovations generated approximately $2,113,000 of our revenue.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The rental expense related to our current lease during the three months ended September 30, 2017 and 2016 was approximately $257,000 and $182,000, respectively. The rental expense related to our current lease during the nine months ended September 30, 2017 and 2016 was approximately $772,000 and $482,000, respectively.

As of September 30, 2017, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2017 (3 months)	$224,632
2018	951,194
2019	1,094,116
2020	1,113,069
2021	943,127
Total minimum lease payments	$4,326,138

Legal Proceedings

On April 17, 2017, a securities class action lawsuit was filed against our company and certain of our officers and directors in the U.S. District Court for the Southern District of Florida (Case No. 9:17-cv-80473-RLR) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on statements made by the defendants concerning the NDA for TX-004HR. The complaint sought unspecified damages, interest, attorneys’ fees and other costs. On July 18, 2017, the complaint was voluntarily dismissed by the lead plaintiff without prejudice. We and certain of our officers and directors were are also subject to two shareholder derivative lawsuits regarding the NDA for TX-004HR, one filed in the U.S. District Court for the Southern District of Florida on May 30, 2017 (Case No. 9:17-cv-80686-RLR) and one filed in Florida state court in Palm Beach County on June 5, 2017 (Case No. 502017CA006289XXXXMB). These complaints were both voluntarily dismissed by the lead plaintiffs without prejudice on August 14, 2017.

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

Our common stock, par value $0.001 per share, or the Common Stock, has been listed on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC since October 9, 2017. Our Common Stock was previously listed on the NYSE American, LLC. We maintain websites at www.therapeuticsmd.com, www.vitamedmd.com, www.vitamedmdrx.com, and www.bocagreenmd.com. The information contained on our websites or that can be accessed through our websites does not constitute part of this Quarterly Report on Form 10-Q.

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

In December 2016, we announced positive top-line results from the recently completed the REPLENISH Trial, our phase 3 clinical trial of TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in post-menopausal women with an intact uterus. In December 2015, we completed the REJOICE Trial, our phase 3 clinical of TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in post-menopausal women with vaginal linings that do not receive enough estrogen. In the fourth quarter of 2016 we submitted an IND application for TX-006HR, our combination estradiol and progesterone drug candidate in a topical cream form, and intend to commence phase 1 clinical trials of this drug candidate as early as 2018. In July 2014, we suspended enrollment in the SPRY Trial, our phase 3 clinical trial for TX-002HR, our oral progesterone alone drug candidate, and, in October 2014, we stopped the trial in order to update the phase 3 protocol based on discussions with the FDA. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates. Our IND is currently in inactive status.We have no current plans to conduct clinical trials for TX-003HR, our oral estradiol alone drug candidate, and the IND application for this drug candidate is currently inactive.

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

MITT = Modified intent to treat

ŦPer FDA, consensus hyperplasia refers to the concurrence of two of the three pathologists be accepted as the final diagnosis.

We had a pre-NDA meeting for TX-001HR with the FDA on August 28, 2017. We anticipate that we will submit an NDA for TX-001HR to the FDA in the fourth quarter of 2017. Assuming that the NDA is accepted 60 days thereafter and an FDA review period of ten months from the receipt date to the Prescription Drug User Fee Act, or PDUFA, date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the fourth quarter of 2018.

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

On May 5, 2017, we received a Complete Response Letter, or CRL, from the FDA regarding the NDA for TX-004HR. In the CRL, the only approvability concern raised by the FDA was the lack of long-term safety data for TX-004HR beyond the 12-weeks studied in the phase 3 REJOICE Trial. The CRL did not identify any issues related to the efficacy of TX-004HR and did not identify any approvability issues related to chemistry, manufacturing and controls. We believe that the NDA was approvable as filed and have been engaged in discussions with the FDA to address the concerns raised by the FDA in the CRL.

On June 14, 2017, we participated in a Type A Post-Action Meeting with the Division of Bone, Reproductive, and Urologic Products (DBRUP) of the FDA to discuss the CRL. The meeting enabled us to present new information that we believe could address concerns raised by the FDA in the CRL and positively affect the status of the NDA for TX-004HR. We have received the minutes of the meeting and, per the FDA’s request, on July 5, 2017 formally submitted the new information for consideration related to the NDA for TX-004HR.

On August 3, 2017, we received a formal General Advice Letter from the FDA stating that an initial review of this information has been completed and requesting that we submit the additional endometrial safety information to the NDA for TX-004HR on or before September 18, 2017. On September 14, 2017, we submitted the additional endometrial safety information that was requested by the FDA in the General Advice Letter to the NDA for TX-004HR. The submission includes a comprehensive, systematic review of the medical literature on the use of vaginal estrogen products and the risk of endometrial hyperplasia or cancer, including the safety data from the recently published Women’s Health Initiative Observational Study, or WHI Study, of vaginal estrogen use in postmenopausal women and information on the relevance of the first uterine pass effect for low-dose vaginal estrogen products. The WHI Study demonstrated no significant difference in the risk of invasive breast cancer, stroke, colorectal cancer, endometrial cancer and venous thromboembolism in vaginal estrogen users versus non-users. The WHI Study also shows that, among women with an intact uterus, there was a decreased risk of cardiovascular disease, hip fracture and all-cause mortality in vaginal estrogen users versus non-users. The WHI Study evaluated over 4,000 women who used vaginal estrogens for a median duration of two to three years.

On November 3, 2017, we participated in an in-person meeting with DBRUP.  At the meeting, DBRUP agreed to the resubmission of the NDA for the 4 mcg and 10 mcg doses of TX-004HR without the need for an additional pre-approval study.  We will commit to conduct a post-approval observational study.  We believe that we will be in a position to resubmit the NDA for TX-004HR within the coming weeks, with a potential approval of the NDA within two to six months after resubmission, depending on the classification of the review of the NDA.

As of September 30, 2017, we had 17 issued patents, which included 13 utility patents that relate to our combination progesterone and estradiol formulations, two utility patents that relate to TX-004HR, which establish an important intellectual property foundation for TX-004HR, one utility patent that relates to a pipeline transdermal patch technology, and one utility patent that relates to our OPERA® information technology platform.

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

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities are capitalized, and were $0 at September 30, 2017 and $228,933 at December 31, 2016 which were included in other current assets on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies.

The following table indicates our research and development expense by project/category for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(000s)		(000s)
TX 001-HR	$3,066	$7,751	$11,971	$25,101
TX 002-HR	—	—	—	—
TX 004-HR	1,580	2,611	6,292	7,724
Other research and development	1,791	4,302	4,615	10,777
Total	$6,437	$14,664	$22,878	$43,602

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

Results of Operations

Three months ended September 30, 2017 compared with three months ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Change
	(000s)
Revenues, net	$4,417	$5,536	$(1,119)
Cost of goods sold	701	1,237	(536)
Operating expenses	18,548	29,427	(10,879)
Operating loss	(14,832)	(25,128)	(10,296)
Other income, net	167	113	54
Net loss	$(14,665)	$(25,015)	$(10,350)

Revenues and Cost of Goods Sold

Revenues for the three months ended September 30, 2017 decreased approximately $1,119,000, or 20%, to approximately $4,417,000, compared with approximately $5,536,000 for the three months ended September 30, 2016. This decrease was attributable to a decrease in the average net revenue per unit of our products and a slight decrease in the number of units sold. Cost of goods sold decreased approximately $536,000, or 43%, to approximately $701,000 for the three months ended September 30, 2017, compared with approximately $1,237,000 for the three months ended September 30, 2016. Our gross margin was approximately 84% and 78% for the three months ended September 30, 2017 and 2016, respectively. The increase in gross margin percentage was primarily attributable to the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, which, among other things, lowered the cost to package, prepare and deliver our products to customers.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended September 30,
	2017	2016
Research and development costs	34.7%	49.8%
Human resource related costs including salaries, benefits and taxes	32.2%	20.3%
Sales and marketing costs, excluding human resource costs	17.0%	14.3%
Professional fees for legal, accounting and consulting	6.9%	4.9%
Other operating expenses	9.2%	10.7%

Operating expenses decreased by approximately $10,879,000, or 37%, to approximately $18,548,000 for the three months ended September 30, 2017, from approximately $29,427,000 for the three months ended September 30, 2016 as a result of the following items:

	Three Months Ended September 30,
	2017	2016	Change
	(000s)
Research and development costs	$6,437	$14,664	$(8,227)
Human resources related costs, including salaries, benefits and taxes	5,966	5,965	1
Sales and marketing, excluding human resource costs	3,163	4,201	(1,038)
Professional fees for legal, accounting and consulting	1,271	1,450	(179)
Other operating expenses	1,711	3,147	(1,436)
Total operating expenses	$18,548	$29,427	$(10,879)

Research and development costs for the three months ended September 30, 2017 decreased by approximately $8,227,000, or 56%, to approximately $6,437,000, compared with $14,664,000 for the three months ended September 30, 2016. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a direct result of the completion of the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate. Research and developments costs during the three months ended September 30, 2017 included the following research and development projects.

During the three months ended September 30, 2017 and the period from February 2013 (project inception) through September 30, 2017, we have incurred approximately $3,066,000 and $107,987,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the three months ended September 30, 2017 and the period April 2013 (project inception) through September 30, 2017, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended September 30, 2017 and the period from August 2014 (project inception) through September 30, 2017, we have incurred approximately $1,580,000 and $39,098,000, respectively, in research and development costs with respect to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate.

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

Human resource costs, including salaries, benefits and taxes, for the three months ended September 30, 2017 increased by approximately $1,000, or less than 1%, to approximately $5,966,000, compared with approximately $5,965,000 for the three months ended September 30, 2016, primarily as a result of a an increase of approximately $1,042,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates partially offset by a decrease of approximately $1,041,000 in non-cash compensation expense included in this category related to employee stock option amortization.

Sales and marketing costs for the three months ended September 30, 2017 decreased by approximately $1,038,000, or 25%, to approximately $3,163,000, compared with approximately $4,201,000 for the three months ended September 30, 2016, primarily as a result reduced spending associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates, partially offset by higher costs related to outsourced sales personnel and their related expenses together with an increase in employee incentives.

Professional fees for the three months ended September 30, 2017 decreased by approximately $179,000, or 12%, to approximately $1,271,000, compared with approximately $1,450,000 for the three months ended September 30, 2016, primarily as a result of decreased consulting expenses partially offset by a slight increase in legal expenses.

Other operating expense for the three months ended September 30, 2017 decreased by approximately $1,436,000, or 46%, to approximately $1,711,000, compared with approximately $3,147,000 for the three months ended September 30, 2016, as a result of decrease in bad debt expense, partially offset by increased rent, information technology and other office expenses.

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $10,296,000, or 41%, to approximately $14,832,000 for the three months ended September 30, 2017, compared with approximately $25,128,000 for the three months ended September 30, 2016, primarily as a result of decreased research and development costs and reduced spending associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates, partially offset by higher costs related to outsourced sales personnel and their related expenses, professional fees, and other operating expenses, as well a decrease in revenue.

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

Other Income

Other non-operating income increased by approximately $54,000, or 48%, to approximately $167,000 for the three months ended September 30, 2017 compared with approximately $113,000 for the comparable period in 2016, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss decreased approximately $10,350,000, or 41%, to approximately $14,665,000 for the three months ended September 30, 2017, compared with approximately $25,015,000 for the three months ended September 30, 2016. Net loss per share of Common Stock, basic and diluted, was ($0.07) for the three months ended September 30, 2017, compared with ($0.13) for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	Change
	(000s)
Revenues, net	$12,653	$14,869	$(2,216)
Cost of goods sold	2,042	3,476	(1,434)
Operating expenses	66,559	78,706	(12,147)
Operating loss	(55,948)	(67,313)	(11,365)
Other income, net	450	274	176
Net loss	$(55,498)	$(67,039)	$(11,541)

Revenues and Cost of Goods Sold

Revenues for the nine months ended September 30, 2017 decreased approximately $2,216,000, or 15%, to approximately $12,653,000, compared with approximately $14,869,000 for the nine months ended September 30, 2016. This decrease was attributable to a decrease in the average net revenue per unit of our products, primarily related to higher estimates related to discounts and returns in 2017, partially offset by a slight increase in the number of units sold. Cost of goods sold decreased approximately $1,434,000, or 41%, to approximately $2,042,000 for the nine months ended September 30, 2017, compared with approximately $3,476,000 for the nine months ended September 30, 2016. Our gross margin was approximately 84% and 77% for the nine months ended September 30, 2017 and 2016, respectively. The increase in gross margin percentage was primarily attributable to the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors which, among other things, lowered the cost to package, prepare and deliver our products to customers.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Nine Months Ended September 30,
	2017	2016
Research and development costs	34.4%	55.4%
Human resource related costs, including salaries, benefits and taxes	26.2%	22.0%
Sales and marketing costs, excluding human resource costs	24.9%	9.9%
Professional fees for legal, accounting and consulting	6.1%	4.6%
Other operating expenses	8.4%	8.1%

Operating expenses decreased by approximately $12,147,000, or 15%, to approximately $66,559,000 for the nine months ended September 30, 2017, from approximately $78,706,000 for the nine months ended September 30, 2016 as a result of the following items:

	Nine Months Ended September 30,
	2017	2016	Change
	(000s)
Research and development costs	$22,878	$43,602	$(20,724)
Human resources related costs, including salaries, benefits and taxes	17,415	17,309	106
Sales and marketing costs, excluding human resource costs	16,590	7,796	8,794
Professional fees for legal, accounting and consulting	4,062	3,615	447
Other operating expenses	5,614	6,384	(770)
Total operating expenses	$66,559	$78,706	$(12,147)

Research and development costs for the nine months ended September 30, 2017 decreased by approximately $20,724,000, or 48%, to approximately $22,878,000, compared with $43,602,000 for the nine months ended September 30, 2016. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a direct result of the completion of the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate. Research and developments costs during the nine months ended September 30, 2017 included the following research and development projects.

During the nine months ended September 30, 2017 and the period from February 2013 (project inception) through September 30, 2017, we have incurred approximately $11,971,000 and $107,987,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the nine months ended September 30, 2017 and the period April 2013 (project inception) through September 30, 2017, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the nine months ended September 30, 2017 and the period from August 2014 (project inception) through September 30, 2017, we have incurred approximately $6,292,000 and $39,098,000, respectively, in research and development costs with respect to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate.

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

Human resource costs, including salaries, benefits and taxes, for the nine months ended September 30, 2017 increased by approximately $106,000, or less than 1%, to approximately $17,415,000, compared with approximately $17,309,000 for the nine months ended September 30, 2016, primarily as a result of an increase of approximately $4,636,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates partially offset by a decrease of approximately $4,530,000 in non-cash compensation expense included in this category related to employee stock option amortization.

Sales and marketing costs for the nine months ended September 30, 2017 increased by approximately $8,794,000, or 113%, to approximately $16,590,000, compared with approximately $7,796,000 for the nine months ended September 30, 2016, primarily as a result of increased expenses in the first half of 2017 associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates, which were curtailed in the third quarter of 2017 due to the status of the NDA for TX-004HR, higher costs related to outsourced sales personnel and their related expenses which started in the fourth quarter of 2016, together with an increase in employee incentives.

Professional fees for the nine months ended September 30, 2017 increased by approximately $447,000, or 12%, to approximately $4,062,000, compared with approximately $3,615,000 for the nine months ended September 30, 2016, primarily as a result of increased legal and other professional expenses, partially offset by a decrease in consulting expenses.

Other operating expense for the nine months ended September 30, 2017 decreased by approximately $770,000, or 12%, to approximately $5,614,000, compared with approximately $6,384,000 for the nine months ended September 30, 2016, as a result of a decrease in bad debt expense as well as decreased investor relations expenses, partially offset by increased rent, information technology and other office expenses.

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $11,365,000, or 17%, to approximately $55,948,000 for the nine months ended September 30, 2017, compared with approximately $67,313,000 for the nine months ended September 30, 2016, primarily as a result of decreased research and development costs and other operating expenses, partially offset by increased personnel costs, sales and marketing expenses to support commercialization of our hormone therapy drug candidates, higher costs related to outsourced sales personnel and their related expenses and professional fees as well a decrease in revenue.

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

Other Income

Other non-operating income increased by approximately $176,000, or 64%, to approximately $450,000 for the nine months ended September 30, 2017, compared with approximately $274,000 for the comparable period in 2016, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss decreased approximately $11,541,000, or 17%, to approximately $55,498,000 for the nine months ended September 30, 2017, compared with approximately $67,039,000 for the nine months ended September 30, 2016. Net loss per share of Common Stock, basic and diluted, was ($0.27) for the nine months ended September 30, 2017, compared with ($0.34) for the nine months ended September 30, 2016.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. Since 2014 , we received approximately $337,582,000 in net proceeds from the issuance of shares of Common Stock. As of September 30, 2017, we had cash and cash equivalents totaling approximately $148,293,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

On September 25, 2017, we entered into an underwriting agreement with J.P. Morgan Securities LLC relating to an underwritten public offering of 12,400,000 shares of our Common Stock at a price of $5.55 per share . The net proceeds to us from the offering were approximately $68,573,000, after deducting estimated offering expenses payable by us. The offering closed on September 28, 2017 and we issued 12,400,000 shares of our Common Stock. We intend to use a majority of the net proceeds from this offering to fund pre-commercialization and commercialization activities for our TX-004HR and TX-001HR drug candidates. We currently intend to fund the remainder of our pre-commercialization and commercialization expenses for our TX-004HR and TX-001HR drug candidates through debt financing and are currently engaged in discussions to secure debt financing commitments during the fourth quarter of 2017. If we are successful in obtaining these commitments, we currently anticipate we would begin to draw on them following approval of either TX-004HR or TX-001HR.

During the nine months ended September 30, 2017, certain individuals exercised warrants to purchase 2,476,666 shares of Common Stock for $3,798,999 in cash. During the nine months ended September 30, 2017, certain individuals exercised stock options to purchase 102,546 shares of Common Stock for $212,615 in cash.

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

For the three months ended September 30, 2017, our days sales outstanding, or DSO, was 91 days compared to 92 days for the year ended December 31, 2016. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors in September 2016, as compared to the terms previously provided to our retail pharmacy distributors, changes in the healthcare industry and specific terms that may be extended in connection with the launch of our hormone therapy drug candidates, if approved.

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

We need substantial amounts of cash to complete the clinical development of and commercialize of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2017	2016
	(000s)
Net cash used in operating activities	$(55,350)	$(53,524)
Net cash used in investing activities	$(476)	$(863)
Net cash provided by financing activities	$72,584	$137,216

Operating Activities

The principal use of cash in operating activities for the nine months ended September 30, 2017 was to fund our current expenses primarily related to supporting clinical development, scale-up and manufacturing activities and future commercial activities, adjusted for non-cash items. The increase of approximately $1,826,000 in cash used in operating activities for the nine months ended September 30, 2017 compared with the comparable period in the prior year was due primarily to lower non-cash compensation expense coupled with changes in the components of working capital and decreased net loss.

Investing Activities

A decrease in spending on patent and trademarks and fixed assets resulted in a decrease in cash used in investing activities for the nine months ended September 30, 2017 compared with the same period in 2016.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the nine months ended September 30, 2017 included approximately $68,573,000 in proceeds from the sale of Common Stock and approximately $4,011,000 in proceeds from the exercise of options and warrants. The cash provided by financing activities during the nine months ended September 30, 2016, included approximately $134,864,000 in proceeds from the sale of Common Stock and approximately $2,352,000 in proceeds from the exercise of options and warrants.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We have performed a preliminary review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have reviewed customer contracts and applied the five-step model of the new standard to our contracts as well as compared the results to our current accounting practices. We are currently in the process of drafting disclosures required by the new standard. At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on our financial statements but will potentially expand our disclosures related to contracts with customers.

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

Changes in Internal Controls

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -   OTHER INFORMATION

Item 1.    Legal Proceedings

On April 17, 2017, a securities class action lawsuit was filed against our company and certain of our officers and directors in the U.S. District Court for the Southern District of Florida (Case No. 9:17-cv-80473-RLR) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the defendants concerning the NDA for TX-004HR. The complaint sought unspecified damages, interest, attorneys’ fees and other costs. On July 18, 2017, the complaint was voluntarily dismissed by the lead plaintiff without prejudice. We and certain of our officers and directors are also subject to two shareholder derivative lawsuits regarding the NDA for TX-004HR, one filed in the U.S. District Court for the Southern District of Florida on May 30, 2017 (Case No. 9:17-cv-80686-RLR) and one filed in Florida state court in Palm Beach County on June 5, 2017 (Case No. 502017CA006289XXXXMB). These complaints were both voluntarily dismissed by the lead plaintiffs without prejudice on August 14, 2017.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 6.    Exhibits

Exhibit	Date	Description
10.1	September 25, 2017	Underwriting Agreement by and between the Company and J.P. Morgan Securities LLC(1)
31.1*	November 7, 2017	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	November 7, 2017	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	November 7, 2017	Section 1350 Certification of Chief Executive Officer
32.2*	November 7, 2017	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

1)	Filed as Exhibit 1.1 to Form 8-K filed with the SEC on September 25, 2017 and incorporated herein by reference

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 7, 2017

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)