Form 10-K
period 2017-12-31
TherapeuticsMD, Inc.
filed 2018-02-23
CIK 25743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (169,430,175 shares) based on the closing price of the registrant’s common stock as reported on NYSE American on June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $892,897,022.

As of February 20, 2018, there were outstanding 216,439,483 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10- K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

THERAPEUTICSMD, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2017

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

Overview

Our Company

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of our advanced hormone therapy pharmaceutical products. Our drug candidates that have completed clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side-effect profile compared with competing products. With our SYMBODA™ technology, we are developing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins.

We have submitted two new drug applications, or NDAs, to the U.S. Food and Drug Administration, or FDA. In December 2017, we submitted our NDA for TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in menopausal women with an intact uterus. In November 2017, we re-submitted our NDA for TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in menopausal women with vaginal linings that do not receive enough estrogen. The NDA for our TX-004HR drug candidate has a Prescription Drug User Fee Act, or PDUFA, target action date for the completion of the FDA’s review of May 29, 2018 and, if approved on that date, the drug candidate could be launched as early as the third quarter of 2018. If the NDA for TX-001HR is accepted by the FDA, it could be approved as soon as the fourth quarter of 2018 and launched in 2019. We intend to leverage and grow our current marketing and sales organization to commercialize our advanced hormone therapy drug candidates in the United States assuming the successful completion of the FDA regulatory process. We believe that our national sales force has developed strong relationships in the OB/GYN market to sell our current prescription prenatal vitamin products and that by delivering additional products through the same sales channel we can leverage our already deployed assets.

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

Hormone Therapy Market

The menopause hormone therapy market includes two major components: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. On November 27, 2013, the Drug Quality and Security Act of 2013, or the DQSA, became law and the FDA was given additional oversight over compounding pharmacies. We believe FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as bioidenticals when produced and sold by compounding pharmacies, are not easily measured or monitored. We estimate the sales of non-FDA approved compounded bioidentical hormone therapy combinations of estradiol and progesterone products by compounding pharmacies approximate $1.5 billion per year. According to PHASTTM Prescription from Symphony Health IVD, or Symphony Heath Solutions, the market for FDA-approved hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis approximated $4.7 billion based on 2017 sales. Our phase 3 clinical trials were intended to establish an indication of the safety and efficacy of our hormone therapy drug candidates at specific dosage levels. We intend our hormone therapy drug candidates, if approved, to provide hormone therapies with well characterized safety and efficacy profiles that can be consistently manufactured to target specifications. This would provide an alternative to the non-FDA approved compounded bioidentical market. This is based on our belief that our drug candidates will offer advantages in terms of demonstrated safety and efficacy, consistency in the hormone dose, lower patient cost as a result of insurance coverage, and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

Pipeline of our Hormone Therapy Drug Candidates

TX-001HR

TX-001HR is our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate for the treatment of moderate to severe VMS due to menopause, including hot flashes, night sweats and sleep disturbances in menopausal women with an intact uterus. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product. According to Symphony Health Solutions, sales of FDA-approved combinations of estrogen and progestins were approximately $588 million and sales of estradiol and progesterone on a stand-alone basis were approximately $952 million and approximately $404 million, respectively, in the United States for the 12 months ended December 31, 2017. In December 2016, we announced positive top-line results from the recently completed REPLENISH Trial, our phase 3 clinical trial of TX-001HR, and on December 28, 2017 we submitted an NDA for TX-001HR with the FDA. Assuming that the NDA is accepted 74 days thereafter and an FDA review period of ten months from the receipt date to the PDUFA date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the fourth quarter of 2018.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. In July 2014, we suspended enrollment and in October 2014 we stopped the SPRY Trial, our phase 3 clinical trial for TX-002HR, to update the phase 3 protocol based on discussions with the FDA. Our Investigational New Drug Application, or IND, related to TX-002HR is currently in inactive status. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is bioidentical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. Our IND related to TX-003HR is currently inactive.

TX-004HR

TX-004HR is our applicator-free vaginal estradiol softgel drug candidate for the treatment of dyspareunia, a symptom of VVA in menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. According to Symphony Health Solutions, sales of FDA-approved products for VVA treatment were approximately $1.8 million in the United States for the 12 months ended December 31, 2017. In December 2015, we announced positive top-line results from the REJOICE Trial, our phase 3 clinical trial of TX-004HR. In November 2017, we re-submitted our NDA for TX-004HR. The NDA has a PDUFA target action date for the completion of the FDA’s review of May 29, 2018, and, if approved on that date, the drug candidate could be launched as early as the third quarter of 2018.

Preclinical Development

Based upon leveraging our SYMBODATM hormone technology, we have four preclinical projects that include development of a progesterone-alone and combination estradiol and progesterone products in a topical cream form, which we refer to as TX-005HR and TX-006HR, respectively, and transdermal patch form, which we refer to as TX-007HR and TX-008HR, respectively. We completed a proof-of-concept preclinical study of TX-005HR in 32 rats. The study used four groups of eight female ovariectomized rats, each of whom were treated with subcutaneous injections of estradiol for eight days. On day four of treatment, they were also dosed with a placebo, subcutaneous injections of progesterone or a similar dose of TX-005HR topical progesterone cream. The results, presented at North American Menopause Society, or NAMS, meeting in October 2015, showed that the progesterone in TX-005HR penetrated the skin and opposed the effect of subcutaneous estradiol on the endometrium. In the fourth quarter of 2016, we submitted an IND application for TX-006HR, our combination estradiol and progesterone drug candidate in a topical cream form, and intend to commence phase 1 clinical trials of this drug candidate as early as 2018. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We have recently conducted rat bioavailability studies on several novel, oral formulations of progesterone. We are currently adapting this formulation for the inclusion of estradiol and have embarked on its development as TX-009HR. In addition to menopausal treatments, we are also evaluating various other indications for our hormone technology, including contraception and premature ovarian failure.

Current Products

As we continue the clinical development of our hormone therapy drug candidates, we continue to manufacture and distribute our prescription product lines, consisting of prenatal vitamins under our vitaMedMD® brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD® Prena1 name. All of our prenatal vitamins are gluten-, sugar-, and lactose-free. A prenatal vitamin option that is both vegan and kosher is also available for women with special dietary needs. We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our over-the-counter, or OTC, product lines, except for Iron 21/7 which we ceased manufacturing and distributing in October 2017. The sales of discontinued products have declined steadily over time resulting in immaterial sales.

Industry and Market

Health Care and Pharmaceutical Market

According to the EvaluatePharma® World Preview 2017, Outlook to 2022 report, despite the global pharmaceutical industry facing pricing and market access concerns, worldwide prescription drug sales are expected to reach approximately $1.1 trillion by 2022, which would represent a compound annual growth rate of approximately 6.5% between 2017 and 2022. New drug approvals in 2016 dropped to 27 (consisting of new molecular entities and biologics), down 50%, as compared to the record high of 56 approvals in 2015. A positive drug approval trend was observed in the first months of 2017 with 21 novel drugs already approved as compared to 15 drugs approved up to May 2016, suggesting that the decline in approvals in 2016 was mostly due to timing of approvals rather than more structural dynamics. There were 51 new drugs (consisting of new molecular entities and biologics) approved by FDA in 2014.  The value of these drugs continues to be high, and with U.S. five years post-launch sales of the new drugs approved in 2016, 2015 and 2014 forecast to be over $14 billion, $30 billion, $23 billion, respectively.

Women’s Health Care Market

According to the BBC Research report “Therapeutics for Women’s Health: Technologies and Global Markets,” menopause, post-menopause osteoporosis, endometriosis, breast cancer and polycystic ovary syndrome (PCOS) are the most common issues within women’s health and the U.S. women’s health therapeutics market will grow from nearly $19.5 billion in 2015 to $25.3 billion by 2020, rising at compound annual growth rate of 5.4%. According to the GBI Research (a provider of industry-leading business intelligence solutions on a global basis) report “Women’s Health Therapeutic Market through 2018,” the women’s health therapeutics market is one of the most attractive markets in the global pharmaceutical industry. Hormone therapy, gynecological disorders, and musculoskeletal disorders in women are the prime areas of focus in the women’s health therapeutics market.

Hormone Therapy Market

Menopause is the spontaneous and permanent cessation of menstruation, which naturally occurs in most women between the ages of 40 and 58. It is defined as the final menstrual period and is confirmed when a woman has not had her period for 12 consecutive months. Hormone therapy is the most effective treatment in the United States and Canada for relief of menopausal symptoms according to NAMS. These symptoms are caused by the reduced levels of circulating estrogen as ovarian production shuts down. The symptoms include hot flashes, night sweats, sleep disturbances, and vaginal dryness. According to Symphony Health Solutions, prescriptions for FDA-approved hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis generated total U.S. sales of over $4.7 billion on over 30 million prescriptions for the 12 months ended December 31, 2017, of which prescriptions for oral hormone therapy accounted for approximately $2.0 billion in U.S. sales on 20 million prescriptions over the same time period.

Prescriptions for menopausal hormone therapy in the United States dropped significantly following the Women’s Health Initiative, or WHI, study in 2002, which found that subjects using conjugated equine estrogens plus the synthetic progestin medroxyprogesterone acetate had, among other things, a greater incidence of coronary heart disease, breast cancer, stroke, and pulmonary embolism. A number of additional studies regarding the benefits and risks of hormone therapy have been conducted over the last decade since the WHI results were first published. In general, recommendations for hormone therapy use are to be judged on an individual basis, and the FDA recommends that women with moderate to severe menopausal symptoms who want to try menopausal hormone therapy for relief use it for the shortest time needed and at the lowest effective dose.

There were approximately 41.7 million women in the United States between the ages of 45 and 64 in 2010, projected to increase slightly by 2.8% to 42.9 million in 2015 and to approximately 44.3 million in 2040, according to the 2010 National Census population figures. These women are the target market for hormone therapy to treat menopausal related symptoms.

Hormone Therapy Products

Estrogen (with or without a progestin) is the most effective treatment of VMS and VVA due to menopause according to NAMS. According to Symphony Health Solutions, total U.S. sales of FDA-approved oral, transdermal, and suppository estrogen (with and without a progestin) hormone therapy products were approximately $4.0 billion for the 12 months ended December 31, 2017. The three primary hormone therapy products are estrogen, progestin, and combination of estrogen and progestin, which are produced in a variety of forms, including oral tablets or capsules, skin patches, gels, emulsion, or vaginal suppositories and creams.

Estrogen-Only Therapies

Estrogen therapies are used to treat VMS due to menopause that are a direct result of the decline in estrogen levels associated with ovarian shutdown at menopause. Estrogen therapy has been used to manage these symptoms for more than 50 years. Estrogen is a generic term for any substance, natural or synthetic, that exerts biological effects characteristic of estrogenic hormones, such as estradiol, a natural ovarian produced estrogen. Based upon the age demographic for all women receiving prescriptions for estrogen therapy and the average age range during which women experience VMS, we believe that estrogen is primarily used for the treatment of VMS, but also is prescribed for the prevention of osteoporosis.

Estrogen-only therapy, or ET, is used primarily in women who have had a hysterectomy and/or have undergone surgical menopause, as those women do not require a progestin to protect the uterine endometrium. Approximately 433,000 women undergo a hysterectomy each year in the United States according to the United States Centers for Disease Control and Prevention. ET is also used for the treatment of VVA, which has a variety of indications, including dyspareunia (painful intercourse), vaginal dryness, vaginal itching and irritation, painful urination, and other symptoms.

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

According to Symphony Health Solutions, total FDA-approved ET only U.S. sales amounted to $2.8 billion, of which $1.8 billion was specifically used for the treatment of VVA, for the 12 months ended December 31, 2017.

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

Estrogen/Progestin Combination Products

Progestins are used in combination with estrogen in menopausal women with uteruses to avoid an increase in the incidence of endometrial hyperplasia, which is a condition caused by chronic use of estrogen alone by a woman with a uterus and is associated with an increased incidence of uterine, or endometrial, cancer. Studies have shown that, after one year, the incidence of endometrial hyperplasia is less than 1% in women taking estrogen/progestin combinations, in contrast to up to 20% in women taking estrogen alone. In accordance with FDA recommendations, doctors typically recommend that a menopausal or post-menopausal woman who has a uterus take estrogen plus a progestin, either as a combination drug or as two separate drugs. Symphony Health Solutions estimates that sales of FDA-approved combinations of estrogen and progestins were approximately $588 million and the sales of estradiol and progesterone on a stand-alone basis were approximately $952 million and approximately $404 million, respectively, in the United States for the 12 months ended December 31, 2017.

Limitations of Existing Estrogen/Progestin Therapies

The most commonly prescribed progestin is a synthetic progestin (medroxyprogesterone acetate), which can cause some women to experience painful vaginal bleeding, breast tenderness, and bloating and may reduce cardio-protective benefits potentially associated with estrogen therapy by limiting the estrogen’s ability to raise high-density lipoprotein cholesterol, or good cholesterol, and low-density lipoprotein, or bad cholesterol. A widely prescribed naturally occurring progesterone is known as Prometrium® (progesterone USP). The brand is marketed by AbbVie Inc., and generic versions have been available since 2012. Natural progesterone is used in combination with estrogen for hormone therapy; however, we believe there are currently no FDA-approved hormone therapy combination products with natural progesterone.

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

There are hundreds of prenatal vitamins available, with both prescription and OTC choices. According to Symphony Health Solutions, during the 12 months ended December 31, 2017, approximately 6.2 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $379 million, with sales between branded and generic products split nearly evenly.

Our Business Model

We are a women’s health care company focused on creating and commercializing products exclusively for women, including products specifically for pregnancy, childbirth, nursing, pre-menopause, and menopause. We have utilized our current product lines as the foundation of our business platform. If approved and commercialized, our hormone therapy drug candidates will allow us to enter the $4.7 billion market for FDA-approved hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis, based on 2017 total U.S. sales of the hormone therapy market, according to Symphony Health Solutions.

Our current product line is marketed and sold by a direct national sales force that calls on health care providers in the OB/GYN market space. We market our prescription prenatal vitamins under our vitaMedMD brand name and authorized generic formulations of our prescription prenatal vitamin products under our BocaGreenMD Prena1 brand name. We believe that our vitaMedMD brand name has become a recognized name for high quality women’s health care, while our BocaGreenMD products provide physicians, women, and payors with a lower Wholesale Acquisition Cost (WAC) alternative for prenatal vitamins. We intend to leverage our existing relationships and distribution system to introduce our hormone therapy drug candidates, if approved, which we believe will enable us to provide a comprehensive line of women’s health care products all under one brand. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7 which we ceased manufacturing and distributing in October 2017. The sales of discontinued products have declined steadily over time resulting in immaterial sales.

Our sales model focuses on the “4Ps”: patient, provider, pharmacist, and payor. We market and sell our current products primarily through a direct national sales force of approximately 50 full-time professionals that calls on health care providers in the OB/GYN market space. In addition, our products allow health care providers to offer an alternative to patients to meet their individual nutritional and financial requirements related to co-payment and cost-of-care considerations and help patients realize cost savings over competing products. We also believe that our combination of branded and authorized generic lines offers physicians, women, and payors cost-effective alternatives for top-quality care. We supply our prescription products to consumers through retail pharmacies nationwide. Our fully staffed customer care center uses current customer relationship management software to respond to health care providers, pharmacies, and consumers via incoming and outgoing telephone calls, e-mails, and live-chat. As of January 1, 2017, we stopped selling our products through our websites directly to consumers.

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

Exclusive Focus on Women’s Health Issues. We have steadily developed relationships with many of the largest OB/GYN practices in the country through the sales of our line of prenatal vitamins. We believe that our singular focus on women’s health issues will enable us to continue to build long-term relationships with women as they move through their life cycles of family planning through menopause.

Focus on Hormone Therapy Products. We plan to continue our focus on the development, clinical trials, and commercialization of hormone therapy products designed to (1) alleviate the symptoms of, and reduce the health effects resulting from, menopause-related hormone deficiencies, including hot flashes and vaginal dryness, and (2) demonstrate equivalent clinical efficacy at lower doses, enabling an enhanced side effect profile compared with competing products. We believe there is a large unmet need in this segment of the market.

Penetrate Compounding Market with FDA-approved Products. As we are not aware of any current FDA-approved hormone therapy combination products that are bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries, we believe that our hormone therapy drug candidate for combined estradiol and progesterone, if approved by the FDA, will provide a safer and more effective alternative to non-FDA approved compounded bioidentical hormone therapy products, at a lower price to patients since most insurance companies do not provide coverage for non-FDA approved compounded products. We intend to work with independent and community based pharmacies that currently compound bioidentical hormone therapy products to help them transition their patients to our hormone therapy products, if approved. We launched the BIO-IGNITE™ program, an outreach program to quantify the number of compounded bio-identical estradiol and progesterone prescriptions currently dispensed by the 3,000-3,500 high-volume compounding pharmacies and qualify their interests in dispensing our hormone therapy product candidates, if approved.  As part of the BIO-IGNITE™ program, we intend to work with compounding pharmacies to identify the number of compounded estradiol and progesterone prescriptions that are directly substitutable by the two potential doses of TX-001HR, if approved, and to enter into agreements with such pharmacies to dispense our hormone therapy products in lieu of compounding, if approved.

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

Geographical Expansion. We currently plan to expand our geographic market and sales team to approximately 150 professionals as we commercialize our TX-001HR and TX-004HR product candidates, if approved.

Sales and Marketing

Although our direct national sales force is similar to that of a traditional pharmaceutical company in that sales representatives call on OB/GYN practices to provide education and sampling, we believe our sales representatives are more customer-centric in their sales approach by offering physicians more than just differences in our products from the competition; they are also able to offer physicians opportunities to assist their patients in obtaining products in a cost-effective manner.

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

Online Commerce

A vast majority of our OTC product sales were completed online. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7 which we ceased manufacturing and distributing in October 2017. The sales of discontinued products have declined steadily over time resulting in immaterial sales. As a result, as of January 1, 2017, we stopped selling our products through our websites directly to consumers.

Sales Concentration

See Note 11 to the consolidated financial statements included in this Annual Report for a discussion of the concentration of sales of our prescription prenatal vitamin products.

Commercialization

We cannot market or promote a new product until a marketing application has been approved by the FDA. On November 29, 2017, we resubmitted the NDA for TX-004HR with the FDA. The FDA has acknowledged that the resubmission is a complete, class 2 response to the complete response letter, or CRL, that we received on May 5, 2017 for TX-004HR. The PDUFA target action date for the completion of the FDA’s review of the NDA for TX-004HR is May 29, 2018.

We submitted the NDA for TX-001HR with the FDA on December 28, 2017. Assuming that the NDA is accepted 74 days thereafter and an FDA review period of ten months from the receipt date to the PDUFA date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the fourth quarter of 2018.

We believe that it will be possible for us to access the United States market through a specialty sales force. Subject to receiving marketing authorization in the United States, we expect to commence commercialization via our then-in-place sales and marketing organization. If approved, we plan to launch TX-004HR in the third quarter of 2018 and TX-001HR in 2019.

Our Current Product Lines

We offer a wide range of products targeted for women’s health specifically associated with pregnancy, child birth, nursing, and post-child birth. As we continue the clinical development of our hormone therapy drug candidates, we continue to manufacture and distribute our prescription prenatal vitamins product lines under our vitaMedMD® brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD® Prena1 name. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7 which we ceased manufacturing and distributing in October 2017. The sales of discontinued products have declined steadily over time resulting in immaterial sales.

For the years ended December 31, 2017, 2016, and 2015, approximately 99.9%, 99.8%, and 99.5%, respectively, of our consolidated revenue was generated by our prenatal vitamin products.

In March 2012, we launched our first prescription prenatal vitamin, vitaMedMD Plus Rx, with subsequent launches of our second prescription prenatal vitamin, vitaMedMD One Rx, in April 2012 and our third prescription prenatal vitamin, vitaMedMD RediChew™ Rx, in May 2012. In the fourth quarter of 2012, we launched our BocaGreenMD Prena1 line of prescription prenatal vitamins, which included three prescription prenatal vitamins that were authorized generic formulations of our vitaMedMD-branded prescription prenatal vitamins. In the first quarter of 2014, we introduced a new prescription prenatal vitamin product under our branded vitaMedMD name as vitaPearl and under our authorized generic Prena1 name as Prena1 Pearl, which features a unique, proprietary combination of FOLMAX™, FePlus™, and pur-DHA™. In January 2016, we launched vitaTrue. Our current product line is detailed below.

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

BocaGreenMD Prena1 True

BocaGreenMD Prena1 True is an authorized generic of vitaTrueTM, the first vegan and kosher prenatal vitamin.

BocaGreenMD Prena1 Pearl

BocaGreenMD Prena1 Pearl is an authorized generic of vitaPearl, a complete prescription prenatal vitamin in one tiny pearl.

BocaGreenMD Prena1 Chew

BocaGreenMD Prena1 Chew is an authorized generic of vitaMedMD RediChew Rx, a prescription, single daily easy-to-chew, vanilla-flavored, chewable tablet.

Products discontinued: vitaMedMD Plus (Prenatal Women’s Multivitamin + DHA™), vitaMedMD One Prenatal Multivitamin, vitaMedMD Plus Rx Prenatal Multivitamin, vitaMedMD Menopause Relief with Lifenol® Plus Bone Support, vitaMedMD Vitamin D3 50,000 IU, and vitaMedMD Iron 21/7.

Our Hormone Therapy Drug Candidates

We have submitted two NDAs with the FDA for our hormone therapy drug candidates. In December 2017, we submitted the NDA for TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of VMS due to menopause in menopausal women with an intact uterus. In November 2017, we re-submitted our NDA for TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of VVA in menopausal women with vaginal linings that do not receive enough estrogen. The NDA for our TX-004HR drug candidate has a PDUFA target action date of May 29, 2018, and if approved on that date, the drug candidate could be launched as early as the third quarter of 2018. If the NDA for our TX-001HR drug candidate is accepted by the FDA, it could be approved as soon as the fourth quarter of 2018 and launched in 2019.

TX-001HR

TX-001HR is our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate for the treatment of moderate to severe VMS due to menopause, including hot flashes, night sweats and sleep disturbances for menopausal women with an intact uterus. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

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

On September 5, 2013, we began enrollment in the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, phase 3 clinical trial of TX-001HR in menopausal women with an intact uterus. The trial was designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe VMS due to menopause and the endometrial safety of TX-001HR. Patients were assigned to one of five arms, four active and one placebo, and received study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia was an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe VMS was the mean change of frequency and severity of moderate to severe VMS at weeks four and 12 compared to placebo, as measured by the number and severity of hot flashes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flashes at screening were included in the VMS analysis, while all subjects were included in the endometrial hyperplasia analysis. The secondary endpoints included reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. The trial evaluated 1,835 patients between 40 and 65 years old at 111 sites. On December 5, 2016, we announced positive topline data for the REPLENISH Trial.

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

  MITT = Modified intent to treat

ŦPer FDA, consensus hyperplasia refers to the concurrence of two of the three pathologists be accepted as the final diagnosis

We submitted the NDA for TX-001HR with the FDA on December 28, 2017. Assuming that the NDA is accepted 74 days thereafter and an FDA review period of ten months from the receipt date to the PDUFA target action date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the fourth quarter of 2018.

Symphony Health Solutions estimates that sales of FDA-approved combinations of estrogen and progestins were approximately $588 million and the sales of estradiol and progesterone on a stand-alone basis were approximately $952 million and approximately $404 million, respectively, in the United States for the 12 months ended December 31, 2017.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board, or IRB, approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we suspended enrollment and in October 2014 we stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. Our IND related to TX-002HR is currently in inactive status. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is bioidentical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. Our IND related to TX-003HR is currently inactive.

TX-004HR

TX-004HR is our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia, a symptom of VVA in menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. We initiated the REJOICE Trial, a randomized, multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of three doses – 25 mcg, 10 mcg and 4 mcg (compared to placebo) – of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause.

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

On December 7, 2015, we announced positive top-line results from the REJOICE Trial. The pre-specified four co-primary efficacy endpoints were the changes from baseline to week 12 versus placebo in the percentage of vaginal superficial cells, percentage of vaginal parabasal cells, vaginal pH and severity of participants’ self-reported moderate to severe dyspareunia as the most bothersome symptom of VVA. The trial enrolled 764 menopausal women (40 to 75 years old) experiencing moderate to severe dyspareunia at approximately 89 sites across the United States and Canada. Trial participants were randomized to receive either TX-004HR at 25 mcg (n=190), 10 mcg (n=191), or 4 mcg (n=191) doses or placebo (n=192) for a total of 12 weeks, all administered once daily for two weeks and then twice weekly (approximately three to four days apart) for ten weeks.

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

On May 5, 2017, we received a CRL from the FDA regarding the NDA for TX-004HR. In the CRL, the only approvability concern raised by the FDA was the lack of long-term safety data for TX-004HR beyond the 12 weeks studied in the phase 3 REJOICE Trial. The CRL did not identify any issues related to the efficacy of TX-004HR and did not identify any approvability issues related to chemistry, manufacturing and controls.

On June 14, 2017, we participated in a Type A Post-Action Meeting with the Division of Bone, Reproductive, and Urologic Products (DBRUP) of the FDA to discuss the CRL. At the meeting, we presented information that we believed could address concerns raised by the FDA in the CRL and positively affect the status of the NDA for TX-004HR. On July 5, 2017, we received the official minutes of the meeting from the FDA, which provided the FDA’s response to the information presented at the Type A meeting. Per the FDA’s request, we formally submitted the information presented at the Type A meeting for consideration related to the NDA for TX-004HR.

On August 3, 2017, we received a formal General Advice Letter from the FDA stating that an initial review of this information has been completed and requesting that we submit the additional endometrial safety information to the NDA for TX-004HR on or before September 18, 2017. On September 14, 2017, we submitted the additional endometrial safety information that was requested by the FDA in the General Advice Letter to the NDA for TX-004HR. The submission included a comprehensive, systematic review of the medical literature on the use of vaginal estrogen products and the risk of endometrial hyperplasia or cancer, including the safety data from the recently published Women’s Health Initiative Observational Study, or WHI Study, of vaginal estrogen use in postmenopausal women and information on the relevance of the first uterine pass effect for low-dose vaginal estrogen products. The WHI Study demonstrated no significant difference in the risk of invasive breast cancer, stroke, colorectal cancer, endometrial cancer and venous thromboembolism in vaginal estrogen users versus non-users. The WHI Study also shows that, among women with an intact uterus, there was a decreased risk of cardiovascular disease, hip fracture and all-cause mortality in vaginal estrogen users versus non-users. The WHI Study evaluated over 4,000 women who used vaginal estrogens for a median duration of two to three years.

On November 3, 2017, we participated in an in-person meeting with DBRUP. At the meeting, DBRUP agreed to the resubmission of the NDA for the 4 mcg and 10 mcg doses of TX-004HR without the need for an additional pre-approval study.

On November 29, 2017, we resubmitted the NDA for the 4 mcg and 10 mcg doses of TX-004HR with the FDA. We have committed to conduct a post-approval observational study. The FDA has acknowledged that the resubmission is a complete, class 2 response to the CRL received on May 5, 2017 for TX-004HR. The PDUFA target action date for the completion of the FDA’s review is May 29, 2018. If approved, the 4 mcg formulation of TX-004HR would represent a lower effective dose than the currently available VVA therapies approved by the FDA.

According to Symphony Health Solutions, the total FDA-approved market for VVA treatment was approximately $1.8 billion in U.S. sales for the 12 months ended December 31, 2017.

As of December 31, 2017, we had 18 issued patents, which included 13 utility patents that relate to our combination progesterone and estradiol formulations, three utility patents and one design patent that relate to TX-004HR, which establish an important intellectual property foundation for TX-004HR, one utility patent that relates to a pipeline transdermal patch technology, and one utility patent that relates to our OPERA® information technology platform.

Preclinical Development

Based upon leveraging our SYMBODATM hormone technology, we have four preclinical projects that include development of a progesterone-alone and combination estradiol and progesterone products in a topical cream form, which we refer to as TX-005HR and TX-006HR, respectively, and transdermal patch form, which we refer to as TX-007HR and TX-008HR, respectively. We completed a proof-of-concept preclinical study of TX-005HR in 32 rats. The study used four groups of eight female ovariectomized rats, each of whom were treated with subcutaneous injections of estradiol for eight days. On day four of treatment, they were also dosed with a placebo, subcutaneous injections of progesterone or a similar dose of TX-005HR topical progesterone cream. The results, presented at North American Menopause Society, or NAMS, meeting in October 2015, showed that the progesterone in TX-005HR penetrated the skin and opposed the effect of subcutaneous estradiol on the endometrium. In the fourth quarter of 2016, we submitted an IND application for TX-006HR, our combination estradiol and progesterone drug candidate in a topical cream form, and intend to commence phase 1 clinical trials of this drug candidate as early as 2018. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We have recently conducted rat bioavailability studies on several novel, oral formulations of progesterone. We are currently adapting this formulation for the inclusion of estradiol and have embarked on its development as TX-009HR. In addition to menopausal treatments, we are also evaluating various other indications for our hormone technology, including contraception and premature ovarian failure.

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

Hormone Therapy Market

The menopause hormone therapy market includes two major components: an FDA-approved drug market and a non-FDA approved drug market supplied by compounding pharmacies. On November 27, 2013, the DQSA became law and the FDA was given additional oversight over compounding pharmacies. In January 2018, the FDA announced the release of its 2018 Compounding Priorities Plan, which lays out how the agency will implement certain key provisions of the DQSA and other provisions of the law relevant to compounders over the course of the coming year. This plan confirms the FDA’s renewed commitment to compounding oversight and education outreach to health care professionals, all of which, we believe, will help discourage prescribing of compounded bio-identical hormones and encourage compounding pharmacies to collaborate with us.

We believe, FDA-approved products are easily measured and monitored, while non-FDA approved hormone therapy drug products, typically referred to as “bioidenticals” when produced and sold by compounding pharmacies, are not easily measured or monitored. Our phase 3 clinical trials are intended to establish an indication of the safety and efficacy of our hormone therapy drug candidates at specific dosage levels. We intend our hormone therapy drug candidates, if approved by the FDA, to provide hormone therapies with well characterized safety and efficacy profiles that can be consistently manufactured to target specifications. This would provide an alternative to the non-FDA approved compounded bioidentical market. This aim is based on our belief that our drug candidates will offer advantages in terms of demonstrated safety and efficacy consistency in the hormone dose, lower patient cost due to the increased likelihood of insurance coverage and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

TX-001HR is our combination estradiol and progesterone drug candidate for the treatment of moderate to severe VMS due to menopause. The combination of estradiol and progesterone for the treatment of moderate to severe VMS due to menopause for menopausal women with an intact uterus is comprised of two components: the FDA-approved drug market and the non-FDA-approved compounded drug market. Symphony Health Solutions estimates that sales of FDA-approved combinations of estrogen and progestins were approximately $588 million and the sales of estradiol and progesterone on a stand-alone basis were approximately $952 million and approximately $404 million, respectively, in the United States for the 12 months ended December 31, 2017.

The largest competitors in the FDA-approved market are Pfizer (PREMPRO), Breckenridge (generic estradiol) and Noven (CombiPatch), with sales of PREMPRO constituting a majority of such sales. None of the current FDA-approved drugs for the treatment of moderate to severe VMS due to menopause is bioidentical to both the estradiol and progesterone produced by the ovaries. Based on various reports, including data recently presented at the NAMS Annual Meeting, “Knowledge, Use, and Prescribing of Custom-Compounded Bioidentical Hormones for Menopausal Women: It’s Not What You Think,” by JoAnn V. Pinkerton, et al., we estimate that U.S. sales of non-FDA-approved compounded combination estradiol and progesterone products approximate $1.5 billion per year. The market for non-FDA-approved compounded hormone therapy products is generally considered very fragmented because the products are prepared and sold by individual compounding pharmacies. We believe that TX-001HR, if approved by the FDA, would represent the first time a combination product of estradiol and progesterone that is bioidentical to – or having the same chemical and molecular structure as - the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

TX-004HR is our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia, a symptom of VVA in menopausal women with vaginal linings that do not receive enough estrogen. According to Symphony Health Solutions, the FDA-approved U.S. market for treatment of VVA in menopausal women was approximately $1.8 billion for the 12 months ended December 31, 2017. Approximately $1.5 billion of such sales were by three products currently on the market: Pfizer (PREMARIN cream), Allergan (ESTRACE cream) and Vagifem and its generics. We believe that TX-004HR, if approved by the FDA, will be at least as effective as the existing treatments for VVA because of an early onset of action with less systemic exposure and it will have an added advantage of being a simple, easier to use dosage form versus traditional VVA treatments. Generics for Vagifem were introduced to the market in 2017, taking significant share from Vagifem only. Generics for Estrace were approved by the FDA and are anticipated to enter the market in 2018. Also, a new product– AMAG (Intrarosa insert) – was approved by the FDA for the treatment of dyspareunia in November 2016 and was licensed for commercialization in early 2017.

Prenatal Vitamin Market

The prenatal vitamin market is highly fragmented, with dozens of companies selling hundreds of competitive products. Prenatal vitamin products are marketed as either OTC products or prescription products, with many companies marketing their products through both channels. According to Symphony Health Solutions, during the 12 months ended December 31, 2017, approximately 6.2 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $379 million.

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

Manufacturing of Our Products; Availability of and Dependence Upon Suppliers; Raw Materials for Our Products

We have sourced and qualified third-party contract manufacturing organizations, or CMOs, for the commercial supply of our hormone therapy drug candidates that have expertise in the manufacture of soft gel capsules. The regulations for manufacturing of approved drug products are significantly more stringent than the standards for manufacturing supplements or drug product for clinical trials. Our CMOs are responsible for the manufacture of our products in accordance with our specifications and applicable regulatory requirements.  We have entered into long-term supply agreements with Catalent Pharma Solutions, LLC, or Catalent, for the commercial supply of our TX-001HR and TX- 004HR hormone therapy drug candidates, if approved. Under the terms of the agreements, we will be obligated to purchase certain minimum annual amounts of each product once we commence commercial sales of such product following regulatory approval of Catalent as a manufacturer of the product. We may terminate the agreement for a particular drug candidate in the event that we cease pursuit of regulatory approval for such drug candidate for certain specified reasons. If we are unable to obtain sufficient quantities of drug candidates or receive raw materials in a timely manner, we could be required to delay our manufacturing and seek alternative manufacturers, which would be costly and time-consuming. The hormone therapy drug candidates used in our recently completed phase 3 clinical trials for TX-001HR and TX-004HR were manufactured by a different CMO.

We have a multi-faceted risk management approach to ensure continuous supply from our qualified CMOs for the commercial supply of our hormone therapy products. This approach includes oversight of the manufacturing processes, regular GMP audits, a review of their business continuity plans, management of finished product inventory and safety stock, and second sourcing as appropriate.

We have also sourced and qualified manufacturers of the active pharmaceutical ingredient, or APIs, to be used in our drug candidates, if approved. We follow a risk management approach for our API manufacturer similar to that followed for the commercial supply of the finished drug product.

We use third-party manufacturers to manufacture and package our vitamin and supplement products, as well as meet applicable contract and regulatory requirements.  We currently obtain approximately 100% of our vitaMedMD and BocaGreen products from Lang Pharma Nutrition, or Lang, a full-service, private label and corporate brand manufacturer specializing in premium health benefit driven products, including medical foods, nutritional supplements, beverages, bars, and functional foods in the dietary supplement category. As a result, we are dependent on Lang and its subcontractors for the manufacture of most of our vitamin and supplement products.  In addition to manufacturing, Lang also provides a variety of additional services to us, including development processes, prototype development, raw materials sourcing, regulatory review, and packaging production.  We believe that Lang maintains multiple supply and purchasing relationships throughout the raw materials marketplace to provide an uninterrupted supply of product to meet our manufacturing requirements.

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

Quality Control for our Products

Our products are required to be manufactured in accordance with the FDA’s current Good Manufacturing Practice, or cGMPs.  To approve an NDA, the FDA must assure that the proposed manufacturing facilities for our drug candidates are in compliance with the FDA’s cGMP regulations, which may include an FDA Pre-Approval Inspection Process, or PAI. Our third-party suppliers and manufacturers are responsible for continued compliance with cGMP requirements. We have executed Quality Agreements that delineate the responsibilities of each company in the quality assurance process. To comply with these drug commercialization standards, we have personnel with pharmaceutical development, manufacturing, and quality assurance experience who are responsible for the relationships with our suppliers. We have contracted with Catalent, an established manufacturer of softgel drug products, to manufacture the commercial supply for both our TX-001HR and TX-004HR hormone therapy drug candidates. Although Catalent has received FDA Form 483 observations from FDA inspections in the past, we are not aware of any open FDA investigations into its manufacturing processes at the facilities that would be used to manufacture our products, if approved. We anticipate that as part of the PAI of our NDA for TX-004HR (or TX-001HR) the FDA may inspect Catalent’s facilities.

The CMO that manufactured the hormone therapy drug candidates used in our recently completed phase 3 clinical trials for TX-001HR and TX-004HR was inspected by the FDA, which issued it a FDA Form 483 listing various observations, some of which pertained to the clinical supply of our TX-001HR and TX-004HR drug candidates. The CMO has submitted its written response to the Form 483 observations to the FDA, which we believe will satisfactorily address the FDA’s observations with respect to the clinical supply of our TX-001HR and TX-004HR drug candidates. We do not believe that the observations made by the FDA with respect to the CMO will have a material adverse effect on the FDA’s review of our NDA for TX-004HR or the timing of our anticipated submission of an NDA for TX-001HR. We believe the inspection was not conducted as part of the FDA’s review of our NDA for TX-004HR. As noted above, we have contracted with a different CMO, Catalent, to provide the commercial supply of our TX-001HR and TX- 004HR hormone therapy drug candidates.

Our quality assurance team establishes controls that are designed to document the manufacturing process and ensure that our contract manufacturers meet product specifications and that our finished products contain the correct ingredients, purity, strength, and composition in compliance with FDA regulations. Our contractors test incoming raw materials and finished goods to ensure they meet or exceed FDA and U.S. Pharmacopeia standards (when applicable), including quantitative and qualitative assay and microbial and heavy metal contamination (as appropriate).

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

Our Quality Guarantee

We proudly stand behind the quality of our products. We believe our guarantee makes it easy, convenient, and safe for customers to purchase our products. Under our quality guarantee, we:

●	ensure the potency and quality of our vitamin products; and

●	help health care providers and payors by delivering information on patient compliance and satisfaction.

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

Our research and development expenses were approximately $33.9 million in 2017, $53.9 million in 2016, and $72.0 million in 2015.

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

We also have numerous pending foreign and domestic patent applications. As of December 31, 2017, we had 18 issued domestic, or U.S., patents and 13 issued foreign patents, including:

●	13 domestic and three foreign utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us. The domestic utility patents will expire in 2032. In addition, we have pending patent applications with respect to our combination progesterone and estradiol product candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	three domestic and 10 foreign patents that relate to TX-004HR, our applicator-free vaginal estradiol softgel product candidate. These patents establish an important intellectual property foundation for TX-004HR and are owned by us. These domestic patents will expire in 2033 or 2032. In addition, we have pending patent applications related to our applicator-free vaginal estradiol softgel product candidate in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	one domestic utility patent that relates to a pipeline transdermal patch technology, which is owned by us and will expire in 2032. We have pending patent applications with respect to this technology in the U.S., Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa; and
●	one utility patent that relates to our OPERA® information-technology platform, which is owned by us and is a domestic patent that will expire in 2029.

As of December 31, 2017, we had filed 46 nonprovisional and 33 provisional patent applications with the U.S. Patent and Trademark Office, or the USPTO, with respect to our technology or our hormone therapy drug candidates, including issued patents, and 123 international patent applications with respect to our technology or our hormone therapy drug candidates, including Patent Cooperation Treaty (PCT) and national stage filings.

We hold multiple U.S. trademark registrations and have numerous pending trademark applications. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark; however, it is subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. Federally registered trademarks have a perpetual life so long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We believe our patents and trademarks are valuable and provide us certain benefits in marketing our products.

We intend to actively protect our intellectual property with patents, trademarks, trade secrets, or other legal avenues for the protection of intellectual property and to aggressively prosecute, enforce, and defend our patents, trademarks, and proprietary technology. The loss, by expiration or otherwise, of any one patent may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing on validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to account for patent rights of third parties.

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

Pharmaceutical Regulation

The process required by the FDA before a new drug product may be marketed in the United States generally involves the following:

●	completion of or reference to extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
●	submission to the FDA of an IND application under which the holder may begin conducting human clinical trials, provided that the FDA does not object; the IND must be updated annually;
●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication; and
●	submission to the FDA of an NDA after completion of all pivotal clinical trials.

An IND application is a request for authorization from the FDA to administer an investigational drug product to humans. We have submitted five INDs for our hormone therapy drug candidates. The INDs for TX-002HR and TX-003HR are currently on inactive status. The INDs for TX-004HR, TX-001HR, and TX-006HR remain active.

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

Clinical trials are usually conducted in three phases. Phase 1 clinical trials are normally conducted in small groups of healthy volunteers to assess safety, characterize pharmacokinetics, and assist in finding the potential dosing range. After phase 1, the drug is administered to small populations of patients (phase 2) to look for initial signs of efficacy in treating the targeted disease or condition and to continue to assess dosing and safety. Phase 3 clinical trials are usually multi-center, double-blind controlled trials in hundreds or even thousands of subjects at various sites to assess the safety and effectiveness of the drug.

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

Once the NDA submission has been accepted for filing, the FDA’s goal is to review standard applications within ten months of filing or 12 months of receipt for a new molecular entity. However, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities in which the drug product will be formulated and its active pharmaceutical ingredient, or API, will be produced, it may issue an approval letter or, instead, a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

After regulatory approval of a drug product is obtained, we would be required to comply with a number of post-approval requirements. As a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long-term stability of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive, and record keeping requirements. For example, Catalent, the CMO that we have contracted with for the commercial supply of our TX-001HR and TX-004HR hormone therapy drug candidates, if approved, was issued a Form FDA-483 in 2016 with respect to its softgel manufacturing plant that will be used for the manufacture of the commercial supply of TX-001HR and TX- 004HR, if approved.  The corrective actions identified in Catalent’s response to the Form FDA 483 have been completed and we are not aware of any open FDA investigations into Catalent’s manufacturing processes at this facility.

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

505(b)(2) Application

We submitted two NDAs for our hormone therapy drug candidates, TX-004HR and TX-001HR, assuming that the clinical data justify submission, under section 505(b)(2) of the FDCA, or Section 505(b)(2). Section 505(b)(2) permits the filing of an NDA when at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain pre-clinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which a referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

As part of our NDA submission, we intend to certify that all of the patents for approved products referenced in the NDA for each of the hormone therapy drug candidates as listed in the FDA’s Orange Book have expired and that we will not be compelled to certify that any patent is invalid, unenforceable, or will not be infringed by the new products. If, in fact, this assessment is incorrect, it can have a serious and significant adverse effect on our ability to obtain FDA approval or market our new products. If we are compelled to certify that a patent is invalid, unenforceable, or not infringed, then the holder of that patent can initiate a patent infringement suit against us and the FDA is precluded from approving our product for 30 months or until a court decision or settlement finding that the patent is invalid, unenforceable or not infringed, whichever is earlier.

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

In June 2007, pursuant to the authority granted by the FDCA as amended by DSHEA, the FDA published detailed cGMP regulations that govern the manufacturing, packaging, labeling, and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions. In addition, under the Food Safety Modernization Act, or FSMA, which was enacted on January 2, 2011, the manufacturing of dietary ingredients contained in dietary supplements are subject to similar or even more burdensome manufacturing requirements, which has the potential to increase the costs of dietary ingredients and subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA also requires importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

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

Employees

As of December 31, 2017, we had 173 full time employees, six of whom are executive officers. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement, and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be good.

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

We have incurred recurring net losses, including net losses of approximately $77 million, $90 million, and $85 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $387 million. We have generated limited revenue and have funded our operations to date primarily from public and private sales of equity and private sales of debt securities. We may incur substantial additional losses over the next few years as a result of our research, development, clinical trial and commercialization activities. As a result, we may never achieve or maintain profitability, even if we successfully commercialize our hormone therapy drug candidates. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance then-existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

We currently derive all of our revenue from sales of our women’s health care products, and our failure to maintain or increase sales of these products could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

In 2017, we derived virtually all of our revenue from sales of women’s health care products, including prenatal and women’s multi-vitamins and iron supplements. Sales of our vitamin products varied from 2010 through 2017. We cannot assure you that we will be able to sustain such sales or that such sales will grow. In addition to other risks described herein, our ability to maintain or increase existing product sales is subject to a number of risks and uncertainties, including the following:

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

If revenue from sales of our existing prescription prenatal vitamins does not continue or increase, we may be required to reduce our operating expenses or to seek to raise additional funds, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects, or we may not be able to commercialize our hormone therapy drug candidates or commence or continue clinical trials to seek approval for any other products we may choose to develop in the future.

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

Our future success will depend in large part on our ability to successfully develop and commercialize our hormone therapy drug candidates designed to alleviate the symptoms of and reduce the health risks resulting from menopause, including hot flashes and dyspareunia. We have submitted IND applications for six hormone therapy drug candidates, which the FDA has allowed to proceed, and which permit us to conduct clinical testing on these proposed products. In December 2015, we completed a phase 3 clinical trial of our TX-004HR drug candidate and in December 2016 we completed a phase 3 clinical trial for our TX-001HR drug candidate. We have submitted NDAs for both drug candidates. In the fourth quarter of 2016 we submitted an IND application for our TX-006HR drug candidate and intend to commence phase 1 clinical trials of this drug candidate as early as 2018. In July 2014, we suspended enrollment in the phase 3 clinical trial for our TX-002HR drug candidate and in October 2014 we stopped the trial and are considering whether to update the phase 3 protocol based on discussions with the FDA. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates and the IND application for this drug candidate is currently inactive. We have no current plans to conduct clinical trials for our TX-003HR drug candidate and the IND application for this drug candidate is currently inactive. Drug development is a necessarily uncertain undertaking. We may not be able to complete the development of our drug candidates, the results of the clinical trials may not be sufficient to support an NDA for any of our drug candidates, and even if we believe the results of our clinical trials are sufficient to support any NDA that we submit, the FDA may disagree and may not approve our NDA. In addition, even if the FDA approves one or more of our NDAs, it may do so with restrictions on the intended uses that may make commercialization of the product or products financially untenable. The failure to commercialize or obtain necessary approval for any one or more of these products could substantially harm our prospects and our business.

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

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept the NDA for our TX-001HR drug candidate for substantive review or may conclude, after review of our data, that one or more of our NDAs are insufficient to obtain regulatory approval of any of our hormone therapy drug candidates. We have begun to conduct validation and scale up of the manufacturing processes for TX-001HR, our proposed combination estradiol and progesterone drug candidate, and TX-004HR, our proposed applicator-free vaginal estradiol softgel drug candidate. The FDA may also require that we conduct additional clinical or manufacturing validation studies, which may be costly and time-consuming, and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA required studies, approval of any NDA that we submit may be significantly delayed, possibly for years, or may require us to expend more resources than we have available or can secure. Any delay or inability in obtaining regulatory approvals would delay or prevent us from commercializing our hormone therapy drug candidates, generating revenue from these proposed products, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA we submit. If any of these outcomes occur, we may be forced to abandon our planned NDAs for one or more of our hormone therapy drug candidates, which would materially adversely affect our business and could potentially cause us to cease operations.

We have completed our phase 3 clinical trials of TX-001HR for the treatment of moderate to severe VMS due to menopause in menopausal women with an intact uterus and TX-004HR for the treatment of moderate to severe dyspareunia in menopausal women with VVA. Although we have discussed our clinical development plans for each drug candidate with the FDA, the agency may ultimately determine that our phase 3 clinical trials for one or both candidates are not sufficient for regulatory approval. If we are required to conduct additional clinical trials or non-clinical studies, our development of TX-001HR or TX-004HR, as applicable, will be more time-consuming and costly than we presently anticipate, which could have a material adverse effect on our business, results of operations and financial condition.

On December 5, 2016, we announced positive top-line results from the REPLENISH Trial, our phase 3 clinical trial to evaluate the safety and efficacy of TX-001HR, an investigational bio-identical hormone therapy combination of 17ß-estradiol and progesterone in a single, oral softgel, for the treatment of moderate to severe VMS due to menopause in menopausal women with an intact uterus.  The REPLENISH Trial evaluated four doses of TX-001HR and placebo in 1,835 menopausal women between 40 and 65 years old. The doses studied were: 17ß-estradiol 1 mg/progesterone 100 mg; 17ß-estradiol 0.5 mg/progesterone 100 mg; 17ß-estradiol 0.5 mg/progesterone 50 mg; and 17ß-estradiol 0.25 mg/progesterone 50 mg (n = 424).  The REPLENISH Trial results demonstrated that TX-001HR estradiol 1 mg/progesterone 100 mg and TX-001HR estradiol 0.5 mg/progesterone 100 mg both achieved all four of the co-primary efficacy endpoints and the primary safety endpoint and demonstrated a statistically significant and clinically meaningful reduction from baseline in both the frequency and severity of hot flashes compared to placebo.  TX-001HR estradiol 0.5 mg/progesterone 50 mg and TX-001HR estradiol 0.25 mg/progesterone 50 mg were not statistically significant at all of the co-primary efficacy endpoints; the estradiol 0.25 mg/progesterone 50 mg dose was included in the clinical trial as a non-effective dose to meet the recommendation of the FDA guidance to identify the lowest effective dose. The incidence of consensus endometrial hyperplasia or malignancy was 0 percent across all four TX-001HR doses, meeting the recommendations established by the FDA’s draft guidance.  Based on the results of the REPLENISH Trial, we currently intend to seek regulatory approval for the estradiol 1 mg/progesterone 100 mg and estradiol 0.5 mg/progesterone 100 mg doses of TX-001HR for the treatment of moderate to severe VMS due to menopause in menopausal women with an intact uterus in the U.S.

On December 7, 2015, we announced positive top-line results from the REJOICE Trial, our phase 3 clinical trial to evaluate the safety and efficacy of three doses—25 mcg, 10 mcg and 4 mcg (compared to placebo)—of TX-004HR for the treatment of moderate to severe dyspareunia in menopausal women with VVA. Both the 25 mcg dose and the 10 mcg dose of TX-004HR demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo across all four co-primary efficacy endpoints. The 4 mcg dose of TX-004HR also demonstrated highly statistically significant results at the p < 0.0001 level compared to placebo for the endpoints of vaginal superficial cells, vaginal parabasal cells, and vaginal pH; the change from baseline compared to placebo in the severity of dyspareunia was statistically significant at the p = 0.0149 level.  As discussed below, where an NDA is supported by a single clinical trial, as is the case with TX-004HR, the FDA has taken the position initially that the results of our trial would have to achieve statistical significance at the 0.01 level or better. Statistical significance at the 0.0149 level may not be sufficient to satisfy this requirement.  If the FDA continues to maintain this position, we may have to either conduct an additional trial or eliminate the 4 mcg dose formulation from the TX-004HR NDA.  The elimination of this low dose from our product line could adversely affect our sales of TX-004HR, if approved.

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

Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. For example, we suspended enrollment in and subsequently stopped the SPRY trial for our progesterone alone drug candidate in order to update the phase 3 protocol based on discussions with the FDA. Failure can occur at any time during the clinical trial process as a result of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our future clinical trials may not be successful or may be more expensive or time-consuming than we currently expect. Prior to approving a new drug, the FDA generally requires that the safety and efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs on the basis of a single well-controlled clinical trial. We believe we may be required to conduct only a single phase 3 clinical trial of each of TX-001HR, our proposed combination estradiol and progesterone drug candidate, TX-002HR, our progesterone alone drug candidate, and TX-004HR, our applicator-free vaginal estradiol softgel drug candidate. However, in connection with our TX-004HR drug candidate, the FDA has previously indicated to us that in order to approve the drug based on a single trial, the trial would need to show statistical significance at the 0.01 level or lower for each endpoint, and that a trial that is merely statistically significant at a higher numerical level may not provide sufficient evidence to support an NDA filing or approval of a drug candidate where the NDA relies on a single clinical trial. If clinical trials for any of our hormone therapy drug candidates fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA will not approve that drug and we would not be able to commercialize it, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our dependence upon third parties for the manufacture and supply of our existing women’s health care products and our hormone therapy drug candidates may cause delays in, or prevent us from, successfully developing, commercializing, and marketing our products.

We do not currently have, nor do we plan to build, the infrastructure or capability to internally manufacture our existing women’s health care products or our hormone therapy drug candidates. We have relied, and will continue to rely, on third parties to manufacture these products in accordance with our specifications and in compliance with applicable regulatory requirements.  We have entered into long-term supply agreements with Catalent for the commercial supply of our TX-001HR and TX-004HR hormone therapy drug candidates. Under the terms of the agreements, we will be obligated to purchase certain minimum annual amounts of each product once we commence commercial sales of such product following regulatory approval of Catalent as a manufacturer of the product.  We depend on Lang, a full-service, private label and corporate brand manufacturer, to supply approximately 100% of our vitaMedMD and BocaGreen products.  We do not have long-term contracts for the commercial supply of our existing women’s health care products, however, in certain circumstances, including our failure to satisfy our production forecasts to Lang, we may be obligated to reimburse Lang for the costs of excess raw materials purchased by Lang that it cannot use in another product category that it then sells.

Regulatory requirements could pose barriers to the manufacture of our existing women’s health care products and our hormone therapy drug candidates. Our third-party manufacturers are required to comply with cGMP regulations. As a result, the facilities used by any of our current or future manufacturers must be approved by the FDA. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are responsible for manufacturing even though that manufacturing is conducted by a third-party CMO. All of our existing products are, and our hormone therapy drug candidates, if approved, will be manufactured by CMOs. These CMOs are required by the terms of our contracts to manufacture our products in compliance with the applicable regulatory requirements. The CMO that will manufacture our hormone therapy drug candidates, if approved, has previously been inspected by the FDA and received Form 483 observations with respect to its softgel manufacturing plant that will be used for the manufacture of the commercial supply of TX-001HR and TX-004HR, if approved.  As part of the PAI of our NDA for TX-004HR, the FDA inspected Catalent’s manufacturing facilities that would be used to manufacture the product; we anticipate that as part of the PAI of our NDA for TX-001HR, the FDA may again inspect Catalent’s manufacturing facilities that would be used to manufacture that product. If this inspection results in Form 483 observations, the approval of our NDA could be delayed significantly. The CMO that manufactured the hormone therapy drug candidates used in our recently completed phase 3 clinical trials for TX-001HR and TX-004HR was recently inspected by the FDA, which issued it a Form FDA-483 listing various observations, some of which pertained to the clinical supply of our TX-001HR and TX-004HR drug candidates. The CMO has submitted its written response to the Form 483 observations to the FDA, however, neither we nor the CMO has been informed by the FDA as to whether the CMO’s response addresses and remediates these observations in a manner satisfactory to the FDA. If this CMO is not able to address and remediate the FDA’s observations pertaining to the clinical supply of our TX-001HR and TX-004HR drug candidates in a manner satisfactory to the FDA, it could have a material adverse effect on the FDA’s review of our NDA for TX-004HR or the timing of our anticipated submission of an NDA for TX-001HR.

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

We also do not have long-term contracts for the supply of the API used in our hormone therapy drug candidates.  If any supplier of the API or other products used in our hormone therapy drug candidates experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of an agreement between us, or does not devote sufficient time, energy, and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our hormone therapy drug candidates, which could impair our ability to supply our hormone therapy drug candidates at the levels required for commercialization and prevent or delay their successful commercialization.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMPs regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS program. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws. We would also be required under the Sunshine provision of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act or ACA, to report annually to the Centers for Medicare & Medicaid Services on payments that we make to physicians and teaching hospitals and ownerships interests in the company held by physicians. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Healthcare Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration and to low income patients of certain hospitals, additional laws and requirements apply. Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

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

Development and awareness of our brand will depend largely upon our success in increasing our customer base. The dietary supplement and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our products, including any hormone therapy drug candidates that may be approved, face intense competition, including from major multinational pharmaceutical and dietary supplement companies, established biotechnology companies, specialty pharmaceutical, and generic drug companies. A non-hormonal product, Brisdelle, produced by Noven Pharmaceuticals, was approved by the FDA for treatment of VMS in June 2013. Many of these companies have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly and may be more effective in selling and marketing their products. They also may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we sell or develop obsolete. As a result, our competitors may succeed in commercializing products before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. If we are unable to economically promote or maintain our brand, our business, results of operations and financial condition could be severely harmed. In addition, our efforts to provide an alternative to the non-FDA-approved compound bioidentical market for estradiol and progesterone products sold by compounding pharmacies may not be successful.

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

In March 2010, the Affordable Care Act became law in the United States. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. Among other measures, ACA increased rebates on manufacturers for certain covered drug products reimbursed by state Medicaid programs. While we cannot predict the full effect that the Affordable Care Act will have on federal reimbursement policies in general or on our business specifically, the ACA may result in downward pressure on drug reimbursement, which could negatively affect market acceptance of our products. In addition, we cannot predict whether new proposals will be made or adopted, when they may be adopted, or what impact they may have on us if they are adopted. If the ACA or parts of it are repealed, it is unclear what impact that would have on drug reimbursements or coverage and it is equally unclear what programs, if any, Congress might enact to replace the repealed portions of the ACA.

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

Future legislation or regulations may adversely affect reimbursement from government programs

Legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reductions, triggering the legislation’s automatic reduction of several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act of 2015, signed into law on November 2, 2015, increased the rebates that generic drug manufacturers are obligated to pay under the Medicaid program by applying an inflation-based rebate formula to generic drugs that previously only applied to brand name drugs. If we ever obtain regulatory approval and commercialization of any of our drug candidates, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. On December 13, 2016, President Obama signed into law the 21st Century Cures Act, which, among other things, may increase the types of clinical trial designs that would be acceptable to support an NDA. It is unclear, at this time, how these provisions will be implemented or whether they would have any effect on our company.

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

We sell our prescription prenatal vitamin products to wholesale distributors and retail pharmacy distributors. During the year ended December 31, 2017, four customers each generated more than 10% of our total revenues; revenue generated from these four customers combined accounted for approximately 59% of our total revenue during the year ended December 31, 2017. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

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

Delays in clinical trials are common for many reasons, and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We may experience delays in future clinical trials for our drug candidates. Clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

●	delays in obtaining regulatory approval to commence a trial;

●	imposition of a clinical hold following an inspection of clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	imposition of a clinical hold because of safety or efficacy concerns by the DSMB, FDA, or IRB, or us;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

●	delays in obtaining required IRB approval at each site;

●	delays in identifying, recruiting, and training suitable clinical investigators;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new sites;

●	delays in obtaining sufficient supplies of clinical trial materials, including suitable API; or

●	delays resulting from negative or equivocal findings of DSMB for a trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Any of these delays in completing future clinical trials could increase our costs, slow down our product development and approval process, and jeopardize our ability to commence product sales and generate revenue from our drug candidates subject to the trial.

We may be required to suspend or discontinue clinical trials because of adverse side effects or other safety risks that could preclude approval of our drug candidates.

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

We do not have the resources to independently conduct research and development activities. Therefore, we have relied, and plan to continue to rely, on various third-party CROs to conduct our research and development activities and to recruit patients and monitor and manage data for our on-going clinical programs for our hormone therapy drug candidates, as well as for the execution of clinical studies. Although we control only certain aspects of our CROs’ activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We cannot assure you that the CROs will conduct the research properly or in a timely manner, or that the results will be reproducible. We and our CROs are required to comply with the FDA’s cGCPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable or invalid, and the FDA may require us to perform additional clinical trials before approving our proposed products. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, to evaluate the safety and effectiveness compared to placebo of our hormone therapy drug candidates to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit a sufficient number of patients, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, of approximately $338.6 million. Subject to applicable limitations, these NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce our future federal income taxes otherwise payable.

Section 382 of the Internal Revenue Code of 1986, as amended, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of our common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. federal tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34 percent to 21 percent and imposing new restrictions on the use of NOLs. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. We must assess whether our valuation allowance analyses with respect to our NOLs are affected by various aspects of the Tax Act. Furthermore, the Tax Act limits the NOL carryover deduction in a taxable year to the lesser of the NOL carryforward or 80 percent of the taxpayer’s taxable income (before taking into account any deduction on account of such NOLs), which may restrict our ability to offset future taxable income with NOLs and increase our future federal income taxes otherwise payable.

Since we have recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance or otherwise is also provisional.

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or how judicial authorities apply tax laws.

In connection with the products we sell and intend to sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees (“tax” or “taxes”) to numerous federal, state and local governmental authorities. In addition, we incur and pay state and local taxes and fees on purchases of goods and services used in our business.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of tax laws (including the recently enacted Tax Act) is uncertain and subject to differing interpretations, especially when evaluated against new technologies and services.

In the event that we have incorrectly described, disclosed, calculated, assessed, or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could materially impact our business, results of operations, and financial condition.

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

As of December 31, 2017, we had 173 full time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, sales and marketing, and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our hormone therapy drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

We may not be able to maintain effective and efficient information systems or properly safeguard our information systems.

Our operations are dependent on uninterrupted performance of our information systems. Failure to maintain reliable information systems, disruptions in our existing information systems or the implementation of new systems could cause disruptions in our business operations, including violations of patient privacy and confidentiality requirements and other regulatory requirements, increased administrative expenses and other adverse consequences.

In addition, information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business, or financial information. Despite our layered security controls, experienced computer programmers and hackers may be able to penetrate our information systems and misappropriate or compromise sensitive patient or personnel information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that disable our systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing or other tactics.

A failure in or breach of our information systems as a result of cyber-attacks or other tactics could disrupt our business, result in the release or misuse of protected health information, or PHI, confidential or proprietary business information or financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us or other third-parties could expose such persons’ private information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition, and results of operations.

Our employees and business partners may not appropriately secure and protect confidential information in their possession.

Each of our employees and business partners is responsible for the security of the information in our systems or under our control and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures, including those related to cyber threats or attacks or other tactics, as well as our privacy and security policies and procedures, the improper release of personal information, including PHI, or confidential business or financial information, or misappropriation of assets could result. The release of such information or misappropriation of assets could have a material adverse effect on our business, financial condition, and results of operations.

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

The trading price of our common stock on Nasdaq is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include the following:

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

As of December 31, 2017, our executive officers, directors, holders of 5% or more of our stock, and their affiliates beneficially owned approximately 73% of our common stock on an as converted basis. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Market Information on Common Stock

Since October 9, 2017, our common stock has been listed on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC under the symbol “TXMD.” From April 23, 2013 to October 6, 2017, our common stock was listed on the NYSE American under the symbol “TXMD.” Prior to that time, our common stock was quoted on the OTCQB. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the NYSE American or Nasdaq, as applicable.

	High	Low
2017
Fourth Quarter	$6.97	$4.34
Third Quarter	$7.01	$4.54
Second Quarter	$8.30	$3.50
First Quarter	$7.32	$5.38

2016
Fourth Quarter	$7.48	$4.39
Third Quarter	$8.72	$6.18
Second Quarter	$9.29	$6.20
First Quarter	$10.17	$5.69

On February 20, 2018, there were approximately 208 record holders and as of February 9, 2018, there were approximately 20,119 beneficial owners of our common stock.

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

Performance Graph

The following line graph compares cumulative total shareholder return for the five years ended December 31, 2017 for (i) our common stock; (ii) Nasdaq Pharmaceutical Index; and (iii) Nasdaq Stock Market (U.S. companies). The graph assumes $100 invested on December 31, 2012 and includes reinvestment of dividends. Measurement points are at the last trading day of the fiscal years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following line graph compares cumulative total shareholder return for the period beginning when our common stock became listed on the NYSE American exchange (April 23, 2013) and ended December 31, 2017 for (i) our common stock; (ii) Nasdaq Pharmaceutical Index; and (iii) Nasdaq Stock Market (U.S. companies). The graph assumes $100 invested on April 23, 2013 and includes reinvestment of dividends. Measurement points are April 23, 2013 and the last trading day of the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013 and each of the following quarters ended therein beginning with the quarter ended June 30, 2013. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graphs will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in this Annual Report. The consolidated statements of operations for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014, and 2013, are derived from our audited consolidated financial statements not included in this Annual Report.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013

Consolidated Statements of Operations Data:
Revenue, net	$16,778	$19,356	$20,143	$15,026	$8,776
Cost of goods sold	2,637	4,185	4,506	3,672	1,960
Gross profit	14,141	15,171	15,637	11,354	6,816
Operating expenses:
Sales, general, and administration	57,703	51,348	28,721	22,124	19,015
Research and development	33,853	53,943	72,043	43,219	13,551
Depreciation and amortization	213	133	63	52	58
Total operating expense	91,769	105,424	100,827	65,395	32,624
Operating loss	(77,628)	(90,253)	(85,190)	(54,041)	(25,808)
Other income (expense), net	703	378	113	(176)	(2,611)
Net loss	$(76,925)	$(89,875)	$(85,077)	$(54,217)	$(28,419)
Net loss per share, basic and diluted	$(0.37)	$(0.46)	$(0.49)	$(0.36)	$(0.22)
Weighted average number of common shares outstanding, basic and diluted	205,523	196,088	173,174	149,727	127,570

Consolidated Balance Sheet Data (at end of period)
Total assets	$143,230	$142,472	$73,729	$59,079	$62,016
Total liabilities	$13,321	$14,983	$10,666	$10,690	$7,318
Total stockholders’ equity	$129,909	$127,489	$63,063	$48,389	$54,698
Other Data:
Capital expenditures (for the period)	$827	$1,241	$584	$617	$480
Working capital (at the end of period)	$126,233	$124,428	$60,014	$45,545	$52,085

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” and our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Statement Regarding Forward-Looking Information.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under “Risk Factors” elsewhere in this Annual Report.

Company Overview

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of our advanced hormone therapy pharmaceutical products. Our drug candidates that have completed clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. With our SYMBODA™ technology, we are developing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins.

Research and Development – Overview

We have submitted two new drug applications, or NDAs, with the U.S. Food and Drug Administration, or FDA, for our hormone therapy drug candidates. In December 2017, we submitted the NDA for TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of vasomotor symptoms, or VMS, due to menopause in menopausal women with an intact uterus. In November 2017, we re-submitted our NDA for TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in menopausal women with vaginal linings that do not receive enough estrogen. The NDA for our TX-004HR drug candidate has a Prescription Drug User Fee Act, or PDUFA, target action date for the completion of the FDA’s review of May 29, 2018, and if approved on that date, the drug candidate could be launched as early as the third quarter of 2018. If the NDA for our TX-001HR drug candidate is accepted by the FDA, it could be approved as soon as the fourth quarter of 2018 and launched in 2019.

TX-001HR

TX-001HR is our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate for the treatment of moderate to severe VMS due to menopause, including hot flashes, night sweats and sleep disturbances in menopausal women with an intact uterus. The hormone therapy drug candidate is bioidentical to, or having the same chemical and molecular structure as, the hormones that naturally occur in a woman’s body, namely estradiol and progesterone, and is being studied as a continuous-combined regimen, in which the combination of estrogen and progesterone are taken together in one product daily. If approved by the FDA, we believe this would represent the first time a combination product of estradiol and progesterone bioidentical to the estradiol and progesterone produced by the ovaries would be approved for use in a single combined product.

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

On September 5, 2013, we began enrollment in the REPLENISH Trial, a multicenter, double-blind, placebo-controlled, phase 3 clinical trial of TX-001HR in menopausal women with an intact uterus. The trial was designed to evaluate the efficacy of TX-001HR for the treatment of moderate to severe VMS due to menopause and the endometrial safety of TX-001HR. Patients were assigned to one of five arms, four active and one placebo, and received study medication for 12 months. The primary endpoint for the reduction of endometrial hyperplasia was an incidence of endometrial hyperplasia of less than 1% at 12 months, as determined by endometrial biopsy. The primary endpoint for the treatment of moderate to severe VMS was the mean change of frequency and severity of moderate to severe VMS at weeks four and 12 compared to placebo, as measured by the number and severity of hot flashes. Only subjects experiencing a minimum daily frequency of seven moderate to severe hot flashes at screening were included in the VMS analysis, while all subjects were included in the endometrial hyperplasia analysis. The secondary endpoints included reduction in sleep disturbances and improvement in quality of life measures, night sweats and vaginal dryness, measured at 12 weeks, six months and 12 months. The trial evaluated 1,835 patients between 40 and 65 years old at 111 sites. On December 5, 2016, we announced positive topline data for the REPLENISH Trial.

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

MITT = Modified intent to treat

ŦPer FDA, consensus hyperplasia refers to the concurrence of two of the three pathologists be accepted as the final diagnosis

We submitted the NDA for TX-001HR with the FDA on December 28, 2017. Assuming that the NDA is accepted 74 days thereafter and an FDA review period of ten months from the receipt date to the PDUFA target action date for a non-new molecular entity, the NDA for TX-001HR could be approved by the FDA as soon as the fourth quarter of 2018.

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bioidentical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board, or IRB, approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we suspended enrollment and in October 2014 we stopped the SPRY Trial in order to update the phase 3 protocol based on discussions with the FDA. Our IND related to TX-002HR is currently in inactive status. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it. We have currently suspended further development of this drug candidate to prioritize our leading drug candidates.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is bioidentical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. Our IND related to TX-003HR is currently inactive.

TX-004HR

TX-004HR is our applicator free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia, a symptom of VVA in menopausal women with vaginal linings that do not receive enough estrogen. We believe that our drug candidate will be at least as effective as the traditional treatments for VVA because of an early onset of action with less systemic exposure, and it will have an added advantage of being a more simple, easier to use dosage form versus traditional VVA treatments. We initiated the REJOICE Trial, a randomized, multicenter, double-blind, placebo-controlled phase 3 clinical trial during the third quarter of 2014 to assess the safety and efficacy of three doses – 25 mcg, 10 mcg and 4 mcg (compared to placebo) – of TX-004HR for the treatment of moderate to severe dyspareunia, or painful intercourse, as a symptom of VVA due to menopause.

On November 10, 2015, the FDA held a scientific workshop on labeling “lower” dose estrogen-alone products for symptoms of VVA to provide an opportunity for the FDA to obtain input from experts on several topics related to the product label of lower dose estrogen-alone products approved solely for the treatment of moderate to severe symptoms of VVA due to menopause. According to the FDA, lower-dose estrogen products means products that contain less than the 0.625 mg of conjugated estrogens used in the WHI study and estradiol products containing 0.0375 mg and below. Discussion topics at the workshop included the relevance of the boxed warnings based on data from the WHI to the lower dose estrogen-alone products; certain members in the scientific/medical community have questioned whether the boxed warnings section in the labeling, which is currently required to be included on all estrogen products, is applicable in whole or in part to these lower-dose estrogen products. The boxed warnings include: (1) an increased risk of endometrial cancer in women with a uterus who uses unopposed estrogens, (2) estrogen therapy with or without progestins should not be used for the prevention of cardiovascular disease or dementia, (3) an increased risk of stroke and deep vein thrombosis (DVT) in women treated with estrogen-alone, (4) an increased risk of probable dementia in post-menopausal women 65 years of age and older treated with estrogen-alone, (5) an increased risk of invasive breast cancer in women treated with estrogen plus progestin, and (6) to use the lowest effective dose for the shortest duration. It is unknown at this time what, if any, changes the FDA may propose with respect to the boxed warnings on lower dose estrogen-alone products for symptoms of VVA or whether such label changes would be applicable to TX-004HR, if approved.

On December 7, 2015, we announced positive top-line results from the REJOICE Trial. The pre-specified four co-primary efficacy endpoints were the changes from baseline to week 12 versus placebo in the percentage of vaginal superficial cells, percentage of vaginal parabasal cells, vaginal pH and severity of participants’ self-reported moderate to severe dyspareunia as the most bothersome symptom of VVA. The trial enrolled 764 menopausal women (40 to 75 years old) experiencing moderate to severe dyspareunia at approximately 89 sites across the United States and Canada. Trial participants were randomized to receive either TX-004HR at 25 mcg (n=190), 10 mcg (n=191), or 4 mcg (n=191) doses or placebo (n=192) for a total of 12 weeks, all administered once daily for two weeks and then twice weekly (approximately three to four days apart) for ten weeks.

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

On May 5, 2017, we received a CRL from the FDA regarding the NDA for TX-004HR. In the CRL, the only approvability concern raised by the FDA was the lack of long-term safety data for TX-004HR beyond the 12 weeks studied in the phase 3 REJOICE Trial. The CRL did not identify any issues related to the efficacy of TX-004HR and did not identify any approvability issues related to chemistry, manufacturing and controls.

On June 14, 2017, we participated in a Type A Post-Action Meeting with the Division of Bone, Reproductive, and Urologic Products (DBRUP) of the FDA to discuss the CRL. At the meeting, we presented information that we believed could address concerns raised by the FDA in the CRL. On July 5, 2017, we received the official minutes of the meeting from the FDA, which provided the FDA’s response to the information presented at the Type A meeting. Per the FDA’s request, we formally submitted the information presented at the Type A meeting for consideration related to the NDA for TX-004HR.

On August 3, 2017, we received a formal General Advice Letter from the FDA stating that an initial review of this information has been completed and requesting that we submit the additional endometrial safety information to the NDA for TX-004HR on or before September 18, 2017. On September 14, 2017, we submitted the additional endometrial safety information that was requested by the FDA in the General Advice Letter to the NDA for TX-004HR. The submission included a comprehensive, systematic review of the medical literature on the use of vaginal estrogen products and the risk of endometrial hyperplasia or cancer, including the safety data from the recently published Women’s Health Initiative Observational Study, or WHI Study, of vaginal estrogen use in post-menopausal women and information on the relevance of the first uterine pass effect for low-dose vaginal estrogen products. The WHI Study demonstrated no significant difference in the risk of invasive breast cancer, stroke, colorectal cancer, endometrial cancer and venous thromboembolism in vaginal estrogen users versus non-users. The WHI Study also shows that, among women with an intact uterus, there was a decreased risk of cardiovascular disease, hip fracture and all-cause mortality in vaginal estrogen users versus non-users. The WHI Study evaluated over 4,000 women who used vaginal estrogens for a median duration of two to three years.

On November 3, 2017, we participated in an in-person meeting with DBRUP. At the meeting, DBRUP agreed to the resubmission of the NDA for the 4 mcg and 10 mcg doses of TX-004HR without the need for an additional pre-approval study.

On November 29, 2017, we resubmitted the NDA for the 4 mcg and 10 mcg doses of TX-004HR with the FDA. We have committed to conduct a post-approval observational study. The FDA has acknowledged that the resubmission is a complete, class 2 response to the CRL received on May 5, 2017 for TX-004HR. The PDUFA target action date for the completion of the FDA’s review is May 29, 2018. If approved, the 4 mcg formulation of TX-004HR would represent a lower effective dose than the currently available VVA therapies approved by the FDA.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug products. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. “Other research and development” costs in the table below consist of products costs incurred prior to IND approval from the FDA as well as other clinical and regulatory consulting costs. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and acquiring clinical trial materials; and costs associated with other research activities and regulatory approvals.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $0, $228,933 and $1,138,073, at December 31, 2017, 2016 and December 31, 2015, respectively.

The following table indicates our research and development expense by project for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(000s)
TX-001HR	$19,381	$31,857	$33,227
TX-002HR	—	—	23
TX-004HR	8,043	9,248	19,574
Other research and development	6,429	12,838	19,219
Total research and development	$33,853	$53,943	$72,043

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

During the year ended December 31, 2017 and since the project’s inception in February 2013, we have incurred approximately $19,381,000 and $115,397,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the year ended December 31, 2017 and since the project’s inception in April 2013, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2017 and since the project’s inception in August 2014, we have incurred approximately $8,043,000 and $40,849,000, respectively, in research and development costs with respect to TX-004HR, our vaginal estradiol softgel drug candidate.

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

Results of Operations

Comparison of Years Ended December 31, 2017, 2016, and 2015:

Year ended December 31, 2017 compared with year ended December 31, 2016

	Years Ended December 31,
	2017	2016	Change
	(000s)
Revenue	$16,778	$19,356	$(2,578)
Cost of goods sold	2,637	4,185	(1,548)
Operating expenses	91,769	105,424	(13,655)
Operating loss	(77,628)	(90,253)	12,625
Other income	703	378	325
Net loss	$(76,925)	$(89,875)	$12,950

Revenue

Revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. Revenue for the year ended December 31, 2017 decreased by approximately $2,578,000, or 13%, to approximately $16,778,000, compared with approximately $19,356,000 for the year ended December 31, 2016. This decrease was attributable to a decrease in the average net revenue per unit of our products, primarily related to higher coupons in 2017 due to implementation of a new point of sale coupon system, partially offset by a slight increase in the number of units sold.

Cost of Goods Sold

Cost of goods sold decreased by approximately $1,548,000, or 37%, to approximately $2,637,000 for the year ended December 31, 2017, compared with approximately $4,185,000 for the year ended December 31, 2016 primarily related to lower distribution costs. Our gross margins was 84% for the year ended December 31, 2017 as compared to 78% for the year ended December 31, 2016. The increase in gross margin percentage was primarily attributable to the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors which, among other things, lowered the cost to package, prepare and deliver our products to customers.

Operating Expenses

Our principal operating costs included the following items as a percentage of total operating expenses.

	Years Ended December 31,
	2017	2016
Human resource related costs	27%	23%
Sales and marketing costs, excluding human resource costs	22%	12%
Product research and development costs	37%	51%
Professional fees and consulting costs	6%	5%
Other operating expenses	8%	9%

Operating expenses decreased by approximately $13,655,000, or 13%, to approximately $91,769,000 for the year ended December 31, 2017, compared with approximately $105,424,000 for the year ended December 31, 2016, as a result of the following items:

	Years Ended December 31,
	2017	2016	Change
	(000s)
Research and development costs	$33,853	$53,943	$(20,090)
Human resource related costs	24,720	24,599	121
Sales and marketing, excluding human resource costs	19,614	12,753	6,861
Professional and consulting costs	5,859	5,301	558
Other operating expenses	7,723	8,828	(1,105)
Total operating expenses	$91,769	$105,424	$(13,655)

Research and development costs for the year ended December 31, 2017 decreased by approximately $20,090,000, or 37%, to approximately $33,853,000, primarily as a result of a decrease in costs related to our phase 3 clinical trials of TX-001HR and TX-004HR, partially offset by scale-up and manufacturing activities for our phase 3 clinical trials of TX-001HR and TX-004HR and costs related to regulatory submission related to TX-001HR. Research and development costs in 2017 included approximately a $2,400,000 in NDA submission fees related to TX-001HR and a write-off of approximately $1,000,000 of prepaid manufacturing costs. Research and developments costs during the year ended December 31, 2017 included the following research and development projects:

During the year ended December 31, 2017 and since the project’s inception in February 2013, we have incurred approximately $19,381,000 and $115,397,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the year ended December 31, 2017 and since the project’s inception in April 2013, we have incurred approximately $0 and 2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2017 and since the project’s inception in August 2014, we have incurred approximately $8,043,000 and $40,849,000, respectively, in research and development costs with respect to TX-004HR, our vaginal estradiol softgel drug candidate.

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

Human resource related costs, including salaries and benefits, increased by approximately $121,000, or 0.5%, to approximately $24,720,000 for the year ended December 31, 2017, compared with approximately $24,599,000 for the year ended December 31, 2016, primarily as a result of an increase of approximately $5,750,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates, partially offset by a decrease in non-cash compensation expense included in this category of approximately $5,629,000 related to employee stock option amortization during 2017 as compared to 2016.

Sales and marketing costs increased by approximately $6,861,000, or 54%, to approximately $19,614,000 for the year ended December 31, 2017, compared with approximately $12,753,000 for the year ended December 31, 2016, primarily as a result of increased expenses in the first half of 2017 associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates, which were curtailed in the third quarter of 2017 due to the status of the NDA for TX-004HR, higher costs related to outsourced sales personnel and their related expenses which started in the fourth quarter of 2016, together with an increase in employee incentives.

Professional and consulting costs increased by approximately $558,000, or 11%, for the year ended December 31, 2017, to approximately $5,859,000 compared with approximately $5,301,000 for the year December 31, 2016, primarily as a result of result of increased legal and other professional expenses, partially offset by a decrease in consulting and accounting expenses.

All other costs decreased by approximately $1,105,000, or 13%, to approximately $7,723,000 for the year ended December 31, 2017, compared with approximately $8,828,000 for the year ended December 31, 2016, primarily as a result of a decrease in write-off of accounts receivable balances of approximately $2,200,000, which occurred in 2016, partially offset by an increase in rent, information technology, insurance, and other office expenses in 2017.

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $12,625,000, or 14%, to approximately $77,628,000 for the year ended December 31, 2017, compared with approximately $90,253,000 for the year ended December 31, 2016, primarily as a result of decreased research and development expenses, non-cash compensation expense and other expenses, partially offset by increased sales and marketing expenses associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates and higher personnel costs.

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

Other Income

Other non-operating income increased by approximately $325,000, or 86%, to approximately $703,000 for the year ended December 31, 2017 compared with approximately $378,000 for the comparable period in 2016, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss decreased approximately $12,950,000, or 14%, to approximately $76,925,000 for the year ended December 31, 2017, compared with approximately $89,875,000 for the year ended December 31, 2016. Net loss per share of common stock, basic and diluted, was ($0.37) for the year ended December 31, 2017, compared with ($0.46) per share of common stock for the year ended December 31, 2016.

Year ended December 31, 2016 compared with year ended December 31, 2015

	Years Ended December 31,
	2016	2015	Change
	(000s)
Revenue	$19,356	$20,143	$(787)
Cost of goods sold	4,185	4,506	(321)
Operating expenses	105,424	100,827	4,597
Operating loss	(90,253)	(85,190)	(5,063)
Other income	378	113	265
Net loss	$(89,875)	$(85,077)	$(4,798)

Revenue

Revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. Revenue for the year ended December 31, 2016 decreased by approximately $787,000, or 4%, to approximately $19,356,000, compared with approximately $20,143,000 for the year ended December 31, 2015. This decrease was primarily attributable to a decrease in the average net revenue per unit of our products primarily related to higher estimates related to discounts and returns in 2016, and the reversal of the deferred revenue balance in the first quarter of 2015 related to products sold through wholesale distributors until the right of return no longer existed, partially offset by an increase in the number of units sold.

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

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities. For the three-year period ending December 31, 2017, we received approximately $294,811,000 in net proceeds from the issuance of shares of our common stock. As of December 31, 2017, we had a cash balance of approximately $127,136,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

On September 25, 2017, we entered into an underwriting agreement with J.P. Morgan Securities LLC relating to an underwritten public offering of 12,400,000 shares of our common stock at a price of $5.55 per share. The net proceeds to us from the offering were approximately $68,573,000, after deducting estimated offering expenses payable by us. The offering closed on September 28, 2017 and we issued 12,400,000 shares of our common stock. We intend to use a majority of the net proceeds from this offering to fund pre-commercialization and commercialization activities for our TX-004HR and TX-001HR drug candidates. We currently intend to fund the next phase of our pre-commercialization and commercialization expenses for our TX-004HR and TX-001HR drug candidates through debt financing and are currently engaged in discussions to secure debt financing commitments. If we are successful in obtaining these commitments, we currently anticipate we would begin to draw on them following approval of either TX-004HR or TX-001HR.

For the fiscal year ended December 31, 2017, our days sales outstanding, or DSO, was 97 days compared to 92 days for the year ended December 31, 2016. The increase in our DSO as of December 31, 2017 was partially related to implementation of a new point of sale coupon system which lowered our revenues, as well as to the timing of payments received from our customers subsequent to December 31, 2017. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, as compared to the terms previously provided to our retail pharmacy distributors, changes in the healthcare industry and specific terms that may be extended in connection with the launch of our hormone therapy drug candidates, if approved.

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

We need substantial amounts of cash to complete the clinical development of and commercialize of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2017	2016	2015

Net cash flows used in operating activities	$(76,155,614)	$(69,142,333)	$(79,044,199)
Net cash flows used in investing activities	$(827,108)	$(1,255,456)	$(584,361)
Net cash flows provided by financing activities	$72,584,249	$137,225,535	$92,973,228

Operating Activities

The principal use of cash in operating activities for the year ended December 31, 2017 was to fund our current expenses primarily related to supporting clinical development, scale-up and manufacturing activities and future commercial activities, adjusted for non-cash items. The increase of approximately $7,013,000 in cash used in operating activities for the year ended December 31, 2017 in comparison to the year ended December 31, 2016 was primarily due to changes in the components of working capital and lower non-cash compensation expense, as well as a decrease in net loss.

The decrease of approximately $9,902,000 in cash used in operating activities for the year ended December 31, 2016 in comparison to the year ended December 31, 2015 was due primarily to an increase in our net loss adjusted for non-cash compensation expense and changes in the components of working capital.

Investing Activities

The decrease of approximately $428,000 in cash used in investing activities for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily due to a decrease in patent costs and costs relating to the purchase of fixed assets.

The increase of approximately $671,000 in cash used in investing activities for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily due to an increase in patent costs and the increase in costs relating to the purchase of fixed assets.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the year ended December 31, 2017 provided net cash of approximately $72,584,000. The cash provided by financing activities during the year ended December 31, 2017 included approximately $68,573,000 in proceeds from sale of our common stock and approximately $4,011,000 in proceeds from the exercise of options and warrants.

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

On January 6, 2016, we entered into an underwriting agreement with Goldman, Sachs & Co. and Cowen and Company, LLC, as the representatives of the several underwriters, or Underwriters, relating to an underwritten public offering of 15,151,515 shares of our common stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of common stock, which option was exercised in full. The net proceeds to us from the offering were approximately $134,864,000, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on January 12, 2016 and we issued 17,424,242 shares of our common stock.

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

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. We consider an accounting estimate to be critical if:

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

Prescription Products

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors. We recognize revenue from prescription product sales, net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns.

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

Research and Development Expenses. Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities are capitalized, and were $0 and $228,933 at December 31, 2017 and 2016, respectively, all of which was included in other current assets on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses include professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

Share-Based Compensation. We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements may include options, restricted stock, restricted stock units, performance-based awards, and share appreciation rights. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Prior to January 1, 2017, the expected volatility of share options was estimated based on a historical volatility analysis of peer entities whose stock prices were publicly available that were similar to our company with respect to industry, stage of life cycle, market capitalization, and financial leverage. On January 1, 2017, we began using our own stock price in our volatility calculation along with two other peer entities whose stock prices were publicly available that were similar to our company. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected term of the awards. The average expected life of warrants is based on the contractual terms of the awards. The average expected life of options is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Income Taxes. We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

In accordance with ASC 740, Income Taxes, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. We measure recognized uncertain income tax positions using the largest amount that has a likelihood of being realized that is greater than 50%. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2017 and 2016, we had no tax positions relating to open tax returns that were considered to be uncertain. Our tax returns are subject to review by the Internal Revenue Service three years after they are filed. Currently, years filed after 2013 are subject to review.

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

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. federal tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets and deferred tax liabilities of approximately $49,500,000 and approximately $2,800,000, respectively, with a corresponding net adjustment to the valuation allowance of approximately $46,700,000 for the year ended December 31, 2017. The Tax Act modifies Section 162(m) of the Internal Revenue Code of 1986, as amended, or the IRC, by (1) expanding which employees are considered covered employees by including the chief financial officer, (2) providing that if an individual is a covered employee for a taxable year beginning after December 31, 2016, the individual remains a covered employee for all future years, and (3) removing the exceptions for compensation stemming from contracts entered into on or before November 2, 2017, unless such contracts were materially modified on or after the date. Compensation agreements entered into and share-based payment awards granted after this date will be subject to the revised terms of IRC Section 162(m). In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting for share-based compensation arrangements under the Tax Act to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We must assess whether our valuation allowance analyses are affected by various aspects of the Tax Act. Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.

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

New Accounting Pronouncements . In May 2017, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, 2017-09 that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. This guidance does not change the accounting for modifications. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in an interim period. We adopted this guidance and it did not have an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We adopted this guidance and it did not have an impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have reviewed customer contracts and applied the five-step model of the new standard to our contracts as well as compared the results to our current accounting practices. We are currently in the process of drafting disclosures required by the new standard. At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on our financial statements but will potentially expand our disclosures related to contracts with customers.

Off-Balance Sheet Arrangements

As of December 31, 2017, 2016, and 2015, we had no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our drug candidates, use of such drug candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2017, 2016, and 2015.

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

Effects of Inflation

For each of the fiscal years ended December 31, 2017, 2016, and 2015, our business and operations have not been materially affected by inflation.

Contractual Obligations

A summary of contractual obligations as of December 31, 2017 is as follows:

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating Lease Obligations	$4,101,506	$951,194	$2,207,185	$943,127

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

We had a cash balance of approximately $127,136,000 as of December 31, 2017 . We hold certain portions of our cash balances in overnight money market placements all of which are fully available to us to support our cash flow requirements. The primary objective of our investment policy is to preserve principal and maintain proper liquidity to meet operating needs . Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment . Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates . To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates . Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2017, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TherapeuticsMD, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of TherapeuticsMD, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

 /s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

 February 23, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statements to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statements Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(5)
3.2	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(5)
3.3	n/a	Composite Amended and Restated Articles of Incorporation of the Company, as amended(6)
3.4	n/a	Bylaws of AMHN, Inc.(7)
3.5	December 17, 2015	First Amendment to Bylaws of the Company(8)
4.1	n/a	Form of Certificate of Common Stock(9)
10.1	n/a	Form of Common Stock Purchase Warrant (10)
10.2*	n/a	Form of Non-Qualified Stock Option Agreement (10)
10.3*	n/a	Amended and Restated 2012 Stock Incentive Plan(11)
10.4*	n/a	2009 Long Term Incentive Compensation Plan, as amended(12)
10.5	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc.(13)
10.6	February 24, 2012	Form of Common Stock Purchase Warrant(14)
10.7	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc.(15)
10.8	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc.(16)
10.9	September 26, 2012	Form of Securities Purchase Agreement (17)
10.10*	November 8, 2012	Form of Employment Agreement(18)
10.11	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC(19)
10.12	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc. (20)
10.13*	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio(22)
10.14	May 16, 2013	Lease between the Company and 6800 Broken Sound LLC(23)
10.15	February 18, 2015	First Amendment to Lease between the Company and 6800 Broken Sound, LLC(24)
10.16	April 26, 2016	Second Amendment to Lease between the Company and 6800 Broken Sound, LLC(25)
10.17	October 4, 2016	Third Amendment to Lease between the Company and 6800 Broken Sound, LLC(26)
10.18*	December 17, 2015	Employment Agreement between the Company and Brian Bernick(8)
10.19*	December 17, 2015	Employment Agreement between the Company and Michael Donegan(8)
10.20*	December 17, 2015	Employment Agreement between the Company and Mitchel Krassan(8)
21.1†	February 23, 2018	Subsidiaries of the Company
23.1†	February 23, 2018	Consent of Grant Thornton, LLP

Exhibit	Date	Description
31.1†	February 23, 2018	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2†	February 23, 2018	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1†	February 23, 2018	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	February 23, 2018	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	n/a	XBRL Instance Document
101.SCH†	n/a	XBRL Taxonomy Extension Schema Document
101.CAL†	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB†	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE†	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

*	Indicates a contract with management or compensatory plan or arrangement.
†	Filed herewith.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(5)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(6)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2015 filed with the Commission on August 7, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(9)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(11)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(12)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).
(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(14)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(15)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(16)	Filed as an exhibit to Form 10-K for the year ended December 31, 2015, filed with the Commission on February 26, 2016 and incorporated herein by reference (SEC File No. 001-00100).
(17)	Filed as an exhibit to Form 8-K filed with the Commission on October 2, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(18)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(19)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).
(20)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(21)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2013 filed with the Commission on August 7, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(22)	Filed as an exhibit to Form 10-K for the year ended December 31, 2014 filed with the Commission on March 12, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(23)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2016 filed with the Commission on May 5, 2016 and incorporated herein by reference (SEC File No. 001-00100).
(24)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2016 filed with the Commission on November 5, 2016 and incorporated herein by reference (SEC File No. 001-00100).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2018	THERAPEUTICSMD, INC.

/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Robert G. Finizio	Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2018
Robert G. Finizio

/s/ John C.K. Milligan, IV	President, Secretary, Director	February 23, 2018
John C.K. Milligan, IV

/s/ Daniel A. Cartwright	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	February 23, 2018
Daniel A. Cartwright

/s/ Tommy G. Thompson	Chairman	February 23, 2018
Tommy G. Thompson

/s/ Brian Bernick	Director	February 23, 2018
Brian Bernick

/s/ J. Martin Carroll	Director	February 23, 2018
J. Martin Carroll

/s/ Cooper C. Collins	Director	February 23, 2018
Cooper C. Collins

/s/ Robert V. LaPenta, Jr.	Director	February 23, 2018
Robert V. LaPenta, Jr

/s/ Jules Musing	Director	February 23, 2018
Jules Musing

/s/ Angus C. Russell	Director	February 23, 2018
Angus C. Russell

/s/ Nicholas Segal	Director	February 23, 2018
Nicholas Segal

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

TherapeuticsMD, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of TherapeuticsMD, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida

February 23, 2018

F- 2

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$127,135,628	$131,534,101
Accounts receivable, net of allowance for doubtful accounts of $380,580 and $376,374, respectively	4,328,802	4,500,699
Inventory	1,485,358	1,076,321
Other current assets	6,604,284	2,299,052
Total current assets	139,554,072	139,410,173

Fixed assets, net	437,055	516,839

Other Assets:
Intangible assets, net	3,099,747	2,405,972
Security deposit	139,036	139,036
Total other assets	3,238,783	2,545,008
Total assets	$143,229,910	$142,472,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,097,600	$7,358,514
Other current liabilities	9,223,595	7,624,085
Total current liabilities	13,321,195	14,982,599

Commitments and Contingencies - See Note 12

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized: 216,429,642 and 196,688,222 issued and outstanding, respectively	216,430	196,688
Additional paid-in capital	516,351,405	436,995,052
Accumulated deficit	(386,659,120)	(309,702,319)
Total stockholders’ equity	129,908,715	127,489,421
Total liabilities and stockholders’ equity	$143,229,910	$142,472,020

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 3

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015

Revenues, net	$16,777,713	$19,356,450	$20,142,898

Cost of goods sold	2,636,943	4,185,708	4,506,673

Gross profit	14,140,770	15,170,742	15,636,225

Operating expenses:
Sales, general, and administrative	57,703,370	51,348,414	28,721,236
Research and development	33,852,993	53,943,477	72,042,774
Depreciation and amortization	213,117	132,451	62,400
Total operating expenses	91,769,480	105,424,342	100,826,410

Operating loss	(77,628,710)	(90,253,600)	(85,190,185)

Other income
Miscellaneous income	695,631	367,317	95,719
Accreted interest	7,699	10,824	17,442
Total other income	703,330	378,141	113,161

Loss before income taxes	(76,925,380)	(89,875,459)	(85,077,024)

Provision for income taxes	—	—	—

Net loss	$(76,925,380)	$(89,875,459)	$(85,077,024)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.37)	$(0.46)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	205,523,288	196,088,196	173,174,229

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 4

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2015	156,097,019	$156,097	$182,982,846	$(134,749,836)	$48,389,107

Shares issued in offerings, net of cost	20,040,359	20,040	91,354,609	—	91,374,649
Shares issued for exercise of options, net	612,981	613	1,231,966	—	1,232,579
Shares issued for exercise of warrants, net	1,177,682	1,178	364,822	—	366,000
Share-based compensation	—	—	6,777,835	—	6,777,835
Net loss	—	—	—	(85,077,024)	(85,077,024)
Balance, December 31, 2015	177,928,041	177,928	282,712,078	(219,826,860)	63,063,146

Shares issued in offerings, net of cost	17,424,242	17,424	134,846,051	—	134,863,475
Shares issued for exercise of warrants, net	722,744	723	1,372,277	—	1,373,000
Shares issued for exercise of options, net	613,195	613	988,447	—	989,060
Share-based compensation	—	—	17,076,199	—	17,076,199
Net loss	—	—	—	(89,875,459)	(89,875,459)
Balance, December 31, 2016	196,688,222	196,688	436,995,052	(309,702,319)	127,489,421

Shares issued in offerings, net of cost	12,400,000	12,400	68,560,235	—	68,572,635
Shares issued for exercise of warrants, net	7,238,874	7,239	3,791,760	—	3,798,999
Shares issued for exercise of options, net	102,546	103	212,512	—	212,615
Share-based compensation	—	—	6,760,425	—	6,760,425
Adoption of ASU 2016-09	—	—	31,421	(31,421)	—
Net loss	—	—	—	(76,925,380)	(76,925,380)

Balance, December 31, 2017	216,429,642	$216,430	$516,351,405	$(386,659,120)	$129,908,715

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 5

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,925,380)	$(89,875,459)	$(85,077,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141,601	77,906	29,959
Amortization of intangible assets	71,516	54,545	32,441
Provision for doubtful accounts	4,206	2,524,909	22,157
Share-based compensation	6,889,323	17,411,021	7,189,699
Changes in operating assets and liabilities:
Accounts receivable	167,691	(3,975,893)	(917,656)
Inventory	(409,037)	(386,168)	491,960
Other current assets	(4,434,130)	709,907	(773,532)
Other assets	—	—	(17,442)
Accounts payable	(3,260,914)	4,232,340	(3,200,955)
Deferred revenue	—	—	(522,613)
Other current liabilities	1,599,510	84,559	3,698,887

Net cash used in operating activities	(76,155,614)	(69,142,333)	(79,044,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(765,291)	(845,266)	(419,104)
Purchase of fixed assets	(61,817)	(396,154)	(165,257)
Payment of security deposit	—	(14,036)	—

Net cash used in investing activities	(827,108)	(1,255,456)	(584,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	68,572,635	134,863,475	91,374,649
Proceeds from exercise of options	212,615	989,060	1,232,579
Proceeds from exercise of warrants	3,798,999	1,373,000	366,000

Net cash provided by financing activities	72,584,249	137,225,535	92,973,228

(Decrease) increase in cash	(4,398,473)	66,827,746	13,344,748
Cash, beginning of period	131,534,101	64,706,355	51,361,607
Cash, end of period	$127,135,628	$131,534,101	$64,706,355

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 6

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

Nature of Business

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of our advanced hormone therapy pharmaceutical products. Our drug candidates that have completed clinical trials are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. We are developing these hormone therapy drug candidates, which contain estradiol and progesterone alone or in combination, with the aim of demonstrating clinical efficacy at lower doses, thereby enabling an enhanced side effect profile compared with competing products. With our SYMBODA™ technology, we are developing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins, as well as over-the-counter, or OTC, iron supplements, which we ceased manufacturing in October 2017.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and credit card charge-backs and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We consider trade accounts receivable past due for more than 90 days to be delinquent. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts, adjustments to these reserves may be required. At December 31, 2017, four different customers represented 27%, 23%, 22% and 11%, respectively, of our gross accounts receivable. At December 31, 2016, two different customers represented 28% and 20%, respectively, of our gross accounts receivable.

During the third quarter of 2016, we wrote-off accounts receivable balances of approximately $2,200,000 related to two retail pharmacy distributors. Both pharmacies are relatively small owner-managed pharmacies and share a similar amount of collection risk. Among the factors that contributed to our decision to write-off these balances were our inability to collect the outstanding balances and the lack of a continuing communication and business relationship with these parties following the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, effective September 1, 2016.

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

F- 7

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

Intangible Assets

We have adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other, or ASC 350. Capitalized patent costs, net of accumulated amortization, include outside legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write-off any capitalized patent costs at that time. As of December 31, 2017, we had 18 issued patents (See Note 6). We capitalize external costs, consisting primarily of legal costs, related to securing our trademarks. Trademarks are perpetual and are not amortized. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including, if applicable, the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of long-lived assets to be held and used during the years ended December 31, 2017, 2016, and 2015.

F- 8

We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value. The impairment test for assets with indefinite lives consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment of indefinite lived intangible assets during the years ended December 31, 2017, 2016, and 2015.

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

At December 31, 2017 and 2016, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with any required impairment test. There was no impairment of intangible assets during the years ended December 31, 2017, 2016, and 2015.

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

We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2017 and 2016, we had no tax positions relating to open tax returns that were considered to be uncertain.

Our tax returns are subject to review by the Internal Revenue Service three years after they are filed. Currently, years filed after 2013 are subject to review.

F- 9

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Prior to January 1, 2017, the expected volatility of share options was estimated based on a historical volatility analysis of peer entities whose stock prices were publicly available that were similar to the Company with respect to industry, stage of life cycle, market capitalization, and financial leverage. On January 1, 2017, we began using our own stock price in our volatility calculation along with the other peer entities whose stock prices were publicly available that were similar to our company. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected term of the awards. The average expected life is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including forfeiture rates, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Our OTC and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. The primary difference between our OTC and prescription prenatal vitamin products is the source of payment. Purchasers of our OTC prenatal vitamin products pay for the product directly while purchasers of our prescription prenatal vitamin products pay for the product primarily via third-party payers. Both OTC and prescription prenatal vitamin products share the same marketing support team utilizing similar marketing techniques. As of January 1, 2017, we ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which we ceased manufacturing in October 2017. The revenue that is generated by us from major customers is all generated from sales of our prescription prenatal vitamin products, which is disclosed in Note 11. There are no major customers for our OTC prenatal vitamin or other products.

Over-the-Counter Products

We generate OTC revenue from product sales primarily to retail consumers. We recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. We include outbound shipping and handling fees, if any, in revenues, net, and bill them upon shipment. We include shipping expenses in cost of goods sold. A majority of our OTC customers pay for our products with credit cards, and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to OTC sales (Iron 21/7). We provide an unconditional 30-day money-back return policy under which we accept product returns from our retail and eCommerce OTC customers. We recognize revenue from OTC sales, net of estimated returns and sales discounts. As of January 1, 2017, we ceased manufacturing and distributing our OTC product lines, except for Iron 21/7, which we ceased manufacturing in October 2017.

F- 10

Prescription Products

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors. We recognize revenue from prescription product sales, net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns.

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

Advertising Costs

We expense advertising costs when incurred. Advertising costs were $448,288, $752,611, and $792,574 during the years ended December 31, 2017, 2016, and 2015, respectively.

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. Advance payments to be expensed in future research and development activities are capitalized, and were $0 and $228,933 at December 31, 2017 and 2016, respectively, all of which was included in other current assets on the accompanying consolidated balance sheets. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various U.S. Food and Drug Administration, or the FDA, submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses include professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

F- 11

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

	As of December 31,
	2017	2016	2015
Stock options	23,365,225	21,767,854	20,725,325
Warrants	3,115,905	12,060,071	12,722,431
	26,481,130	33,827,925	33,447,756

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. This guidance does not change the accounting for modifications. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in an interim period. We adopted this guidance and it did not have an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 is intended to reduce the diversity in practice regarding how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. We adopted this guidance and it did not have an impact on our consolidated financial statements.

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

F- 12

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have reviewed customer contracts and applied the five-step model of the new standard to our contracts as well as compared the results to our current accounting practices. We are currently in the process of drafting disclosures required by the new standard. At this point of our analysis, we do not believe that the adoption of this standard will have a material effect on our financial statements but will potentially expand our disclosures related to contracts with customers.

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,
	2017	2016
Finished product	$1,485,358	$1,062,285
Raw material	—	14,036
TOTAL INVENTORY	$1,485,358	$1,076,321

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2017	2016
Prepaid sales and marketing costs	$5,335,936	$—
Prepaid insurance	680,243	628,039
Prepaid manufacturing costs	—	991,809
Prepaid consulting	—	128,898
Other prepaid costs	523,694	405,960
Prepaid vendor deposits	64,411	44,311
Prepaid research and development costs	—	100,035
TOTAL OTHER CURRENT ASSETS	$6,604,284	$2,299,052

F- 13

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,
	2017	2016
Accounting system	$301,096	$301,096
Equipment	273,536	215,182
Computer hardware	80,211	80,211
Furniture and fixtures	116,542	113,079
Leasehold improvements	37,888	37,888
TOTAL	809,273	747,456
Accumulated depreciation	(372,218)	(230,617)
TOTAL FIXED ASSETS, NET	$437,055	$516,839

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $141,601, $77,906, and $29,959, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of December 31, 2017 and 2016:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(8,487)	$23,464	11.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,293,614	(171,911)	1,121,703	15
Hormone therapy drug candidate patents (pending)	1,721,305	—	1,721,305	n/a
Non-amortizable intangible assets:
Multiple trademarks	233,275	—	233,275	indefinite
TOTAL	$3,371,888	$(272,141)	$3,099,747

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(6,490)	$25,461	12.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,093,452	(102,393)	991,059	16
Hormone therapy drug candidate patents (pending)	1,203,987	—	1,203,987	n/a
Non-amortizable intangible assets:
Multiple trademarks for vitamins/supplements	185,465	—	185,465	indefinite
Total	$2,606,598	$(200,626)	$2,405,972

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the years ended December 31, 2017 and 2016, there was no impairment recognized related to intangible assets.

F- 14

We have numerous pending foreign and domestic patent applications. As of December 31, 2017, we had 18 issued domestic, or U.S., patents and 13 issued foreign patents, including:

●	13 domestic and three foreign utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us. The domestic utility patents will expire in 2032. In addition, we have pending patent applications with respect to our combination progesterone and estradiol product candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	three domestic and 10 foreign patents that relate to TX-004HR, our applicator-free vaginal estradiol softgel product candidate. These patents establish an important intellectual property foundation for TX-004HR and are owned by us. These domestic patents will expire in 2033 or 2032. In addition, we have pending patent applications related to our applicator-free vaginal estradiol softgel product candidate in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	one domestic utility patent that relates to a pipeline transdermal patch technology, which is owned by us and will expire in 2032. We have pending patent applications with respect to this technology in the U.S., Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa; and
●	one utility patent that relates to our OPERA® information-technology platform, which is owned by us and is a domestic patent that will expire in 2029.

Amortization expense was $71,516, $54,545, and $32,441 for the years ended December 31, 2017, 2016, and 2015, respectively. Estimated amortization expense, based on current patent cost being amortized, for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2018	$76,777
2019	$76,777
2020	$76,777
2021	$76,777
2022	$76,777
Thereafter	$761,282

NOTE 7– OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2017	2016
Accrued clinical trial costs	$366,933	$1,281,080
Accrued payroll, bonuses and commission costs	4,240,379	3,531,440
Accrued compensated absences	945,457	665,561
Accrued legal and accounting expense	600,350	176,518
Accrued sales and marketing costs	420,162	665,773
Other accrued expenses	602,916	224,865
Allowance for wholesale distributor fees	172,973	76,510
Accrued royalties	114,480	26,507
Allowance for coupons and returns	1,432,846	794,816
Accrued rent	327,099	181,015
TOTAL OTHER CURRENT LIABILITIES	$9,223,595	$7,624,085

F- 15

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2017, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At December 31, 2017, we had 350,000,000 shares of Common Stock authorized for issuance, of which 216,429,642 shares of our Common Stock were issued and outstanding.

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

During the year ended December 31, 2017, certain individuals exercised stock options to purchase 102,546 shares of Common Stock for $212,615 in cash.

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

Issuances During 2015

On July 9, 2015, we entered into an underwriting agreement with Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC, as the representatives of the several underwriters, or the Stifel Underwriters, relating to an underwritten public offering of 3,846,154 shares of Common Stock at a public offering price of $7.80 per share. Under the terms of the underwriting agreement, we granted the Stifel Underwriters a 30-day option to purchase up to an aggregate of 576,923 additional shares of Common Stock, which option was exercised in full. The net proceeds to us from the offering were approximately $32,257,000, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on July 15, 2015 and we issued 4,423,077 shares of our Common Stock.

On February 10, 2015, we entered into an underwriting agreement, or the Cowen Agreement, with Cowen and Company, LLC, as the representative of the several underwriters, or the Cowen Underwriters, relating to an underwritten public offering of 13,580,246 shares of Common Stock, at a public offering price of $4.05 per share. Under the terms of the Cowen Agreement, we granted the Cowen Underwriters a 30-day option to purchase up to an aggregate of 2,037,036 additional shares of Common Stock, which option was exercised in full. The net proceeds from the offering were approximately $59,118,000, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The offering closed on February 17, 2015 and we issued 15,617,282 shares of our Common Stock.

During the year ended December 31, 2015, certain individuals exercised stock options to purchase 612,867 shares of Common Stock for $1,232,579 in cash. Also during the same period, stock options to purchase 417 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 114 shares of Common Stock were issued.

F- 16

Warrants to Purchase Common Stock

As of December 31, 2017, we had warrants outstanding to purchase an aggregate of 3,115,905 shares of our Common Stock with a weighted-average contractual remaining life of 1.8 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.58 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend yield and the term of the warrant.

During the year ended December 31, 2017, we granted warrants to purchase 125,000 shares of Common Stock to outside consultants at an exercise price of $6.83 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 63.24%; risk free rate of 1.47%; and dividend yield of 0%. The grant date fair value of the warrants was $3.67 per share. The warrants vest ratably over a 12-month period and have an expiration date of March 15, 2022.

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

During the year ended December 31, 2015, we granted warrants to purchase 50,000 shares of Common Stock to an outside consultant at an exercise price of $6.35 vesting ratably over a 12-month period, with an expiration date of April 6, 2020. We recorded share-based compensation expense related to warrants previously issued of $313,271, $936,974 and $139,142 for the years ended December 31, 2017, 2016, and 2015, respectively, in the accompanying consolidated financial statements. At December 31, 2017, total unrecognized estimated compensation expense related to the unvested portion of these warrants was approximately $128,000 which is expected to be recognized over a weighted-average period of 0.2 years.

Summary of our Warrant activity during the year ended December 31, 2017:

	Number of Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	12,060,071	$2.08	1.0	$45,063,867
Granted	125,000	$6.83
Exercised	(9,066,666)	$1.98		$48,535,969
Expired	(2,500)	$2.64
Cancelled/Forfeited	—	$—
Balance at December 31, 2017	3,115,905	$2.58	1.8	$11,348,273
Vested and Exercisable at December 31, 2017	2,792,983	$2.64	0.8	$1,141,836
Unvested at December 31, 2017	322,922	$2.57	2.0	$10,206,436

The aggregate intrinsic value of warrants exercised during 2016 and 2015, was $3,988,343 and $7,282,404, respectively.  The weighted average fair value per share of warrants issued and the assumptions used in the Black-Scholes Model during the years ended December 31, 2017, 2016 and 2015 are set forth in the table below.

	2017	2016	2015
Weighted average exercise price	$6.83	$7.90	$6.35
Weighted average grant date fair value	$3.67	$4.78	$3.27
Risk-free interest rate	1.47%	1.04-1.28%	1.02%
Volatility	63.24%	74.10-74.15%	60.59%
Term (in years)	5	5	5
Dividend yield	0.00%	0.00%	0.00%

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

F- 17

In May 2013, we entered into a consulting agreement with Sancilio and Company, Inc., or SCI, to develop drug platforms to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain U.S. Food and Drug Administration, or the FDA, approval for our drug candidates, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of our Common Stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to issue to SCI a warrant to purchase 850,000 shares of our Common Stock at $2.01 per share that has vested or will vest, as applicable, as follows:

1.	283,333 shares were earned on May 11, 2013 upon acceptance of an Investigational New Drug application by the FDA for an estradiol-based drug candidate in a softgel vaginal capsule for the treatment of VVA; however, pursuant to the terms of the consulting agreement, the shares did not vest until June 30, 2013. The fair value of $405,066 for the shares vested on June 30, 2013 was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.89%; risk free rate of 1.12%; and a dividend yield of 0%. We recorded the entire $405,066 as non-cash compensation as of June 30, 2013. These shares were exercised in 2017 and are included in the warrant exercise details below;

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. During the years ended December 31, 2017, 2016, and 2015, we recorded $0, $77,026, and $154,068, respectively, as non-cash compensation in the accompanying consolidated financial statements related to this warrant. As of December 31, 2017 this warrant was fully amortized. These shares were exercised in 2017 and are included in the warrant exercise details below; and

3.	283,334 shares will vest upon the receipt by us, prior to the warrant expiration date of April 30,2018, of any final FDA approval of a drug candidate that SCI helped us design. It is anticipated that receipt of such an approval may occur in the near future.

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to SCI for services to be rendered over approximately five years beginning in May 2012. The warrants vested upon issuance. Services provided are to include (a) services in support of our drug development efforts, including services in support our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain new drug approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. During the years ended December 31, 2017, 2016, and 2015, we recorded $128,898, $257,796, and $257,796, respectively as non-cash compensation with respect to these warrants in the accompanying consolidated financial statements. As of December 31, 2017, the SCI warrants issued in 2013 and 2012 were fully amortized. This warrant was fully exercised, of which 800,000 shares were exercised in 2017 and 500,000 shares were exercised in 2016.

Warrant exercises

During the year ended December 31, 2017, certain individuals exercised warrants to purchase 2,476,666 shares of Common Stock for $3,798,999 in cash. In addition, during the year ended December 31, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued.

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

F- 18

Options to Purchase Common Stock of the Company

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of December 31, 2017, there were non-qualified stock options to purchase 18,575,084 shares of Common Stock outstanding under the 2009 Plan. As of December 31, 2017, there were 2,173,878 shares available to be issued under 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of December 31, 2017, there were non-qualified stock options to purchase 4,790,141 shares of Common Stock outstanding under the 2012 Plan. As of December 31, 2017, there were 5,128,333 shares available to be issued under 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The ranges of assumptions used in the Black-Scholes Model during the years ended December 31, 2017, 2016, and 2015 are set forth in the table below.

	2017	2016	2015
Weighted average exercise price	$6.60	$6.22	$8.14
Weighted average grant date fair value	$3.82	$3.94	$4.45
Risk-free interest rate	1.84-2.05%	1.13-1.90%	1.47-1.67%
Volatility	61.56-64.25%	70.26-73.34%	58.78-62.94%
Term (in years)	5.5-6.25	5.5-6.25	5.27-6.25
Dividend yield	0.00%	0.00%	0.00%

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

F- 19

A summary of activity under the 2009 and 2012 Plans and related information during the year ended December 31, 2017 is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	21,767,854	$3.56	5.8	$60,495,730
Granted	2,271,500	$6.60
Exercised	(102,546)	$2.07		$452,287
Expired	(108,375)	$7.64
Cancelled/Forfeited	(463,208)	$6.28
Balance at December 31, 2017	23,365,225	$3.78	5.13	$64,664,821
Vested and Exercisable at December 31, 2017	19,770,142	$3.27	4.47	$63,895,512
Unvested at December 31, 2017	3,595,083	$6.60	8.79	$769,309

At December 31, 2017, our outstanding options had exercise prices ranging from $0.10 to $8.92 per share. The aggregate intrinsic value of options exercised during 2016 and 2015, was $3,828,358 and $3,186,371, respectively. Share-based compensation expense related to options recognized in our results of operations for the years ended December 31, 2017, 2016, and 2015 was approximately $6,447,154, $16,139,225, and $6,621,658, respectively, and it is based on awards vested. At December 31, 2017, total unrecognized estimated compensation expense related to unvested options was approximately $10,596,000, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 9 – INCOME TAXES

For financial reporting purposes, income before taxes includes the following components:

	2017	2016	2015
United States	$(76,925,380)	$(89,875,459)	$(85,077,024)
Total	$(76,925,380)	$(89,875,459)	$(85,077,024)

For the years ended December 31, 2017, 2016, and 2015, there was no provision for income taxes, current or deferred. At December 31, 2017, we had a federal net operating loss carry forward of approximately $338,613,987 available to offset future taxable income through 2037. The federal carryforwards will begin to expire in 2031.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	2017	2016	2015
Federal statutory tax rate	34.0%	34.0%	34.0%
State tax rate, net of federal tax benefit	5.0%	5.4%	4.73%
Adjustment in valuation allowances	22.6%	(40.3)%	(38.97)%
Federal income tax rate change	(60.8)%	—%	—%
Permanent and other differences	(0.8)%	0.9%	0.24%
(Provision) benefit for income taxes	—%	—%	—%

F- 20

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of December 31, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Deferred Income Tax Assets:
Net operating losses	$99,596,321	$111,730,450	$79,499,633
R&D Credit	186,347	186,347	186,347
Total deferred income tax asset	99,782,668	111,916,797	79,685,980
Valuation allowance	(99,782,668)	(111,916,797)	(79,685,980)
Deferred income tax assets, net	$—	$—	$—

We believe that it is more likely than not that we will not generate sufficient future taxable income to realize the tax benefits related to the deferred tax assets on the Company’s Balance Sheet and as such, a valuation allowance has been established against the deferred tax assets for the period ended December 31, 2017.

Unrecognized Tax Benefits

As of the period ended December 31, 2017, we have no unrecognized tax benefits.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. federal tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets and deferred tax liabilities of approximately $49,500,000 and approximately $2,800,000, respectively, with a corresponding net adjustment to the valuation allowance of approximately $46,700,000 for the year ended December 31, 2017.

The Tax Act modifies Section 162(m) of the Internal Revenue Code of 1986, as amended, or the IRC, by (1) expanding which employees are considered covered employees by including the chief financial officer, (2) providing that if an individual is a covered employee for a taxable year beginning after December 31, 2016, the individual remains a covered employee for all future years, and (3) removing the exceptions for compensation stemming from contracts entered into on or before November 2, 2017, unless such contracts were materially modified on or after the date. Compensation agreements entered into and share-based payment awards granted after this date will be subject to the revised terms of IRC Section 162(m). In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting for share-based compensation arrangements under the Tax Act to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions.

We must assess whether our valuation allowance analyses are affected by various aspects of the Tax Act. Since, as discussed herein, we have recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.

NOTE 10 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our company or a committee consisting of independent directors of our company since July 2015. During the years ended December 31, 2017, 2016 and 2015, we were billed by Catalent approximately $3,646,000, $3,647,000 and $1,266,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of December 31, 2017 and December 31, 2016, there were amounts due to Catalent of approximately $523,000 and $57,000, respectively.

NOTE 11 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 100%, 98%, and 60% of our purchases supplied by one vendor for the years ended December 31, 2017, 2016 and 2015, respectively.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the years ended December 31, 2017, 2016 and 2015; four, three, and two customers each, respectively, generated more than 10% of our revenues. Revenue generated from four major customers combined accounted for approximately 59% of our revenue during the year ended December 31, 2017. Revenue generated from three major customers combined accounted for approximately 41% of our revenue during the year ended December 31, 2016. Revenue generated from two major customers combined accounted for approximately 67% of our recognized revenue during the year ended December 31, 2015.

F- 21

During the year ended December 31, 2017, AmerisourceBergen generated approximately $2,667,000 of our revenue; McKesson Corporation generated approximately $1,959,000 of our revenue; Cardinal Health generated approximately $2,559,000 of our revenue and Pharmacy Innovations PA generated approximately $2,715,000 of our revenue. During the year ended December 31, 2016, Woodstock Pharmaceutical and Compounding generated approximately $2,247,000 of our revenue; Medical Center Pharmacy generated approximately $3,700,000 of our revenue and Pharmacy Innovations PA generated approximately $2,040,000 of our revenue. During the year ended December 31, 2015, Woodstock Pharmaceutical and Compounding generated approximately $8,848,000 of our revenue and Due West Pharmacy generated approximately $4,843,000 of our revenue.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The rental expense related to our current lease during the years ended December 31, 2017, 2016 and 2015 was $1,029,205, $709,483, and $446,099, respectively.

As of December 31, 2017, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2018	$951,194
2019	1,094,116
2020	1,113,069
2021	943,127
2022	—
Total minimum lease payments	$4,101,506

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2017, 2016, and 2015, we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

F- 22

Employment Agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal years 2017 and 2016 is as follows:

	2017 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$3,985	$4,250	$4,418	$4,125
Gross profit	$3,326	$3,568	$3,717	$3,530
Net loss	$(21,156)	$(19,677)	$(14,665)	$(21,427)

Loss per common share, basic and diluted	$(0.11)	$(0.10)	$(0.07)	$(0.10)

	2016 Quarters
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$4,930	$4,403	$5,536	$4,487
Gross profit	$3,822	$3,273	$4,298	$3,778
Net loss	$(20,929)	$(21,094)	$(25,016)	$(22,836)

Loss per common share, basic and diluted	$(0.11)	$(0.11)	$(0.13)	$(0.12)

F- 23