Form 10-Q
period 2018-03-31
TherapeuticsMD, Inc.
filed 2018-05-07
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2018 was 216,584,274.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$107,349,460	$127,135,628
Accounts receivable, net of allowance for doubtful accounts of $403,535 and $380,580, respectively	5,096,731	4,328,802
Inventory	1,620,872	1,485,358
Other current assets	5,098,132	6,604,284
Total current assets	119,165,195	139,554,072

Fixed assets, net	425,539	437,055

Other Assets:
Intangible assets, net	3,220,686	3,099,747
Security deposit	150,522	139,036
Total other assets	3,371,208	3,238,783
Total assets	$122,961,942	$143,229,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,283,824	$4,097,600
Other current liabilities	9,375,818	9,223,595
Total current liabilities	15,659,642	13,321,195

Commitments and Contingencies - See Note 14

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized:
216,584,274 and 216,429,642 issued and outstanding, respectively	216,584	216,430
Additional paid-in capital	518,146,665	516,351,405
Accumulated deficit	(411,060,949)	(386,659,120)
Total stockholders’ equity	107,302,300	129,908,715
Total liabilities and stockholders’ equity	$122,961,942	$143,229,910

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Revenues, net	$3,773,392	$3,985,464

Cost of goods sold	633,623	659,635

Gross profit	3,139,769	3,325,829

Operating expenses:
Sales, general, and administrative	20,757,237	16,837,617
Research and development	7,039,297	7,724,840
Depreciation and amortization	59,621	49,699
Total operating expenses	27,856,155	24,612,156

Operating loss	(24,716,386)	(21,286,327)

Other income
Miscellaneous income	314,557	125,968
Accreted interest	—	3,867
Total other income	314,557	129,835

Loss before income taxes	(24,401,829)	(21,156,492)

Provision for income taxes	—	—

Net loss	$(24,401,829)	$(21,156,492)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.11)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	216,525,316	197,790,040

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,401,829)	$(21,156,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,424	33,600
Amortization of intangible assets	21,197	16,099
Provision for (recovery of) doubtful accounts	22,955	(1,603)
Share-based compensation	1,751,358	1,413,195
Changes in operating assets and liabilities:
Accounts receivable	(790,885)	580,943
Inventory	(135,514)	(262,297)
Other current assets	1,506,152	(253,518)
Accounts payable	2,186,224	(1,212,236)
Other current liabilities	152,223	316,638

Net cash used in operating activities	(19,649,695)	(20,525,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(142,136)	(107,487)
Purchase of fixed assets	(26,908)	(27,834)
Payment of security deposit	(11,486)	—

Net cash used in investing activities	(180,530)	(135,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	44,057	192,310
Proceeds from exercise of warrants	—	2,460,000

Net cash provided by financing activities	44,057	2,652,310

Decrease in cash	(19,786,168)	(18,008,682)
Cash, beginning of period	127,135,628	131,534,101
Cash, end of period	$107,349,460	$113,525,419

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

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of TherapeuticsMD, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, from which we derived the accompanying consolidated balance sheet as of December 31, 2017. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP , for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or any other interim period in the future.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. While we are continuing to assess all potential impacts of the standard, we currently believe the impact of this standard will be primarily related to the accounting for our operating lease.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We adopted this standard under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements but we expanded our disclosures related to contracts with customers in Note 3.

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

At March 31, 2018 and 2017, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with the Company’s impairment test. There was no impairment of intangible assets or long-lived assets during the three months ended March 31, 2018 and 2017.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

We adopted Accounting Standards Codification, or ASC, 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 states that a contract is considered “completed” if all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before the date of initial application. Because all (or substantially all) of the revenue related to sales of our products has been recognized under ASC 605 prior to the date of initial application of the new standard, the contracts are considered completed under the ASC 606. Based on our evaluation of ASC 606, we concluded that a cumulative adjustment was not necessary upon implementation of ASC 606 on January 1, 2018.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

Prescription Products

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors. We have one performance obligation related to prescription products sold through wholesale distributors which is to transfer promised goods to a customer and two performance obligations related to products sold through retail pharmacy distributors, which are to: (1) transfer promised goods and (2) provide customer service for an immaterial fee. We treat shipping as a fulfillment activity rather than as a separate obligation. We recognize prescription revenue only when we satisfy performance obligations by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer receives the goods or service or obtains control. Control refers to the customer’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. All of our performance obligations, and associated revenue, are transferred to customers at a point in time. Payment for goods or services sold by us is typically due between 30 and 60 days after an invoice is sent to the customer.

The transaction price of a contract is the amount of consideration to which the we expect to be entitled in exchange for transferring promised goods or services to a customer. Prescription products are sold at fixed wholesale acquisition cost, or WAC, determined based on our list price. However, the total transaction price is variable as it is calculated net of estimated product returns, chargebacks, rebates, coupons, discounts and wholesaler fees. In order to determine the transaction price, we estimate the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract or each variable consideration. We include amounts of variable consideration in a contract’s transaction price only to the extent that we have a relatively high level of confidence that the amounts will not be subject to significant reversals, that is, downward adjustments to revenue recognized for satisfied performance obligations. In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our historical experience and other evidence that supports our qualitative assessment of whether revenue would be subject to a significant reversal. We consider all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur. When determining if variable consideration should be constrained, we consider whether there are factors outside our control that could result in a significant reversal of revenue. In making these assessments, we consider the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We accept returns of unsalable prescription products sold through wholesale distributors within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. We recognize the amount of expected returns as a refund liability, representing the obligation to return the customer’s consideration. Since our returns primarily consist of expired and short dated products that will not be resold, we do not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of revenue is deferred due to the anticipated return). Return estimates are recorded in the other current liabilities on the consolidated balance sheet.

We offer various rebate and discount programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. We estimate the allowance for consumer rebates and coupons that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. Estimates relating to these rebates and coupons are deducted from gross product revenues at the time the revenues are recognized. We record distributor fees based on amounts stated in contracts. Rebates estimates are recorded in accrued expenses and coupon estimates and distributor fees are recorded in the other current liabilities on the consolidated balance sheet. We estimate chargebacks based on prices stated in contracts based the number of units sold each period. We provide invoice discounts to our customers for prompt payment. We deduct invoice discounts and chargebacks from our gross product revenues at the time such discounts are earned by customers.

OTC Products

Our OTC and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7 which we ceased manufacturing in October 2017. We generate OTC revenue from product sales primarily to retail consumers. We recognize revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. We include outbound shipping and handling fees, if any, in revenues, net, and bill them upon shipment. We include shipping expenses in cost of goods sold. A majority of our OTC customers pay for our products with credit cards, and we usually receive the cash settlement in two to three banking days. Credit card sales minimize accounts receivable balances relative to OTC sales. We provide an unconditional 30-day money-back return policy under which we accept product returns from our retail and eCommerce OTC customers. We recognize revenue from OTC sales, net of estimated returns and sales discounts.

Disaggregation of revenue

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors which accounted for all sales during 2018 and the vast majority of sales during 2017. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7 which we ceased manufacturing in October 2017. The sales of Iron 21/7 during the three months ended March 31, 2018 and 2017 were approximately $0 and $8,000.

Contract assets and contract liabilities

Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional. We disclose receivables from contracts with customers separately in the statement of financial position. Estimates related to cash discounts and chargebacks are included in net accounts receivable. Estimates related to distributors fees, rebates, coupons and returns are disclosed in Note 8.

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

We recognize the compensation expense for all share-based compensation granted based on the grant date fair value estimated in accordance with ASC 718. We generally recognize the compensation expense on a straight-line basis over the employee’s requisite service period. Effective January 1, 2017, we account for forfeitures when they occur.

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

NOTE 4 – INVENTORY

Inventory consists of the following:

	March 31, 2018	December 31, 2017
Finished product	$1,620,872	$1,485,358
TOTAL INVENTORY	$1,620,872	$1,485,358

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2018	December 31, 2017
Prepaid sales and marketing costs	$4,037,107	$5,335,936
Prepaid insurance	403,059	680,243
Other prepaid costs	657,966	523,694
Prepaid vendor deposits	—	64,411
TOTAL OTHER CURRENT ASSETS	$5,098,132	$6,604,284

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	March 31, 2018	December 31, 2017
Accounting system	$301,096	$301,096
Equipment	300,445	273,536
Furniture and fixtures	116,542	116,542
Computer hardware	80,211	80,211
Leasehold improvements	37,888	37,888
	836,182	809,273
Accumulated depreciation	(410,643)	(372,218)
TOTAL FIXED ASSETS, NET	$425,539	$437,055

Depreciation expense for the three months ended March 31, 2018 and 2017 was $38,424 and $33,600 respectively.

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(8,986)	$22,965	11.50
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,413,755	(192,609)	1,221,146	14.75
Hormone therapy drug candidate patents (pending)	1,738,417	—	1,738,417	n/a
Non-amortizable intangible assets:
Multiple trademarks	238,158	—	238,158	indefinite
Total	$3,514,024	$(293,338)	$3,220,686

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(8,487)	$23,464	11.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,293,614	(171,911)	1,121,703	15
Hormone therapy drug candidate patents (pending)	1,721,305	—	1,721,305	n/a
Non-amortizable intangible assets:
Multiple trademarks	233,275	—	233,275	indefinite
Total	$3,371,888	$(272,141)	$3,099,747

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the three months ended March 31, 2018 and year ended December 31, 2017, there was no impairment recognized related to intangible assets.

We have numerous pending foreign and domestic patent applications. As of March 31, 2018, we had 16 issued foreign patents and 18 issued domestic, or U.S., patents including:

●	13 domestic utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us. These domestic utility patents will expire in 2032. In addition, we have pending patent applications with respect to our combination progesterone and estradiol product candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	Three domestic patents that relate to TX-004HR, our applicator-free vaginal estradiol softgel product candidate. These patents establish an important intellectual property foundation for TX-004HR and are owned by us. These domestic patents will expire in 2033 or 2032. In addition, we have pending patent applications related to our applicator-free vaginal estradiol softgel product candidate in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	One domestic utility patent that relates to our pipeline transdermal patch technology, which is owned by us. The domestic utility patent will expire in 2032. We have pending patent applications with respect to this technology in the U.S., Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa; and
●	One utility patent that relates to our OPERA® information-technology platform, which is owned by us and is a domestic patent that will expire in 2029.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $21,197 and $16,099 for the three months ended March 31, 2018 and 2017, respectively. Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2018(9 months)	$63,590
2019	$84,786
2020	$84,786
2021	$84,786
2022	$84,786
Thereafter	$841,377

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued payroll, bonuses and commission costs	$2,650,124	$4,240,379
Allowance for coupons and returns	1,860,205	1,432,846
Accrued compensated absences	956,331	945,457
Other accrued expenses	144,940	525,999
Accrued rebates	36,988	76,917
Accrued legal and accounting expense	363,804	600,350
Accrued sales and marketing costs	1,845,900	420,162
Accrued research and development	944,757	366,933
Accrued rent	360,019	327,099
Allowance for wholesale distributor fees	81,741	172,973
Accrued royalties	131,009	114,480
TOTAL OTHER CURRENT LIABILITIES	$9,375,818	$9,223,595

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

	Three months ended
	March 31, 2018	March 31, 2017
Stock options	25,196,684	23,286,933
Warrants	3,290,905	10,374,071
	28,487,589	33,661,004

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2018, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At March 31, 2018, we had 350,000,000 shares of Common Stock authorized for issuance, of which 216,584,274 shares of Common Stock were issued and outstanding.

Issuances During the Three Months Ended March 31, 2018

During the three months ended March 31, 2018, certain individuals exercised stock options to purchase 144,791 shares of Common Stock for $44,057 in cash. Also, during the same period, stock options to purchase 10,000 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 9,841 shares of Common Stock were issued.

Issuances During the Three Months Ended March 31, 2017

During the three months ended March 31, 2017, certain individuals exercised stock options to purchase 95,046 shares of Common Stock for $192,310 in cash.

Warrants to Purchase Common Stock

As of March 31, 2018, we had warrants outstanding to purchase an aggregate of 3,290,905 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.1 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.72 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend rate and the term of the warrant. During the three months ended March 31, 2018, we granted warrants to purchase 175,000 shares of Common Stock to outside consultants at an exercise price of $5.16. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; volatility of 62.1%; risk free rate of 2.36%; and dividend yield of 0%. The grant date fair value of the warrants was $2.79 per share. The warrants are vesting ratably over a 12-month period and have an expiration date of March 15, 2023. During the three months ended March 31, 2017, we granted warrants to purchase 125,000 shares of Common Stock to outside consultants at an exercise price of $6.83 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 63.24%; risk free rate of 1.47%; and dividend yield of 0%. The grant date fair value of the warrants was $3.67 per share. The warrants vest ratably over a 12-month period and have an expiration date of March 15, 2022.

During the three months ended March 31, 2018 and 2017, we recorded $91,475 and $47,686, respectively, as share based compensation expense in the accompanying consolidated financial statements related to warrants. As of March 31, 2018, total unrecognized estimated compensation expense related to the unvested portion of these warrants was approximately $478,000 which is expected to be recognized over a weighted-average period of 0.9 years.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2013, we entered into a consulting agreement with Sancilio and Company, Inc., or SCI, to develop drug platforms to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain FDA approval for our drug candidates, including a vaginal capsule for the treatment of vulvar and vaginal atrophy, or VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of our Common Stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to issue to SCI a warrant to purchase 850,000 shares of our Common Stock at $2.01 per share that has vested or will vest, as applicable, as follows:

1.	283,333 shares were earned on May 11, 2013 upon acceptance of an Investigational New Drug application by the FDA for an estradiol-based drug candidate in a softgel vaginal capsule for the treatment of VVA; however, pursuant to the terms of the consulting agreement, the shares did not vest until June 30, 2013. The fair value of $405,066 for the shares vested on June 30, 2013 was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.89%; risk free rate of 1.12%; and a dividend yield of 0%. We recorded the entire $405,066 as non-cash compensation as of June 30, 2013. These shares were exercised in 2017.

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of vesting using a term of 5 years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. As of June 30, 2016, this warrant was fully amortized. These shares were exercised in 2017; and

3.	283,334 shares would have vested upon the receipt by us, prior to the warrant expiration date of April 30, 2018, of any final FDA approval of a drug candidate that SCI helped us design. Since the receipt of such approval did not occur before the warrant’s expiration date, the warrant expired on April 30, 2018.

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to SCI for services to be rendered over approximately five years beginning in May 2012. The warrants vested upon issuance. Services provided are to include (a) services in support of our drug development efforts, including services in support our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain new drug approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. During the three months ended March 31, 2018 and 2017, we recorded $0 and $64,449, respectively, as non-cash compensation with respect to these warrants in the accompanying consolidated financial statements. This warrant was fully exercised, of which 800,000 shares were exercised in 2017 and 500,000 shares were exercised in 2016. As of March 31, 2018, the SCI warrants issued in 2013 and 2012 were fully amortized.

During the three months ended March 31, 2018, no warrants were exercised. During the three months ended March 31, 2017, certain individuals exercised warrants to purchase 1,810,000 shares of our Common Stock for $2,460,000 in cash.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares of Common Stock authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of March 31, 2018, there were non-qualified stock options to purchase 18,751,543 shares of Common Stock outstanding under the 2009 Plan. As of March 31, 2018, there were 1,842,787 shares of Common Stock available to be issued under 2009 Plan.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of March 31, 2018, there were non-qualified stock options to purchase 6,445,141 shares of Common Stock outstanding under the 2012 Plan. As of March 31, 2018, there were 3,473,333 shares of Common Stock available to be issued under 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model for options granted during the three months ended March 31, 2018 and 2017 are set forth in the table below.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Risk-free interest rate	2.38-2.60%	1.90%
Volatility	63.59-64.04%	61.56-62.83%
Term (in years)	6-6.25	6-6.25
Dividend yield	0.00%	0.00%

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	23,365,225	$3.78	5.13	$64,664,821
Granted	2,025,500	$5.19
Exercised	(154,791)	$0.29		$795,224
Expired/Forfeited	(39,250)	$7.70
Balance at March 31, 2018	25,196,684	$3.91	5.3	$45,463,554
Vested and Exercisable at March 31, 2018	20,244,060	$3.40	4.4	$45,405,774
Unvested at March 31, 2018	4,952,624	$5.99	9.1	$57,780

At March 31, 2018, our outstanding stock options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value per share of options granted was $3.11 and $3.96 during the three months ended March 31, 2018 and 2017, respectively. Share-based compensation expense for options recognized in our results of operations for the three months ended March 31, 2018 and 2017 ($1,659,883 and $1,301,060, respectively) is based on vested awards. At March 31, 2018, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $15,066,000 which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.5 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 11 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2018 as a result of (i) the losses recorded during the three months ended March 31, 2018, (ii) additional losses expected for the remainder of 2018, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2018, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 12 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our company or a committee consisting of independent directors of our company since July 2015. During the three months ended March 31, 2018 and 2017, we were billed by Catalent approximately $338,000 and $705,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of March 31, 2018 and December 31, 2017, there were amounts due to Catalent of approximately $157,000 and $523,000, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 100% of our purchases supplied from one vendor for the both three months ended March 31, 2018 and 2017.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the three months ended March 31, 2018 and 2017, five customers each generated more than 10% of our total revenues. Revenue generated from five major customers combined accounted for approximately 80% of our recognized revenue for the three months ended March 31, 2017 and revenue generated from five major customers combined accounted for approximately 72% of our recognized revenue for the three months ended March 31, 2017.

During the three months ended March 31, 2018, PI Services generated approximately $557,000 of our revenue, Pillpack, Inc. generated approximately $905,000 of our revenue, AmerisourceBergen generated approximately $668,000 of our revenue, Cardinal Health generated approximately $493,000 of our revenue and McKesson Corporation generated approximately $385,000 of our revenue. During the three months ended March 31, 2017, Pharmacy Innovations TX generated approximately $440,000 of our revenue, Pharmacy Innovations PA generated approximately $937,000 of our revenue, AmerisourceBergen generated approximately $526,000 of our revenue, Cardinal Health generated approximately $553,000 of our revenue and McKesson Corporation generated approximately $428,000 of our revenue.

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

The rental expense related to our current lease during the three months ended March 31, 2018 and 2017 was $257,301 and $250,067, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2018 (9 months)	$726,562
2019	1,094,116
2020	1,113,069
2021	943,127
2022	—
Total minimum lease payments	$3,876,874

NOTE 15 – SUBSEQUENT EVENTS

On May 1, 2018, we entered into a Credit and Security Agreement (the “Credit Agreement”), by and among us and our subsidiaries party thereto from time to time, each as a borrower (the “Borrowers”), MidCap Financial Trust (“MidCap”), as agent (“Agent”) and as lender, and the additional lenders party thereto from time to time (together with MidCap as a lender, the “Lenders”).

The Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $200 million (the “Term Loan”).  Under the terms of the Credit Agreement, the Term Loan will be made in three separate tranches (each, a “Tranche”), with each Tranche to be made available to us, at our option, upon our achievement of certain milestones.  The first Tranche of $75.0 million (“Tranche 1”) may be drawn by us on or before July 31, 2018, provided that we satisfy certain conditions described in the Credit Agreement, including approval by the FDA of the New Drug Application (“NDA”) for our TX-004HR drug candidate.  The second Tranche of $75.0 million (“Tranche 2”) may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) that Tranche 1 has been drawn, (ii) the approval by the FDA of the NDA for our TX-001HR drug candidate and (iii) we have consummated our first commercial sale in the United States of TX-001HR.  The third Tranche of $50.0 million (“Tranche 3”) may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) Tranche 2 has been drawn and (ii) the Borrowers have generated at least $75.0 million of consolidated net revenue attributable to commercial sales of TX-001HR and TX-004HR during the twelve-month period ending immediately prior to the funding of Tranche 3.

Amounts borrowed under the Term Loan will bear interest at a rate equal to the sum of (i) one month LIBOR (subject to a LIBOR floor of 1.50%) plus (ii) 7.75% per annum.  Interest on amounts borrowed under the Term Loan will be due and payable monthly in arrears.  Principal on each Tranche will be payable in 36 equal monthly installments beginning May 1, 2020 until paid in full on May 1, 2023 (the “Maturity Date”), provided, however, that if the Borrowers generate at least $95.0 million of consolidated net revenue attributable to commercial sales of TX-001HR and TX-004HR by December 31, 2019, the Borrowers may extend the interest-only period by an additional 12 months to May 1, 2021.

The Term Loan may be prepaid, in whole or in part, subject to a prepayment fee on the amount being prepaid (or required to be prepaid, if such amount is greater) of (i) 4.0% for the first year following the Tranche 1 funding date, (ii) 3.0% for the second year following the Tranche 1 funding date and (iii) 2.0% thereafter.  Upon repayment of the Term Loan at the Maturity Date or prepayment on any earlier date, we will be required to pay a termination payment based on the principal amount paid or prepaid.  In connection with the execution of the Credit Agreement, we paid Agent, for the benefit of all Lenders, an origination fee equal to 1.00% of the maximum potential amount of the Term Loan.  The Borrowers will also pay Agent an annual administration fee based on the amounts borrowed under the Term Loan, in addition to other fees and expenses.

The obligations of the Borrowers under the Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all existing and after-acquired assets of the Borrowers.  The obligations under the Credit Agreement will be guaranteed by each of our future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of ours and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions).

The Credit Agreement contains customary restrictions and covenants applicable to the Borrowers.  Among other requirements, the Borrowers must (i) maintain a minimum cash balance of $50.0 million and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our products.  The Credit Agreement also contains customary covenants that limit, among other things, the ability of the Borrowers to (i) incur indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain permitted indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions.

The Credit Agreement contains customary representations and warranties and events of default relating to, among other things, payment defaults, breaches of covenants, the occurrence of any fact, event or circumstance that could reasonably be expected to result in a Material Adverse Effect (as defined in the Credit Agreement), delisting of the our Common Stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments and inaccuracies of representations and warranties. Upon or after an event of default, Agent and the Lenders may declare all or a portion of our obligations under the Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or the SEC, on February 23, 2018, or the Annual Report, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: our ability to resolve the deficiencies identified by the U.S. Food and Drug Administration, or FDA, in our new drug application, or NDA, for our TX-004HR product candidate and the time frame associated with such resolution; whether the FDA will approve the amended NDA for the company’s TX-004HR product candidate and whether such approval will occur by the PDUFA target action date; whether the FDA will approve the NDA for the company’s TX-001HR product candidate and whether such approval will occur by the PDUFA target action date; our ability to maintain or increase sales of our products; our ability to develop and commercialize our hormone therapy drug candidates and obtain additional financing necessary therefor; whether the company will be able to comply with the covenants and conditions under its term loan, the length, cost and uncertain results of our clinical trials, including any additional clinical trials that the FDA may require in connection with TX-004HR; the potential of adverse side effects or other safety risks that could preclude the approval of our hormone therapy drug candidates; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

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

Our common stock, par value $0.001 per share, or the Common Stock, is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC, or the Nasdaq, under the symbol “TXMD.” We maintain websites at www.therapeuticsmd.com, www.vitamedmdrx.com, and www.bocagreenmd.com. The information contained on our websites or that can be accessed through our websites does not constitute part of this Quarterly Report on Form 10-Q.

Research and Development

We have submitted two NDAs to the FDA. In December 2017, we submitted our NDA for TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in menopausal women with an intact uterus. In November 2017, we re-submitted our NDA for TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in menopausal women with vaginal linings that do not receive enough estrogen. The NDA for our TX-004HR drug candidate has a Prescription Drug User Fee Act, or PDUFA, target action date for the completion of the FDA’s review of May 29, 2018 and, if approved on that date, the drug candidate could be launched as early as the third quarter of 2018. The PDUFA target action date for our TX-001HR drug candidate is October 28, 2018. We intend to leverage and grow our current marketing and sales organization to commercialize our advanced hormone therapy drug candidates in the United States assuming the successful completion of the FDA regulatory process. We believe that our national sales force has developed strong relationships in the OB/GYN market to sell our current prescription prenatal vitamin products and that by delivering additional products through the same sales channel we can leverage our already deployed assets.

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

MITT = Modified intent to treat

ŦPer FDA, consensus hyperplasia refers to the concurrence of two of the three pathologists be accepted as the final diagnosis

We submitted the NDA for TX-001HR to the FDA on December 28, 2017. In March 2018, the FDA, in its 74-day letter, stated that the application was sufficiently complete to permit a substantive review and that, as of the date of the letter, the FDA had not identified any potential review issues. The FDA noted that the filing review was only a preliminary evaluation of the application and was not indicative of deficiencies that may be identified during the FDA’s review. The PDUFA target action date for the completion of the FDA’s review is October 28, 2018.

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

On November 29, 2017, we resubmitted the NDA for the 4 mcg and 10 mcg doses of TX-004HR with the FDA. We have committed to conduct a post-approval observational study. The FDA has acknowledged that the resubmission is a complete, class 2 response to the CRL received on May 5, 2017 for TX-004HR. The PDUFA target action date for the completion of the FDA’s review is May 29, 2018. If approved, the 4 mcg formulation of TX-004HR would represent a lower effective dose than the currently available VVA therapies approved by the FDA. We entered into negotiations with the FDA regarding the proposed label for TX-004HR on April 11, 2018.

As of March 31, 2018, we had 16 issued foreign patents and 18 issued domestic or U.S. patents, which included 13 domestic utility patents that relate to our combination progesterone and estradiol formulations, three domestic utility patents that relate to TX-004HR, which establish an important intellectual property foundation for TX-004HR, one domestic utility patent that relates to a pipeline transdermal patch technology, and one domestic utility patent that relates to our OPERA® information technology platform.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug candidates. Our business model is dependent upon our company continuing to conduct a significant amount of research and development. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and costs associated with other research activities and regulatory approvals. Other research and development costs listed below consist of costs incurred with respect to drug candidates that have not received IND application approval from the FDA.

The following table indicates our research and development expense by project/category for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(000s)
TX 001-HR	$3,353	$3,528
TX 002-HR	—	—
TX 004-HR	1,400	1,945
Other research and development	2,286	2,252
Total	$7,039	$7,725

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

Results of Operations

Three months ended March 31, 2018 compared with three months ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	Change
	(000s)
Revenues, net	$3,773	$3,985	$(212)
Cost of goods sold	634	659	(25)
Operating expenses	27,856	24,612	3,244
Operating loss	(24,717)	(21,286)	(3,431)
Other income, net	315	130	185
Net loss	$(24,402)	$(21,156)	$(3,246)

Revenues and Cost of Goods Sold

Revenues for the three months ended March 31, 2018 decreased approximately $212,000, or 5%, to approximately $3,773,000, compared with approximately $3,985,000 for the three months ended March 31, 2017. This decrease was primarily attributable to a decrease in the average net revenue per unit of our products, which was primarily related to higher estimates related to discounts in 2018, partially offset by an increase in the number of units sold. Cost of goods sold decreased approximately $25,000, or 4%, to approximately $634,000 for the three months ended March 31, 2018, compared with approximately $659,000 for the three months ended March 31, 2017. Our gross margin was approximately 83% for both of the three-month periods ended March 31, 2018 and 2017.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended March 31,
	2018	2017
Research and development costs	25.3%	31.4%
Human resource related costs, including salaries, benefits and taxes	23.0%	23.0%
Sales and marketing costs, excluding human resource costs	37.7%	31.3%
Professional fees for legal, accounting and consulting	6.4%	6.5%
Other operating expenses	7.6%	7.8%

Operating expenses increased by approximately $3,244,000, or 13%, to approximately $27,856,000 for the three months ended March 31, 2018, from approximately $24,612,000 for the three months ended March 31, 2017 as a result of the following items:

	Three Months Ended March 31,
	2018	2017	Change
	(000s)
Research and development costs	$7,039	$7,725	$(686)
Human resources related costs	6,418	5,664	754
Sales and marketing, excluding human resources costs	10,495	7,699	2,796
Professional fees for legal, accounting and consulting	1,795	1,606	189
Other operating expenses	2,109	1,918	191
Total operating expenses	$27,856	$24,612	$3,244

Research and development costs for the three months ended March 31, 2018 decreased by approximately $686,000, or 9%, to approximately $7,039,000, compared with $7,725,000 for the three months ended March 31, 2017. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a direct result of the completion of the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate. Research and developments costs during the three months ended March 31, 2018 included the following research and development projects.

During the three months ended March 31, 2018 and the period from February 2013 (project inception) through March 31, 2018, we have incurred approximately $3,353,000 and $118,750,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the three months ended March 31, 2018 and the period April 2013 (project inception) through March 31, 2018, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended March 31, 2018 and the period from August 2014 (project inception) through March 31, 2018, we have incurred approximately $1,400,000 and $42,249,000, respectively, in research and development costs with respect to TX-004HR, our applicator-free vaginal estradiol softgel drug candidate.

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

Sales and marketing costs for the three months ended March 31, 2018 increased by approximately $2,796,000, or 36%, to approximately $10,495,000, compared with approximately $7,699,000 for the three months ended March 31, 2017, primarily as a result of increased expenses associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates, including costs related to outsourced sales personnel and their related expenses. We expect sales and marketing expenses to continue to increase as we continue to support our growing business and prepare for commercialization.

Other operating expense for the three months ended March 31, 2018 increased by approximately $191,000, or 10%, to approximately $2,109,000, compared with approximately $1,918,000 for the three months ended March 31, 2017, as a result of increased information technology and other office expenses partially offset by decreased investor relations expenses.

Human resource costs, including salaries, benefits and taxes, for the three months ended March 31, 2018 increased by approximately $754,000, or 13%, to approximately $6,418,000, compared with approximately $5,664,000 for the three months ended March 31, 2017, primarily as a result of an increase of approximately $329,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our hormone therapy drug candidates and an increase of approximately $425,000 in non-cash compensation expense included in this category related to employee stock based compensation during 2018 as compared to 2017.

Professional fees for the three months ended March 31, 2018 increased by approximately $189,000, or 12%, to approximately $1,795,000, compared with approximately $1,606,000 for the three months ended March 31, 2017, primarily as a result of increased legal expenses and recruiting costs partially offset by decreased consulting expenses.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $3,431,000, or 16%, to approximately $24,717,000 for the three months ended March 31, 2018, compared with approximately $21,286,000 for the three months ended March 31, 2017, primarily as a result of increased personnel costs, sales and marketing expenses to support commercialization of our hormone therapy drug candidates, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, as well a decrease in revenue, partially offset by a decrease in research and development costs.

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

Other Income

Other non-operating income increased by approximately $185,000, or 142%, to approximately $315,000 for the three months ended March 31, 2018 compared with approximately $130,000 for the comparable period in 2017, primarily as a result of increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $3,246,000, or 15%, to approximately $24,402,000 for the three months ended March 31, 2018, compared with approximately $21,156,000 for the three months ended March 31, 2017. Net loss per share of Common Stock, basic and diluted, was ($0.11) for both the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the year ended December 31, 2017, we received approximately $68,573,000 in net proceeds from the issuance of shares of our Common Stock. As of March 31, 2018, we had cash and cash equivalents totaling approximately $107,349,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We currently intend to fund the next phase of our pre-commercialization and commercialization expenses for our TX-004HR and TX-001HR drug candidates through debt financing. On May 1, 2018, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and our subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as agent and as lender, and the additional lenders party thereto from time to time, which provides a secured term loan facility in an aggregate principal amount of up to $200 million, or the Term Loan. For more information regarding the Credit Agreement, see Note 15 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2018, our days sales outstanding, or DSO, was 122 days compared to 97 days for the year ended December 31, 2017. The increase in our DSO as of March 31, 2018 was partially related to increased coupons and discounts which lowered our net revenues, as well as to the timing of payments received from our customers subsequent to March 31, 2018. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, as compared to the terms previously provided to our retail pharmacy distributors, changes in the healthcare industry and specific terms that may be extended in connection with the launch of our hormone therapy drug candidates, if approved.

We believe that our existing cash and funds available under the Term Loan will allow us to fund our operating plan through at least the next 12 months from the date of this quarterly report. However, if the commercialization of our hormone therapy drug candidates is delayed, our existing cash may be insufficient to satisfy our liquidity requirements until we are able to commercialize our hormone therapy drug candidates and we may not be able to access funds under the Term Loan. If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing and other pre-commercialization efforts and we may seek to sell additional equity or debt securities. Our ability to obtain additional debt financing is restricted pursuant to the Credit Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, to the extent permitted under the Credit Agreement, the ownership interests of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, certain of which are restricted under the Credit Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products, if permitted under the Credit Agreement. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the clinical development of and commercialize of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Three Months Ended March 31,
	2018	2017
	(000s)
Net cash used in operating activities	$(19,650)	$(20,526)
Net cash used in investing activities	$(180)	$(135)
Net cash provided by financing activities	$44	$2,652

Operating Activities

The principal use of cash in operating activities for the three months ended March 31, 2018 was to fund our current expenses primarily related to supporting clinical development, scale-up and manufacturing activities and future commercial activities, adjusted for non-cash items. The decrease of approximately $876,000 in cash used in operating activities for the three months ended March 31, 2018 compared with the comparable period in the prior year was due primarily to an increase in our net loss and non-cash compensation expense coupled with changes in the components of working capital.

Investing Activities

An increase in spending on patent and trademarks resulted in an increase in cash used in investing activities for the three months ended March 31, 2018 compared with the same period in 2017.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the three months ended March 31, 2018 provided net cash of approximately $44,000 which was related to exercise of options. The cash provided by financing activities during the three months ended March 31, 2017 included approximately $2,652,000 in proceeds from the exercise of options and warrants.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. While we are continuing to assess all potential impacts of the standard, we currently believe the impact of this standard will be primarily related to the accounting for our operating lease.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We adopted this standard under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have an impact on our financial statements but we expanded our disclosures related to contracts with customers in Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Controls

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material effect on our business or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit	Date	Description
31.1*	May 7, 2018	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	May 7, 2018	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	May 7, 2018	Section 1350 Certification of Chief Executive Officer
32.2*	May 7, 2018	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 7, 2018

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)