Form 10-Q
period 2018-06-30
TherapeuticsMD, Inc.
filed 2018-07-30
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 23, 2018 was 216,834,059.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current Assets:
Cash	$154,386,930	$127,135,628
Accounts receivable, net of allowance for doubtful accounts of $418,604 and $380,580, respectively	5,625,987	4,328,802
Inventory	1,880,577	1,485,358
Other current assets	5,203,734	6,604,284
Total current assets	167,097,228	139,554,072

Fixed assets, net	403,574	437,055

Other Assets:
Intangible assets, net	3,488,401	3,099,747
Prepaid expenses-long term	759,229	—
Security deposit	150,522	139,036
Total other assets	4,398,152	3,238,783
Total assets	$171,898,954	$143,229,910

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable	$11,427,160	$4,097,600
Accrued expenses and other current liabilities	9,785,210	9,223,595
Total current liabilities	21,212,370	13,321,195

Long-term Liabilities:
Long-term debt	73,141,311	—
Total long-term liabilities	73,141,311	—
Total liabilities	94,353,681	13,321,195

Commitments and Contingencies - See Note 15

Stockholders' Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized:
216,834,059 and 216,429,642 issued and outstanding, respectively	216,834	216,430
Additional paid-in capital	521,608,436	516,351,405
Accumulated deficit	(444,279,997)	(386,659,120)
Total stockholders' equity	77,545,273	129,908,715
Total liabilities and stockholders' equity	$171,898,954	$143,229,910

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues, net	$3,763,010	$4,250,433	$7,536,402	$8,235,897

Cost of goods sold	454,161	681,725	1,087,784	1,341,360
Gross profit	3,308,849	3,568,708	6,448,618	6,894,537

Operating expenses:
Sales, general, and administration	29,466,770	14,628,927	50,224,007	31,466,544
Research and development	6,798,380	8,716,395	13,837,677	16,441,235
Depreciation and amortization	65,603	53,189	125,224	102,888
Total operating expense	36,330,753	23,398,511	64,186,908	48,010,667

Operating loss	(33,021,904)	(19,829,803)	(57,738,290)	(41,116,130)

Other income (expense):
Miscellaneous income	334,238	149,054	648,795	275,022
Accreted interest	—	3,832	—	7,699
Interest expense	(531,382)	—	(531,382)	—
Total other (expense) income	(197,144)	152,886	117,413	282,721

Loss before taxes	(33,219,048)	(19,676,917)	(57,620,877)	(40,833,409)

Provision for income taxes	—	—	—	—

Net loss	$(33,219,048)	$(19,676,917)	$(57,620,877)	$(40,833,409)

Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.27)	$(0.20)

Weighted average number of common shares outstanding	216,640,186	203,384,610	216,583,067	200,602,778

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,620,877)	$(40,833,409)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of fixed assets	79,201	69,000
Amortization of intangible assets	46,023	33,888
Provision for (recovery of) doubtful accounts	38,024	(18,106)
Share-based compensation	4,128,440	3,051,357
Amortization of deferred financing costs	30,155	—
Changes in operating assets and liabilities:
Accounts receivable	(1,335,209)	1,122,386
Inventory	(395,219)	(337,694)
Other current assets	2,539,394	(58,601)
Accounts payable	7,329,560	749,520
Accrued interest	501,227	—
Accrued expenses and other current liabilities	60,388	(2,443,867)
Net cash used in operating activities	(44,598,893)	(38,665,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(434,677)	(367,602)
Purchase of fixed assets	(45,720)	(35,849)
Payment of security deposit	(11,486)	—
Net cash used in investing activities	(491,883)	(403,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	75,000,000	—
Payment of deferred financing fees	(3,786,918)	—
Proceeds from exercise of options	1,128,996	212,360
Proceeds from exercise of warrants	—	3,798,999
Net cash provided by financing activities	72,342,078	4,011,359

Increase (decrease) in cash	27,251,302	(35,057,618)
Cash, beginning of period	127,135,628	131,534,101
Cash, end of period	$154,386,930	$96,476,483

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

Nature of Business

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on commercializing our recently U.S. Food and Drug Administration, or FDA, approved product, IMVEXXY™ (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause, and pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in menopausal women with an intact uterus. The new drug application, or NDA, for TX-001HR has a Prescription Drug User Fee Act target action date for the completion of the FDA’s review of October 28, 2018. IMVEXXY™ and TX-001HR are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. With our SYMBODA™ technology, we are developing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins.

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

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We are currently evaluating the effect of this guidance on our consolidated financial statements and disclosures.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy.

We categorize our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by Accounting Standards Codification, or ASC, 820, Fair Value Measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). Assets and liabilities recorded or disclosed in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

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

At June 30, 2018 and 2017, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with the Company’s impairment test. There was no impairment of intangible assets or long-lived assets during the three and six months ended June 30, 2018 and 2017.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts for the Term Loan (as discussed in Note 9) approximate fair value based on market activity for other debt instruments with similar characteristics and comparable risk.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Inventories related to packaged vitamins, nutritional products and supplements and raw materials are valued using the average-cost method and inventories related to our progesterone and estradiol products are valued using first in first out method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Obsolescence may occur due to product expiring or product improvements rendering previous versions obsolete.

Pre-Launch Inventory

Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expenses during the period the costs are incurred. We have no capitalized pre-launch inventory as of June 30, 2018 and 2017.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prescription Products

As of June 30, 2018, we have not recognized any revenue related to our recently approved product: IMVEXXY™.

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

The transaction price of a contract is the amount of consideration which we expect to be entitled to in exchange for transferring promised goods or services to a customer. Prescription products are sold at fixed wholesale acquisition cost, or WAC, determined based on our list price. However, the total transaction price is variable as it is calculated net of estimated product returns, chargebacks, rebates, coupons, discounts and wholesaler fees. In order to determine the transaction price, we estimate the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract or each variable consideration. We include amounts of variable consideration in a contract’s transaction price only to the extent that we have a relatively high level of confidence that the amounts will not be subject to significant reversals, that is, downward adjustments to revenue recognized for satisfied performance obligations. In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our historical experience and other evidence that supports our qualitative assessment of whether revenue would be subject to a significant reversal. We consider all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur. When determining if variable consideration should be constrained, we consider whether there are factors outside our control that could result in a significant reversal of revenue. In making these assessments, we consider the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of revenue

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors which accounted for all sales during 2018 and the vast majority of sales during 2017. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7 which we ceased manufacturing in October 2017. The sales of Iron 21/7 during the three months ended June 30, 2018 and 2017 were approximately $0 and $12,000, respectively, and $0 and $20,000 for the six months ended June 30, 2018 and 2017, respectively.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of the following:

	June 30, 2018	December 31, 2017
Finished product	$1,652,700	$1,485,358
Work in process	227,877	—
TOTAL INVENTORY	$1,880,577	$1,485,358

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2018	December 31, 2017
Prepaid sales and marketing costs	$2,646,988	$5,335,936
Debt financing fees	1,138,844	—
Prepaid insurance	535,446	680,243
Other prepaid costs	846,889	523,694
Prepaid vendor deposits	35,567	64,411
TOTAL OTHER CURRENT ASSETS	$5,203,734	$6,604,284

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	June 30, 2018	December 31, 2017
Accounting system	$301,096	$301,096
Equipment	319,257	273,536
Furniture and fixtures	116,542	116,542
Computer hardware	80,211	80,211
Leasehold improvements	37,888	37,888
	854,994	809,273
Accumulated depreciation	(451,420)	(372,218)
TOTAL FIXED ASSETS, NET	$403,574	$437,055

Depreciation expense for the three months ended June 30, 2018 and 2017 was $40,777 and $35,400, respectively, and $79,201 and $69,000 for the six months ended June 30, 2018 and 2017, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

The following tables sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(9,486)	$22,465	11.25
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,662,562	(216,934)	1,445,628	14.5
Hormone therapy drug candidate patents (pending)	1,769,681	—	1,769,681	n/a
Non-amortizable intangible assets:
Multiple trademarks	250,627	—	250,627	indefinite
Total	$3,806,564	$(318,163)	$3,488,401

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(8,487)	$23,464	11.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,293,614	(171,911)	1,121,703	15
Hormone therapy drug candidate patents (pending)	1,721,305	—	1,721,305	n/a
Non-amortizable intangible assets:
Multiple trademarks	233,275	—	233,275	indefinite
Total	$3,371,888	$(272,141)	$3,099,747

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the three and six months ended June 30, 2018 and year ended December 31, 2017, there was no impairment recognized related to intangible assets.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have numerous pending foreign and domestic patent applications. As of June 30, 2018, we had 20 issued foreign patents and 19 issued domestic, or U.S., patents including:

●	13 domestic utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us. These domestic utility patents will expire in 2032. In addition, we have pending patent applications with respect to our combination progesterone and estradiol product candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	Three domestic patents that relate to Imvexxy®, our applicator-free vaginal estradiol softgel product. These patents establish an important intellectual property foundation for Imvexxy® and are owned by us. These domestic patents will expire in 2032 or 2033. In addition, we have pending patent applications related to Imvexxy® in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	One domestic utility patent that relates to our pipeline transdermal patch technology, which is owned by us. The domestic utility patent will expire in 2032. We have pending patent applications with respect to this technology in the U.S., Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa; and
●	One utility patent that relates to our OPERA® information-technology platform, which is owned by us and is a domestic patent that will expire in 2029.
●	One domestic utility patent that relates to TX-009HR, our progesterone and estradiol product candidate, which is owned by us and will expire in 2037.

Amortization expense was $24,826 and $17,789 for the three months ended June 30, 2018 and 2017, respectively and $46,023 and $33,888 for the six months ended June 30, 2018 and 2017, respectively. Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2018(6 months)	$49,652
2019	$99,304
2020	$99,304
2021	$99,304
2022	$99,304
Thereafter	$1,021,225

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
Accrued payroll, bonuses and commission costs	$2,825,316	$4,240,379
Allowance for coupons and returns	1,802,125	1,432,846
Accrued sales and marketing costs	1,412,570	420,162
Accrued compensated absences	1,039,684	945,457
Accrued legal and accounting expense	688,012	600,350
Accrued research and development	492,577	366,933
Accrued interest	501,227	—
Accrued rent	383,110	327,099
Other accrued expenses	234,937	525,999
Accrued rebates	207,018	76,917
Allowance for wholesale distributor fees	198,634	172,973
Accrued royalties	—	114,480
TOTAL OTHER CURRENT LIABILITIES	$9,785,210	$9,223,595

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

On May 1, 2018, we entered into a Credit and Security Agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap, as agent, or Agent, and as lender, and the additional lenders party thereto from time to time (together with MidCap as a lender, the Lenders).

The Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $200,000,000, or the Term Loan. Under the terms of the Credit Agreement, the Term Loan will be made in three separate tranches, each, a Tranche, with each Tranche to be made available to us, at our option, upon our achievement of certain milestones. The first Tranche of $75,000,000, or Tranche 1, was drawn by us on June 7, 2018, following approval by the FDA of the NDA for our TX-004HR drug candidate. The second Tranche of $75,000,000, or Tranche 2, may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) that Tranche 1 has been drawn, (ii) the approval by the FDA of the NDA for our TX001HR drug candidate and (iii) we have consummated our first commercial sale in the United States of TX-001HR. The third Tranche of $50,000,000, or Tranche 3, may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) Tranche 2 has been drawn and (ii) we have generated at least $75,000,000 of consolidated net revenue attributable to commercial sales of TX-001HR and TX-004HR during the twelve-month period ending immediately prior to the funding of Tranche 3.

Amounts borrowed under the Term Loan bear interest at a rate equal to the sum of (i) one-month LIBOR (subject to a LIBOR floor of 1.50%) plus (ii) 7.75% per annum. Interest on amounts borrowed under the Term Loan is due and payable monthly in arrears. Principal on each Tranche is payable in 36 equal monthly installments beginning May 1, 2020 until paid in full on May 1, 2023, or the Maturity Date. However, if we generate at least $95,000,000 of consolidated net revenue attributable to commercial sales of TX-001HR and TX-004HR by December 31, 2019, we may extend the interest-only period by an additional 12 months to May 1, 2021. Interest expense related to this Term Loan for the three and six months ending June 30, 2018 was $501,227.

The Term Loan may be prepaid, in whole or in part, subject to a prepayment fee on the amount being prepaid (or required to be prepaid, if such amount is greater) of (i) 4.0% for the first year following the Tranche 1 funding date, (ii) 3.0% for the second year following the Tranche 1 funding date and (iii) 2.0% thereafter. Upon repayment of the Term Loan at the Maturity Date or prepayment on any earlier date, we will be required to pay a termination payment based on the principal amount paid or prepaid. In connection with the execution of the Credit Agreement, we paid the Agent, for the benefit of all Lenders, an origination fee equal to 1.00% of the maximum potential amount of the Term Loan. We are also required to pay the Agent an annual administration fee of 0.25% based on the amounts borrowed under the Term Loan, in addition to other fees and expenses.

Our obligations under the Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all of our existing and after-acquired assets. Our obligations under the Credit Agreement are guaranteed by each of our future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of ours and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions). The Credit Agreement contains customary restrictions and covenants. Among other requirements, we must (i) maintain a minimum cash balance of $50,000,000 and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our products. As of June 30, 2018, we were in compliance with the covenants under the Credit Agreement.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement also contains customary covenants that limit, among other things, our ability to (i) incur indebtedness, (ii) incur liens on our property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain permitted indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement contains customary representations and warranties and events of default relating to, among other things, payment defaults, breaches of covenants, the occurrence of any fact, event or circumstance that could reasonably be expected to result in a Material Adverse Effect (as defined in the Credit Agreement), delisting of the our common stock, par value $0.001 per share, or Common Stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments and inaccuracies of representations and warranties. Upon or after an event of default, the agent and the Lenders may declare all or a portion of our obligations under the Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement.

As of June 30, 2018, we had $75,000,000 in borrowings outstanding under the Term Loan, which are classified as long-term debt in the accompanying unaudited consolidated financial statements. We incurred $3,786,918 in debt issuance costs related to the Term Loan. Debt financing fees related to the entire Term Loan have been allocated pro rata between the funded and unfunded portions of each tranche. Allocated debt financing fees related to Tranche 1 of $1,888,844 have been reclassified to debt discount and are accreted to interest expense using the effective interest method. Debt financing fees associated with unfunded tranches are deferred as assets until Tranche 1 and Tranche 2 milestones have been met. Deferred financing fees related to Tranche 1 are included in Other current assets and deferred financing fees related to Tranche 2 are included in Prepaid expenses - long term in the accompanying unaudited consolidated financial statements. During the three and six months ended June 30, 2018, we amortized $30,155 of debt issuance costs related to Tranche 1 as interest expense in our accompanying unaudited consolidated financial statements. The overall effective interest rate was 10.6% as of June 30, 2018. As of June 30, 2018, the carrying value of debt consists of the following:

June 30, 2018
Term Loan	$75,000,000
Debt discount and financing fees	(1,858,689)
Total long-term debt	$73,141,311

NOTE 10 – NET LOSS PER SHARE

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

	Three and six months ended
	June 30, 2018	June 30, 2017
Stock options	25,210,899	23,402,100
Warrants	3,007,571	3,115,905
	28,218,470	26,518,005

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2018, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At June 30, 2018, we had 350,000,000 shares of Common Stock authorized for issuance, of which 216,834,059 shares of Common Stock were issued and outstanding.

Issuances During the Three and Six Months Ended June 30, 2018

During the three months ended June 30, 2018, certain individuals exercised stock options to purchase 249,785 shares of Common Stock for $1,084,939 in cash. During the six months ended June 30, 2018, certain individuals exercised stock options to purchase 394,576 shares of Common Stock for $1,128,996 in cash. Also, during the six months ended June 30, 2018, stock options to purchase 10,000 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 9,841 shares of Common Stock were issued.

Issuances During the Three and Six Months Ended June 30, 2017

During the three months ended June 30, 2017, certain individuals exercised stock options to purchase 5,000 shares of Common Stock for $20,050 in cash. During the six months ended June 30, 2017, certain individuals exercised stock options to purchase 100,046 shares of Common Stock for $212,360 in cash.

Warrants to Purchase Common Stock

As of June 30, 2018, we had warrants outstanding to purchase an aggregate of 3,007,571 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.08 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.78 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend rate and the term of the warrant. During the six months ended June 30, 2018, we granted warrants to purchase 175,000 shares of Common Stock to outside consultants at an exercise price of $5.16. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; volatility of 62.1%; risk free rate of 2.36%; and dividend yield of 0%. The grant date fair value of the warrants was $2.79 per share. The warrants vest ratably over a 12-month period and have an expiration date of March 15, 2023. During the six months ended June 30, 2017, we granted warrants to purchase 125,000 shares of Common Stock to outside consultants at an exercise price of $6.83 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 63.24%; risk free rate of 1.47%; and dividend yield of 0%. The grant date fair value of the warrants was $3.67 per share. The warrants vest ratably over a 12-month period and have an expiration date of March 15, 2022.

During the three months ended June 30, 2018 and 2017, we recorded $164,840 and $69,089, respectively, and during the six months ended June 30, 2018 and 2017, we recorded $256,315 and $115,774, respectively, as share based compensation expense in the accompanying consolidated financial statements related to warrants. As of June 30, 2018, total unrecognized estimated compensation expense related to the unvested portion of these warrants was approximately $345,000 which is expected to be recognized over a weighted-average period of 0.7 years.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2013, we entered into a consulting agreement with Sancilio and Company, Inc., or SCI, to develop drug platforms to be used in our hormone replacement drug candidates. These services include support of our efforts to successfully obtain FDA approval for our drug candidates, including a vaginal capsule for the treatment of VVA. In connection with the agreement, SCI agreed to forfeit its rights to receive warrants to purchase 833,000 shares of our Common Stock that were to be granted pursuant to the terms of a prior consulting agreement dated May 17, 2012. As consideration under the agreement, we agreed to issue to SCI a warrant to purchase 850,000 shares of our Common Stock at $2.01 per share that has vested or will vest, as applicable, as follows:

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

3.	283,334 shares were going to vest upon the receipt by us, prior to the warrant expiration date of April 30, 2018, of any final FDA approval of a drug candidate that SCI helped us design. Since the receipt of such approval did not occur before warrant’s expiration date, the warrant expired on April 30, 2018.

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to SCI for services to be rendered over approximately five years beginning in May 2012. The warrants vested upon issuance. Services provided are to include (a) services in support of our drug development efforts, including services in support our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain new drug approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. During the three months ended June 30, 2018 and 2017, we recorded $0 and $64,449, respectively, and during the six months ended June 30, 2018 and 2017, we recorded $0 and $128,898, respectively, as non-cash compensation with respect to these warrants in the accompanying consolidated financial statements. This warrant was fully exercised, of which 800,000 shares were exercised in 2017 and 500,000 shares were exercised in 2016. As of June 30, 2018, the SCI warrants issued in 2013 and 2012 were fully amortized.

During the three months ended June 30, 2018, no warrants were exercised. During the three months ended June 30, 2017, certain individuals exercised warrants to purchase 666,666 shares of Common Stock for $1,338,999 in cash. In addition, during the three months ended June 30, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued. During the six months ended June 30, 2018, no warrants were exercised. During the six months ended June 30, 2017, certain individuals exercised warrants to purchase 2,476,666 shares of Common Stock for $3,798,999 in cash. In addition, during the three months ended June 30, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares of Common Stock authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of June 30, 2018, there were non-qualified stock options to purchase 18,932,425 shares of Common Stock outstanding under the 2009 Plan. As of June 30, 2018, there were 1,578,787 shares of Common Stock available to be issued under 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of June 30, 2018, there were non-qualified stock options to purchase 6,278,474 shares of Common Stock outstanding under the 2012 Plan. As of June 30, 2018, there were 3,473,333 shares of Common Stock available to be issued under 2012 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model for options granted during the six months ended June 30, 2018 and 2017 are set forth in the table below.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Risk-free interest rate	2.38-2.63%	1.84-2.01%
Volatility	61.82-64.04%	61.56-63.95%
Term (in years)	5.1-6.25	5.5-6.25
Dividend yield	0.00%	0.00%

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	23,365,225	$3.78	5.13	$64,664,821
Granted	2,315,500	$5.26
Exercised	(404,576)	$2.79		$1,386,827
Expired/Forfeited	(62,250)	$7.61
Balance at June 30, 2018	25,210,899	$3.92	5.16	$69,013,547
Vested and Exercisable at
June 30, 2018	20,565,025	$3.46	4.30	$66,096,342
Unvested at June 30, 2018	4,645,874	$5.98	8.96	$2,917,204

At June 30, 2018, our outstanding stock options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value per share of options granted was $3.15 and $3.82 during the six months ended June 30, 2018 and 2017, respectively. Share-based compensation expense for options recognized in our results of operations for the three months ended June 30, 2018 and 2017 ($2,212,241 and $1,505,625, respectively) and for the six months ended June 30, 2018 and 2017 ($3,872,125 and $2,806,685, respectively) is based on vested awards. At June 30, 2018, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $13,817,000 which may be adjusted for future forfeitures. This cost is expected to be recognized over a weighted-average period of 2.4 years. No tax benefit was realized due to a continued pattern of operating losses.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2018 as a result of (i) the losses recorded during the six months ended June 30, 2018, (ii) additional losses expected for the remainder of 2018, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2018, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 13 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our company or a committee consisting of independent directors of our company since July 2015. During the three months ended June 30, 2018 and 2017, we were billed by Catalent approximately $1,266,000 and $1,754,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. During the six months ended June 30, 2018 and 2017, we were billed by Catalent approximately $2,040,000 and $2,460,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of June 30, 2018 and December 31, 2017, there were amounts due to Catalent of approximately $751,000 and $523,000, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – BUSINESS CONCENTRATIONS

We purchase our products from several suppliers with approximately 100% of our purchases supplied from one vendor for both the six months ended June 30, 2018 and 2017.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the six months ended June 30, 2018, four customers each generated more than 10% of our total revenues. During the six months ended June 30, 2017, five customers each generated more than 10% of our total revenues. Revenue generated from four major customers combined accounted for approximately 71% of our recognized revenue for the six months ended June 30, 2018 and revenue generated from five major customers combined accounted for approximately 70% of our recognized revenue for the six months ended June 30, 2017.

During the six months ended June 30, 2018, PI Services generated approximately $981,000 of our revenue, Pillpack, Inc. generated approximately $2,088,000 of our revenue, AmerisourceBergen generated approximately $1,283,000 of our revenue and Cardinal Health generated approximately $971,000 of our revenue. During the six months ended June 30, 2017, Pharmacy Innovations TX generated approximately $834,000 of our revenue, Pharmacy Innovations PA generated approximately $1,863,000 of our revenue, AmerisourceBergen generated approximately $1,053,000 of our revenue, Cardinal Health generated approximately $1,119,000 of our revenue and McKesson Corporation generated approximately $907,000 of our revenue.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The rental expense related to our current lease during the three months ended June 30, 2018 and 2017 was approximately $257,000 and $265,000, respectively. The rental expense related to our current lease during both the six months ended June 30, 2018 and 2017 was $515,000.

As of June 30, 2018, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2018 (6 months)	$499,831
2019	1,094,116
2020	1,113,069
2021	943,127
2022	—
Total minimum lease payments	$3,650,143

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

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: whether the FDA will approve the NDA for the company’s TX-001HR product candidate and whether such approval will occur by the PDUFA target action date; our ability to maintain or increase sales of our products; our ability to develop and commercialize our hormone therapy drug candidates and obtain additional financing necessary therefor; whether we will be able to comply with the covenants and conditions under our term loan agreement; the length, cost and uncertain results of our clinical trials, the potential of adverse side effects or other safety risks that could preclude the approval of our hormone therapy drug candidates or adversely affect the commercialization of our current or future approved products; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

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

Overview

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. Currently, we are focused on commercializing our recently U.S. Food and Drug Administration, or FDA, approved product, IMVEXXY™ (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause, and pursuing the regulatory approvals and pre-commercialization activities necessary for commercialization of TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in menopausal women with an intact uterus. The new drug application, or NDA, for TX-001HR has a Prescription Drug User Fee Act target action date for the completion of the FDA’s review of October 28, 2018. IMVEXXY™ and TX-001HR are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. With our SYMBODA™ technology, we are developing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. In addition, we manufacture and distribute branded and generic prescription prenatal vitamins.

Our common stock, par value $0.001 per share, or the Common Stock, is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC, or the Nasdaq, under the symbol “TXMD.” We maintain websites at www.therapeuticsmd.com, www.vitamedmdrx.com, www.bocagreenmd.com, and www.IMVEXXY.com. The information contained on our websites or that can be accessed through our websites does not constitute part of this Quarterly Report on Form 10-Q.

Research and Development

We have submitted two NDAs to the FDA. In December 2017, we submitted our NDA for TX-001HR, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in menopausal women with an intact uterus. The Prescription Drug User Fee Act, or PDUFA, target action date for our TX-001HR drug candidate is October 28, 2018.  In November 2017, we re-submitted our NDA for TX-004HR, our applicator-free vaginal estradiol softgel drug candidate for the treatment of moderate to severe dyspareunia (vaginal pain during sexual intercourse), a symptom of vulvar and vaginal atrophy, or VVA, in menopausal women with vaginal linings that do not receive enough estrogen. On May 30, 2018, we announced that the FDA had approved the 4 mcg and 10 mcg doses of TX-004HR: IMVEXXY TM (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of VVA, due to menopause. The 4-mcg formulation of TX-004HR represents the lowest FDA-approved dose of vaginal estradiol available. We intend to leverage and grow our current marketing and sales organization to commercialize our advanced hormone therapy drug candidates in the United States assuming the successful completion of the FDA regulatory process. We believe that our national sales force has developed strong relationships in the OB/GYN market to sell our current prescription prenatal vitamin products and that by delivering additional products through the same sales channel we can leverage our already deployed assets.

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

MITT = Modified intent to treat

ŦPer FDA, consensus hyperplasia refers to the concurrence of two of the three pathologists be accepted as the final diagnosis

We submitted the NDA for TX-001HR to the FDA on December 28, 2017. In March 2018, the FDA, in its 74-day letter, stated that the application was sufficiently complete to permit a substantive review and that, as of the date of the letter, the FDA had not identified any potential review issues. The FDA noted that the filing review was only a preliminary evaluation of the application and was not indicative of deficiencies that may be identified during the FDA’s review. The PDUFA target action date for the completion of the FDA's review is October 28, 2018.

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

TX-004HR:  IMVEXXY™

On May 30, 2018, we announced that the FDA had approved the 4 mcg and 10 mcg doses of IMVEXXY™ (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of VVA, due to menopause.  The 4-mcg formulation of IMVEXXY™  represents the lowest FDA-approved dose of vaginal estradiol available.  IMVEXXY™ became available for commercial distribution in late July 2018.  We anticipate that IMVEXXY™  will be widely commercially available in August 2018.

As part of the FDA's approval of IMVEXXY™, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen, such as IMVEXXY™.  In connection with the observational study, we will be required to provide progress reports to the FDA on an annual basis.

As of June 30, 2018, we had 20 issued foreign patents and 19 issued domestic or, U.S., patents, which included 13 domestic utility patents that relate to our combination progesterone and estradiol formulations, three domestic utility patents that relate to IMVEXXY™, which establish an important intellectual property foundation for IMVEXXY™, one domestic utility patent that relates to a pipeline transdermal patch technology, one domestic utility patent that relates to our OPERA® information technology platform and one domestic utility patent that relates to TX-009HR, our progesterone and estradiol drug candidate.

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

The following table indicates our research and development expense by project/category for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(000s)		(000s)
TX 001-HR	$2,062	$5,377	$5,415	$8,905
TX 002-HR	—	—	—	—
TX 004-HR	1,758	2,767	3,158	4,712
Other research and development	2,979	572	5,265	2,824
Total	$6,799	$8,716	$13,838	$16,441

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

Results of Operations

Three months ended June 30, 2018 compared with three months ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Change
	(000s)
Revenues, net	$3,763	$4,250	$(487)
Cost of goods sold	454	682	(228)
Operating expenses	36,331	23,398	12,933
Operating loss	(33,022)	(19,830)	(13,192)
Other (expense) income, net	(197)	153	(350)
Net loss	$(33,219)	$(19,677)	$(13,542)

Revenues and Cost of Goods Sold

Revenues for the three months ended June 30, 2018 decreased approximately $487,000, or 11%, to approximately $3,763,000, compared with approximately $4,250,000 for the three months ended June 30, 2017. This decrease was primarily attributable to a decrease in the average net revenue per unit of our products, which was primarily related to higher estimates related to offered discounts in 2018, partially offset by an increase in the number of units sold. Cost of goods sold decreased approximately $228,000 or 33%, to approximately $454,000 for the three months ended June 30, 2018, compared with approximately $682,000 for the three months ended June 30, 2017. Our gross margin was approximately 88% and 84% for the three-month periods ended June 30, 2018 and 2017, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended June 30,
	2018	2017
Research and development costs	18.7%	37.2%
Human resource related costs, including salaries, benefits and taxes	21.9%	24.7%
Sales and marketing costs, excluding human resource costs	45.8%	24.5%
Professional fees for legal, accounting and consulting	5.4%	5.1%
Other operating expenses	8.2%	8.5%

Operating expenses increased by approximately $12,933,000, or 55%, to approximately $36,331,000 for the three months ended June 30, 2018, from approximately $23,398,000 for the three months ended June 30, 2017 as a result of the following items:

	Three Months Ended June 30,
	2018	2017	Change
	(000s)
Research and development costs	$6,799	$8,716	$(1,917)
Human resources related costs including salaries, benefits and taxes	7,968	5,785	2,183
Sales and marketing, excluding human resources costs	16,623	5,729	10,894
Professional fees for legal, accounting and consulting	1,966	1,184	782
Other operating expenses	2,975	1,984	991
Total operating expenses	$36,331	$23,398	$12,933

Research and development costs for the three months ended June 30, 2018 decreased by approximately $1,917,000, or 22%, to approximately $6,799,000, compared with $8,716,000 for the three months ended June 30, 2017. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a direct result of the completion of the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate, and FDA approval of IMVEXXYTM, our applicator-free vaginal estradiol softgel drug. Research and developments costs during the three months ended June 30, 2018 included the following research and development projects.

During the three months ended June 30, 2018 and the period from February 2013 (project inception) through June 30, 2018, we have incurred approximately $2,062,000 and $120,812,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the three months ended June 30, 2018 and the period April 2013 (project inception) through June 30, 2018, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended June 30, 2018 and the period from August 2014 (project inception) through June 30, 2018, we have incurred approximately $2,979,000 and $44,007,000, respectively, in research and development costs with respect to IMVEXXYTM, our applicator-free vaginal estradiol softgel drug.

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

Sales and marketing costs for the three months ended June 30, 2018 increased by approximately $10,894,000, or 190%, to approximately $16,623,000, compared with approximately $5,729,000 for the three months ended June 30, 2017, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and commercialization of IMVEXXYTM and our pre-commercialization expenses for our TX-001HR drug candidate, including costs related to outsourced sales personnel and their related expenses. We expect sales and marketing expenses to continue to increase as we continue to support commercialization of our products and drug candidates.

Other operating expense for the three months ended June 30, 2018 increased by approximately $991,000, or 50%, to approximately $2,975,000, compared with approximately $1,984,000 for the three months ended June 30, 2017, as a result of increased information technology, travel and other office expenses.

Human resource costs, including salaries, benefits and taxes, for the three months ended June 30, 2018 increased by approximately $2,183,000, or 38%, to approximately $7,968,000, compared with approximately $5,785,000 for the three months ended June 30, 2017, primarily as a result of an increase of approximately $1,375,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of IMVEXXYTM, pre-commercialization expenses for our TX-001HR drug candidate and an increase of approximately $808,000 in non-cash compensation expense included in this category related to employee stock based compensation during 2018 as compared to 2017.

Professional fees for the three months ended June 30, 2018 increased by approximately $782,000, or 66%, to approximately $1,966,000, compared with approximately $1,184,000 for the three months ended June 30, 2017, primarily as a result of increased legal expenses.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $13,192,000, or 67%, to approximately $33,022,000 for the three months ended June 30, 2018, compared with approximately $19,830,000 for the three months ended June 30, 2017, primarily as a result of increased personnel costs, sales and marketing expenses to support commercialization of IMVEXXYTM and pre-commercialization expenses for our TX-001HR drug candidate, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, as well a decrease in revenue, partially offset by a decrease in research and development costs.

As a result of the continued development of our hormone therapy drug candidates and IMVEXXYTM, we anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXYTM, and receive approval from the FDA for, and successfully commercialize, our TX-001HR drug candidate, although there is no assurance that we will attain such approval or that any commercialization of IMVEXXYTM and TX-001HR, if approved, will be successful.

Other (expense) income, net

Other non-operating (expense) income, net decreased by approximately $350,000, or 229%, to other expense, net of approximately $197,000 for the three months ended June 30, 2018, compared with other income, net of approximately $153,000 for the comparable period in 2017, primarily as a result of increased interest expense related to our Term Loan, partially offset by increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $13,542,000, or 69%, to approximately $33,219,000 for the three months ended June 30, 2018, compared with approximately $19,677,000 for the three months ended June 30, 2017. Net loss per share of Common Stock, basic and diluted, was ($0.15) for the three months ended June 30, 2018 and ($0.10) for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Change
	(000s)
Revenues, net	$7,536	$8,236	$(700)
Cost of goods sold	1,088	1,341	(253)
Operating expenses	64,186	48,011	16,175
Operating loss	(57,738)	(41,116)	(16,622)
Other income, net	117	283	(166)
Net loss	$(57,621)	$(40,833)	$(16,788)

Revenues and Cost of Goods Sold

Revenues for the six months ended June 30, 2018 decreased approximately $700,000, or 8%, to approximately $7,536,000, compared with approximately $8,236,000 for the six months ended June 30, 2017. This decrease was primarily attributable to a decrease in the average net revenue per unit of our products, which was primarily related to higher estimates related to offered discounts in 2018, partially offset by an increase in the number of units sold. Cost of goods sold decreased approximately $253,000, or 19%, to approximately $1,088,000 for the six months ended June 30, 2018, compared with approximately $1,341,000 for the six months ended June 30, 2017. Our gross margin was approximately 86% and 84% for the six-month periods ended June 30, 2018 and 2017, respectively.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Six Months Ended June 30,
	2018	2017
Research and development costs	21.6%	34.2%
Human resource related costs, including salaries, benefits and taxes	22.4%	23.9%
Sales and marketing costs, excluding human resource costs	42.2%	28.0%
Professional fees for legal, accounting and consulting	5.9%	5.8%
Other operating expenses	7.9%	8.1%

Operating expenses increased by approximately $16,175,000, or 34%, to approximately $64,186,000 for the six months ended June 30, 2018, from approximately $48,011,000 for the six months ended June 30, 2017 as a result of the following items:

	Six Months Ended June 30,
	2018	2017	Change
	(000s)
Research and development costs	$13,838	$16,441	$(2,603)
Human resources related costs including salaries, benefits and taxes	14,385	11,449	2,936
Sales and marketing, excluding human resources costs	27,118	13,428	13,690
Professional fees for legal, accounting and consulting	3,761	2,790	971
Other operating expenses	5,084	3,903	1,181
Total operating expenses	$64,186	$48,011	$16,175

Research and development costs for the six months ended June 30, 2018 decreased by approximately $2,603,000, or 16%, to approximately $13,838,000, compared with $16,441,000 for the six months ended June 30, 2017. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a direct result of the completion of the REPLENISH Trial for TX-001HR, our combination estradiol and progesterone drug candidate, and FDA approval of IMVEXXYTM, our applicator-free vaginal estradiol softgel drug. Research and developments costs during the six months ended June 30, 2018 included the following research and development projects.

During the six months ended June 30, 2018 and the period from February 2013 (project inception) through June 30, 2018, we have incurred approximately $5,415,000 and $120,812,000, respectively, in research and development costs with respect to TX-001HR, our combination estradiol and progesterone drug candidate.

During the six months ended June 30, 2018 and the period April 2013 (project inception) through June 30, 2018, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the six months ended June 30, 2018 and the period from August 2014 (project inception) through June 30, 2018, we have incurred approximately $3,158,000 and $44,007,000, respectively, in research and development costs with respect to IMVEXXYTM, our applicator-free vaginal estradiol softgel drug.

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

Sales and marketing costs for the six months ended June 30, 2018 increased by approximately $13,690,000, or 102%, to approximately $27,118,000, compared with approximately $13,428,000 for the six months ended June 30, 2017, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and commercialization of IMVEXXYTM and pre-commercialization expenses for our TX-001HR drug candidate, including costs related to outsourced sales personnel and their related expenses. We expect sales and marketing expenses to continue to increase as we continue to support commercialization of our products and drug candidates.

Other operating expense for the six months ended June 30, 2018 increased by approximately $1,181,000, or 30%, to approximately $5,084,000, compared with approximately $3,903,000 for the six months ended June 30, 2017, as a result of increased information technology and other office expenses, insurance, licensing and exchange fees partially offset by decreased investor relations expenses.

Human resource costs, including salaries, benefits and taxes, for the six months ended June 30, 2018 increased by approximately $2,936,000, or 26%, to approximately $14,385,000, compared with approximately $11,449,000 for the six months ended June 30, 2017, primarily as a result of an increase of approximately $1,704,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of IMVEXXYTM, pre-commercialization expenses for our TX-001HR drug candidate and an increase of approximately $1,232,000 in non-cash compensation expense included in this category related to employee stock based compensation during 2018 as compared to 2017.

Professional fees for the six months ended June 30, 2018 increased by approximately $971,000, or 35%, to approximately $3,761,000, compared with approximately $2,790,000 for the six months ended June 30, 2017, primarily as a result of increased legal expenses.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $16,622,000, or 40%, to approximately $57,738,000 for the six months ended June 30, 2018, compared with approximately $41,116,000 for the six months ended June 30, 2017, primarily as a result of increased personnel costs, sales and marketing expenses to support launch and commercialization of  IMVEXXYTM, pre-commercialization expenses for our TX-001HR drug candidate, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, as well a decrease in revenue, partially offset by a decrease in research and development costs.

As a result of the continued development of our hormone therapy drug candidates and IMVEXXYTM, we anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXYTM, and receive approval from the FDA for, and successfully commercialize, our TX-001HR drug candidate, although there is no assurance that we will attain such approval or that any commercialization of IMVEXXYTM or TX-001HR, if approved, will be successful.

Other Income, Net

Other non-operating income, net decreased by approximately $166,000, or 59%, to approximately $117,000 for the six months ended June 30, 2018 compared with approximately $283,000 for the comparable period in 2017, primarily as a result of an increase in interest expense on our Term Loan, partially offset by increased interest income.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $16,788,000, or 41%, to approximately $57,621,000 for the six months ended June 30, 2018, compared with approximately $40,833,000 for the six months ended June 30, 2017. Net loss per share of Common Stock, basic and diluted, was ($0.27) for the six months ended June 30, 2018 and ($0.20) for the six months ended June 30, 2017.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the year ended December 31, 2017, we received approximately $68,573,000 in net proceeds from the issuance of shares of our Common Stock. As of June 30, 2018, we had cash totaling approximately $154,387,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We currently intend to fund the next phase of our commercialization expenses for our recently approved IMVEXXYTM and pre-commercialization expenses for our TX-001HR drug candidate through funds available under our Term Loan.

On May 1, 2018, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and our subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as an agent and as lender, and the additional lenders party thereto from time to time, which provides a secured term loan facility in an aggregate principal amount of up to $200,000,000, or the Term Loan.  Under the terms of the Credit Agreement, the Term Loan will be made in three separate tranches, each, a Tranche, with each Tranche to be made available to us, at our option, upon our achievement of certain milestones. The first Tranche of $75,000,000, or Tranche 1, was drawn by us on June 7, 2018, following approval by FDA of the NDA for IMVEXXYTM.. We intend to use the proceeds from the first draw down to support the commercial launch of IMVEXXYTM. The second Tranche of $75,000,000, or Tranche 2, may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) that Tranche 1 has been drawn, (ii) the approval by the FDA of the NDA for our TX-001HR drug candidate and (iii) we have consummated our first commercial sale in the United States of TX-001HR. The third Tranche of $50,000,000, or Tranche 3, may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) Tranche 2 has been drawn and (ii) we have generated at least $75,000,000 of consolidated net revenue attributable to commercial sales of TX-001HR and TX-004HR during the twelve-month period ending immediately prior to the funding of Tranche 3.

During the six months ended June 30, 2018, certain individuals exercised options to purchase 394,576 shares of Common Stock for $1,128,996.

For the six months ended June 30, 2018, our days sales outstanding, or DSO, was 136 days compared to 97 days for the year ended December 31, 2017. The increase in our DSO as of June 30, 2018 was partially related to extended terms given to our customers in connection with the launch of IMVEXXYTM, which resulted in later timing of payments received from our customers subsequent to June 30, 2018, in addition to increased coupons and discounts during the second quarter which lowered our net revenues. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, as compared to the terms previously provided to our retail pharmacy distributors, changes in the healthcare industry and specific terms that may be extended in connection with the launch of our hormone therapy drug candidates, if approved.

We believe that our existing cash and availability under the Term Loan will allow us to fund our operating plan through at least the next 12 months from the date of this quarterly report. However, if the commercialization of our hormone therapy drug candidates is delayed, our existing cash may be insufficient to satisfy our liquidity requirements until we are able to commercialize our hormone therapy drug candidates and we may not be able to access funds under the Term Loan. If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing and other pre-commercialization efforts and we may seek to sell additional equity or debt securities. Our ability to obtain additional debt financing is restricted pursuant to the Credit Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, to the extent permitted under the Credit Agreement, the ownership interests of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, certain of which are restricted under the Credit Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products, if permitted under the Credit Agreement. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the clinical development of and commercialize of our hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2018	2017
	(000s)
Net cash used in operating activities	$(44,599)	$(38,666)
Net cash used in investing activities	$(492)	$(403)
Net cash provided by financing activities	$72,342	$4,011

Operating Activities

The principal use of cash in operating activities for the six months ended June 30, 2018 was to fund our current expenses primarily related to supporting clinical development, scale-up and manufacturing activities and future commercial activities, adjusted for non-cash items. The increase of approximately $5,933,000 in cash used in operating activities for the six months ended June 30, 2018 compared with the comparable period in the prior year was due primarily to an increase in our net loss and non-cash compensation expense coupled with changes in the components of working capital.

Investing Activities

An increase in spending on patent and trademarks resulted in an increase in cash used in investing activities for the six months ended June 30, 2018 compared with the same period in 2017.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the six months ended June 30, 2018 provided net cash of approximately $72,342,000 which consisted of the net funding from our Term Loan (approximately $71,213,000) and the exercise of options (approximately $1,129,000). The cash provided by financing activities during the six months ended June 30, 2017 included approximately $4,011,000 in proceeds from the exercise of options and warrants.

New Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We are currently evaluating the effect of this guidance on our consolidated financial statements and disclosures.

In February 2016 FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. While we are continuing to assess all potential impacts of the standard, we currently believe the impact of this standard will be primarily related to the accounting for our operating lease.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize this risk, we intend to maintain an investment portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates.  Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are also subject to market risk in connection with borrowings under our Term Loan.  Amounts borrowed under our Term Loan bear interest at a rate equal to the sum of (i) one month LIBOR (subject to a LIBOR floor of 1.50%) plus (ii) 7.75% per annum.  At June 30, 2018, the outstanding principal balance on our Term Loan, net of issuance costs, was approximately $73,141,000. Considering the total outstanding balance of approximately $75,000,000, as of June 30, 2018, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $750,000 per year.

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

Changes in Internal Controls

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have been informed by the staff (“Staff”) of the Securities and Exchange Commission (the “SEC”) that the Staff is conducting a formal investigation concerning whether certain of our communications during 2017 regarding TX-004HR may have violated Regulation FD.  We are cooperating with the Staff in connection with the investigation.  Any determination that our actions violated Regulation FD could result in penalties or other remedies being imposed.  While we believe that any such penalties and other remedies  would be immaterial from a financial perspective, no assurance can be made about the ultimate outcome of the investigation, and there can be no assurance that any such penalties and remedies would not have a material adverse effect on our business.

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material effect on our business or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit	Date	Description
10.1+	April 20, 2016	Softgel Commercial Supply Agreement, by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC.
10.2+	May 1, 2018	Credit and Security Agreement, by and among TherapeuticsMD, Inc., as borrower, its subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as agent and as lender, and the additional lenders party thereto from time to time.
10.3*	May 9, 2018	Fourth Amendment to Lease between the Company and 6800 Broken Sound, LLC.
31.1*	July 30, 2018	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	July 30, 2018	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	July 30, 2018	Section 1350 Certification of Chief Executive Officer
32.2*	July 30, 2018	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

____________________________

* Filed herewith.

+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect to this omitted information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 30, 2018

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)

