Form 10-Q
period 2018-09-30
TherapeuticsMD, Inc.
filed 2018-11-08
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 1, 2018 was 237,881,189.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
INDEX

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$189,999,293	$127,135,628
Accounts receivable, net of allowance for doubtful accounts of $612,056 and $380,580, respectively	12,802,652	4,328,802
Inventory	2,378,221	1,485,358
Other current assets	6,509,646	6,604,284
Total current assets	211,689,812	139,554,072

Fixed assets, net	381,928	437,055

Other Assets:
Intangible assets, net	3,771,530	3,099,747
License rights	20,000,000	—
Long term deferred financing fees	759,229	—
Security deposit	150,522	139,036
Total other assets	24,681,281	3,238,783
Total assets	$236,753,021	$143,229,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,382,093	$4,097,600
Accrued expenses and other current liabilities	17,894,582	9,223,595
Total current liabilities	29,276,675	13,321,195

Long-term Liabilities:
Long-term debt	73,261,065	—
Total long-term liabilities	73,261,065	—
Total liabilities	102,537,740	13,321,195

Commitments and Contingencies - See Note 15

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized:
236,464,789 and 216,429,642 issued and outstanding, respectively	236,465	216,430
Additional paid-in capital	613,864,115	516,351,405
Accumulated deficit	(479,885,299)	(386,659,120)
Total stockholders’ equity	134,215,281	129,908,715
Total liabilities and stockholders’ equity	$236,753,021	$143,229,910

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues, net	$3,473,535	$4,417,598	$11,009,937	$12,653,495

Cost of goods sold	699,118	700,814	1,786,902	2,042,174
Gross profit	2,774,417	3,716,784	9,223,035	10,611,321

Operating expenses:
Sales, general, and administration	30,354,072	12,057,868	80,578,079	43,524,412
Research and development	6,708,271	6,436,802	20,545,948	22,878,037
Depreciation and amortization	73,321	54,055	198,545	156,943
Total operating expense	37,135,664	18,548,725	101,322,572	66,559,392

Operating loss	(34,361,247)	(14,831,941)	(92,099,537)	(55,948,071)

Other income (expense):
Miscellaneous income	809,022	167,300	1,457,817	442,322
Accreted interest	—	—	—	7,699
Interest expense	(2,053,077)	—	(2,584,459)	—
Total other (expense) income	(1,244,055)	167,300	(1,126,642)	450,021

Loss before taxes	(35,605,302)	(14,664,641)	(93,226,179)	(55,498,050)

Provision for income taxes	—	—	—	—

Net loss	$(35,605,302)	$(14,664,641)	$(93,226,179)	$(55,498,050)

Net loss per share, basic and diluted	$(0.16)	$(0.07)	$(0.42)	$(0.27)

Weighted average number of common shares outstanding	228,107,240	207,938,338	220,466,673	203,282,335

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,226,179)	$(55,498,050)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of fixed assets	121,423	104,622
Amortization of intangible assets	77,123	52,321
Provision for doubtful accounts	231,475	1,555
Share-based compensation	6,388,635	5,037,783
Amortization of deferred financing costs	149,909	—
Changes in operating assets and liabilities:
Accounts receivable	(8,705,325)	106,509
Inventory	(892,863)	(217,196)
Other current assets	1,233,482	(831,623)
Accounts payable	7,284,493	(3,159,145)
Accrued interest	59,375	—
Accrued expenses and other current liabilities	8,611,611	(946,853)
Net cash used in operating activities	(78,666,841)	(55,350,077)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for intellectual property license	(20,000,000)	—
Patent costs	(748,906)	(439,770)
Purchase of fixed assets	(66,295)	(35,849)
Payment of security deposit	(11,485)	—
Net cash used in investing activities	(20,826,686)	(475,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	89,907,797	68,572,635
Proceeds from term loan	75,000,000	—
Payment of deferred financing fees	(3,786,918)	—
Proceeds from exercise of options	1,236,313	212,615
Proceeds from exercise of warrants	—	3,798,999
Net cash provided by financing activities	162,357,192	72,584,249

Increase in cash	62,863,665	16,758,553
Cash, beginning of period	127,135,628	131,534,101
Cash, end of period	$189,999,293	$148,292,654

Supplemental disclosure of cash flow information
Interest paid	$1,759,316	$—

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

Nature of Business

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. In July 2018, we launched our recently U.S. Food and Drug Administration, or FDA, approved product, IMVEXXY™ (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause.  We are also focused on commercialization activities necessary for commercialization of TX-001HR, or BIJUVA™, our bio-identical hormone therapy combination of 17ß- estradiol and progesterone in a single, oral softgel drug candidate, for the treatment of moderate to severe vasomotor symptoms, or VMS, due to menopause in menopausal women with a uterus, which was approved by the FDA on October 28, 2018. IMVEXXY™ and BIJUVA™ are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. With our SYMBODA™ technology, we are developing and commercializing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. On July 30, 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY™ and BIJUVA™ in Canada and Israel. In addition, on July 30, 2018, we entered into an exclusive license agreement with the Population Council, Inc., or the Population Council, to commercialize in the U.S. ANNOVERA™ (segesterone acetate/ethinyl estradiol vaginal system), the first and only procedure-free, reversible prescription contraceptive to provide a full year of protection against unintended pregnancy, which was approved by the FDA on August 10, 2018. We also manufacture and distribute branded and generic prescription prenatal vitamins.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2018, FASB issued ASU 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We are currently evaluating the effect of this guidance on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. In July 2018, FASB amended the new leases standard by issuing ASU 2018-10, Codification improvements to Topic 842, Leases as well as ASU 2018-11, Leases, (Topic 842): Targeted improvements. ASU 2018-11 gives entities another option for transition and to provide lessors with a practical expedient. We plan to adopt ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. We continue to assess all potential impacts of the standard and we currently believe the impact of this standard will be primarily related to the accounting for our current operating lease and a new operating lease entered into in the third quarter of 2018.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016- 10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We adopted this standard under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements but we expanded our disclosures related to contracts with customers in Note 3.

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

At September 30, 2018 and 2017, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with our impairment test. There was no impairment of intangible assets or long-lived assets during the three and nine months ended September 30, 2018 and 2017.

The carrying amounts for the Term Loan (as discussed in Note 9) approximates fair value based on market activity for other debt instruments with similar characteristics and comparable risk .

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pre-Launch Inventory

Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expenses during the period the costs are incurred. We had no capitalized pre-launch inventory as of September 30, 2018 or 2017.

Revenue Recognition

We adopted Accounting Standards Codification, or ASC, 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 states that a contract is considered “completed” if all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before the date of initial application. Because all (or substantially all) of the revenue related to sales of our products has been recognized under ASC 605 prior to the date of initial application of the new standard, the contracts are considered completed under ASC 606. Based on our evaluation of ASC 606, we concluded that a cumulative adjustment was not necessary upon implementation of ASC 606 on January 1, 2018.

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

Prescription Products

Our products consist primarily of prescription vitamins and our recently approved product IMVEXXY™, which we began selling during the third quarter of 2018. We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors. We have one performance obligation related to prescription products sold through wholesale distributors which is to transfer promised goods to a customer and two performance obligations related to products sold through retail pharmacy distributors, which are to: (1) transfer promised goods and (2) provide customer service for an immaterial fee. We treat shipping as a fulfillment activity rather than as a separate obligation. We recognize prescription revenue only when we satisfy performance obligations by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer receives the goods or service or obtains control. Control refers to the customer’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. All of our performance obligations, and associated revenue, are transferred to customers at a point in time. Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. We disclose receivables from contracts with customers separately in the statement of financial position. Payment for goods or services sold by us is typically due between 30 and 60 days after an invoice is sent to the customer.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The transaction price of a contract is the amount of consideration which we expect to be entitled to in exchange for transferring promised goods or services to a customer. Prescription products are sold at fixed wholesale acquisition cost, or WAC, determined based on our list price. However, the total transaction price is variable as it is calculated net of estimated product returns, chargebacks, rebates, coupons, discounts and wholesaler fees. These estimates are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). In order to determine the transaction price, we estimate the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract or each variable consideration. The estimated amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our historical experience and other evidence that supports our qualitative assessment of whether revenue would be subject to a significant reversal. We consider all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such changes in estimates become known.

We accept returns of unsalable prescription products sold through wholesale distributors within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. We do not allow product returns for prescription products that have been dispensed to a patient. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. Where historical rates of return exist, we use history as a basis to establish a returns reserve for products shipped to wholesalers. For our newly launched products, for which the right of return exists but for which we currently do not have history of product returns, we estimate returns based on available industry data, our own sales information and our visibility into the inventory remaining in the distribution channel. At the end of each reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of products currently being shipped, price changes of competitive products and any introductions of generic products. We recognize the amount of expected returns as a refund liability, representing the obligation to return the customer’s consideration. Since our returns primarily consist of expired and short dated products that will not be resold, we do not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale. Return estimates are recorded in the other current liabilities on the consolidated balance sheet.

We offer various rebate and discount programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. We estimate the allowance for consumer rebates and coupons that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. Estimates relating to these rebates and coupons are deducted from gross product revenues at the time the revenues are recognized. We record distributor fees based on amounts stated in contracts. Rebates estimates are recorded in accrued expenses and coupon estimates and distributor fees are recorded in the other current liabilities on the consolidated balance sheet. We estimate chargebacks based on number of units sold during the period taking into account prices stated in contracts and our historical experience.  We provide invoice discounts to our customers for prompt payment. Estimates relating to invoice discounts and chargebacks are deducted from gross product revenues at the time the revenues are recognized.  Estimates related to distributors fees, rebates, coupons and returns are disclosed in Note 8.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As part of the commercial launch for IMVEXXY™ during the third quarter of 2018, we introduced a co-pay assistance program where enrolled patients do not pay more than $35 for up to 12 IMVEXXY™ prescription fills. This allows patients to access the product at a reasonable cost regardless of insurance coverage.  We reimburse pharmacies for this discount through third-party vendors.  We consider these payments as consideration paid to the customer and reflect such payments as a reduction of the transaction price as we do not receive a distinct good or service related to these payments. The variable consideration is estimated based on contract prices, the estimated percentage of patients that will utilize the copay assistance, the average assistance paid based on reporting from the third-party vendors, the estimated levels of inventory in the distribution channel and the current level of prescriptions covered by patients’ insurance.  We record an accrual to reduce gross sales for the estimated co-pay and other patient assistance based on currently available third-party data and our internal analyses. Payers may change coverage levels for IMVEXXY™, positively or negatively, at any time up to the time that we have formally contracted coverage with the payer. As such, the net transaction price of IMVEXXY™ is susceptible to such changes in coverage levels, which are outside the influence of the Company. As a result, we constrain revenue recognized for IMVEXXY™ to an amount that will not result in a significant revenue reversal in future periods. Our ability to estimate the net transaction price for IMVEXXY™ is constrained by our estimates of the amount to be paid for the co-pay assistance program for IMVEXXY™ which is directly related to the level of prescriptions paid for by insurance.  During the third quarter of 2018, following the commercial launch of IMVEXXY™, only a small portion of IMVEXXY™ prescriptions were covered by insurance. We re-evaluate any constraint each reporting period.

OTC Products

Our over the counter, or OTC, and prescription prenatal vitamin products are generally variations of the same product with slight modifications in formulation and marketing. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our OTC product lines, except for Iron 21/7 which we ceased manufacturing in October 2017. We generated OTC revenue from product sales primarily to retail consumers. We recognized revenue from product sales upon shipment, when the rights of ownership and risk of loss have passed to the consumer. We included outbound shipping and handling fees, if any, in revenues, net, and bill them upon shipment. We included shipping expenses in cost of goods sold. A majority of our OTC customers paid for our products with credit cards, and we usually received the cash settlement in two to three banking days. Credit card sales minimized accounts receivable balances relative to OTC sales. We provided an unconditional 30-day money-back return policy under which we accept product returns from our retail and eCommerce OTC customers. We recognized revenue from OTC sales, net of estimated returns and sales discounts.

Disaggregation of revenue

The following table provides information about disaggregated revenue by product mix for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Prescription vitamins	$3,261,459	$4,407,464	$10,797,861	$12,623,152
IMVEXXY™	212,076	—	212,076	—
OTC products	—	10,134	—	30,343
Net revenue	$3,473,535	$4,417,598	$11,009,937	$12,653,495

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements may include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Prior to January 1, 2017, the expected volatility of share options was estimated based on a historical volatility analysis of peer entities whose stock prices were publicly available that were similar to the Company with respect to industry, stage of life cycle, market capitalization, and financial leverage. On January 1, 2017, we began using our own stock price in our volatility calculation along with the other peer entities whose stock prices were publicly available that were similar to our company. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected term of the awards. The average expected life is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including forfeiture rates, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 505, Equity - Based Payments to Non-Employees, or ASC 505. ASC 505 defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The estimated expense is recognized each period based on the current fair value of the award. As a result, the amount of expense related to awards to non-employees can fluctuate significantly during the period from the date of the grant through the final measurement date. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505. We recognize the compensation expense for all share-based compensation granted based on the grant date fair value estimated in accordance with ASC 718. We generally recognize the compensation expense on a straight-line basis over the employee’s requisite service period. We account for forfeitures when they occur.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses include professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions to expense in the period in which the facts that give rise to the revision become known.

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

NOTE 4 – INVENTORY

Inventory consists of the following:

	September 30, 2018	December 31, 2017
Finished product	$2,254,822	$1,485,358
Work in process	83,911	—
Raw materials	39,488	—
TOTAL INVENTORY	$2,378,221	$1,485,358

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2018	December 31, 2017
Prepaid sales and marketing costs	$1,341,899	$5,335,936
Debt financing fees	1,138,844	—
Prepaid insurance	1,127,416	680,243
Other prepaid costs	2,682,952	523,694
Prepaid vendor deposits	218,535	64,411
TOTAL OTHER CURRENT ASSETS	$6,509,646	$6,604,284

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	September 30, 2018	December 31, 2017
Accounting system	$301,096	$301,096
Equipment	339,832	273,536
Furniture and fixtures	116,542	116,542
Computer hardware	80,211	80,211
Leasehold improvements	37,888	37,888
TOTAL	875,569	809,273
Accumulated depreciation	(493,641)	(372,218)
TOTAL FIXED ASSETS, NET	$381,928	$437,055

Depreciation expense for the three months ended September 30, 2018 and 2017 was $42,221 and $35,622, respectively, and $121,423 and $104,622 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following tables sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets, (excluding licenses) as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(9,985)	$21,966	11
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,991,790	(247,536)	1,744,254	14.25
Hormone therapy drug candidate patents (pending)	1,749,561	—	1,749,561	n/a
Non-amortizable intangible assets:
Multiple trademarks	255,749	—	255,749	indefinite
Total	$4,120,794	$(349,264)	$3,771,530

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(8,487)	$23,464	11.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,293,614	(171,911)	1,121,703	15
Hormone therapy drug candidate patents (pending)	1,721,305	—	1,721,305	n/a
Non-amortizable intangible assets:
Multiple trademarks	233,275	—	233,275	indefinite
Total	$3,371,888	$(272,141)	$3,099,747

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the three and nine months ended September 30, 2018 and year ended December 31, 2017, there was no impairment recognized related to intangible assets.

We have numerous pending foreign and domestic patent applications. As of September 30, 2018, we had 22 issued foreign patents and 20 issued domestic, or U.S., patents including:

●	14 domestic utility patents that relate to our combination progesterone and estradiol product candidates, which are owned by us. These domestic utility patents will expire in 2032. In addition, we have pending patent applications with respect to our combination progesterone and estradiol product candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	Three domestic patents that relate to IMVEXXY™. These patents establish an important intellectual property foundation for IMVEXXY™ and are owned by us. These domestic patents will expire in 2032 or 2033. In addition, we have pending patent applications related to IMVEXXY™ in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;
●	One domestic utility patent that relates to our pipeline transdermal patch technology, which is owned by us. The domestic utility patent will expire in 2032. We have pending patent applications with respect to this technology in the U.S., Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa;
●	One domestic utility patent that relates to our OPERA® information-technology platform, which is owned by us and will expire in 2029; and
●	One domestic utility patent that relates to TX-009HR, our progesterone and estradiol product candidate, which is owned by us and will expire in 2037.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $31,100 and $18,433 for the three months ended September 30, 2018 and 2017, respectively and $77,123 and $52,321 for the nine months ended September 30, 2018 and 2017, respectively. Estimated amortization expense for the next five years for the patent cost currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2018 (3 months)	$31,100
2019	$124,400
2020	$124,400
2021	$124,400
2022	$124,400
Thereafter	$1,237,520

License Agreement with the Population Council

On July 30, 2018, we entered into an exclusive license agreement, or the Council License Agreement, with the Population Council to commercialize in the U.S. ANNOVERA™. We currently estimate that the ANNOVERA™ will be commercially available as early as the third quarter of 2019 with a planned commercial launch in the fourth quarter of 2019.

Under the terms of the Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following approval by the FDA of the New Drug Application, or NDA, for ANNOVERA™ and will be required to pay the Population Council $20,000,000 within 30 days following the release of the first commercial batch of ANNOVERA™. The Population Council is also eligible to receive milestone payments and royalties from commercial sales of ANNOVERA™. We will assume responsibility for marketing expenses related to the commercialization of ANNOVERA™. The milestone payment of $20,000,000 upon the FDA’s approval of ANNOVERA™ in the third quarter of 2018 was recorded as a finite-lived intangible asset in the consolidated balance sheet and will be amortized on a straight-line basis once it becomes available for use which is expected to be upon release of first commercial batch of ANNOVERA™.

The Council License Agreement includes exclusive rights for us to negotiate co-development of two other investigational vaginal contraceptive systems in development by the Population Council. In addition, we are required to pay the Population Council, on a quarterly basis, step-based royalty payments based on annual net sales of ANNOVERA™ in the U.S. by the Company and its affiliates and permitted licensees as follows: (i) if annual net sales are less than or equal to $50,000,000, a royalty of 5% of net sales; (ii) for annual net sales greater than $50,000,000 and less than or equal to $150,000,000, a royalty of 10% of such net sales; and (iii) for net sales greater than $150,000,000, a royalty of 15% of such net sales. The annual royalty rate will be reduced to 50% of the initial rate during the six-month period beginning on the date of the first arms-length commercial sale of a generic equivalent of the one-year vaginal contraceptive system that is launched by a third party in the U.S., and thereafter will be reduced to 20% of the initial rate. The Population Council has agreed to perform and pay the costs and expenses associated with four post-approval studies required by the FDA for ANNOVERA™ and we have agreed to perform and pay the costs and expenses associated with a post approval study required by the FDA to measure risk for venous thromboembolism, provided that if the costs and expenses associated with such post-approval study exceed $20,000,000, half of such excess will be offset against royalties or other payments owed by us to the Population Council under the Council License Agreement. We and the Population Council have agreed to form a joint product committee responsible for overseeing activities under the Council License Agreement. We will be responsible for all aspects of promotion, product positioning, pricing, education programs, publications, sales messages and any additional desired clinical studies for the one-year vaginal contraceptive system, subject to oversight and decisions made by the joint product committee.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. We also evaluate the remaining useful life of intangible assets subject to amortization on a periodic basis to determine whether events and circumstances would indicate impairment or warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

License Agreement with Knight Therapeutics Inc.

On July 30, 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY™ and BIJUVA™ in Canada and Israel. Pursuant to the terms of the Knight License Agreement, Knight will pay us a milestone fee upon first regulatory approval in Canada of each of IMVEXXY™ and BIJUVA™, sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY™ and BIJUVA™ and royalties based on aggregate annual sales of each of IMVEXXY™ and BIJUVA™ in Canada and Israel. Knight will be responsible for all regulatory and commercial activities in Canada and Israel related to IMVEXXY™ and BIJUVA™. We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY™ and BIJUVA™ in Canada and Israel within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters. In connection with the Knight License Agreement, Knight entered into a subscription agreement with us pursuant to which Knight agreed to purchase from us $20,000,000 of shares of Common Stock concurrently with the closing of our first underwritten public offering of Common Stock to occur within 60 days following the date of the Knight License Agreement with gross proceeds to us of not less than $50,000,000, at a price per share equal to the price per share to the public in such underwritten public offering, which Knight purchased in connection with the August 2018 underwritten public offering described in Note 11.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued payroll, bonuses and commission costs	$3,683,863	$4,240,379
Accrued patient assistance program	4,389,948	—
Allowance for coupons and returns	1,817,112	1,432,846
Accrued sales and marketing costs	1,982,872	420,162
Accrued compensated absences	1,115,615	945,457
Accrued legal and accounting expense	576,522	600,350
Other accrued expenses	2,450,022	525,999
Accrued research and development	587,220	366,933
Accrued interest	59,375	—
Accrued rent	354,490	327,099
SAR liability	36,392	—
Accrued rebates	44,297	76,917
Allowance for wholesale distributor fees	796,854	172,973
Accrued royalties	—	114,480
TOTAL OTHER CURRENT LIABILITIES	$17,894,582	$9,223,595

NOTE 9 – DEBT

On May 1, 2018, we entered into a Credit and Security Agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap, as agent, or Agent, and as lender, and the additional lenders party thereto from time to time (together with MidCap as a lender, the Lenders).

On July 30, 2018, we entered into Amendment No. 1 to the Credit Agreement in order to permit our entry into the Council License Agreement. Pursuant to the amendment, we were required to receive aggregate net cash proceeds of at least $75,000,000 from the issuance of our equity securities within thirty days of entering into the Council License Agreement, which we did in connection with the August 2018 underwritten public offering described in Note 11.

The Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $200,000,000, or the Term Loan. Under the terms of the Credit Agreement, the Term Loan will be made in three separate tranches, each, a Tranche, with each Tranche to be made available to us, at our option, upon our achievement of certain milestones. The first Tranche of $75,000,000, or Tranche 1, was drawn by us on June 7, 2018, following approval by the FDA of the NDA for IMVEXXY™. The second Tranche of $75,000,000, or Tranche 2, may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) that Tranche 1 has been drawn, (ii) the approval by the FDA of the NDA for BIJUVA™ and (iii) we have consummated our first commercial sale in the United States of BIJUVA™. The third Tranche of $50,000,000, or Tranche 3, may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) Tranche 2 has been drawn and (ii) we have generated at least $75,000,000 of consolidated net revenue attributable to commercial sales of BIJUVA™ and IMVEXXY™ during the twelve-month period ending immediately prior to the funding of Tranche 3.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts borrowed under the Term Loan bear interest at a rate equal to the sum of (i) one-month LIBOR (subject to a LIBOR floor of 1.50%) plus (ii) 7.75% per annum. Interest on amounts borrowed under the Term Loan is due and payable monthly in arrears. Principal on each Tranche is payable in 36 equal monthly installments beginning May 1, 2020 until paid in full on May 1, 2023, or the Maturity Date. However, if we generate at least $95,000,000 of consolidated net revenue attributable to commercial sales of BIJUVA™ and IMVEXXY™ by December 31, 2019, we may extend the interest-only period by an additional 12 months to May 1, 2021. Interest expense related to this Term Loan for the three and nine months ending September 30, 2018 was $1,933,324 and $2,434,550, respectively.

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

Our obligations under the Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all of our existing and after-acquired assets. Our obligations under the Credit Agreement are guaranteed by each of our future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of ours and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions). The Credit Agreement contains customary restrictions and covenants. Among other requirements, we must (i) maintain a minimum cash balance of $50,000,000 and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our products. As of September 30, 2018, we were in compliance with the covenants under the Credit Agreement.

The Credit Agreement also contains customary covenants that limit, among other things, our ability to (i) incur indebtedness, (ii) incur liens on our property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain permitted indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. The Credit Agreement contains customary representations and warranties and events of default relating to, among other things, payment defaults, breaches of covenants, the occurrence of any fact, event or circumstance that could reasonably be expected to result in a Material Adverse Effect (as defined in the Credit Agreement), delisting of our common stock, par value $0.001 per share, or Common Stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments and inaccuracies of representations and warranties. Upon or after an event of default, the agent and the Lenders may declare all or a portion of our obligations under the Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Credit Agreement.

As of September 30, 2018, we had $75,000,000 in borrowings outstanding under the Term Loan, which are classified as long-term debt in the accompanying unaudited consolidated financial statements. We incurred $3,786,918 in debt issuance costs related to the Term Loan. Debt financing fees related to the entire Term Loan have been allocated pro rata between the funded and unfunded portions of each tranche. Allocated debt financing fees related to Tranche 1 of $1,888,844 have been reclassified to debt discount and are accreted to interest expense using the effective interest method. Debt financing fees associated with unfunded tranches are deferred as assets until Tranche 2 and Tranche 3 milestones have been met. Deferred financing fees related to Tranche 2 are included in Other current assets and deferred financing fees related to Tranche 3 are included in Total other assets in the accompanying unaudited consolidated financial statements. During the three and nine months ended September 30, 2018, we amortized $119,753 and $149,909, respectively, of debt issuance costs related to Tranche 1 as interest expense in our accompanying unaudited consolidated financial statements. The overall effective interest rate was 10.9% as of September 30, 2018. As of September 30, 2018, the carrying value of debt consists of the following:

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018
Term Loan	$75,000,000
Debt discount and financing fees	(1,738,935)
Total long-term debt	$73,261,065

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

	Three and Nine months ended September 30,
	2018	2017
Stock options	24,837,349	23,383,100
Warrants	3,007,571	3,115,905
	27,844,920	26,499,005

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2018, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At September 30, 2018, we had 350,000,000 shares of Common Stock authorized for issuance, of which 236,464,789 shares of Common Stock were issued and outstanding.

On August 1, 2018, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, as representative of the underwriters, relating to an underwritten public offering of 12,745,098 shares of our Common Stock at a price of $5.10 per share. We granted the underwriters an option, exercisable for a period of 30 days, to purchase up to 1,911,764 additional shares of Common Stock. On August 2, 2018, the underwriters exercised the option in full. The net proceeds from the offering, including the exercise of the option to purchase additional shares, were approximately $69,908,000, after deducting the underwriting discount and offering expenses payable by us. The offering closed on August 6, 2018.

In connection with the Knight License Agreement, Knight entered into a subscription agreement with us, pursuant to which Knight purchased $20,000,000 of shares of our Common Stock concurrently with the closing of the underwritten public offering of Common Stock on August 6, 2018.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Issuances During the Three and Nine Months Ended September 30, 2018

During the three months ended September 30, 2018, certain individuals exercised stock options to purchase 1,052,300 shares of Common Stock for $107,318 in cash. During the nine months ended September 30, 2018, certain individuals exercised stock options to purchase 1,446,876 shares of Common Stock for $1,236,313 in cash. Also, during the nine months ended September 30, 2018, stock options to purchase 10,000 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 9,841 shares of Common Stock were issued.

Issuances During the Three and Nine Months Ended September 30, 2017

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

Warrants to Purchase Common Stock

As of September 30, 2018, we had warrants outstanding to purchase an aggregate of 3,007,571 shares of Common Stock with a weighted-average contractual remaining life of approximately 1.8 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.78 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend rate and the term of the warrant. During the nine months ended September 30, 2018, we granted warrants to purchase 175,000 shares of Common Stock to outside consultants at an exercise price of $5.16. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; volatility of 62.1%; risk free rate of 2.36%; and dividend yield of 0%. The grant date fair value of the warrants was $2.79 per share. The warrants vest ratably over a 12-month period and have an expiration date of March 15, 2023. During the nine months ended September 30, 2017, we granted warrants to purchase 125,000 shares of Common Stock to outside consultants at an exercise price of $6.83 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 63.24%; risk free rate of 1.47%; and dividend yield of 0%. The grant date fair value of the warrants was $3.67 per share. The warrants vest ratably over a 12-month period and have an expiration date of March 15, 2022.

During the three months ended September 30, 2018 and 2017, we recorded $150,977 and $101,376, respectively, and during the nine months ended September 30, 2018 and 2017, we recorded $407,292 and $217,150, respectively, as share based compensation expense in the accompanying consolidated financial statements related to warrants. As of September 30, 2018, total unrecognized estimated compensation expense related to the unvested portion of these warrants was approximately $218,000 which is expected to be recognized over a weighted-average period of 0.5 years.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to Sancilio and Company, Inc. for services to be rendered over approximately five years beginning in May 2012. The warrants vested upon issuance. Services provided are to include (a) services in support of our drug development efforts, including services in support our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain new drug approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. During the three months ended September 30, 2018 and 2017, we did not record any expenses with respect to these warrants, and during the nine months ended September 30, 2018 and 2017, we recorded $0 and $128,898, respectively, as non-cash compensation with respect to these warrants in the accompanying consolidated financial statements. This warrant was fully exercised, of which 800,000 shares were exercised in 2017 and 500,000 shares were exercised in 2016.

During both the three months ended September 30, 2018 and 2017, no warrants were exercised. During the nine months ended September 30, 2018, no warrants were exercised. During the nine months ended September 30, 2017, certain individuals exercised warrants to purchase 2,476,666 shares of Common Stock for $3,798,999 in cash. In addition, during the nine months ended September 30, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares of Common Stock authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of September 30, 2018, there were non-qualified stock options to purchase 18,558,875 shares of Common Stock outstanding under the 2009 Plan. As of September 30, 2018, there were 900,037 shares of Common Stock available to be issued under 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of September 30, 2018, there were non-qualified stock options to purchase 6,278,474 shares of Common Stock outstanding under the 2012 Plan. As of September 30, 2018, there were 3,473,333 shares of Common Stock available to be issued under 2012 Plan.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model for options granted during the nine months ended September 30, 2018 and 2017 are set forth in the table below.

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.78-2.82%	1.84-2.01%
Volatility	61.80-63.34%	61.56-63.95%
Term (in years)	5.5-6.25	5.5-6.25
Dividend yield	0.00%	0.00%

A summary of activity under the 2009 and 2012 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	23,365,225	$3.78	5.1	$64,664,821
Granted	3,006,500	$5.50
Exercised	(1,456,876)	$0.85		$8,025,055
Expired/Forfeited	(77,500)	$7.41
Balance at September 30, 2018	24,837,349	$4.15	5.2	$68,682,857
Vested and Exercisable at September 30, 2018	19,661,975	$3.65	4.3	$64,794,996
Unvested at September 30, 2018	5,175,374	$6.04	8.9	$3,887,861

At September 30, 2018, our outstanding stock options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value per share of options granted was $3.27 and $3.82 during the nine months ended September 30, 2018 and 2017, respectively. Share-based compensation expense for options recognized in our results of operations for the three months ended September 30, 2018 and 2017 ($2,109,218 and $1,885,050, respectively) and for the nine months ended September 30, 2018 and 2017 ($5,981,343 and $4,691,735, respectively) is based on vested awards. At September 30, 2018, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $14,203,000 which may be adjusted for future forfeitures. This cost is expected to be recognized over a weighted-average period of 2.2 years. No tax benefit was realized due to a continued pattern of operating losses.

Cash-Settled Stock Appreciation Rights (SARs)

On July 1, 2018, we issued cash-settled SARs to certain consultants and employees. The SARs plan year begins on July 1 and ends on or immediately following June 30, 2019. SARs are granted with a grant price equal to the market value of a share of our Common Stock on the date of grant. Cash-settled SARs provide for the cash payment of the excess of the fair market value of our Common Stock on June 30, 2019 over the grant price. Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of our Common Stock over the grant price is paid in cash and not in Common Stock.

Cash settled SARs are recorded in our consolidated balance sheets as a liability until the date of exercise. The fair value of each SAR award is estimated using the Black-Scholes valuation model. In accordance with ASC Topic 718, “Stock Compensation,” the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested. At September 30, 2018, we had 106,000 SARs outstanding and the liability related to SAR calculation was $36,392. The assumptions used to determine the fair value of the cash settled SAR awards at September 30, 2018 were expected life of 1 year, 52.2% volatility, 2.45% risk-free rate, and zero annual dividends. As of September 30, 2018, the fair value of SARs outstanding was $1.36 per award.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2018 as a result of (i) the losses recorded during the nine months ended September 30, 2018, (ii) additional losses expected for the remainder of 2018, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2018, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 13 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our company or a committee consisting of independent directors of our company since July 2015. During the three months ended September 30, 2018 and 2017, we were billed by Catalent approximately $830,000 and $186,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. During the nine months ended September 30, 2018 and 2017, we were billed by Catalent approximately $2,774,000 and $2,460,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of September 30, 2018 and December 31, 2017, there were amounts due to Catalent of approximately $4,000 and $523,000, respectively. In addition, we have minimum purchase requirements in place with Catalent as disclosed in Note 15, Commitments and Contingencies.

NOTE 14 – BUSINESS CONCENTRATIONS

Approximately 100% of our products were manufactured by one vendor related to each prenatal vitamins and IMVEXXY™ for the nine months ended September 30, 2018. Approximately 100% of our products were supplied from one vendor for our prenatal vitamins for the nine months ended September 30, 2017.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During both the nine months ended September 30, 2018 and 2017, four customers each generated more than 10% of our total revenues. Revenue generated from the four customers combined accounted for approximately 71% of our recognized revenue for the nine months ended September 30, 2018 and approximately 60% of our recognized revenue for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, PI Services accounted for approximately $1,559,000 of our net revenue, Pillpack, Inc. accounted for approximately $3,057,000 of our net revenue, AmerisourceBergen accounted for approximately $1,834,000 of our net revenue and Cardinal Health accounted for approximately $1,399,000 of our net revenue. During the nine months ended September 30, 2017, Pharmacy Innovations PA accounted for approximately $2,715,000 of our net revenue, AmerisourceBergen accounted for approximately $1,716,000 of our net revenue, Cardinal Health accounted for approximately $1,764,000 of our net revenue and McKesson Corporation accounted for approximately $1,458,000 of our net revenue.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The rental expense related to our current lease during both the three months ended September 30, 2018 and 2017 was approximately $257,000 and the rental expense related to our current lease during both the nine months ended September 30, 2018 and 2017 was approximately $772,000.

As of September 30, 2018, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2018 (3 months)	$270,073
2019	1,094,116
2020	1,113,069
2021	943,127
2022	—
Total minimum lease payments	$3,420,385

Intellectual Property Licenses

We have license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of revenue as described in Note 7, Intangible Assets, to these consolidated financial statements.

Purchase commitments

We have a manufacturing and supply agreement whereby we are required to purchase from Catalent a minimum of number of softgels during the first contract year and a higher number or softgels after the first contract year. If the minimum order quantities of specific products are not met, we are required to pay Catalent 50% of the difference between the total amount we would have paid to Catalent if the minimum requirement had been fulfilled and the sum of all purchases of our products from Catalent during the contract year.

NOTE 16 – SUBSEQUENT EVENTS

In October 2018, we entered into a lease for new corporate offices in Boca Raton, Florida, pursuant to an eleven-year lease. The lease provides for total future minimum payments over the life of the lease of approximately $19.6 million, inclusive of estimated operating expenses and sales tax.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 28, 2018, the FDA approved BIJUVA™ (estradiol and progesterone) capsules, 1 mg/100 mg, the first and only FDA-approved bio-identical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate to severe vasomotor symptoms (commonly known as hot flashes or flushes) due to menopause in women with a uterus.

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

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: our ability to maintain or increase sales of our approved products; our ability to develop and commercialize IMVEXXY™, BIJUVA™, ANNOVERA™ and our hormone therapy drug candidates and obtain additional financing necessary therefor; our commercialization, marketing and manufacturing capabilities and strategy for our approved products; the size of markets and the potential market opportunity for which our products are approved and our ability to penetrate such markets; the rate and degree of market acceptance of our products; the willingness of healthcare providers to prescribe and patients to use our products; our ability to obtain additional financing when needed; our competitive position and the success of competing products that are or become available for the indications that we are pursuing; our intellectual property position; whether we will be able to comply with the covenants and conditions under our term loan agreement; the length, cost and uncertain results of our clinical trials, the potential of adverse side effects or other safety risks that could adversely affect the commercialization of our current or future approved products; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the ability of our licensees to commercialize and distribute IMVEXXY™ and BIJUVA™; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

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

Overview

We are a women’s health care company focused on creating and commercializing products targeted exclusively for women. In July 2018, we launched our recently U.S. Food and Drug Administration, or FDA, approved product, IMVEXXY™ (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. We are also focused on the activities necessary for commercialization of TX-001HR, or BIJUVA™ (estradiol and progesterone) capsules, 1 mg/100 mg, the first and only FDA-approved bio-identical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate to severe vasomotor symptoms, or VMS (commonly known as hot flashes or flushes), due to menopause in women with a uterus, which was approved by the FDA on October 28, 2018, and ANNOVERA™ (segesterone acetate/ethinyl estradiol vaginal system), the first and only procedure-free, reversible prescription contraceptive to provide a full year of protection against unintended pregnancy, which was approved by the FDA on August 10, 2018 and which we have exclusively licensed from the Population Council, Inc., or the Population Council, to commercialize in the U.S. IMVEXXY™ and BIJUVA™ are designed to alleviate the symptoms of and reduce the health risks resulting from menopause-related hormone deficiencies, including hot flashes, osteoporosis and vaginal discomfort. With our SYMBODA™ technology, we are developing and commercializing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. We also manufacture and distribute branded and generic prescription prenatal vitamins.

Our common stock, par value $0.001 per share, or the Common Stock, is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC, or the Nasdaq, under the symbol “TXMD.” We maintain websites at www.therapeuticsmd.com, www.vitamedmdrx.com, www.bocagreenmd.com, www.IMVEXXY.com and www.BIJUVA.com. The information contained on our websites or that can be accessed through our websites does not constitute part of this Quarterly Report on Form 10-Q.

IMVEXXY™ Commercialization Update

On July 9, 2018, we initiated our early experience program for IMVEXXY™ with a limited launch of the 10-mcg dose to a targeted sample of healthcare providers, or HCPs, throughout the U.S. During the period from July 9, 2018 until September 30, 2018, approximately 2,200 HCPs have initiated at least one patient on treatment of the starter pack of IMVEXXY™ and sent in the follow-on prescription for continuation of treatment on the maintenance pack. The national launch of the 10-mcg dose of IMVEXXY™ began in August 2018, and our BIO-IGNITE™ compounding pharmacy partners also began to receive IMVEXXY™ in August 2018. We launched the 4-mcg dose of IMVEXXY™ on September 13, 2018.

Since FDA approval of our New Drug Application, or NDA, for IMVEXXY™, we have been focused on executing our launch plan, with the first objective of making IMVEXXY™ widely available through retail pharmacies during the third quarter of 2018. The key objectives of our launch plan include: (i) broad commercial access at the retail level and with commercial payors, (ii) increasing awareness and appreciation of the clinical and patient features of IMVEXXY™ amongst HCPs, (iii) designing and deploying our customer facing model, and (iv) developing our internal capabilities (for example, in the areas of finance, human resources, information technology, data analytics and compliance) to support our commercial stage company. We have made progress in each of these key strategic areas:

●	Commercial Access: We have entered into commercial supply agreements with our key suppliers, spent significant time with our suppliers to oversee product production and quality management, and manufactured our initial commercial supply of IMVEXXY™. We have also entered into contracts with our third-party logistics partner and our distribution partners. Both the 10-mcg and 4-mcg doses of IMVEXXY™ are now broadly available in major pharmacy chains in the U.S. as well as with our BIO-IGNITE™ partners. We have also begun to enable commercial access for IMVEXXY™ patients through commercial payors. Many commercial payors employ “new-to-market blocks” for launch brands until the payors have the opportunity to make a coverage decision based upon their internal review the product. When a product is not covered, the patient is responsible to pay the full price for the medication, which can significantly limit utilization of the product. If a payor decides to cover a medication, payors will typically classify products based upon tiers, which determine the out-of-pocket costs for a patient. For example, a product that is covered on a preferred tier may typically require a co-pay by the patient of between $20 to $40 per prescription while a product that is covered on a non-preferred tier may typically require a co-pay by the patient of between $60 to $80 per prescription. Where commercial access is not available, or the price is at a non-preferred tier level, we have introduced a co-pay assistance program where enrolled patients do not pay more than $35 for a prescription of IMVEXXY™. This allows patients to access the product at a reasonable cost during the launch phase. We continue to work with payors to ensure that we have maximum coverage of commercially insured lives in a plan in that covers IMVEXXY™ in an unrestricted formulary position (meaning no step edits or prior authorizations are necessary before a prescription is covered). However, payors may change coverage levels for IMVEXXY™ or controls such as step edits and prior authorizations, positively or negatively, at any time. As we seek to increase the number of lives covered by commercial payors, it is our objective to continue to seek unrestricted coverage that involves a low “hassle factor” for physicians and patients. We use the term “hassle factor” to characterize the level of difficulty that physicians and patients must overcome to prescribe and fill IMVEXXY™ prescriptions. We define a low “hassle factor” as unrestricted coverage. Our goal is for 40% of commercially insured lives to have unrestricted access to IMVEXXY™ with a low “hassle factor” by the end of 2018, with continued growth during 2019.

●	Brand Awareness and Adoption: In addition to our focus on direct selling from our sales organization, we have executed a branded multichannel awareness campaign for HCPs leveraging digital, non-personal promotion and journal advertising and have already reached virtually all the active writing HCPs within the VVA category with IMVEXXY™ branded messages. Our launch strategy included our sales organization targeting 150 territories, including approximately 30,800 HCPs. During the third quarter of 2018, we called on approximately 22,500 of those targeted HCPs. The focus of our interactions with HCPs included: (i) introducing IMVEXXY™ and highlighting the unmet medical that IMVEXXY™ can fulfill for many women, (ii) increasing awareness of the clinical data and patient features of IMVEXXY™, and (iii) familiarizing HCPs with our patient support services for IMVEXXY™. Based on our early sales effectiveness research, more than 90% of HCPs that responded to Company surveys indicated that they have prescribed or intend to prescribe IMVEXXY™.

●	Patient Engagement Programs: We believe the patient engagement programs that we created and piloted around our prescription prenatal vitamin business have the potential to improve patient compliance for IMVEXXY™, compared to other products in the VVA category. For example, in our prescription prenatal vitamin business, our patient co-pay programs have achieved over 73% utilization in the twelve months ended August 31, 2018 compared to an industry standard of 18%. We launched our patient engagement program for IMVEXXY™ to help patients manage out-of-pocket costs (eligible patients pay no more than $35 per prescription) and improve education regarding VVA and IMVEXXY™ with the goal of increasing patient adherence and compliance for an improved treatment experience.

●	Customer Model: We have defined a sales force targeting 150 territories, covering approximately 30,800 HCPs and are deploying a hybrid sales model that combines an internal sales leadership team with a fully dedicated contract sales force to call on our target customer universe. Additionally, we have an internal sales team that covers areas of the U.S. where key HCPs are located but where we do not have defined territories and have launched our Key Account Management Organization, or KAM, to engage with our BIO-IGNITE™ partners.

●	Infrastructure: We continue to develop our internal capabilities and sales force to support the launch of IMVEXXY™. We have launched KAM to support our BIO-IGNITE™ partners and continue to build our internal capabilities to support both organizations, including compliance professionals and programs and key data support systems that provide real time data for the sales force and KAM.

FDA Approval of BIJUVA™

On October 28, 2018, the FDA approved BIJUVA™ (estradiol and progesterone) capsules, 1 mg/100 mg, the first and only FDA-approved bio-identical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate to severe vasomotor symptoms, or VMS (commonly known as hot flashes or flushes), due to menopause in women with a uterus.

As part of the approval of BIJUVA™, the FDA has required a post-approval commitment to further develop and validate our in-vitro dissolution method to show how BIJUVA™ is released from the capsule in an in-vitro setting for quality control assessments. The development of this method is underway and we do not believe that the costs will be material.

License Agreement with Knight Therapeutics Inc.

On July 30, 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY™ and BIJUVA™ in Canada and Israel.

Pursuant to the terms of the Knight License Agreement, Knight will pay us a milestone fee upon first regulatory approval in Canada of each of IMVEXXY™ and BIJUVA™, sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY™ and BIJUVA™ and royalties based on aggregate annual sales of each of IMVEXXY™ and BIJUVA™ in Canada and Israel. Knight will be responsible for all regulatory and commercial activities in Canada and Israel related to IMVEXXY™ and BIJUVA™.

We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY™ and BIJUVA™ in Canada and Israel within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters.

30

License Agreement with the Population Council

License Agreement

On July 30, 2018, we entered into an exclusive license agreement, or the Council License Agreement, with the Population Council to commercialize in the U.S. ANNOVERA™ ANNOVERA™ is in the shape of a ring and combines a novel progestin, segesterone acetate (Nestorone®), with a widely used estrogen (ethinyl estradiol) to prevent ovulation for an entire year (13 cycles).

On August 10, 2018, the FDA approved ANNOVERA™, which is the first and only procedure-free, reversible prescription contraceptive to provide a full year of protection against unintended pregnancy while fully under a woman’s control.

ANNOVERA™ was classified by the FDA as a “new chemical entity,” or NCE, and thus has five years of regulatory exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act.

Under the terms of the Council License Agreement, we paid the Population Council a milestone payment of $20 million within 30 days following approval by the FDA of the NDA for ANNOVERA™ and will be required to pay the Population Council an additional $20 million within 30 days following the release of the first commercial batch of ANNOVERA™ The Population Council is also eligible to receive milestone payments and royalties from commercial sales of ANNOVERA™, as detailed below.

We will assume responsibility for marketing expenses related to the commercialization of ANNOVERA™.

The Council License Agreement includes exclusive rights for us to negotiate co-development of two other investigational vaginal contraceptive systems in development by the Population Council.

We are required to pay the Population Council milestone payments of $40 million upon cumulative net sales of ANNOVERA™ in the U.S. by us and our affiliates and permitted sublicensees of each of $200.0 million, $400.0 million and $1.0 billion.

In addition, we are required to pay the Population Council, on a quarterly basis, step-based royalty payments based on annual net sales of ANNOVERA™ in the U.S. by us and our affiliates and permitted sublicensees as follows:

Annual Net Sales	Royalty Rate
Less than or equal to $50.0 million	5%
Greater than $50.0 million and less than or equal to $150.0 million	10%
Greater than $150.0 million	15%

The annual royalty rate will be reduced to 50% of the initial rate during the six-month period beginning on the date of the first arms-length commercial sale of a generic equivalent of ANNOVERA™ that is launched by a third party in the U.S., and thereafter will be reduced to 20% of the initial rate.

31

As part of the approval of ANNOVERA™, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism. A protocol submission for the study is due to the FDA in August 2019. We have agreed to perform and pay the costs and expenses associated with this post-approval study, provided that if the costs and expenses associated with such post-approval study exceed $20 million, half of such excess will offset against royalties or other payments owed by us to the Population Council under the Council License. Given the observational nature of the study, we do not believe that the costs of the study will be material on an annual basis.

Unless earlier terminated, the Council License Agreement will remain in effect until the later of the expiration of the last-to-expire of the Population Council’s U.S. patents that are licensed to us, or the date following such expiration that follows a continuous period of six months during which we and our affiliates have not made a commercial sale of ANNOVERA™ in the U.S. The Council License Agreement may also be terminated for certain breach and bankruptcy-related events and by us on 180 days prior notice to the Population Council.

As part of the Council License Agreement, we have the exclusive right to negotiate co-development and U.S. marketing rights for two other investigational vaginal contraceptive systems in development by the Population Council: a three-month contraceptive ring using Nestorone plus bio-identical estradiol, which is currently in phase 2 clinical trials, and a new one-year contraceptive ring using Nestorone plus ethinyl estradiol, which is designed as a life cycle management product for the one-year vaginal contraceptive system that we have licensed.

Commercialization Strategy

We currently estimate that ANNOVERA™ will be commercially available as early as the third quarter of 2019 with a planned commercial launch in the fourth quarter of 2019.

We intend to leverage our existing infrastructure, including our sales force, to commercialize ANNOVERA™, together with our recently-approved IMVEXXY™ and BIJUVA™.

We believe that our existing sales force overlaps with over 80% of existing prescribers of the leading monthly contraceptive ring and that no additional sales representatives would be needed for us to commercialize ANNOVERA™. We intend to add a dedicated marketing team exclusively focused on ANNOVERA™.

We currently intend to price ANNOVERA™ at parity or discount to current prescription contraceptive pricing levels and anticipate an annual wholesale acquisition cost, or WAC, of between $1000 and $1400, which reflects a 40% decrease to the annual WAC of NuvaRing. We believe that the unique characteristics of ANNOVERA™ will assist us in pursuing favorable commercial payor coverage, including only one pharmacy fill fee per year, an estimated savings of $33 annually per patient, and no office visit or procedure fees, an estimated savings of several hundred dollars annually per patient. However, obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and there is no guarantee that we will be able to negotiate or continue to negotiate reimbursement or pricing terms for our products, including ANNOVERA™, with payors at levels that are profitable to us, or at all.

32

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, mandates that private health plans provide coverage for women’s preventative services, without imposing patient cost-sharing requirements, as recommended by the Health Resources and Services Administration, or HRSA. HRSA Guidelines require private health plans to cover, without cost-sharing, at least one form of contraception, or product, in each of the methods, or classes, identified by the FDA for women in its Birth Control Guide, which currently includes 18 separate classes. For classes with more than one type of treatment, private payors need only provide no-cost coverage for one product in each class, and may use reasonable medical management to determine whether and to what extent to cover other products in the class. We believe that the FDA’s determination that a “vaginal system” constitutes a new class of birth control could allow for coverage of ANNOVERA™ by private health plans with no out-of-pocket cost for patients. However, it is possible that other FDA-approved products could also be included in this new class. To the extent ANNOVERA™ is not the only FDA-approved product in a designated class of contraception, private payors may choose not to cover ANNOVERA™, or may require patient cost-sharing obligations.

As part of the Council License Agreement, we have agreed to provide significantly reduced pricing to federally designated Title X family planning clinics serving underrepresented women.

The Population Council has previously entered into a supply agreement with Crystal Pharma SAU for the supply of Nestorone, one of the active pharmaceutical ingredients for ANNOVERA™, and a letter agreement with QPharma AB for the optimization of the commercial manufacturing process for ANNOVERA™. We intend to enter into agreements Crystal Pharma SAU and QPharma AB for the supply of Nestorone for, and the manufacturing of, ANNOVERA™, respectively, and the Population Council has agreed to use commercially reasonable efforts to assist us in doing so. However, either or both of these contract manufacturers could decline to enter into similar agreements with us on the terms we anticipate, or at all.

Research and Development

TX-001HR: BIJUVA™

We submitted the NDA for TX-001HR to the FDA on December 28, 2017. On October 28, 2018, the FDA approved BIJUVA™ (estradiol and progesterone) capsules, 1 mg/100 mg, the first and only FDA-approved bio-identical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate to severe VMS due to menopause in women with a uterus. As part of the approval of BIJUVA™, the FDA has required a post-approval commitment to further develop and validate our in-vitro dissolution method to show how BIJUVA™ is released from the capsule in an in-vitro setting for quality control assessments. The development of this method is underway and we do not believe that the costs will be material.

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

TX-004HR: IMVEXXY™

On May 30, 2018, we announced that the FDA had approved the 4 mcg and 10 mcg doses of IMVEXXY™ (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of VVA, due to menopause. The 4-mcg formulation of IMVEXXY™ represents the lowest FDA-approved dose of vaginal estradiol available. IMVEXXY™ 10-mcg became available for commercial distribution in late July 2018 and both doses were commercially available by September 2018.

As part of the FDA’s approval of IMVEXXY™, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen, such as IMVEXXY™. In connection with the observational study, we will be required to provide progress reports to the FDA on an annual basis. In addition, the FDA asked for post-approval information with respect to certain characteristics related to the product's specifications, which we expect to submit to FDA before the end of 2018.

As of September 30, 2018, we had 22 issued foreign patents and 20 issued domestic or, U.S., patents, which included 14 domestic utility patents that relate to our combination progesterone and estradiol formulations, three domestic utility patents that relate to IMVEXXY™, which establish an important intellectual property foundation for IMVEXXY™, one domestic utility patent that relates to a pipeline transdermal patch technology, one domestic utility patent that relates to our OPERA® information technology platform and one domestic utility patent that relates to TX-009HR, our progesterone and estradiol drug candidate.

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

The following table indicates our research and development expense by project/category for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(000s)		(000s)
TX 001-HR	$3,017	$3,066	$8,432	$11,971
TX 002-HR	—	—	—	—
TX 004-HR	764	1,580	3,922	6,292
Other research and development	2,927	1,791	8,192	4,615
Total	$6,708	$6,437	$20,546	$22,878

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

Results of Operations

Three months ended September 30, 2018 compared with three months ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	Change
	(000s)
Revenues, net	$3,474	$4,417	$(943)
Cost of goods sold	699	701	(2)
Operating expenses	37,136	18,548	18,588
Operating loss	(34,361)	(14,832)	19,529
Other (expense) income, net	(1,244)	167	(1,411)
Net loss	$(35,605)	$(14,665)	$20,940

Revenues and Cost of Goods Sold

Revenues, net for the three months ended September 30, 2018 decreased approximately $943,000, or 21%, to approximately $3,474,000, compared with approximately $4,417,000 for the three months ended September 30, 2017. Revenues, net decreased  primarily due to a decrease in prenatal vitamin sales by $1,155,000 partially offset by an increase in sales of IMVEXXY™ by $212,000. The decrease related to our prenatal vitamins was primarily affected by lower number of units sold and higher utilization of coupons offered to customers during the three months ended September 30, 2018 as compared to the same period last year. We launched sales of IMVEXXY™ in the third quarter of 2018. During this launch period, revenues, net related to our newly approved drug were greatly affected by the co-pay assistance program that we introduced to launch IMVEXXY™ which allowed patients to access the product at a reasonable cost regardless of the insurance coverage. We expect our revenues, net to improve as commercial payer coverage for IMVEXXY™ increases.

Cost of goods sold decreased approximately $2,000 or 0.3%, to approximately $699,000 for the three months ended September 30, 2018, compared with approximately $701,000 for the three months ended September 30, 2017. Our gross margin was approximately 80% and 84% for the three-month periods ended September 30, 2018 and 2017, respectively.  Our gross margin decreased during the three months ended September 30, 2018 as compared to the same period last year primarily due to higher utilization of coupons/co-pay assistance offered.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended September 30,
	2018	2017
Sales and marketing costs, excluding human resource costs	44.6%	17.0%
Human resource related costs, including salaries, benefits and taxes	24.0%	32.2%
Research and development costs	18.1%	34.7%
Professional fees for legal, accounting and consulting	4.4%	6.9%
Other operating expenses	8.9%	9.2%

Operating expenses increased by approximately $18,588,000, or 100%, to approximately $37,136,000 for the three months ended September 30, 2018, from approximately $18,548,000 for the three months ended September 30, 2017 as a result of the following items:

	Three Months Ended September 30,
	2018	2017	Change
	(000s)
Research and development costs	$6,708	$6,437	$271
Human resources related costs, including salaries, benefits and taxes	8,911	5,966	2,945
Sales and marketing, excluding human resources costs	16,577	3,163	13,414
Professional fees for legal, accounting and consulting	1,650	1,271	379
Other operating expenses	3,290	1,711	1,579
Total operating expenses	$37,136	$18,548	$18,588

Research and development costs for the three months ended September 30, 2018 increased by approximately $271,000, or 4%, to approximately $6,708,000, compared with approximately $6,437,000 for the three months ended September 30, 2017. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs increased due to scale up and manufacturing activities for BIJUVA™, our combination estradiol and progesterone drug, prior to the FDA approval as well as an increase in pre-clinical work to support our product pipeline, which was partially offset by the completion of the REPLENISH Trial for BIJUVA™ and FDA approval of IMVEXXY™, our applicator-free vaginal estradiol softgel drug. Research and developments costs during the three months ended September 30, 2018 included the following research and development projects.

During the three months ended September 30, 2018 and the period from February 2013 (project inception) through September 30, 2018, we have incurred approximately $3,017,000 and $123,829,000, respectively, in research and development costs with respect to BIJUVA™.

During the three months ended September 30, 2018 and the period April 2013 (project inception) through September 30, 2018, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the three months ended September 30, 2018 and the period from August 2014 (project inception) through September 30, 2018, we have incurred approximately $764,000 and $44,771,000, respectively, in research and development costs with respect to IMVEXXY™.

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

Sales and marketing costs for the three months ended September 30, 2018 increased by approximately $13,414,000, or 424%, to approximately $16,577,000, compared with approximately $3,163,000 for the three months ended September 30, 2017, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and commercialization of IMVEXXY,™ our pre-commercialization efforts for BIJUVA™, including costs related to outsourced sales personnel and their related expenses, physician education, conferences and travel expenses related to product commercialization. We expect sales and marketing expenses to continue to increase as we prepare for the launch of BIJUVA™ and ANNOVERA™ and continue to support our growing business and commercialization of our products.

Other operating expense for the three months ended September 30, 2018 increased by approximately $1,579,000 or 92%, to approximately $3,290,000, compared with approximately $1,711,000 for the three months ended September 30, 2017, as a result of increased information technology, allowance for bad debt expense, insurance, travel and other office expenses primarily to support commercialization of our new drugs.

Human resource costs, including salaries, benefits and taxes, for the three months ended September 30, 2018 increased by approximately $2,945,000, or 49%, to approximately $8,911,000, compared with approximately $5,966,000 for the three months ended September 30, 2017, primarily as a result of an increase of approximately $2,447,000 in personnel costs in sales, marketing and regulatory areas to support the commercialization of IMVEXXY™, pre-commercialization expenses for BIJUVA™ and an increase of approximately $498,000 in non-cash compensation expense included in this category related to employee stock based compensation during the three months ended September 30, 2018 as compared to the same period in 2017.

Professional fees for the three months ended September 30, 2018 increased by approximately $379,000, or 30%, to approximately $1,650,000, compared with approximately $1,271,000 for the three months ended September 30, 2017, primarily as a result of increased legal, accounting and consulting expenses, as well as increased board of director fees.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $19,529,000, or 132%, to approximately $34,361,000 for the three months ended September 30, 2018, compared with approximately $14,832,000 for the three months ended September 30, 2017, primarily as a result of increased personnel costs, sales and marketing expenses to support the commercialization of IMVEXXY™ and pre-commercialization expenses for BIJUVA™, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, as well a decrease in revenue.

As a result of the continued development of our hormone therapy drug candidates, IMVEXXY™ and BIJUVA™, we anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY™ and BIJUVA™, although there is no assurance that any commercialization of IMVEXXY™ and BIJUVA™ will be successful.

Other (expense) income, net

Other non-operating (expense) income, net changed by approximately $1,411,000, or 845%, to other expense, net of approximately $1,244,000 for the three months ended September 30, 2018 compared with other income, net of approximately $167,000 for the comparable period in 2017, primarily as a result of increased interest expense related to term loan that we obtained in 2018, partially offset by increased interest income for the three months ended September 30, as compared to the same period in 2017.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $20,940,000, or 143%, to approximately $36,605,000 for the three months ended September 30, 2018, compared with approximately $14,665,000 for the three months ended September 30, 2017. Net loss per share of Common Stock, basic and diluted, was ($0.16) for the three months ended September 30, 2018 and ($0.07) for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Change
	(000s)
Revenues, net	$11,010	$12,653	$(1,643)
Cost of goods sold	1,787	2,042	(255)
Operating expenses	101,323	66,559	34,764
Operating loss	(92,100)	(55,948)	36,152
Other (expense) income, net	(1,126)	450	(1,576)
Net loss	$(93,226)	$(55,498)	$37,728

Revenues and Cost of Goods Sold

Revenues, net for the nine months ended September 30, 2018 decreased approximately $1,643,000, or 13%, to approximately $11,010,000, compared with approximately $12,653,000 for the nine months ended September 30, 2017. Revenues, net  decreased primarily due to a decrease in prenatal vitamin sales by $1,855,000, partially offset by an increase in sales of IMVEXXY™ by $212,000. The decrease related to our prenatal vitamins was primarily affected by higher coupons, rebates, chargebacks and wholesaler fees. We launched sales of IMVEXXY™ in the third quarter of 2018. During this launch period, revenues, net related to our newly approved drug were greatly affected by the co-pay assistance program that we introduced to launch IMVEXXY™ which allowed patients to access the product at a reasonable cost regardless of the insurance coverage. We expect revenues, net to improve as commercial payer coverage for IMVEXXY™ increases.

Cost of goods sold decreased approximately $255,000, or 12%, to approximately $1,787,000 for the nine months ended September 30, 2018, compared with approximately $2,042,000 for the nine months ended September 30, 2017. Our gross margin was approximately 84% for both the nine-month periods ended September 30, 2018 and 2017.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Nine Months Ended September 30,
	2018	2017
Sales and marketing costs, excluding human resource costs	43.1%	24.9%
Human resource related costs, including salaries, benefits and taxes	23.0%	26.2%
Research and development costs	20.3%	34.4%
Professional fees for legal, accounting and consulting	5.3%	6.1%
Other operating expenses	8.3%	8.4%

Operating expenses increased by approximately 34,764,000, or 52%, to approximately $101,323,000 for the nine months ended September 30, 2018, from approximately $66,559,000 for the nine months ended September 30, 2017 as a result of the following items:

	Nine Months Ended September 30,
	2018	2017	Change
	(000s)
Research and development costs	$20,546	$22,878	$(2,332)
Human resources related costs, including salaries, benefits and taxes	23,296	17,415	5,881
Sales and marketing, excluding human resources costs	43,695	16,590	27,105
Professional fees for legal, accounting and consulting	5,411	4,062	1,349
Other operating expenses	8,375	5,614	2,761
Total operating expenses	$101,323	$66,559	$34,764

Research and development costs for the nine months ended September 30, 2018 decreased by approximately $2,332,000, or 10%, to approximately $20,546,000, compared with $22,878,000 for the nine months ended September 30, 2017. Research and development costs include costs related to clinical trials as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased as a direct result of the completion of the REPLENISH Trial for BIJUVA™ and FDA approval of IMVEXXY™, partially offset by an increase in scale-up and manufacturing activities for both IMVEXXY™ and BIJUVA™ prior to FDA approval. Research and developments costs during the nine months ended September 30, 2018 included the following research and development projects.

During the nine months ended September 30, 2018 and the period from February 2013 (project inception) through September 30, 2018, we have incurred approximately $8,432,000 and $123,829,000, respectively, in research and development costs with respect to BIJUVA™.

During the nine months ended September 30, 2018 and the period April 2013 (project inception) through September 30, 2018, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the nine months ended September 30, 2018 and the period from August 2014 (project inception) through September 30, 2018, we have incurred approximately $3,922,000 and $44,771,000, respectively, in research and development costs with respect to IMVEXXY™.

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

Sales and marketing costs for the nine months ended September 30, 2018 increased by approximately $27,105,000, or 163%, to approximately $43,695,000, compared with approximately $16,590,000 for the nine months ended September 30, 2017, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and the commercialization of IMVEXXY™ and pre-commercialization efforts for BIJUVA™, including costs related to outsourced sales personnel and their related expenses, physician education, conferences and travel expenses related to product commercialization. We expect sales and marketing expenses to continue to increase as we continue to support our growing business and commercialization of our products.

Other operating expense for the nine months ended September 30, 2018 increased by approximately $2,761,000 or 49%, to approximately $8,375,000, compared with approximately $5,614,000 for the nine months ended September 30, 2017, as a result of increased information technology, travel, allowance for bad debt expense, insurance and other office expenses primarily to support the commercialization of our new drugs.

Human resource costs, including salaries, benefits and taxes, for the nine months ended September 30, 2018 increased by approximately $5,881,000, or 34%, to approximately $23,296,000, compared with approximately $17,415,000 for the nine months ended September 30, 2017, primarily as a result of an increase of approximately $4,151,000 in personnel costs in sales, marketing and regulatory areas to support the commercialization of IMVEXXY™, pre-commercialization expenses for BIJUVA™ and an increase of approximately $1,730,000 in non-cash compensation expense included in this category related to employee stock based compensation during the nine month period ended September 30, 2018 as compared to the same period in 2017.

Professional fees for the nine months ended September 30, 2018 increased by approximately $1,349,000, or 33%, to approximately $5,411,000, compared with approximately $4,062,000 for the nine months ended September 30, 2017, primarily as a result of increased legal and accounting expenses as well as increased board of directors’ fees.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $36,152,000, or 65%, to approximately $92,100,000 for the nine months ended September 30, 2018, compared with approximately $55,948,000 for the nine months ended September 30, 2017, primarily as a result of increased personnel costs, sales and marketing expenses to support commercialization of IMVEXXY™ and pre-commercialization expenses for BIJUVA™, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, as well a decrease in revenue, partially offset by a decrease in research and development costs.

As a result of the continued development of our hormone therapy drug candidates, BIJUVA™ and IMVEXXY™, we anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY™ and BIJUVA™, although there is no assurance that any commercialization of IMVEXXY™ and BIJUVA™ will be successful.

Other (expense) income, net

Other non-operating (expense) income, net changed by approximately $1,576,000, or 350%, to other expense, net of approximately $1,126,000 for the nine months ended September 30, 2018 compared with other income, net of approximately $450,000 for the comparable period in 2017, primarily as a result of increased interest expense related to term loan that we obtained in 2018 partially offset by increased interest income in the nine months ended September 30, 2018 as compared to the same period in 2017.

Net Loss

As a result of the net effects of the foregoing, net loss increased approximately $37,728,000, or 68%, to approximately $93,226,000 for the nine months ended September 30, 2018, compared with approximately $55,498,000 for the nine months ended September 30, 2017. Net loss per share of Common Stock, basic and diluted, was ($0.42) for the nine months ended September 30, 2018 and ($0.27) for the nine months ended September 30, 2017.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the year ended December 31, 2017, we received approximately $68,573,000 in net proceeds from the issuance of shares of our Common Stock. As of September 30, 2018, we had cash totaling approximately $189,999,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We currently intend to fund the next phase of our commercialization expenses for IMVEXXY™ and pre-commercialization expenses for BIJUVA™ through funds available under our Term Loan.

On August 1, 2018, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, as representative of the underwriters, relating to an underwritten public offering of 12,745,098 shares of our Common Stock at a price of $5.10 per share. We granted the underwriters an option, exercisable for a period of 30 days, to purchase up to 1,911,764 additional shares of Common Stock. On August 2, 2018, the underwriters exercised the option in full. The net proceeds from the offering, including the exercise of the option to purchase additional shares, were approximately $69,908,000, after deducting the underwriting discount and offering expenses payable by us. The offering closed on August 6, 2018.

In connection with the Knight License Agreement, Knight entered into a subscription agreement with us to, pursuant to which, on August 6, 2018, Knight purchased $20,000,000 of shares of our Common Stock concurrently with the closing of the underwritten public offering of Common Stock at a price per share equal to the price per share to the public in underwritten public offering.

On May 1, 2018, we entered into a Credit and Security Agreement, or the Credit Agreement, by and among us and our subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as an agent and as lender, and the additional lenders party thereto from time to time, which provides a secured term loan facility in an aggregate principal amount of up to $200,000,000, or the Term Loan. Under the terms of the Credit Agreement, the Term Loan will be made in three separate tranches, each, a Tranche, with each Tranche to be made available to us, at our option, upon our achievement of certain milestones. The first Tranche of $75,000,000, or Tranche 1, was drawn by us on June 7, 2018, following approval by FDA of the NDA for IMVEXXY™. We intend to use the proceeds from the first draw down to support the commercial launch of IMVEXXY™. The second Tranche of $75,000,000, or Tranche 2, may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) that Tranche 1 has been drawn, (ii) the approval by the FDA of the NDA for BIJUVA™ and (iii) we have consummated our first commercial sale in the United States of BIJUVA™. The third Tranche of $50,000,000, or Tranche 3, may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) Tranche 2 has been drawn and (ii) we have generated at least $75,000,000 of consolidated net revenue attributable to commercial sales of IMVEXXY™ and BIJUVA™ during the twelve-month period ending immediately prior to the funding of Tranche 3.

During the nine months ended September 30, 2018, certain individuals exercised options to purchase 1,446,876 shares of Common Stock for $1,236,313.

Our net days sales outstanding, or net DSO, is calculated by dividing gross accounts receivable less the reserve for chargebacks and payment discounts divided by the average daily net sales for the period. We also disclose gross DSO, which includes the calculation of gross accounts receivable divided by the average gross sales to distributors including constrained revenue during the period. For the nine months ended September 30, 2018, our gross DSO was 90 days compared to 67 days for the year ended December 31, 2017 and our net DSO was 339 days for the nine months ended September 30, 2018 compared to 97 days for the year ended December 31, 2017. The increase in our gross DSO as of September 30, 2018 was primarily related to extended terms given to our customers in connection with the launch of IMVEXXY™. Our net DSO excluded the effect of constrained revenue and was affected by extended terms, increased coupons and discounts given to our customers in connection with the launch of IMVEXXY™. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors, as compared to the terms previously provided to our retail pharmacy distributors, changes in the healthcare industry and specific terms that may be extended in connection with the launch of IMVEXXY™, BIJUVA™ and ANNOVERA™.

We believe that our existing cash and availability under the Term Loan will allow us to fund our operating plan through at least the next 12 months from the date of this quarterly report. However, if the commercialization of IMVEXXY™, BIJUVA™ and ANNOVERA™ is delayed, our existing cash may be insufficient to satisfy our liquidity requirements until we are able to commercialize IMVEXXY™, BIJUVA™ and ANNOVERA™ and we may not be able to access funds under the Term Loan. If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing and other commercialization and pre-commercialization efforts and we may seek to sell additional equity or debt securities. Our ability to obtain additional debt financing is restricted pursuant to the Credit Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, to the extent permitted under the Credit Agreement, the ownership interests of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, certain of which are restricted under the Credit Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products, if permitted under the Credit Agreement. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to commercialize IMVEXXY™, BIJUVA™ and ANNOVERA™ and to complete the clinical development of and commercialize of our other hormone therapy drug candidates. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2018	2017
	(000s)
Net cash used in operating activities	$(78,667)	$(55,350)
Net cash used in investing activities	$(20,827)	$(476)
Net cash provided by financing activities	$162,357	$72,584

Operating Activities

The principal use of cash in operating activities for the nine months ended September 30, 2018 was to fund our current expenses primarily related to supporting clinical development, scale-up and manufacturing activities and future commercial activities, adjusted for non-cash items. The increase of approximately $23,317,000 in cash used in operating activities for the nine months ended September 30, 2018 compared with the comparable period in the prior year was due primarily to an increase in our net loss and non-cash compensation expense coupled with changes in the components of working capital.

Investing Activities

During the third quarter of 2018, we paid $20,000,000 to the Population Council, upon FDA approval of ANNOVERA™ based on the license agreement that we entered into with the Population Council. In addition, an increase in spending on patent and trademarks resulted in an increase in cash used in investing activities for the nine months ended September 30, 2018 compared with the same period in 2017.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the nine months ended September 30, 2018 provided net cash of approximately $162,357,000 which primarily consisted of approximately $89,908,000 in proceeds from the sale of our Common Stock, funding from our Term Loan of approximately $75,000,000 offset by payment of financing fees of approximately $3,787,000, as well as net cash of $1,236,000 from the exercise of options. The cash provided by financing activities during the nine months ended September 30, 2017 included approximately $68,573,000 in proceeds from the sale of Common Stock and $4,011,000 in proceeds from the exercise of options and warrants.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-13 that eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2018, FASB issued ASU 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We are currently evaluating the effect of this guidance on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of analyzing the quantitative impact of this guidance on our results of operations and financial position. In July 2018, FASB amended the new leases standard by issuing ASU 2018-10, Codification improvements to Topic 842, Leases as well as ASU 2018-11, Leases, (Topic 842): Targeted improvements. ASU 2018-11 gives entities another option for transition and to provide lessors with a practical expedient. We plan to adopt ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. We continue to assess all potential impacts of the standard and we currently believe the impact of this standard will be primarily related to the accounting for our current operating lease and a new operating lease entered into in the third quarter of 2018.

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

We are also subject to market risk in connection with borrowings under our Term Loan. Amounts borrowed under our Term Loan bear interest at a rate equal to the sum of (i) one-month LIBOR (subject to a LIBOR floor of 1.50%) plus (ii) 7.75% per annum. At September 30, 2018, the outstanding principal balance on our Term Loan, net of issuance costs, was approximately $73,261,065. Considering the total outstanding balance of approximately $75,000,000, as of September 30, 2018, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $750,000 per year.

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

Changes in Internal Controls

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the risk factors previously disclosed in our Annual Report and our other filings with the SEC, before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below and in our other filings with the SEC are the most significant we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the risks included in our filings with the SEC occur, our business, financial condition, or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We may not be able to complete the development and commercialization of our hormone therapy drug candidates if we fail to obtain additional financing.

We need substantial amounts of cash to complete the commercialization of IMVEXXY™, BIJUVA™ and ANNOVERA™ and the clinical development and commercialization of our hormone therapy drug candidates. Our existing cash may not be sufficient to fund these requirements. In addition, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected on these programs. We may attempt to raise additional capital from the issuance of equity securities, collaborations with third parties, licensing of rights to our products, the issuance of debt securities and the incurrence of debt, to the extent permitted under the Credit Agreement, or other means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of management’s attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations.

We cannot guarantee that future debt or equity financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

●    significantly delay, scale back, or discontinue our product development and commercialization efforts;

●    seek collaborators for our hormone therapy drug products and candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be the case; or

●    license, potentially on unfavorable terms, our rights to our hormone therapy drug products and candidates that we otherwise would seek to develop or commercialize ourselves.

The Credit Agreement does, and any agreements governing future debt financing, if available, may, include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing discovery, development and commercialization efforts, and our ability to generate revenue and achieve or sustain profitability will be substantially harmed.

We are subject to extensive and costly government regulation.

The products we currently market, including IMVEXXY™ and our prenatal vitamins, the products that we are currently commercializing, including BIJUVA™ and ANNOVERA™, and the pharmaceutical products we are developing and planning to develop in the future, are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments, and their respective foreign equivalents. The FDA regulates dietary supplements, cosmetics, and drugs under different regulatory schemes. For example, the FDA regulates the processing, formulation, safety, manufacturing, packaging, labeling, and distribution of dietary supplements and cosmetics under its dietary supplement and cosmetic authority, respectively. The FDA also regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products under various regulatory provisions. If any drug products we develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

We are also subject to additional health care regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state health care laws and regulations include the following:

●	The federal health care Anti-Kickback Statute, or AKS, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal health care programs, such as Medicare, Medicaid, TriCare, and Children’s Health Insurance Program. Liability may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, federal law provides that the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA, described below. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in government health care programs.

●	The Ethics in Patient Referrals Act of 1989, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services, including outpatient drugs, reimbursed under the Medicare or Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions, and prohibits those entities from submitting claims to Medicare or Medicaid for payment of items or services provided to a referred beneficiary.

●	The federal False Claims Act, or FCA, imposes criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment involving federally funded programs that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money with respect to a federal program. The FCA prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items, or services. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for, among other things, claims for items or services not provided as claimed, with inaccurate coding or for medically unnecessary items or services, kickbacks, promotion of off-label uses, and misreporting of drug prices to federal agencies.

●	Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, or collectively, HIPAA, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing, or covering up a material fact, or making any materially false statements in connection with the delivery of or payment for health care benefits, items, or services. HIPAA also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. State laws may also govern the privacy and security of health information or other personal information in certain circumstances.

●	Federal laws require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government health care programs.

●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, imposes annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under certain government health care programs for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Numerous state laws may also require disclosure of transfers of value to health care providers, pharmaceutical pricing information and marketing expenditures.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to interactions between pharmaceutical manufacturers and health care providers, sales or marketing arrangements, and claims involving health care items or services reimbursed by commercial third-party payors, including private health care insurers and health maintenance organizations; further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

Many aspects of these laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations that increases the risk of potential violations. In addition, these laws and their interpretations are subject to change. Many state laws differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts. Moreover, the number and complexity of both federal and state laws continues to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the ACA includes a number of provisions aimed at strengthening the government’s ability to pursue AKS and FCA cases against pharmaceutical manufacturers and other health care entities, including substantially increased funding for health care fraud enforcement activities, enhanced investigative powers, and amendments to the FCA that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. We anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. For example, federal enforcement agencies recently have shown interest in pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services and relationships with specialty pharmacies. Some of these investigations have resulted in significant civil and criminal settlements.

Efforts to ensure that our operations, including our business arrangements with third parties, comply with applicable health care laws and regulations could be costly. In connection with the commercial launch of IMVEXXY™, we have grown our compliance program and are in the process of expanding our compliance team to focus on developing a program based on industry best practices. As this program has not yet been tested and the requirements in this area are constantly evolving, our program may not eliminate all areas of potential exposure. Although effective compliance programs can help mitigate the risk of investigation, regulatory and enforcement actions, and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state fraud, privacy, security, and reporting laws may prove costly. Although we believe that our business practices are structured to be compliant with applicable laws, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other health care laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from government health care programs, and the curtailment or restructuring of our operations. If any of the physicians, providers, or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusion from government health care programs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, and could result in related shareholder suits, any of which could also have an adverse effect on our business, financial condition and results of operations.

In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA, the FTC, or by other federal, state, local, or foreign regulatory authorities, to the repeal of laws or regulations that we generally consider favorable, such as the Dietary Supplement Health and Education Act of 1994, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals, or interpretations, and we cannot predict what effect additional governmental regulation, if it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such developments could have a material adverse effect on our business.

Coverage and reimbursement may not be available for our products, which could make it difficult for us to sell our products profitably, or if available, government mandated rebates may be too high and may adversely affect our profitability.

Market acceptance and sales of our products, including IMVEXXY™, BIJUVA™ and ANNOVERA™, and our hormone therapy drug candidates or prescription vitamins, will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government health care programs and third-party payors decide which prescription drug products they will pay for and establish reimbursement levels. Payors generally do not cover OTC products, and coverage for prescription vitamins and dietary supplements varies. Many private third-party payors, such as managed care plans, manage access to drug products’ coverage partly to control costs to their plans, and may use drug formularies and medical policies to limit their exposure. Factors considered by these payors include product efficacy, cost effectiveness, and safety, as well as the availability of other treatments including generic prescription drugs. Our ability to commercialize IMVEXXY™, BIJUVA™ and ANNOVERA™, successfully depends on coverage and reimbursement levels set by government health care programs and third-party private payors. Obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and we may not be able to negotiate or continue to negotiate reimbursement or pricing terms for our products, including IMVEXXY™, BIJUVA™ and ANNOVERA™, our hormone therapy drug candidates with payors at levels that are profitable to us, or at all.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and certain others by establishing a new Part D to the Medicare program. However, unlike Medicare Part A and Part B—through which Medicare provides coverage for certain drugs in certain circumstances—coverage under Part D is provided by private insurers operating under contract with CMS. In addition, this legislation provided authority for limiting the number of certain outpatient drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These and future cost-reduction initiatives could decrease the coverage and price that we receive for our products from Medicare, if any, including IMVEXXY™, BIJUVA™ and ANNOVERA™, our other hormone therapy drug candidates, if approved, and could significantly harm our business. It was historically unclear whether products approved to treat moderate to severe dyspareunia, a symptom of vulvar and vaginal atrophy due to menopause, such as IMVEXXY™, were excluded under Medicare Part D, which resulted in limited Medicare coverage for such products. Recent clarification issued by CMS in May 2018 indicated that drugs, such as IMVEXXY™, that are approved for the treatment of moderate to severe dyspareunia (as well as drugs approved for the treatment of moderate to severe symptoms of vulvar and vaginal atrophy associated with menopause) are not excluded from Medicare Part D coverage. CMS’s clarification, however, is no guarantee that such coverage will be obtained for IMVEXXY™, and obtaining Medicare or other government health care program reimbursement for any new drug products may take up to several years following FDA approval. While the MMA applies only to drug benefits for Medicare beneficiaries, third-party payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under Medicare may result in a similar reduction in payments from third-party payors.

Our ability to commercialize ANNOVERA™ depends on coverage and reimbursement levels set by government health care programs and third-party private payors. The ACA mandates that private health plans provide coverage for women’s preventative services, without imposing patient cost-sharing requirements, as recommended by HRSA. HRSA Guidelines require private health plans to cover, with no patient out-of-pocket costs, at least one form of treatment (e.g., one product) in each of the methods (e.g., classes of contraception) identified by the FDA for women in its Birth Control Guide. ANNOVERA™ was deemed a new class of contraception by the FDA, which designation could allow for coverage by private health plans with no patient out-of-pocket costs. However, there is no guarantee that such coverage will be obtained and it is possible that other FDA-approved products could also be included in this new class. Pursuant to HRSA Guidelines, private payors need only provide no-cost coverage for one product in each class, and may use reasonable medical management to determine whether and to what extent to cover other products in the class. To the extent ANNOVERA™ is not the only FDA-approved product in a designated class of contraception, private payors may choose not to cover our one-year vaginal contraceptive system, or may require patient cost-sharing obligations.

To the extent we obtain coverage for our products by state Medicaid programs, we may be required to pay a rebate to each state Medicaid program for any covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program, and to comply with all Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Healthcare Act of 1992. Moreover, federal law requires that any company participating in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B Program, which impose additional requirements. In addition, if our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration or to low income patients of certain hospitals, additional laws and requirements may apply.

We expect to experience pricing pressures in connection with the sale of our products generally due to the trend toward managed health care, the increasing influence of health maintenance organizations, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. As discussed more below, the goal of the ACA, as enacted in 2010, was to reduce the cost of health care and substantially change the way health care is financed by both government health care programs and third-party payors. Among other measures, the ACA increased rebates on manufacturers for certain covered drug products reimbursed by state Medicaid programs. While we cannot predict the full effect that the ACA will have on government health care programs’ reimbursement policies in general or on our business specifically, the ACA may result in downward pressure on drug reimbursement, which could negatively affect market acceptance of our products. In addition, we cannot predict whether new proposals will be made or adopted, when they may be adopted, or what impact they may have on us if they are adopted.

The availability of generic products at lower prices than branded products may substantially reduce the likelihood of reimbursement for branded products, such as IMVEXXY™, BIJUVA™ and ANNOVERA™, or our other hormone therapy drug candidates, if approved.

If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we could have difficulty achieving market acceptance of our products and our business, financial condition, results of operations, and prospects could be harmed.

Future legislation or regulations may adversely affect reimbursement from government health care programs and third-party payors.

Legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction of several government programs. This includes aggregate reductions to Medicare payments to health care providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the ACA. If the ACA or parts of it are repealed, it is unclear what impact that would have on drug reimbursements or coverage and it is also unclear what programs, if any, Congress might enact to replace the repealed portions of the ACA. The Trump administration may also take executive action in the absence of legislative action. For example, in October 2017, the President announced that the administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. With respect to IMVEXXY™, BIJUVA™ and ANNOVERA™, and to the extent we ever obtain regulatory approval and commercialization of our other drug candidates, these new laws and policies (as well as proposed legislation, if enacted) may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

On December 13, 2016, President Obama signed into law the 21st Century Cures Act, which, among other things, may increase the types of clinical trial designs that would be acceptable to support an NDA. It is unclear, at this time, how these provisions will be implemented or whether they would have any effect on our company. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on our drug product and drug candidates may be.

There have also been efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals; proposed and enacted legislation generally have focused on increasing transparency around drug costs or limiting drug prices. For example, in 2017, California enacted a new law, which went into effect on January 1, 2018, to facilitate greater transparency in brand-name and generic drug pricing through the implementation of specific price reporting requirements for pharmaceutical manufacturers. If adequate reimbursement levels are not maintained by government and third-party payors for our products, our ability to sell our products may be limited and/or our ability to establish acceptable pricing levels may be impaired, thereby reducing anticipated revenues and profitability.

Our dependence upon third parties for the manufacture and supply of our existing women’s health care products and our hormone therapy drug candidates may cause delays in, or prevent us from, successfully developing, commercializing, and marketing our products.

We do not currently have, nor do we currently plan to build or acquire, the infrastructure or capability to internally manufacture our existing women’s health care products, ANNOVERA™, or our hormone therapy drug candidates. We have relied, and will continue to rely, on third parties to manufacture these products in accordance with our specifications and in compliance with applicable regulatory requirements. We have entered into long-term supply agreements with Catalent for the commercial supply of IMVEXXY™ and BIJUVA™. Under the terms of the agreements, we will be obligated to purchase certain minimum annual amounts of each product once we commence commercial sales of such product following regulatory approval of Catalent as a manufacturer of such product. We depend on Lang, a full-service, private label and corporate brand manufacturer, to supply approximately 100% of our vitaMedMD and BocaGreen products. We do not have long-term contracts for the commercial supply of our existing women’s health care products, however, in certain circumstances, including our failure to satisfy our production forecasts to Lang, we may be obligated to reimburse Lang for the costs of excess raw materials purchased by Lang that it cannot use in another product category that it then sells. We intend to enter into agreements with Crystal Pharma SAU and QPharma AB for the commercial supply of one of the active pharmaceutical ingredients for, and the manufacturing of, ANNOVERA™, respectively. However, if we experience delays in finalizing these agreements or are unable to execute these agreements on commercially reasonable terms, we may need to find alternative manufacturing facilities, which would result in disruption in our commercialization of ANNOVERA™.

Regulatory requirements could pose barriers to the manufacture of our existing women’s health care products and our hormone therapy drug product and drug candidates. Our third-party manufacturers are required to comply with cGMP regulations. As a result, the facilities used by any of our current or future manufacturers may be subject to an NDA pre-approval inspection, or PAI, by the FDA, and any noncompliance could cause the NDA to be disapproved or delayed in approval. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are ultimately responsible for compliance with manufacturing obligations even if the manufacturing is conducted by a third-party contract manufacturing organization, or CMO. All of our existing products are, and our hormone therapy drug candidates, if approved, will be manufactured by CMOs. These CMOs are required by the terms of our contracts to manufacture our products in compliance with the applicable regulatory requirements. The CMO that will manufacture IMVEXXY™ and BIJUVA™ has previously been inspected by the FDA and received Form 483 observations with respect to its softgel manufacturing plant that will be used for the manufacture of the commercial supply of IMVEXXY™ and BIJUVA™. QPharma, the CMO that will manufacture ANNOVERA™, has previously been inspected by the FDA and received Form 483 observations on December 15, 2017, with respect to its facility that will be used for the commercial supply of ANNOVERA™. The FDA classified the inspection as Voluntary Action Indicated, meaning that the FDA found instances of noncompliance, but the problems likely would not result in further regulatory action. QPharma submitted its written response to the Form 483 observations to the FDA on December 22, 2017, however neither we nor QPharma has been informed by the FDA as to whether QPharma’s response addresses and remediates these observations in a manner satisfactory to the FDA. If QPharma is unable to address and remediate the FDA’s observations, it could have a material adverse effect on the manufacture of ANNOVERA™.

If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, our regulatory submissions may be delayed or disapproved, and our marketed products may be affected. If these facilities are not in compliance for the manufacture of our vitamin products, our hormone therapy drug product and our drug candidates, we may need to find alternative manufacturing facilities, which would result in disruptions of our sales and significant delays of up to several years in obtaining approval for our hormone therapy drug candidates. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMP regulations or other applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, violation letters, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts, and criminal prosecutions, any of which could have a material adverse impact on our business, financial condition, results of operations, and prospects. We do not currently have alternative manufacturers, and we may not be able to enter into a long-term agreement with alternative manufacturers, or do so on commercially reasonable terms, which could have a material adverse impact on our business. Finally, we also could experience manufacturing delays if our CMOs give greater priority to the supply of other products over our products and proposed products to the delay or other detriment of our products and proposed products, or otherwise do not satisfactorily perform according to the terms of their agreements with us.

We also do not have long-term contracts for the supply of the active pharmaceutical ingredient, or API, used in IMVEXXY™, BIJUVA™ and ANNOVERA™. If any supplier of the API or other products used in our approved products or hormone therapy drug candidates experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of an agreement between us, or does not devote sufficient time, energy, and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our approved products or hormone therapy drug candidates, which could impair our ability to supply our approved products or hormone therapy drug candidates at the levels required for commercialization and prevent or delay their successful commercialization.

Even after the approval of IMVEXXY™, BIJUVA™ and ANNOVERA™, and even if we obtain regulatory approval for our other hormone therapy drug candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

With respect to IMVEXXY™, BIJUVA™ and ANNOVERA™, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for IMVEXXY™, BIJUVA™ and ANNOVERA™ contains restrictions on use and warnings. The Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA enhanced post-market authority, including the Risk Evaluation and Mitigation Strategy, explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved REMS programs. IMVEXXY™, BIJUVA™ and ANNOVERA™ will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. As part of the FDA’s approval of IMVEXXY™, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen such as IMVEXXY™. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our hormone therapy drug candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

The holder of an approved NDA also is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Legal requirements have also been enacted to require disclosure of certain clinical trial results on a publicly available database.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMPs regulations and other regulatory requirements, such as adverse event reporting. If we or a regulatory agency discovers problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS program. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws, and are subject to review by FDA. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and may be required to provide corrective information. Should we fail to comply with these requirements, we may be subject to significant liability including civil and administrative actions as well as criminal sanctions. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act and its implementing regulations.

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

Recent government enforcement has targeted pharmaceutical companies for violations of fraud and abuse laws.

The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, pharmacies, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical products, including certain discounts, or engagement of speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices with respect to interactions with health care professionals, including but not limited to consultant relationships, speaker programs, advisory boards, and scientific/educational grant programs, as well as our arrangements with pharmacies, may not in all cases meet all of the criteria for safe harbor protection from AKS liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs. In addition, several states have recently enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct and/or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Several states have also adopted laws that prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain health care providers.

Though we are continuing to develop our compliance program, we cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate federal or state fraud and abuse laws or other applicable requirements.

Federal enforcement agencies and private whistleblowers recently have shown interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support, co-pay support, nursing, adherence and educational services, referrals to other providers, donations to independent patient assistance charities, and relationships with specialty pharmacies. Co-pay assistance programs are intended to assist qualified patients with private insurance with any out-of-pocket financial obligations, but must exclude any government health care program beneficiaries. A number of investigations into patient assistance practices have resulted in significant civil and criminal settlements. We offer co-pay assistance for our vitamin products ,and will offer patient assistance including co-pay assistance and free drug sample starter packs for IMVEXXY™, and potentially will do so for BIJUVA™ and ANNOVERA™. If we fail to structure these and other support programs to comply with applicable law, we risk becoming subject to government investigations, and potentially, facing penalties or consequences for violations under fraud and abuse laws. In addition, to the extent we, our subsidiary, VitaMed, or our other contractors or agents receive or obtain individually identifiable health information from patients, health care professionals, pharmacies, or other individuals or entities, although we are not directly subject to HIPAA, we could be subject to criminal penalties if we mishandle individually identifiable health information in a manner that is not authorized or permitted by HIPAA. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

The occurrence of any of the foregoing events or penalties may force us to expend significant amounts of time and money and may significantly inhibit our ability to bring to market or continue to market our products and generate revenue. Similar regulations apply in foreign jurisdictions.

Any failure to adequately expand a direct sales force will impede our growth.

We expect to be substantially dependent on a direct sales force to attract new business and to manage customer relationships. We plan to expand our direct sales force and believe that there is significant competition for qualified, productive direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient direct sales personnel. New and future hires may not become as productive as expected, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets in which we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel or are required to hire more sales personnel than we expect our business prospects could suffer.

Other pharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and longer histories than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we offer. If we are unable to continue to attract and retain high-quality personnel, our ability to commercialize IMVEXXY™, BIJUVA™ and ANNOVERA™ may be limited.

Licensing of intellectual property involves complex legal, business and scientific issues, and disputes could jeopardize our rights under such agreements. Additionally, our current licensing agreements contain limitations and restrictions that could limit or adversely affect our ability to develop and commercialize other products in the future.

We are currently and may in the future be a party to license agreements of importance to our business and to our current product and product candidates, and we expect to be subject to additional such agreements in the future. Disputes may arise between us and any of these counterparties regarding intellectual property subject to and each parties’ obligations under such agreements, including:

●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product and product candidates, and what activities satisfy those diligence obligations;

●	the scope of rights granted under the agreement and other interpretation-related issues;
●	our obligations to make milestone, royalty or other payments under those agreements;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
●	our right to sublicense patent and other rights to third parties;
●	the ownership of inventions and know-how arising under the agreement or resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
●	our right to transfer or assign the license; and
●	the effects of termination.

These or other disputes over our obligations or intellectual property that we have licensed may prevent or impair our ability to maintain our current arrangements on acceptable terms, or may impair the value of the arrangement to us. Any such dispute could have an adverse effect on our business.

If we fail to meet our obligations under a license agreement in a material respect, the respective licensor could have the right to terminate the respective agreement and upon the effective date of such termination, have the right to re-obtain the related technology as well as, potentially, aspects of any intellectual property controlled by us and developed during the period the agreement was in force that relate to the applicable technology. This means that the licensor to each of these agreements could effectively take control of the development and commercialization of the applicable product or product candidate after an uncured, material breach of the agreement by us. This may also be the case if we voluntarily terminate the relevant agreement. Any uncured, material breach under a license agreement could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for the applicable product or product candidates.

In July 2018, we entered into a license agreement with the Population Council to obtain exclusive U.S. rights to commercialize the Population Council’s segesterone acetate/ethinyl estradiol one-year vaginal system for human contraceptive indications, which was approved by the FDA in August 2018 and which we intend to commercialize under the name ANNOVERA™. The agreement requires us to use commercially reasonable efforts to commercialize this product and enter into certain manufacturing agreements, make timely milestone and other payments, provide certain information regarding our activities under the agreement, and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements.

In addition, our current licensing agreement with the Population Council contains limitations and restrictions, including limitations that could limit or adversely affect our ability to develop and commercialize this or other product candidates including the following:

●	we cannot sublicense the rights licensed to us without the consent of the Population Council;
●	neither we nor the Population Council may develop a competitive product (as defined with respect to each party in the agreement) for six years from the date of the agreement;
●	currently there are no Orange Book listable patents or patent applications covering this system; and

●	the Population Council owns any program improvements, as defined in the agreement.

Our level of indebtedness and the terms of the Credit Agreement could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to satisfy certain conditions in our Credit Agreement, we will be unable to draw down the remaining the facility and if we are unable to comply with restrictions in the Credit Agreement, the repayment of our existing indebtedness could be accelerated.

Under the Credit Agreement, we have incurred a substantial amount of debt, which could adversely affect our business. In June 2018, we drew down the first tranche of $75.0 million under the Credit Agreement and we currently intend to draw down up to an additional $125.0 million in the aggregate in two additional tranches under the terms of the Credit Agreement, when and if the conditions precedent to such tranches have been met. Our high level of indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow from operations to pay interest and principal, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

We must satisfy certain conditions to be eligible to draw down the second tranche of $75.0 million and the third tranche of $50.0 million. The second tranche may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) the approval by the FDA of the NDA for BIJUVA™ and (ii) that we have consummated our first commercial sale in the United States of BIJUVA™. The third tranche of $50.0 million may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) tranche 2 has been drawn and (ii) we and our subsidiaries party to the Credit Agreement have generated at least $75.0 million of consolidated net revenue attributable to commercial sales of BIJUVA™ and IMVEXXY™ during the twelve-month period ending immediately prior to the funding of tranche 3. If we are unable to satisfy those conditions, we would not be able to draw down the respective tranche of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all.

The Credit Agreement requires us to make certain payments of principal and interest over time and contains a number of other restrictive covenants. Among other requirements of the Credit Agreement, we and our subsidiaries party to the Credit Agreement must (i) maintain a minimum cash balance of $50.0 million and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our products. The Credit Agreement also contains covenants that limit, among other things, the ability of us and our subsidiaries party to the Credit Agreement to (i) incur indebtedness, (ii) incur liens on our property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain permitted indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.

Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations.

Item 6. Exhibits

Exhibit	Date	Description
10.1+*	July 30, 2018	Population Council License Agreement, by and between TherapeuticsMD, Inc. and The Population Council, Inc.
10.2*	July 30, 2018	Amendment No. 1 to the Credit and Security Agreement, by and among TherapeuticsMD, Inc., as borrower, its subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as agent and as lender, and the additional lenders party thereto from time to time.
31.1*	November 8, 2018	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	November 8, 2018	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1*	November 8, 2018	Section 1350 Certification of Chief Executive Officer
32.2*	November 8, 2018	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document

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

DATE: November 8, 2018

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)