Form 10-K
period 2018-12-31
TherapeuticsMD, Inc.
filed 2019-02-27
CIK 25743

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number 001-00100

TherapeuticsMD, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway NW, Third Floor

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant (182,622,092 shares) based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,139,561,854.

As of February 18, 2019, there were outstanding 241,161,845 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10- K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

THERAPEUTICSMD, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2018

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

TherapeuticsMD owns or has rights to trademarks, service marks, or trade names that are used in connection with the operation of its business including TherapeuticsMD®, vitaMedMD®, BocaGreenMD® and IMVEXXY®. This Annual Report also contains trademarks and trade names of other companies.

In addition, this Annual Report includes market and industry data that we obtained from periodic industry publications, third-party studies and surveys, government-agency sources, filings of public companies in our industry, and internal-company surveys. Industry publications and surveys generally state that their information has been obtained from sources believed to be reliable. Although we believe that the industry and market data below is reliable as of the date of this Annual Report, this information could prove to be inaccurate as a result of a variety of matters.

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

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date of this Annual Report, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, research and product-development uncertainties, regulatory policies and approval requirements, competition from other businesses, market and general economic factors, and the other risks discussed in Item 1A of this Annual Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report.

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

Overview

Our Company

We are a women’s healthcare company focused on creating and commercializing innovative products to support the lifespan of women and championing awareness of women’s healthcare issues, specifically, for pregnancy prevention, pregnancy, childbirth, nursing, pre-menopause, and menopause. At TherapeuticsMD, we combine entrepreneurial spirit, clinical expertise, and business leadership to develop and commercialize health solutions that enable new standards of care for women. Our solutions range from advanced hormone therapy pharmaceutical products to patient-controlled, long-acting contraceptive. We also manufacture and distribute branded and generic prescription prenatal vitamins under the vitaMedMD® and BocaGreenMD® brands.

With our SYMBODA™ technology, we are developing and commercializing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. Our track record of commercialization allows us to efficiently leverage and grow our marketing and sales organization to commercialize our recently approved products.

During 2018, the U.S. Food and Drug Administration, or FDA, approval of our drugs has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our drugs. In July 2018, we launched our recently FDA approved product, IMVEXXY® (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. We are also focused on commercialization activities necessary for launch of BIJUVA™ and ANNOVERA™. BIJUVA™ is our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA on October 28, 2018. ANNOVERA™ (segesterone acetate/ethinyl estradiol vaginal system), is the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent unintended pregnancy for up to a full year, which was approved by the FDA on August 10, 2018. On July 30, 2018, we entered into an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA™ in the U.S. In addition, on July 30, 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY® and BIJUVA™ in Canada and Israel.

Our Business Model

At TherapeuticsMD, we combine entrepreneurial spirit, clinical expertise, and business leadership to develop and commercialize health solutions that enable a new standard of care. Our solutions range from advanced hormone therapy pharmaceutical products to patient-controlled, long-acting contraceptive. We also manufacture and distribute branded and generic prescription prenatal vitamins under the vitaMedMD® and BocaGreenMD® brands. Our purposeful and continuous partnership with healthcare professionals and women is at the heart of our strategies for delivering innovative solutions for women at every stage of her life. From pregnancy to after menopause, we believe the only way to truly connect with and understand women and their healthcare professionals is to ask questions.

Healthcare has become increasingly consumer driven. Therefore, patients are seeking more information, control, and convenience, which places additional time and financial pressures on physicians, and as a result, physicians are looking for improved ways to provide better service to their patients. A recent study by IMS Health Inc. concluded that physicians desire fewer but more encompassing relationships with companies that can provide more valuable information, deliver more relevant services, and better respond to specific needs of their practice and patients. Our goal is to meet this challenge by focusing on the opportunities in women’s health, specifically the OB/GYN market, to provide a better customer experience for physician, payer, pharmacist, and patient through the following means:

●	We will offer physicians a comprehensive product line of women’s healthcare products, across women’s lifecycles.

●	Our hormone therapy drugs and drug candidates are designed to use the lowest effective dose.

●	Our contraceptive product is the only long acting reversible contraceptive option that is patient-controlled and procedure-free.

●	We believe the attributes of our prenatal vitamins will result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality products, such as Quatrefolic®, FOLMAX®, FePlus®, and pur-DHA™. All our prenatal vitamins are gluten-, sugar-, and lactose-free.

●	We strive to improve our existing products and develop new products to generate additional revenue through our existing sales channels.

●	We believe health care providers, or HCPs, can offer alternatives to patients that meet the patient’s individual nutritional requirements and provide patients a cost that is competitive in the marketplace.

●	Improved patient education, a high level of patient compliance, and reduced cost of products all result in lower cost of care for payers and improved outcomes for patients.

At the forefront of our sales approach is the philosophy that the physician should recommend or prescribe products based only on what is best for the patient. In general, a better outcome is achieved by providing patients with the best products and care at the best value. We believe having a portfolio of high-quality product options that can be recommended or prescribed by both the physician and payer is the foundation of providing valuable options to the patient. We are dedicated to enabling healthcare professionals to advance the health of woman by offering new treatment options and giving voice to women’s needs and health concerns. We are committed to partnering with women’s health advocacy organizations as we create and commercialize solutions to help women transform how they experience reproductive health.

Our sales model focuses on the “4Ps”: patient, provider, pharmacist, and payer. We market and sell our products primarily through a dedicated national sales force that calls on HCPs primarily in the OB/GYN market space. In addition, our products allow HCPs to offer an alternative to patients at a co-payment and that provides patients a cost that is competitive in the marketplace. We also believe that our combination of branded and authorized generic lines of prenatal vitamins offers physicians, women, and payers cost-effective alternatives for top-quality care. We supply our prescription products to consumers through retail pharmacies nationwide. Our fully staffed customer care center uses current customer relationship management software to respond to HCPs, pharmacies, and consumers via incoming and outgoing telephone calls, e-mails, and live-chat.

We believe our sales force has developed strong relationships in the OB/GYN market to sell our current products. We have also established relationships with some of the largest OB/GYN practices in their respective markets. By delivering additional products through the same sales channel, we believe we can leverage our already deployed assets to increase our sales and achieve profitability. As a result, we will leverage our existing infrastructure, including our sales force, to commercialize our VitaMedMD line of prenatal vitamins and our recently approved products: IMVEXXY®, BIJUVA™, and ANNOVERA™. In addition to our focus on direct selling from our sales organization, we have executed a branded multichannel awareness campaign for HCPs leveraging digital, non-personal promotion and journal advertising and have already reached virtually all the active writing HCPs within the VVA category with IMVEXXY® branded messages. Our sales organization is planned for approximately 200 territories that will cover the most important HCPs for our product portfolio. In addition, we may partner with additional licensors or other strategic partners to commercialize our drugs outside of the OB/GYN market or in non-U.S. markets.

As of December 31, 2018, we marketed and sold IMVEXXY®, our first FDA approved product and our prescription prenatal vitamins under our vitaMedMD brand name and authorized generic formulations of our prescription prenatal vitamin products under our BocaGreenMD Prena1 brand name. We believe that our vitaMedMD brand name has become a recognized name for high quality women’s healthcare, while our BocaGreenMD products provide physicians, women, and payers with a lower wholesale acquisition cost alternative for prenatal vitamins. We intend to leverage our existing relationships and distribution system to introduce our next two products, BIJUVA™ and ANNOVERA™, which will enable us to provide a comprehensive line of women’s healthcare products.

Our Growth Strategy

We believe that the relationships our national sales force has developed with OB/GYN’s, through our current prescription prenatal vitamin products and newly-approved products such as IMVEXXY®, will continue to grow as these products along with ANNOVERA™ and BIJUVA™ offer new opportunities to serve the needs of their patients at each stage of their life. By delivering our entire portfolio through the same sales channel and demonstrating how these products can help women as different needs emerge throughout their lifetime, we believe we can create efficiencies and synergies to further our growth.

Exclusive Focus on Women’s Health Issues. We have steadily developed relationships with many of the largest OB/GYN practices in the country through the sales of our prenatal vitamins and IMVEXXY®. We believe that our singular focus on women’s health issues will enable us to continue to build long-term relationships with women as they move through their life cycles of family planning to after menopause.

Focus on Hormone Therapy Products. We plan to continue our focus on the development, clinical trials, and commercialization of bio-identical hormone therapy products designed to (1) alleviate the symptoms of, and reduce the health effects resulting from, menopause-related hormone deficiencies, including VMS and VVA, and (2) demonstrate equivalent clinical efficacy at lower doses. We believe there is a large unmet need in this segment of the market.

Deepening focus on other parts of a women’s reproductive lifecycle. With the acquisition and forthcoming launch of ANNOVERA™, we are demonstrating our intent to provide effective and innovative products for women at all lifecycle stages.

Penetrate Compounding Market with FDA-approved Products. We believe BIJUVA™ is the only current FDA-approved hormone therapy combination product that is bio-identical to the estradiol and progesterone produced by the ovaries, and will provide a proven alternative to non-FDA approved compounded bio-identical hormone therapy products, and potentially at a lower price to patients since most insurance companies do not provide coverage for non-FDA approved compounded products. We continue to work with independent and community-based pharmacies that currently compound bio-identical hormone therapy products to help introduce patients and prescribers to our FDA-approved hormone therapy products. We launched the BIO-IGNITE™ program, an outreach program to quantify the number of compounded bio-identical estradiol and progesterone prescriptions currently dispensed by the 3,000-3,500 high-volume compounding pharmacies and qualify their interests in potentially dispensing our FDA-approved products. As part of the BIO-IGNITE™ program, qualified pharmacies may be eligible to participate in certain purchasing groups and wholesaler programs so that offering BIJUVA™ and IMVEXXY® as appropriate treatment alternatives is economically practical for the pharmacy.

Multi-Channel Marketing Emphasis. We plan to continue our emphasis on large group OB/GYN practices that provide opportunities to reach large patient bases and that are receptive to the data and savings we provide. In addition, we may partner with additional licensors or other strategic partners to commercialize our drugs outside of the OB/GYN market or in non-U.S. markets.  In addition, the proliferation of digital technology has dramatically increased the amount of information available to patients and providers. We believe this makes patient/provider engagement and experience a more important factor for life sciences companies and that providing patients and providers with important information on a real-time basis is a critical piece of serving this market.

Multiple Distribution Partners. We plan to continue to pursue multiple distribution partners, including large chain pharmacies, independent community pharmacies, mail order and compounding and specialty pharmacies. We believe that providing a higher level of customer care through unique programs targeted at each of these distribution partners can produce better outcomes and value for the patient, provider, and payer.

Geographical Expansion. We currently plan to expand our geographic marketing footprint in the United States and sales team to approximately 200 professionals as we commercialize IMVEXXY®, BIJUVA™ and ANNOVERA™.

Commercialization Model

We plan to commercialize the products in our portfolio through a common model focused on the belief that providing good experiences for both HCPs and patients will drive profitability for TherapeuticsMD. Given that our portfolio focus is exclusively in women’s health, each new product launch will allow us to further leverage our existing infrastructure and build out our reputation as the premier women’s health organization in the United Sates. Below is more detail on our commercialization model:

●	HCP Education - Initially, we focus on the high writing and high potential HCPs in each territory to gain a full understanding of their prescribing behavior and practices. This provides us with the information to ensure the selling proposition of each drug is within the context of our understanding of each HCP. Our focus is on driving initial prescriptions of these writers for each new product launch and utilizing the time to also pull through on our portfolio of existing products. Once regular writing is established with the initial group of HCPs, we expand our reach to a larger set of HCPs writing in the category.

We accomplish educating HCPs primarily with our field sales organization. We have defined a sales force targeting approximately 200 territories, covering approximately 26,000 HCPs which covers approximately 63% of the addressable market. We are deploying a hybrid sales model that combines an internal sales leadership team with a fully dedicated contract sales force to call on our target HCPs. Additionally, we have an inside sales team that covers areas of the U.S. where key HCPs are located but where we do not have defined territories. In addition to the traditional sales organization, we have launched our key account management organization, or KAMs, to engage with our BIO-IGNITE™ partners.

In addition to our sales organization, we leverage non-personal promotion (multi-channel advertising) to targets and non-targets that drive awareness, education, and action. These efforts allow for pull through of the sales organization efforts and identification of new targets that have interest in writing prescriptions for one or more of our products. We believe this will drive increased prescribing for our products and lift the overall writing universe by keep the menopause categories and our products top of mind in the HCP community.

●	Payer Access - With the ever-changing payer environment, it is critical to maximize breadth of coverage as quickly as possible to not inhibit patient access to product. We do this while working to negotiate the best possible contracts for us. Many commercial payers employ “new-to-market blocks” for newly launched brands until the payers have the opportunity to make a coverage decision based upon their internal review the product. When a product is not covered, the patient is responsible to pay the full price for the medication, which can significantly limit utilization of the product. As we seek to increase the number of lives covered by commercial payers, it is our objective to continue to seek unrestricted coverage.

●	Supply - We want to ensure our products are available in all classes of trade and delivery systems. We intend to offer our products through traditional chain wholesalers (Cardinal, McKesson and AmerisourceBergen) and independent retail pharmacies, community compounding pharmacies with our Bio-Ignite program, and mail order. We continue to develop unique opportunities to sell direct to pharmacies to streamline distribution and better control costs.

●	Patient Affordability Programs - We have affordability and adherence programs in place for the patient so that we can support appropriate use of the product. Our co-pay assistance programs allow all patients to access the product at a reasonable cost.

●	Patient Adherence - Establishing compliance and adherence programs that make getting on and obtaining prescribed refills easy and convenient for the patient and doctor is a critical lever in our commercial model. Our focus is on minimizing complications in patients filling their first prescription and engaging with them throughout the life of their treatment to ensure patients stay on and use therapy for the appropriate length of time. We believe that the patient engagement programs that we created and piloted around our prescription prenatal vitamin business have the potential to improve patient compliance for all our products. For example, in our prescription prenatal vitamin business, our patient co-pay programs have achieved over 73% utilization in the twelve months ended August 31, 2018 compared to an industry standard of 18%.

●	Consumer Communication - Once the fundamentals of our commercialization model are established, we will launch consumer communication. Our initial focus will be on those patients who are already predisposed to seek treatment (new to therapy) and those unhappy with their current therapy. Our next focus will be to expand the market by energizing patients who are experiencing bothersome symptoms but who have not been motived to seek treatment. Methods of communication will include online and offline media and span branded and unbranded communication to ensure we drive action from awareness of symptoms to desire to speak to an HCP to acquire a prescription.

Industry and Market

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

Women’s Healthcare Market

According to the BBC Research report “Pharmaceuticals for Women’s Health: Global markets to 2023,” post-menopausal osteoporosis, pregnancy disorders and management, menopause, endometriosis, and polycystic ovary syndrome (PCOS) are the largest segments within the global market for women’s health therapeutics. The global market for women’s health therapeutics reached nearly $30.5 billion in 2018 and should reach nearly $37.3 billion by 2023, at a compound annual growth rate, or CAGR, of 4.2% for the period of 2018-2023. In addition, the menopause market for women’s health therapeutics reached $5.4 billion in 2018 and should reach $6.7 billion by 2023 at a CAGR of 4.5% through 2023. According to the GBI Research (a provider of industry-leading business intelligence solutions on a global basis) report “Women’s Health Therapeutic Market through 2018,” the women’s health therapeutics market is one of the most attractive markets in the global pharmaceutical industry.

Menopause Market

Menopause is the spontaneous and permanent cessation of menstruation, which naturally occurs in most women between the ages of 40 and 58. Hormone therapy is the most effective treatment in the United States and Canada for relief of menopausal symptoms according to the North American Menopause Society, or NAMS. These symptoms are caused by the reduced levels of circulating estrogen as ovarian production shuts down. The symptoms include hot flashes, night sweats, sleep disturbances, and vaginal dryness. According to Symphony Health Solutions, prescriptions for FDA-approved hormone therapy products for the treatment of menopause symptoms or prevention of osteoporosis generated total U.S. sales of over $5.0 billion on over 30 million prescriptions for the 12 months ended December 31, 2018, of which prescriptions for oral hormone therapy accounted for approximately $2.1 billion in U.S. sales on 20 million prescriptions over the same period.

Prescriptions for menopausal hormone therapy in the United States dropped significantly following the Women’s Health Initiative, or WHI, study in 2002, which found that subjects using conjugated equine estrogens plus the synthetic progestin medroxyprogesterone acetate had, among other things, a greater incidence of coronary heart disease, breast cancer, stroke, and pulmonary embolism. Several additional studies regarding the benefits and risks of hormone therapy have been conducted over the last decade since the WHI results were first published. The FDA recommends that women with moderate-to-severe menopausal symptoms who want to try menopausal hormone therapy for relief use it for the shortest time needed and at the lowest effective dose.

There were approximately 41.7 million women in the United States between the ages of 45 and 64 in 2010, projected to increase slightly by 2.8% to 42.9 million in 2015 and to approximately 44.3 million in 2040, according to the 2010 National Census population figures.

Hormone Therapy Products for Menopause

Estrogen (with or without a progestin) is the most effective treatment of VMS and VVA due to menopause according to NAMS. According to Symphony Health Solutions, total U.S. sales of FDA-approved oral, transdermal, and suppository estrogen (with and without a progestin) hormone therapy products were approximately $4.1 billion for the 12 months ended December 31, 2018. The three primary hormone therapy products are estrogen, progestin, and combination of estrogen and progestin, which are produced in a variety of forms, including oral tablets or capsules, skin patches, gels, emulsion, or vaginal suppositories and creams.

Estrogen-Only Therapies for Menopause

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

According to Symphony Health Solutions, total FDA-approved ET only U.S. sales amounted to $4.1 billion, of which $1.9 billion was specifically used for the treatment of VVA, for the 12 months ended December 31, 2018.

Progestin-Only Therapies for Menopause

Progestins include the naturally occurring hormone progesterone and several synthetic progestin compounds that have progestational activity. These agents are used for a variety of indications and conditions, but most often, progestins are used either alone or in combination with an estrogen for hormonal contraception and to prevent endometrial hyperplasia from unopposed estrogen in hormone therapy. Progestins alone are also used to treat women with secondary amenorrhea to create withdrawal bleeding in these women who have not had regular menses. Progestins are also used to treat dysfunctional uterine bleeding and endometriosis. Progesterone has also been used to prevent threatened or recurrent pregnancy loss and for the prevention of preterm birth. Progestins have also been used in fertility treatments. Progestins have also been used as a palliative measure for metastatic endometrial carcinoma and in the treatment of renal and breast carcinoma.

Estrogen/Progestin Combination Products for Menopause

Progestins are used in combination with estrogen in menopausal women with uteruses to avoid an increase in the incidence of endometrial hyperplasia, which is a condition caused by chronic use of estrogen alone by a woman with a uterus and is associated with an increased incidence of uterine, or endometrial, cancer. Studies have shown that, after one year, the incidence of endometrial hyperplasia is less than 1% in women taking estrogen/progestin combinations, in contrast to up to 20% in women taking estrogen alone. In accordance with FDA recommendations, doctors typically recommend that a menopausal or post-menopausal woman who has a uterus take estrogen plus a progestin, either as a combination drug or as two separate drugs. Symphony Health Solutions estimates that sales of FDA-approved combinations of estrogen and progestins were approximately $580 million and the sales of estrogens and progesterone on a stand-alone basis were approximately $1.6 million and approximately $746 million, respectively, in the United States for the 12 months ended December 31, 2018. According to national surveys of compounding pharmacists, it is estimated that compounding pharmacies fill $1.3 billion annually in menopausal hormone therapy.

Healthcare and Pharmaceutical Market

According to the EvaluatePharma® World Preview 2018, Outlook to 2024 report, despite the global pharmaceutical industry facing pricing and market access concerns, worldwide prescription drug sales are expected to reach approximately $1.2 trillion by 2024, which would represent a compound annual growth rate of approximately 6.4% between 2018 and 2024. New drug approvals in 2017 increased to 55 (consisting of new molecular entities and biologics), up 104% as compared to the low of 27 approvals in 2016. Following the drop in 2016 approvals, 2017 suggests a return to form in industry research and development productivity. A record of 55 new molecular entities were approved in 2017 with total US sales five years post launch for products approved in 2017 reaching $33.2 billion. There were 56 new drugs (consisting of new molecular entities and biologics) approved by FDA in 2015 and 51 new drugs approved by FDA in 2014. The value of these drugs continues to be high, and with U.S. five years post-launch sales of the new drugs approved in 2017, 2016 and 2015 forecast to be over $33 billion, $13 billion, $28 billion, respectively.

Our Hormone Therapy Drugs

IMVEXXY®

On May 30, 2018, we announced that the FDA had approved the 4 μg and 10 μg doses of IMVEXXY® (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of VVA, due to menopause. The 4-μg formulation of IMVEXXY® represents the lowest FDA-approved dose of vaginal estradiol available. IMVEXXY® 10-μg became available for commercial distribution in late July 2018 and both doses were commercially available by September 2018.

As part of the FDA’s approval of IMVEXXY®, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen. The FDA has also asked the sponsors of other vaginal estrogen products to also participate in the observational study. In connection with the observational study, we will be required to provide progress reports to the FDA on an annual basis. The development of this method is underway, and we do not believe that the costs will be material. In addition, the FDA asked for post-approval information with respect to certain characteristics related to the product’s specifications, which we submitted to FDA.

IMVEXXY® Commercialization Update

On July 9, 2018, we launched IMVEXXY® 10-μg with our early experience program to a targeted sample of HCPs throughout the U.S. The national launch of the 10-μg dose of IMVEXXY® began in August 2018, and the 4-μg dose of IMVEXXY® launched on September 13, 2018.

Since FDA approval of our NDA for IMVEXXY®, we have been focused on executing our launch plan. The key objectives of our launch plan include: (i) providing broad commercial access at the retail level and with commercial payers, (ii) increasing awareness and appreciation of the clinical and patient features of IMVEXXY® amongst HCPs, (iii) designing and deploying our customer facing model, and (iv) developing our internal capabilities (for example, in the areas of finance, human resources, medical affairs, information technology, data analytics, pharmacovigilance capacity and compliance) to support our commercial-stage company. We have made progress in each of these key strategic areas:

Commercial Access:

●	Both the 4-μg and 10-μg doses of IMVEXXY® are broadly available in major pharmacy chains in the U.S., as well as with our BIO-IGNITE™ partners, via our third-party logistics and our distribution partners.

●	We have aggressively sought commercial payer coverage as many commercial payers employ “new-to-market blocks” for newly launched brands until the payers make a coverage decision based upon their internal review the product. As we seek to increase the number of lives covered by commercial payers, it is our objective to continue to seek unrestricted coverage that involves affordable access for patients.

●	Through December 31, 2018, we achieved unrestricted coverage with 3 of the top 10 commercial payers of VVA products and we continue to sign new agreements with payers to cover IMVEXXY®.

●	Beginning at launch, we instituted a patient education and affordability program that allows all eligible patients who enroll to receive IMVEXXY® at an affordable out-of-pocket cost. When a product is not covered, the patient is responsible to pay the full price for the medication, which can significantly limit a patient’s ability to pay and subsequent utilization of the product. With our co-pay assistance program, enrolled patients do not pay more than $35 for a prescription of IMVEXXY®.

Brand Awareness and Adoption:

●	In addition to our focus on direct selling from our sales organization, we have executed a branded multichannel awareness campaign for HCPs leveraging digital, non-personal promotion and journal advertising and have already reached most of the active writing HCPs within the VVA category with IMVEXXY® branded messages. The focus of our interactions with HCPs included: (i) introducing IMVEXXY® and highlighting the unmet medical that IMVEXXY® can fulfill for many women, (ii) increasing awareness of the clinical data and patient features of IMVEXXY®, and (iii) familiarizing HCPs with our patient support services for IMVEXXY®. Based on our early sales effectiveness research, more than 90% of HCPs that responded to our surveys indicated that they have prescribed or intend to prescribe IMVEXXY®. As of December 31, 2018, more than 7,000 HCPs had sent an IMVEXXY® prescription to a pharmacy for at least one patient.

Patient Affordability and Adherence Programs:

●	We believe the patient affordability and adherence programs that we created and piloted around our prescription prenatal vitamin business have the potential to improve patient compliance for IMVEXXY®, compared to other products in the VVA category. For example, in our prescription prenatal vitamin business, our patient co-pay programs have achieved over 73% utilization in the twelve months ended August 31, 2018 compared to an industry standard of 18%. We launched our patient affordability and adherence program for IMVEXXY® to help patients manage out-of-pocket costs (eligible patients pay no more than $35 per prescription) and improve education regarding VVA and IMVEXXY® with the goal of increasing patient adherence and compliance for an improved treatment experience. As of December 31, 2018, we have seen that 90% of our IMVEXXY® patients have enrolled in the patients saving programs. We expect this level to continue into 2019. We plan to launch print and digital direct-to-consumer marketing for IMVEXXY® in the second half of 2019. As of December 31, 2018, we have approximately 25,000 patients who have received at least one paid prescription filled at a pharmacy.

Customer Model:

●	As of December 31, 2018, we had a sales force targeting approximately 150 territories, covering approximately 25,000 HCPs, and deploying a hybrid sales model that combines an internal sales leadership team with a fully dedicated contract sales force to call on our customer universe. Additionally, we have an internal sales team that covers areas of the U.S. where key HCPs are located but where we do not have defined territories and have launched our Key Account Managers (KAMs) to engage with our BIO-IGNITE™ partners.

Infrastructure:

●	We continue to develop our internal capabilities and sales force to support the launch of IMVEXXY®. We have launched KAMs to support our BIO-IGNITE™ partners and continue to build our internal capabilities to support both organizations, including compliance professionals and programs and key data support systems that provide real-time data for the sales force and KAMs.

Competition

According to Symphony Health Solutions, the FDA-approved U.S. market for treatment of VVA in menopausal women was approximately $2.0 billion for the 12 months ended December 31, 2018. Approximately $1.7 billion of such sales were by three products currently on the market: PREMARIN® cream (Pfizer), ESTRACE® cream, both brand and generic (Allergan and Mylan) and Vagifem® which is now mostly generic (Yuvafem by Amneal Pharmaceuticals). The two recent launches were Osphena® (Duchesnay USA, Inc) and Intrarosa® (Amag Pharmaceuticals), which still have relatively small market share.

BIJUVA™

On October 28, 2018, the FDA approved BIJUVA™ (estradiol and progesterone) capsules, 1 mg/100 mg, the first and only FDA-approved bio-identical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate-to-severe vasomotor symptoms, or VMS (commonly known as hot flashes or flushes), due to menopause in women with a uterus. The estrogen and progesterone in BIJUVA™ have the same chemical and molecular structure as the hormones that are naturally produced in a woman’s body. With the approval of BIJUVA™, the FDA required a post-approval commitment to further develop and validate our in-vitro dissolution method to show how BIJUVA™ is released from the capsule in an in-vitro setting for quality control assessments. The development of this method and validation were completed and submitted to FDA as required in our approval.

We believe the substitutable menopausal hormone therapy market for BIJUVA™ consists of three distinct product categories, two of which are FDA-approved products that are easily measured and monitored, and the third of which is typically referred to as “bio-identicals,” which are not FDA-approved, not easily measured, and sold through compounding pharmacies. The first category, representing approximately 2.5 million annual prescriptions as of December 31, 2018, is for FDA-approved synthetic hormone combinations, which have been linked to the risks identified in the WHI, and do not represent our target market. The other two categories consist of bio-identical hormone markets that represent our target market. The second category includes approximately 3.9 million prescriptions of FDA-approved separate bio-identical hormone products, like Estrace® and Prometrium®, as of December 31, 2018. This bio-identical hormone regimen has not been studied or FDA-approved to be used together. Instead, these products are often used off-label to provide patients with an FDA-approved bio-identical hormone regimen but require two separate copays as well as issues related to compliance with separate products. We believe that there is no reason healthcare providers and patients would continue to use this combination of two separate products once BIJUVA™ is available. The third and largest category represents at least 10 million prescriptions annually of the unapproved, compounded bio-identical hormones that have not been proven safe and effective, are not covered by insurance, and are substitutable with BIJUVA™.

The approval of BIJUVA™, based on the phase 3 clinical trials established for the first time, a combination of bio-identical estradiol and bio-identical progesterone used in a continuous combined daily fashion with safety and efficacy data to support FDA-approval. Our hormone therapy drugs are characterized by safety and efficacy profiles that can be consistently manufactured to target specifications. This would provide an alternative to the non-FDA approved compounded bio-identical market. We believe that our drugs offer advantages in terms of demonstrated safety and efficacy, consistency in the hormone dose, lower patient cost due to the increased likelihood of insurance coverage and improved access as a result of availability from major retail pharmacy chains rather than custom order or formulation by individual compounders.

BIJUVA™ is planned to launch early in the second quarter of 2019 with a similar model to IMVEXXY®. The key objectives of our launch plan include: (i) broad commercial access at the retail level and with commercial payers, (ii) increasing awareness and appreciation of the clinical and patient features of BIJUVA™ amongst HCPs, (iii) expanding and leveraging our existing customer facing model, and (iv) leverage our internal capabilities (for example, in the areas of finance, human resources, information technology, data analytics and compliance) to support launch of BIJUVA™.

Our focus will first be on key OB/GYN targets, particularly those that have already adopted IMVEXXY®, to deliver the core clinical messages as well as provide information on our patient affordability and adherence programs. In support of BIJUVA™, our field force is expanding to approximately 200 territories. In addition, we will continue to expand our BIO-IGNITE program throughout 2019 with a fuller expansion towards the end of 2019 when the six-month payer block for BIJUVA™ is expected to lift.

We believe that the successful launch of IMVEXXY® will allow us to leverage existing contracts with our third-party logistics partner and our distribution partners. With regards to payer coverage, we anticipate similar timing as experienced with IMVEXXY® as many commercial payers employ “new-to-market blocks” for newly launched brands until they have the opportunity to make a coverage decision based upon their internal review. However, our ability to leverage existing payer contracts by amending to include BIJUVA™ along with our recent experience with the payers may simplify the process.

Symphony Health Solutions estimates that sales of FDA-approved combinations of estrogen and progestins were approximately $580 million and the sales of estrogens and progesterone on a stand-alone basis were approximately $1.6 million and approximately $746 million, respectively, in the United States for the 12 months ended December 31, 2018. According to national surveys of compounding pharmacists, it is estimated that compounding pharmacies fill $1.3 billion annually in menopausal hormone therapy.

Competition

The largest competitors for BIJUVA™ in the FDA-approved market are Pfizer (PREMPRO®) and Premarin, Teva and Mylan (generic estradiol, generic version of Estrace® oral), and Noven (CombiPatch®), with sales of PREMPRO® constituting the largest branded product. None of the current FDA-approved drugs for the treatment of moderate-to-severe VMS due to menopause are bio-identical to both the estradiol and progesterone produced by the ovaries. Based on various reports, including data recently presented at the NAMS Annual Meeting, “Knowledge, Use, and Prescribing of Custom-Compounded Bioidentical Hormones for Menopausal Women: It’s Not What You Think,” by JoAnn V. Pinkerton, et al., we estimate that U.S. sales of non-FDA-approved compounded combination addressable estradiol and progesterone products approximate $1.5 billion per year. The market for non-FDA-approved compounded hormone therapy products is generally considered very fragmented because the products are prepared and sold by individual compounding pharmacies. We believe that BIJUVA™ represents the first time a combination product of estradiol and progesterone that is bio-identical to the estradiol and progesterone produced by the ovaries in a single combined product.

ANNOVERA™

On July 30, 2018, we entered into an exclusive license agreement with the Population Council to commercialize in the U.S. ANNOVERA™ (segesterone acetate/ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up a full year, which was approved by the FDA on August 10, 2018. ANNOVERA™ was classified by the FDA as a “new chemical entity,” or NCE, and thus has five years of regulatory exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act.

ANNOVERA™ is a one-year ring-shaped contraceptive vaginal system, or CVS. ANNOVERA™, which is made with a silicone elastomer, contains segesterone acetate, a 19-nor progesterone derivative also known as Nestorone®, or NES, and ethinyl estradiol, or EE. EE is an approved active ingredient in many marketed hormonal products. Segesterone acetate, a new chemical entity, is a potent progestin that is not active orally but is active when administered via non-oral routes such as vaginal rings, implants, and transdermal systems. NES has been evaluated in 51 clinical studies across these delivery systems with more than 26,794 cycles of exposure.

ANNOVERA™ can be inserted and removed by the woman herself without the aid of a healthcare provider and, unlike oral contraceptives, or OCs, ANNOVERA™ does not require daily administration to obtain the contraceptive effect. After 21 days of use, the woman removes ANNOVERA™ for 7 days, thereby providing a regular bleeding pattern (i.e., withdrawal/scheduled bleeding). The same CVS is then re-inserted for additional 21/7-days in/out, for up to a total of 13 cycles (1 year).

ANNOVERA™ releases daily vaginal doses of both active ingredients (NES and EE). The claimed release rate of 150 μg/day NES and 13/day μg EE is supported by the calculated average release rate from an ex vivo analysis of ANNOVERA™ used for 13 cycles and is also supported by data from 13 cycles of in vitro release.

We currently estimate that ANNOVERA™ will be commercially available as early as the third quarter of 2019 with a planned full commercial launch by the first quarter of 2020. We intend to leverage our existing infrastructure, including our sales force, to commercialize ANNOVERA™, together with our recently approved IMVEXXY® and BIJUVA™. ANNOVERA™ will also follow the same commercialization model as IMVEXXY® and BIJUVA™.

Contraception market

Contraception can be defined as the deliberate prevention of pregnancy by interfering with normal process of ovulation, fertilization and implantation through the use of barriers, drugs, medical devices, or surgical techniques. Contraceptive market includes non-hormonal barrier methods, such as the non-hormonal IUD, contraceptive sponge, diaphragm, cervical cap or shield and condoms, and hormonal methods such as oral contraceptives, injections, implants, hormonal IUDs and vaginal ring and transdermal contraceptive products. Contraceptive drugs include pills, topical, and injectables. Hormonal contraceptives can be composed of synthetic estrogens and progestins. Contraceptives containing both estrogen and a progestin are referred to as combination hormonal contraceptives, or CHCs, and contraceptives containing only progestin are referred to as progestin-only, or P-only. There are three synthetic estrogens approved in the United States for use in contraceptive products: EE, mestranol, or ME, and estradiol valerate, or EV. EE has been available for over 40 years and is the estrogen component in nearly all CHCs today. There are 10 different progestins that have been used in contraceptives sold in the United States. The progestin component provides most of the contraceptive effect, while the estrogen component primarily provides cycle control, for example, minimizing bleeding or spotting between cycles. The progestin exerts its contraceptive effect by inhibiting ovulation, or release of an egg from the ovary, and by thickening cervical mucus. Thickening cervical mucus helps to prevent sperm entry into the upper genital tract. The estrogen component, in addition to providing cycle control, makes a small contribution to contraception by decreasing the maturation of the egg in the ovary. The latest data from 2015 to 2017 from the Centers for Disease Control, or CDC, indicate that approximately 65% of women aged 15 to 49 were using some type of contraceptive method. Most women who were not using contraception had reasons for not doing so, such as seeking pregnancy, being pregnant or postpartum, or not being sexually active.

According to Grand View Research: “Contraceptives Market Analysis By Drug (Oral Contraceptive Pills, Injectables, Topical), By Device (Male, Female Condoms, Copper, Hormonal IUD, Vaginal Rings, Subdermal Implants) And Segment Forecasts To 2022,” male and female condoms, vaginal implants, subdermal implants, diaphragms, sponges, and intrauterine devices, or IUDs, are key devices and accounted for the largest share of the contraceptives market in terms of revenue. The IUD segment held one of the largest shares of the contraceptive devices in 2014, owing to the rising demand in the regions of Europe and Asia Pacific. A rising number of gynecologists opting for these contraception devices is expected to drive this segment over the forecast period. Contraceptive pills dominated the overall drugs market in 2014 in terms of revenue, owing to a significantly large consumer base, very high usage and government programs and initiatives to address the unmet needs of the women of the reproductive age. TherapeuticsMD now has presence in both the early and late reproductive years with our portfolio.

The U.S. contraceptive market size is expected to reach at $11.6 billion by 2025 expanding at a CAGR of 5.3% over the forecast period, according to Grand View Research, Inc. Increasing awareness about LARC is expected to augment the product demand, thereby driving the market over the next few years. According to the National Center for Health and Statistics, the use of LARCs in the U.S. has increased nearly five-fold in the last decade among women aged 15 to 44 and, we believe, that this segment of the contraceptive market is attractive given its current growth trajectory. We believe that the increasing awareness about long-acting reversible contraceptive options will grow incremental product demand, thereby driving market growth over the coming years. This is currently led by IUDs. The market leader in the IUD market is Bayer with the following products: Mirena®, Kyleena®, Jaydess® and Skyla®. The remainder of the market is dominated by oral contraceptives, which is represented by one major brand, Lo Loestrin® Fe by Allergan, and a variety of generics led by generic manufacturers such as Teva Pharmaceuticals and Lupin Pharma.

Contraception Competition

The industry for contraceptive products is characterized by intense competition and strong promotion of proprietary products. While we believe that ANNOVERA™ provides us with a competitive advantage, we may face potential competition from many different sources, including large pharmaceutical companies, specialty pharmaceutical and generic drug companies, and medical device companies. We expect that primary competition for ANNOVERA™ will come from oral contraceptives, a vaginal ring contraceptive and LARCs. The vaginal ring contraceptive is represented by NuvaRing, (etonogestrel/ethinyl estradiol vaginal ring), a monthly contraceptive ring marketed by Merck. LARC methods include two types of contraceptives: IUDs and subcutaneous hormone-releasing implants. It has been reported that newer LARC products have recently gained in popularity, potentially due to their lower rates of side effects, greater effectiveness, and broader acceptability among different populations of women.

For patients, we believe that ANNOVERA™ provides a single long-acting reversible birth control product that would not require a procedure for insertion at a doctor’s office, empowering women to be in complete control of their fertility and menstruation with a 21/7 regime. We anticipate that ANNOVERA™ is acceptable for nulliparous women, or women who have never given birth. Further, ANNOVERA™ is softer and more pliable than NuvaRing and, unlike NuvaRing, does not require refrigeration before being prescribed. NuvaRing generated approximately $564 million, $576 million and $515 million in net sales in 2017, 2016 and 2015, respectively, based on approximately 4.3 million, 4.5 million and 4.4 million prescriptions, respectively. We believe that ANNOVERA™ will have significant competitive advantages to NuvaRing and anticipated generic versions of NuvaRing, including the ability to fill a one-year prescription in one pharmacy visit and the lack of a requirement to refrigerate the ring.

ANNOVERA™ Commercialization Strategy

We believe that our existing sales territories cover a majority of the area where the leading monthly contraceptive ring prescribers are located. Our existing HCP targets represent approximately 87% of the current prescription volume of the leading monthly contraceptive ring. We believe, this will allow us to have strong coverage of target HCPs while using our existing sales force to commercialize ANNOVERA™. We intend to add a dedicated marketing team exclusively focused on ANNOVERA™ and believe that much of the marketing plan will focus in the digital space given the target patient demographics.

We believe that the unique characteristics of ANNOVERA™ will assist us in pursuing favorable commercial payer coverage, including only one pharmacy fill fee per year and no office visit or procedure fees. However, obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and there is no guarantee that we will be able to negotiate or continue to negotiate reimbursement or pricing terms for our products, including ANNOVERA™, with payers at profitable levels.

In addition, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or the ACA, mandates that private health plans provide coverage for women’s preventative services, without imposing patient cost-sharing requirements, as recommended by the Health Resources and Services Administration, or HRSA. HRSA Guidelines require private health plans to cover, without cost-sharing, at least one form of contraception, or product, in each of the methods, or classes, identified by the FDA for women in its Birth Control Guide, which currently includes 18 separate classes. For classes with more than one type of treatment, private payers need only provide no-cost coverage for one product in each class and may use reasonable medical management to determine whether and to what extent to cover other products in the class. We believe, that given no other vaginal contraceptive product offers contraceptive benefits for an entire year that it is possible that FDA could determine that ANNOVERA™ constitutes a new class of contraceptive, which could allow for coverage of ANNOVERA™ by private health plans with no out-of-pocket cost for patients. However, it is possible that other FDA-approved products could also be included in such a new class. To the extent ANNOVERA™ is not the only FDA-approved product in a designated class of contraception, private payers may choose not to cover ANNOVERA™ or may require patient cost-sharing obligations.

As part of the Population Council License Agreement, we have agreed to provide significantly reduced pricing to federally designated Title X family planning clinics serving underrepresented women.

The Population Council has previously entered into a supply agreement with Crystal Pharma SAU for the supply of Nestorone®, one of the active pharmaceutical ingredients for ANNOVERA™, and a letter agreement with QPharma AB for the optimization of the commercial manufacturing process for ANNOVERA™. We intend to enter into agreements Crystal Pharma SAU for the supply of Nestorone® and the Population Council has agreed to use commercially reasonable efforts to assist us in doing so. However, Crystal Pharma could decline to enter into similar agreements with us on the terms we anticipate, or at all. We entered into a manufacturing agreement with QPharma for the manufacturing of ANNOVERA™, with an effective date of September 28, 2018.

License Agreement with the Population Council

Under the terms of the Population Council License Agreement, we paid the Population Council a milestone payment of $20 million within 30 days following approval by the FDA of the NDA for ANNOVERA™ and will be required to pay the Population Council an additional $20 million within 30 days following the release of the first commercial batch of ANNOVERA™. The Population Council is also eligible to receive milestone payments and royalties from commercial sales of ANNOVERA™, as detailed below.

We assumed responsibility for marketing expenses related to the commercialization of ANNOVERA™.

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

As part of the approval of ANNOVERA™, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism. A protocol submission for the study is due to the FDA in August 2019. We have agreed to perform and pay the costs and expenses associated with this post-approval study, provided that if the costs and expenses associated with such post-approval study exceed $20 million, half of such excess will be offset against royalties or other payments owed by us to the Population Council under the Population Council License Agreement. Given the observational nature of the study, we do not believe that the costs of the study will be material on an annual basis.

Unless earlier terminated, the Population Council License Agreement will remain in effect until the later of the expiration of the last-to-expire of the Population Council’s U.S. patents that are licensed to us, or the date following such expiration that follows a continuous period of six months during which we and our affiliates have not made a commercial sale of ANNOVERA™ in the U.S. The Population Council License Agreement may also be terminated for certain breach and bankruptcy-related events and by us on 180 days prior notice to the Population Council.

As part of the Population Council License Agreement, we have the exclusive right to negotiate co-development and U.S. marketing rights for two other investigational vaginal contraceptive systems in development by the Population Council: a three-month contraceptive ring using Nestorone® plus bio-identical estradiol, which is currently in phase 2 clinical trials, and a new one-year contraceptive ring using Nestorone® plus EE, which is designed as a life cycle management product for the CVS that we have licensed.

License Agreement with Knight Therapeutics Inc.

On July 30, 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY® and BIJUVA™ in Canada and Israel.

Under the Knight License Agreement, Knight will pay us milestone fees when it receives regulatory approval in Canada for: (i) IMVEXXY®; and (ii) BIJUVA™. Additional milestone fees and royalties are based upon certain aggregate annual sales in Canada and Israel for both IMVEXXY® and BIJUVA™. Knight will be responsible for all regulatory and commercial activities in Canada and Israel related to IMVEXXY® and BIJUVA™.

We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions or registrations required for regulatory approval to use and commercialize IMVEXXY® and BIJUVA™ in Canada within certain specified time periods. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters.

Our Prenatal Vitamin Products

As we commercialize our recently approved hormone therapy drugs, we continue to manufacture and distribute our prescription prenatal vitamins product lines under our vitaMedMD® brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD® Prena1 name. We believe that our vitaMedMD brand name has become a recognized name for high quality women’s health care, while our BocaGreenMD products provide physicians, women, and payers with a lower wholesale acquisition cost alternative for prenatal vitamins. As of January 1, 2017, we decided to focus on selling our prescription vitamins and ceased manufacturing and distributing our over-the-counter, or OTC, product lines, except for Iron 21/7 which we ceased manufacturing and distributing in October 2017. The sales of discontinued products have declined steadily over time resulting in immaterial sales.

In March 2012, we launched our first prescription prenatal vitamin, vitaMedMD Plus Rx, with subsequent launches of our second prescription prenatal vitamin, vitaMedMD One Rx, in April 2012 and our third prescription prenatal vitamin, vitaMedMD RediChew™ Rx, in May 2012. In the fourth quarter of 2012, we launched our BocaGreenMD Prena1 line of prescription prenatal vitamins, which included three prescription prenatal vitamins that were authorized generic formulations of our vitaMedMD-branded prescription prenatal vitamins. In the first quarter of 2014, we introduced a new prescription prenatal vitamin product under our branded vitaMedMD name as vitaPearl and under our authorized generic Prena1 name as Prena1 Pearl, which features a unique, proprietary combination of FOLMAX™, FePlus™, and pur-DHA™. In January 2016, we launched vitaTrue. Our current vitamin product line is as follows:

●	vitaTrueTM
●	vitaPearl™
●	vitaMedMD One Rx Prenatal Multivitamin
●	vitaMedMD RediChew® Rx Prenatal Multivitamin
●	BocaGreenMD Prena1 True
●	BocaGreenMD Prena1 Pearl
●	BocaGreenMD Prena1 Chew

For the years ended December 31, 2018, 2017, and 2016, approximately 93%, 99.9%, and 99.8%, respectively, of our consolidated revenue was generated by our prenatal vitamin products.

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

The prenatal vitamin market is highly fragmented, with dozens of companies selling hundreds of competitive products. Prenatal vitamin products are marketed as either OTC products or prescription products, with many companies marketing their products through both channels. According to Symphony Health Solutions, during the 12 months ended December 31, 2018, approximately 5.4 million prescriptions for prenatal vitamins were issued in the United States resulting in total sales of approximately $338 million.

Pipeline for Our Hormone Therapy Drug Candidates

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bio-identical to – or having the same chemical and molecular structure as - the hormones that naturally occur in a woman’s body. We believe it will be similarly effective to traditional treatments, but may demonstrate efficacy at lower dosages. In January 2014, we began recruitment of patients in the SPRY Trial, a phase 3 clinical trial designed to measure the safety and effectiveness of TX-002HR in the treatment of secondary amenorrhea. During the first two quarters of 2014, the SPRY Trial encountered enrollment challenges because of Institutional Review Board, or IRB, approved clinical trial protocols and FDA inclusion and exclusion criteria. In July 2014, we suspended enrollment and in October 2014 we stopped the SPRY Trial to update the phase 3 protocol based on discussions with the FDA. Our IND related to TX-002HR is currently inactive. We are considering updating the phase 3 protocol to, among other things, target only those women with secondary amenorrhea due to polycystic ovarian syndrome and to amend the primary endpoint of the trial. We believe that the updated phase 3 protocol, if proposed by us and approved by the FDA, would allow us to mitigate the enrollment challenges in, and shorten the duration of, the SPRY Trial. However, there can be no assurance that the FDA will approve the updated phase 3 protocol if we propose it. We have suspended further development of this drug candidate to prioritize our leading drugs.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is bio-identical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. Our IND related to TX-003HR is currently inactive. We have suspended further development of this drug candidate to prioritize our leading drugs.

Preclinical Development

We have four preclinical projects that include development of a progesterone-alone and combination estradiol and progesterone products in a topical cream form, which we refer to as TX-005HR and TX-006HR, respectively, and transdermal patch form, which we refer to as TX-00THR and TX-0008HR, respectively. We completed a proof-of-concept preclinical study of TX-005HR in 32 rats. The study used four groups of eight female ovariectomized rats, each of whom were treated with subcutaneous injections of estradiol for eight days. On day four of treatment, they were dosed with a placebo, subcutaneous injections of progesterone, or a dose of TX-005HR topical progesterone cream. The results, presented at NAMS meeting in October 2015, showed that the progesterone in TX-005HR penetrated the skin and opposed the effect of subcutaneous estradiol on the endometrium. In the fourth quarter of 2016, we submitted an IND application for TX-006HR. In 2018, we investigated the capability of the estradiol and progesterone in TX-006HR to penetrate human skin. This experiment used donated skin from a postmenopausal woman and showed significant penetration of both active ingredients. We may in the future engage with a financing partner to advance our topical cream and transdermal patch projects. We have also developed and patented novel, oral formulations of progesterone that have shown improved bioavailability in animals. In the fourth quarter of 2018, we submitted an IND for TX-009HR, an estradiol and progesterone containing oral formulation. In addition to menopausal treatments, we are also evaluating various other indications for our hormone technology, including contraception.

Sales Concentration

We sell our prescription prenatal vitamin products and hormone therapy drug products to wholesale distributors and retail pharmacy distributors. See Note 12 to the consolidated financial statements included in this Annual Report for a discussion of the concentration of sales of our products.

Seasonality

The pharmaceutical markets in which we compete are not subject to seasonal sales fluctuation.  However, our net revenues for the first quarter of each year can be negatively affected by the annual reset of high-deductible commercial insurance plans.

Manufacturing of Our Products

We have sourced and qualified third-party contract manufacturing organizations, or CMOs, for the commercial supply of our products. The regulations for manufacturing of approved drug products are significantly more stringent than the standards for manufacturing supplements or drug product for clinical trials. Our CMOs are responsible for the manufacture of our products in accordance with our specifications and applicable regulatory requirements. We have entered into long-term supply agreements with Catalent Pharma Solutions, LLC, or Catalent, for the commercial supply of our IMVEXXY® and BIJUVA™, and QPharma for the supply of ANNOVERA™. Under the terms of the agreements, we are obligated to purchase certain minimum annual amounts of each product. We may terminate the agreement for a particular drug for certain specified reasons. If we are unable to obtain sufficient quantities of drugs or receive raw materials in a timely manner, we could be required to delay our manufacturing and seek alternative manufacturers, which would be costly and time-consuming.

We have a multi-faceted risk management approach to ensure continuous supply from our qualified CMOs for the commercial supply of our products. This approach includes oversight of the manufacturing processes, regular GMP audits, a review of their business continuity plans, management of finished product inventory and safety stock, and second sourcing as appropriate.

We have also sourced and qualified manufacturers of the active pharmaceutical ingredient, or APIs, to be used in our drugs and drug candidates. We follow a risk management approach for our API manufacturer similar to that followed for the commercial supply of the finished drug product.

We use third-party manufacturers to manufacture and package our vitamin and supplement products, as well as meet applicable contract and regulatory requirements. We currently obtain all of our vitaMedMD and BocaGreen products from Lang Pharma Nutrition, or Lang, a full-service, private label and corporate brand manufacturer specializing in premium health benefit driven products, including medical foods, nutritional supplements, beverages, bars, and functional foods in the dietary supplement category. As a result, we are dependent on Lang and its subcontractors for the manufacture of our vitamin and supplement products. In addition to manufacturing, Lang also provides a variety of additional services to us, including development processes, prototype development, raw materials sourcing, regulatory review, and packaging production. We believe that Lang maintains multiple supply and purchasing relationships throughout the raw materials marketplace to provide an uninterrupted supply of product to meet our manufacturing requirements.

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

Quality Control for our Products

Our products are required to be manufactured in accordance with the FDA’s current Good Manufacturing Practice, or cGMPs. Our third-party suppliers and manufacturers are responsible for continued compliance with cGMP requirements. We have executed Quality Agreements that delineate the responsibilities of each company in the quality assurance process. To comply with these drug commercialization standards, we have personnel with pharmaceutical development, manufacturing, and quality assurance experience who are responsible for the relationships with our suppliers. We have contracted with Catalent, an established manufacturer of softgel drug products, to manufacture the commercial supply for both IMVEXXY® and BIJUVA™. In 2018, the Catalent facility that manufactures IMVEXXY® and BIJUVA™ received FDA Form 483 observations from an FDA inspection. For our vitaTrue product, a subcontractor to Lang received FDA Form 483 observations from an FDA inspection during 2018. Neither of these investigations were specific to our products. We have contracted with QPharma to manufacture the commercial supply for ANNOVERA™. Although QPharma has received FDA Form 483 observations from FDA inspections in the past, we are not aware of any open FDA investigations into its manufacturing processes at the facilities that would be used to manufacture our products.

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

Distribution of our Products

We distribute our products through our third-party logistics partner, Cardinal Logistics who ship to national wholesaler distributors such as Cardinal, McKesson, and AmerisourceBergen, regional wholesalers such as Smith Drug, Anda, Value Drug and RDC and alternate distribution partners. Wholesaler product inventory is monitored daily and sales out is monitored weekly. National and regional retail pharmacies are also an area of focus to make sure our products are purchased and dispensed properly.

Customer Service

Our goal is 100% customer satisfaction by consistently delivering superior customer experiences before, during, and after the sale. To achieve this goal, we maintain a fully-staffed customer care center that uses current customer relationship management software to respond to HCPs, pharmacies, and consumers. We believe our customer service initiatives allow us to establish and maintain long-term customer relationships and facilitate repeat visits and purchases.

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

Our Return Policy

We sell our prescription products through third-party logistics providers, wholesale distributors, and retail pharmacy distributors, all of whom may return a product within six months before and twelve months after the expiration date of the product. Once customers buy a prescription product from the pharmacy, the product may not be returned.

Our Quality Guarantee

We proudly stand behind the quality of our products. We believe our guarantee makes it easy, convenient, and safe for customers to purchase our products. Under our quality guarantee, we:

●	ensure the potency and quality of our products; and

●	help HCPs and payers by delivering information on patient compliance and satisfaction.

We value frequent communication with and feedback from our customers to continue to improve our offerings and services.

Research and Development

Our product development programs are concentrated in advanced hormone therapy pharmaceutical products. We engage in programs to provide alternatives to the FDA and non-FDA-approved compounded bio-identical market for hormone therapy. Our programs seek to bring new products to market in unique delivery systems or formats that enhance the effectiveness, safety, and reliability of existing hormone therapy alternatives.

Our research and development expenses were approximately $27.3 million in 2018, $33.9 million in 2017, and $53.9 million in 2016.

Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade-secret protection, and operate without infringing the proprietary rights of others. Our intellectual property portfolio is one way we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, patents, trademarks, and contractual restrictions to protect our products and to maintain our competitive position. We are diligently seeking ways to protect our intellectual property through various legal mechanisms in relevant jurisdictions.

As of December 31, 2018, we had 21 issued domestic or U.S. patents and 24 issued foreign patents, including:

●

11 domestic patents and five foreign patents that relate to BIJUVA™ as well as three domestic patents that relate to non-approved doses of BIJUVA™. These patents establish an important intellectual property foundation for BIJUVA™ and are owned by us. The domestic patents will expire in 2032. The foreign patents will expire no earlier than 2032. In addition, we have pending patent applications relating to BIJUVA™ in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;

●

Three foreign patents that relate to our progesterone-only candidate, which are owned by us. The foreign patents will expire no earlier than 2033. In addition, we have pending patent applications with respect to our progesterone-only candidate in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;

●

Three domestic patents (two utility and one design) and 12 foreign patents (three utility and nine design) that relate to IMVEXXY®. These patents establish an important intellectual property foundation for IMVEXXY® and are owned by us. The domestic patents will expire in 2032 or 2033. The foreign utility patents will expire no earlier than 2033. The foreign design patents provide protection expiring no earlier than 2025. In certain jurisdictions, the foreign design patents provide protection through at least 2037. In addition, we have pending patent applications related to IMVEXXY® in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;

●

One domestic utility patent that relates to our topical-cream candidates, which is owned by us. The domestic patent will expire in 2035. We have pending patent applications with respect to our topical-cream candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;

●

One domestic utility patent and four foreign patents that relate to our transdermal-patch candidates, which are owned by us. The domestic utility patent will expire in 2032. The foreign patents will expire no earlier than 2033. We have pending patent applications with respect to our transdermal-patch candidates in the U.S., Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa;

●	One domestic utility patent that relates to our OPERA® information-technology platform, which is owned by us and will expire in 2029; and

●	One domestic utility patent that relates to TX-009HR, a progesterone and estradiol product candidate, which is owned by us and will expire in 2037. We have pending patent applications with respect to TX-009HR in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea.

As of December 31, 2018, we had filed over 107 patent applications with the U.S. Patent and Trademark Office, or the USPTO, with respect to our technology or our hormone-therapy drugs and drug candidates, and over 162 international patent applications with respect to our technology or our hormone-therapy drugs and drug candidates, including Patent Cooperation Treaty (PCT) and national-stage filings.

We hold multiple U.S. trademark registrations and have numerous pending trademark applications. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark; however, it is subject to challenge by others claiming first use in the mark in some or all the areas in which it is used. Federally registered trademarks have a perpetual life so long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We believe our patents and trademarks are valuable and provide us certain benefits in marketing our products.

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

An IND application is a request for authorization from the FDA to administer an investigational drug product to humans. We have submitted six INDs for our hormone therapy drug candidates, including an IND for TX-009HR in 2018. The INDs for TX-002HR and TX-003HR are currently on inactive status. The INDs for TX-004HR, TX-001HR, TX-006HR, and TX-009HR remain active.

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

Clinical trials are usually conducted in three phases. Phase 1 clinical trials are normally conducted in small groups of healthy volunteers to assess safety, characterize pharmacokinetics, and assist in finding the potential dosing range. After phase 1, the drug is administered to small populations of patients (phase 2) to look for initial signs of efficacy in treating the targeted disease or condition and to continue to assess dosing and safety. Phase 3 clinical trials are usually multi-center, double-blind, controlled trials in hundreds or even thousands of subjects at various sites to assess the safety and effectiveness of the drug.

During a clinical trial, we are required to inform the FDA and the IRB about adverse events associated with our drug candidate. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group reviews unblinded data from clinical trials and provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climates.

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

Once the NDA submission has been accepted for filing, the FDA’s goal is to review standard applications within 10 months of filing or 12 months of receipt for a new molecular entity. However, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

Since regulatory approval of some of our drug products has been obtained, we are required to comply with several post-approval requirements. As a holder of an approved NDA, we are required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP to ensure and preserve the long-term stability of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive, and record keeping requirements. For example, Catalent, the CMO that we have contracted with for the commercial supply of our BIJUVA™ and IMVEXXY® hormone therapy drug products, was issued a Form FDA-483 in 2018 with respect to its softgel manufacturing plant. The observations and associated corrective actions identified in Catalent’s response to the Form FDA 483 do not relate specifically to our products. The current status of that Form FDA 483 is No Action Indicated. No Action Indicated status indicates that the FDA is satisfied with Catalent’s responses and proposed corrective measures to the observations and that no further regulatory action is needed following Catalent’s responses.

After regulatory approval of a drug product is obtained, we would be required to comply with several post-approval requirements. As a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long-term stability of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive, and record keeping requirements.

In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties to produce clinical and commercial quantities of our drugs and drug candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Our hormone therapy drugs and drug candidates may compete with unapproved hormone therapy products supplied by compounding pharmacies. Pharmacy compounding is a practice in which a licensed pharmacist combines, mixes, or alters ingredients in response to a prescription to create a medication tailored to the medical needs of an individual patient. The medications created by the compounding pharmacy are theoretically “new drugs” that would otherwise be subject to the new drug approval requirements of the FDCA.

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

To further clarify the FDA’s jurisdiction, Congress enacted and the President signed into law the Drug Quality and Security Act of 2013, which among other things, formalized the relationship between the FDA and compounding pharmacies by exempting compounding pharmacy products from the FDA approval requirements and the requirement to label products with adequate directions for use, but not the exemption from cGMP requirements. To qualify for this exemption, a compounding pharmacy must register with the FDA as an “outsourcing facility,” subject to FDA inspection and other requirements. The FDA does not exercise the same authority to regulate compounding pharmacies as pharmaceutical manufacturers. For example, compounding pharmacies are not required to report adverse events associated with compounded drugs, while commercial drug manufacturers are subject to stringent regulatory reporting requirements.

New Drug Applications

We received marketing approval for three NDAs in 2018, two for our hormone therapy drug products, IMVEXXY® and BIJUVA™, and one for our in-licensed contraceptive drug ANNOVERA™. Where permitted, patents for our hormone therapy drug products have been submitted to the Orange Book.

Regulatory Exclusivity

A Section 505(b) NDA applicant may be eligible for its own regulatory exclusivity period, such as a five-year or three-year exclusivity. The first approved Section 505(b) NDA applicant for a drug containing a new chemical entity, or NCE, is entitled to a five-year Hatch-Waxman exclusivity period. During this period, an ANDA or 505(b)(2) application cannot be submitted to FDA until the end of the five-year exclusivity period (or at year four if the product is covered by an Orange Book listed patent). Additional exclusivities may also apply.

The first approved Section 505(b) NDA applicant for a particular condition, or change to a marketed product, such as a new extended release formulation for a previously approved product, may be granted three-year Hatch-Waxman exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from making effective any ANDA or 505(b)(2) application for the same condition of use or for a change to the marketing product that was granted exclusivity until after that three-year exclusivity period has run. Additional exclusivities may also apply.

Additionally, the Section 505(b) NDA applicant may have relevant patents in the Orange Book, and if it does, it can initiate patent infringement litigation against those applicants that challenge such patents, which could result in a 30-month stay delaying FDA’s approval of ANDA applications further.

Dietary Supplement Regulation

Our currently marketed prenatal vitamins are regulated as dietary supplements. The processing, formulation, safety, manufacturing, packaging, labeling, advertising, and distribution of these products are subject to regulation by one or more federal agencies, including the FDA and the Federal Trade Commission, or the FTC, and by various agencies of the states and localities in which our products are sold.

Generally, our nutritional product formulations are proprietary in that in designing them, we attempt to blend an optimal combination of nutrients that appear to have beneficial impact based upon scientific literature and input from physicians; however, we are generally prohibited from making disease treatment and prevention claims in the promotion of our products that use these formulations.

The Dietary Supplement Health and Education Act of 1994, or DSHEA, amended the FDCA to establish a new framework governing the composition, safety, labeling, manufacturing, and marketing of dietary supplements. Generally, under the FDCA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient. The FDA recently issued draft guidance governing the notification of new dietary ingredients. FDA guidance is not mandatory and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations. However, FDA guidance is a strong indication of the FDA’s “current thinking” on the topic discussed in the guidance, including its position on enforcement. The draft guidance on new dietary ingredients is expected to be significantly revised when published in final form. Moreover, Congress can amend the dietary supplement provisions of the FDCA to impose additional restrictions on labeling and marketing of dietary supplements. Such action would have material adverse impact on our business and growth prospects.

The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products. Such actions or warnings could be based on information received through FDCA-mandated reporting of serious adverse events. The FDCA requires that reports of serious adverse events be submitted to the FDA, and based in part on such reports, the FDA has issued public warnings to consumers to stop using certain third-party dietary supplement products.

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

Other U.S. Healthcare Laws and Compliance Requirements

We are also subject to additional healthcare regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state healthcare laws and regulations include the following:

●	The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid.

●	The Ethics in Patient Referrals Act of 1989, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services, including outpatient drugs, reimbursed under the Medicare or Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions, and prohibits those entities from submitting claims to Medicare or Medicaid for payment of items or services provided to a referred beneficiary.

●	The federal False Claims Act imposes criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment involving federally funded programs that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money with respect to a federal program.

●	Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information.

●	The federal false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with any mater within the jurisdiction of the federal government, including the delivery of or payment for healthcare benefits, items, or services.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. Although we believe that our business practices are structured to be compliant with applicable laws, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from third party payer programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians, providers, or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusion from government funded healthcare programs.

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

The growth and demand for eCommerce could result in more stringent consumer protection laws that impose additional compliance burdens on online retailers. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business. There is currently great uncertainty in many states whether or how existing laws governing issues such as property ownership, sales and other taxes, and libel and personal privacy apply to the Internet and commercial online retailers. These issues may take years to resolve. For example, tax authorities in several states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or a change in application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our results of operations.

Employees

As of December 31, 2018, we had 241 employees, six of whom are executive officers. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement, and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be good.

Our History

On October 3, 2011, we changed our name to TherapeuticsMD, Inc. On October 4, 2011, we closed a reverse merger with VitaMedMD pursuant to which (1) all outstanding membership units of VitaMedMD were exchanged for shares of our common stock, (2) all outstanding VitaMedMD options and warrants were exchanged and converted into options and warrants to purchase shares of our common stock, and (3) VitaMedMD became our wholly owned subsidiary. As of December 31, 2011, we determined that VitaMedMD would become the sole focus of our company and services previously performed relative to the licensing agreement discussed in the following paragraph were discontinued.

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

Available Information

We are a Nevada corporation. We maintain our principal executive offices at 6800 Broken Sound Parkway NW, Third Floor, Boca Raton, Florida 33487. Our telephone number is (561) 961-1900. We maintain a corporate website at www.therapeuticsmd.com as well as various product websites. The information contained on our websites or that can be accessed through our websites is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other filings required by the SEC, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  These reports may also be obtained directly from the SEC’s website at www.sec.gov.

Risk Factors

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with all of the information included in this Annual Report and our other filings with the SEC, before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below are the most significant we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition, or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred recurring net losses, including net losses of approximately $133 million, $77 million, and $90 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $519 million. We have generated limited revenue and have funded our operations to date primarily from public and private sales of equity and private sales of debt securities. We may incur substantial additional losses over the next few years because of our research, development, clinical trial and commercialization activities. As a result, we may never achieve or maintain profitability, even if we successfully commercialize our hormone therapy drugs. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance then-existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

We currently derive all of our revenue from sales of our women’s health care products, and our failure to maintain or increase sales of these products could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

In 2018, we derived most of our revenue from sales of women’s health care products, including hormone therapy drugs, prenatal and women’s multi-vitamins and iron supplements. Sales of products varied from 2010 through 2018. We cannot assure you that we will be able to sustain such sales or that such sales will grow. In addition to other risks described herein, our ability to maintain or increase existing product sales is subject to several risks and uncertainties, including the following:

●	the presence of new or existing competing products, including generic copies of our hormone therapy drugs and prescription prenatal vitamin products that are not our authorized generic products;

●	any supply or distribution problems arising with any of our manufacturing and distribution strategic partners;

●	changed or increased regulatory restrictions or regulatory actions by the FDA;

●	changes in health care laws and policy, including changes in requirements for rebates, reimbursement, and coverage by federal health care programs;

●	the impact or efficacy of any price increases we may implement in the future;

●	changes to our labels and labeling, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell our products; and

●	acceptance of our products as safe and effective by physicians and patients.

If revenue from sales of our products does not increase, we may be required to reduce our operating expenses or to seek to raise additional funds, which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects, or we may not be able to commercialize our hormone therapy drugs or commence or continue clinical trials to seek approval for any other products we may choose to develop in the future.

We may not be able to complete the development and commercialization of our hormone therapy drug candidates if we fail to obtain additional financing.

We need substantial amounts of cash to complete the commercialization of IMVEXXY®, BIJUVA™ and ANNOVERA™ and the clinical development and commercialization of future hormone therapy drug candidates. Our existing cash may not be sufficient to fund these requirements. In addition, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected on these programs. We may attempt to raise additional capital from the issuance of equity securities, collaborations with third parties, licensing of rights to our products, the issuance of debt securities and the incurrence of debt, to the extent permitted under the Credit Agreement, dated May 1, 2018, as amended, by and among us and our subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as an agent and as lender, and the additional lenders party thereto from time to time, or the Credit Agreement, or other means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of management’s attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations.

We cannot guarantee that future debt or equity financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to take one or more of the following actions:

●

significantly delay, scale back, or discontinue our commercialization and product development efforts;

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

The products we currently market, including IMVEXXY® and our prenatal vitamins, the products that we are currently commercializing, including BIJUVA™ and ANNOVERA™, and the pharmaceutical products we are developing and planning to develop in the future, are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments, and their respective foreign equivalents. The FDA regulates dietary supplements, cosmetics, and drugs under different regulatory schemes. For example, the FDA regulates the processing, formulation, safety, manufacturing, packaging, labeling, and distribution of dietary supplements and cosmetics under its dietary supplement and cosmetic authority, respectively. The FDA also regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products under various regulatory provisions. If any drug products we develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

We are also subject to additional health care regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state health care laws and regulations include the following:

●	The federal health care Anti-Kickback Statute, or AKS, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal health care programs, such as Medicare, Medicaid, TriCare, and Children’s Health Insurance Program. Liability may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, federal law provides that the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA, described below. Violations of the AKS carry potentially significant civil and criminal penalties, including imprisonment, fines, administrative civil monetary penalties, and exclusion from participation in government health care programs.

●	The Ethics in Patient Referrals Act of 1989, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services, including outpatient drugs, reimbursed under the Medicare or Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions, and prohibits those entities from submitting claims to Medicare or Medicaid for payment of items or services provided to a referred beneficiary.

●	The federal False Claims Act, or FCA, imposes criminal and civil penalties, and authorizes civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, claims for payment involving federally funded programs that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money with respect to a federal program. The FCA prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items, or services. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for, among other things, claims for items or services not provided as claimed, with inaccurate coding or for medically unnecessary items or services, kickbacks, promotion of off-label uses, and misreporting of drug prices to federal agencies.

●	Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, or collectively, HIPAA, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, including private payers, or falsifying, concealing, or covering up a material fact, or making any materially false statements in connection with the delivery of or payment for health care benefits, items, or services. HIPAA also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. State laws may also govern the privacy and security of health information or other personal information in certain circumstances.

●

Federal laws require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government health care programs.

●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, imposes annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under certain government health care programs for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Numerous state laws may also require disclosure of transfers of value to health care providers, pharmaceutical pricing information and marketing expenditures.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to interactions between pharmaceutical manufacturers and health care providers, sales or marketing arrangements, and claims involving health care items or services reimbursed by commercial third-party payers, including private health care insurers and health maintenance organizations; further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

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

Efforts to ensure that our operations, including our business arrangements with third parties, comply with applicable health care laws and regulations could be costly. In connection with the commercial launch of IMVEXXY®, we have grown our compliance program and are in the process of developing a program based on industry best practices and tailored to evolving risks as we launch additional products, identify new distribution channels and target new customer types. As this program has not yet been tested and the requirements in this area are constantly evolving, our program may not eliminate all areas of potential exposure. Although effective compliance programs can help mitigate the risk of investigation, regulatory and enforcement actions, and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state fraud, privacy, security, and reporting laws may prove costly. Although we believe that our business practices are structured to be compliant with applicable laws, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other health care laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from government health care programs, and the curtailment or restructuring of our operations. If any of the physicians, providers, or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusion from government health care programs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, and could result in related shareholder suits, any of which could also have an adverse effect on our business, financial condition and results of operations.

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

Market acceptance and sales of our products, including IMVEXXY®, BIJUVA™ and ANNOVERA™, and our hormone therapy drug candidates or prescription vitamins, will depend on coverage and reimbursement policies and may be affected by health care reform measures. Government health care programs and third-party payers decide which prescription drug products they will pay for and establish reimbursement levels. Payers generally do not cover OTC products, and coverage for prescription vitamins and dietary supplements varies. Many private third-party payers, such as managed care plans, manage access to drug products’ coverage partly to control costs to their plans, and may use drug formularies and medical policies to limit their exposure. Factors considered by these payers include product efficacy, cost effectiveness, and safety, as well as the availability of other treatments including generic prescription drugs. Our ability to commercialize IMVEXXY®, BIJUVA™ and ANNOVERA™ successfully depends on coverage and reimbursement levels set by government health care programs and third-party private payers. Obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and we may not be able to negotiate or continue to negotiate reimbursement or pricing terms for our products with payers at levels that are profitable to us, or at all.

In both the United States and some foreign jurisdictions, there have been several legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and certain others by establishing a new Part D to the Medicare program. However, unlike Medicare Part A and Part B—through which Medicare provides coverage for certain drugs in certain circumstances—coverage under Part D is provided by private insurers operating under contract with CMS. In addition, this legislation provided authority for limiting the number of certain outpatient drugs that will be covered in any therapeutic class. Because of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These and future cost-reduction initiatives could decrease the coverage and price that we receive for our products from Medicare, if any, including IMVEXXY®, BIJUVA™ and ANNOVERA™, and could significantly harm our business. It was historically unclear whether products approved to treat moderate-to-severe dyspareunia, a symptom of vulvar and vaginal atrophy due to menopause, such as IMVEXXY®, were excluded under Medicare Part D, which resulted in limited Medicare coverage for such products. Recent clarification issued by CMS in May 2018 indicated that drugs, such as IMVEXXY®, that are approved for the treatment of moderate-to-severe dyspareunia (as well as drugs approved for the treatment of moderate-to-severe symptoms of vulvar and vaginal atrophy associated with menopause) are not excluded from Medicare Part D coverage. CMS’s clarification, however, is no guarantee that such coverage will be obtained for IMVEXXY®, and obtaining Medicare or other government health care program reimbursement for any new drug products may take up to several years following FDA approval. While the MMA applies only to drug benefits for Medicare beneficiaries, third-party payers often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under Medicare may result in a similar reduction in payments from third-party payers.

Our ability to commercialize ANNOVERA™ depends on coverage and reimbursement levels set by government health care programs and third-party private payers. The ACA mandates that private health plans provide coverage for women’s preventative services, without imposing patient cost-sharing requirements, as recommended by HRSA. HRSA Guidelines require private health plans to cover, with no patient out-of-pocket costs, at least one form of treatment (e.g., one product) in each of the methods (e.g., classes of contraception) identified by the FDA for women in its Birth Control Guide. To the extent ANNOVERA™ is deemed a new class of contraception by the FDA, such a designation could allow for coverage by private health plans with no patient out-of-pocket costs. However, there is no guarantee that such coverage will be obtained, and it is possible that other FDA-approved products could also be included in this new class. Pursuant to HRSA Guidelines, private payers need only provide no-cost coverage for one product in each class, and may use reasonable medical management to determine whether and to what extent to cover other products in the class. To the extent ANNOVERA™ is not the only FDA-approved product in a designated class of contraception, private payers may choose not to cover our one-year vaginal contraceptive system, or may require patient cost-sharing obligations.

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

We expect to experience pricing pressures in connection with the sale of our products generally due to the trend toward managed health care, the increasing influence of health maintenance organizations, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. As discussed more below, the goal of the ACA, as enacted in 2010, was to reduce the cost of health care and substantially change the way health care is financed by both government health care programs and third-party payers. Among other measures, the ACA increased rebates on manufacturers for certain covered drug products reimbursed by state Medicaid programs. While we cannot predict the full effect that the ACA will have on government health care programs’ reimbursement policies in general or on our business specifically, the ACA may result in downward pressure on drug reimbursement, which could negatively affect market acceptance of our products. In addition, we cannot predict whether new proposals will be made or adopted, when they may be adopted, or what impact they may have on us if they are adopted.

The availability of generic products at lower prices than branded products may substantially reduce the likelihood of reimbursement for branded products, such as IMVEXXY®, BIJUVA™ and ANNOVERA™.

If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we could have difficulty achieving market acceptance of our products and our business, financial condition, results of operations, and prospects could be harmed.

Future legislation or regulations may adversely affect reimbursement from government health care programs and third-party payers.

Legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction of several government programs. This includes aggregate reductions to Medicare payments to health care providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the ACA. If the ACA or parts of it are repealed, it is unclear what impact that would have on drug reimbursements or coverage and it is also unclear what programs, if any, Congress might enact to replace the repealed portions of the ACA. The Trump administration may also take executive action in the absence of legislative action. For example, in October 2017, the President announced that the administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. With respect to IMVEXXY®, BIJUVA™ and ANNOVERA™, and to the extent we ever obtain regulatory approval and commercialization of our other drug candidates, these new laws and policies (as well as proposed legislation, if enacted) may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

On December 13, 2016, President Obama signed into law the 21st Century Cures Act, which, among other things, may increase the types of clinical trial designs that would be acceptable to support an NDA. It is unclear, at this time, how these provisions will be implemented or whether they would have any effect on our company. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on our drug products and drug candidates may be.

There have also been efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals; proposed and enacted legislation generally have focused on increasing transparency around drug costs or limiting drug prices, including drug rebates. For example, in 2017, California enacted a new law, which went into effect on January 1, 2018, to facilitate greater transparency in brand-name and generic drug pricing through the implementation of specific price reporting requirements for pharmaceutical manufacturers. If adequate reimbursement levels are not maintained by government and third-party payers for our products, our ability to sell our products may be limited and/or our ability to establish acceptable pricing levels may be impaired, thereby reducing anticipated revenues and profitability.

Further, if a federal government shutdown were to occur for a prolonged period, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our ability to sell our products to government payers may be limited and/or our ability to establish acceptable pricing levels may be impaired, thereby reducing anticipated revenues and profitability.

Our dependence upon third parties for the manufacture and supply of our existing women’s health care products and our hormone therapy drug candidates may cause delays in, or prevent us from, successfully developing, commercializing, and marketing our products.

We do not currently have, nor do we currently plan to build or acquire, the infrastructure or capability to internally manufacture our existing women’s health care products, IMVEXXY®, BIJUVA™, or ANNOVERA™, or our hormone therapy drug candidates. We have relied, and will continue to rely, on third parties to manufacture these products in accordance with our specifications and in compliance with applicable regulatory requirements. We have entered into long-term supply agreements with Catalent for the commercial supply of IMVEXXY® and BIJUVA™. Under the terms of the agreements, we are obligated to purchase certain minimum annual amounts of each product once we commence commercial sales of such product following regulatory approval of Catalent as a manufacturer of such product. We have also entered into a long-term supply contract with QPharma for ANNOVERA™. Under the terms of the QPharma agreement, we are obligated to purchase certain minimum annual amounts of ANNOVERA™. We depend on Lang, a full-service, private label and corporate brand manufacturer, to supply approximately 100% of our vitaMedMD and BocaGreen products. We do not have long-term contracts for the commercial supply of our existing women’s health care products, however, in certain circumstances, including our failure to satisfy our production forecasts to Lang, we may be obligated to reimburse Lang for the costs of excess raw materials purchased by Lang that it cannot use in another product category that it then sells. We intend to enter into agreements with Crystal Pharma SAU for the commercial supply of one of the active pharmaceutical ingredients for ANNOVERA™. However, if we experience delays in finalizing this agreement or are unable to execute this agreement on commercially reasonable terms, we may need to find alternative manufacturing facilities, which would result in disruption in our commercialization of ANNOVERA™.

Regulatory requirements could pose barriers to the manufacture of our existing women’s health care products and our hormone therapy drug product and drug candidates. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are ultimately responsible for compliance with manufacturing obligations even if the manufacturing is conducted by a third-party contract manufacturing organization, or CMO. All of our existing products are manufactured by CMOs. These CMOs are required by the terms of our contracts to manufacture our products in compliance with the applicable regulatory requirements. The CMO that manufactures IMVEXXY® and BIJUVA™ has previously been inspected by the FDA and received Form 483 observations with respect to its softgel manufacturing plant that is used for the manufacture of the commercial supply of IMVEXXY® and BIJUVA™. QPharma, the CMO that will manufacture ANNOVERA™, has previously been inspected by the FDA and received Form 483 observations on December 15, 2017, with respect to its facility that will be used for the commercial supply of ANNOVERA™.

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

We also do not have long-term contracts for the supply of the active pharmaceutical ingredient, or API, used in IMVEXXY®, BIJUVA™ and ANNOVERA™. If any supplier of the API or other products used in our approved products or hormone therapy drug candidates experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of an agreement between us, or does not devote sufficient time, energy, and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our approved products or hormone therapy drug candidates, which could impair our ability to supply our approved products or hormone therapy drug candidates at the levels required for commercialization and prevent or delay their successful commercialization.

Even after the approval of IMVEXXY®, BIJUVA™ and ANNOVERA™, and even if we obtain regulatory approval for our other hormone therapy drug candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

With respect to IMVEXXY®, BIJUVA™ and ANNOVERA™, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for IMVEXXY®, BIJUVA™ and ANNOVERA™ contains restrictions on use and warnings. The Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA enhanced post-market authority, including the Risk Evaluation and Mitigation Strategy, explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved REMS programs. IMVEXXY®, BIJUVA™ and ANNOVERA™ will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. As part of the FDA’s approval of IMVEXXY®, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen such as IMVEXXY®. As part of the FDA’s approval of ANNOVERA™, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our hormone therapy drug candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

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

Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party suppliers fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

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

Recent government enforcement has targeted pharmaceutical companies for violations of fraud, abuse and other laws.

The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, pharmacies, and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical products, including certain discounts, or engagement of speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Further, the Trumps administration has taken steps to limit applicability of some of these safe harbors, including those related to discounts and rebates, in regulations proposed in February 2019. Our practices with respect to interactions with health care professionals, including but not limited to consultant relationships, speaker programs, advisory boards, and scientific/educational grant programs, as well as our arrangements with pharmacies, may not in all cases meet all of the criteria for safe harbor protection from AKS liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs. In addition, several states have recently enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs or codes of conduct and/or to file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Several states have also adopted laws that prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain health care providers.

We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate federal or state fraud and abuse laws or other applicable requirements.

Federal enforcement agencies and private whistleblowers recently have shown interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support, co-pay support, nursing, adherence and educational services, referrals to other providers, donations to independent patient assistance charities, and relationships with specialty pharmacies. Co-pay assistance programs are intended to assist qualified patients with private insurance with any out-of-pocket financial obligations but must exclude any government health care program beneficiaries. Several investigations into patient assistance practices have resulted in significant civil and criminal settlements. We offer co-pay assistance for our vitamin products and IMVEXXY®, including co-pay assistance and free drug sample starter packs for IMVEXXY®, and potentially will do so for BIJUVA™ and ANNOVERA™. If we fail to structure these and other support programs to comply with applicable law, we risk becoming subject to government investigations, and potentially, facing penalties or consequences for violations under fraud and abuse laws. In addition, to the extent we, our subsidiary, VitaCare Prescription Services, or our other contractors or agents receive or obtain individually identifiable health information from patients, health care professionals, pharmacies, or other individuals or entities, although we are not directly subject to HIPAA, we could be subject to criminal penalties if we mishandle individually identifiable health information in a manner that is not authorized or permitted by HIPAA. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. In addition, VitaCare Prescription Services' activities could be subject to regulation and enforcement by the federal government and the states in which VitaCare conducts its business, including as a result of potential increased scrutiny of innovation in hub services.

The occurrence of any of the foregoing events or penalties may force us to expend significant amounts of time and money and may significantly inhibit our ability to bring to market or continue to market our products and generate revenue. Similar regulations apply in foreign jurisdictions.

Any failure to adequately expand a direct sales force will impede our growth.

We expect to be substantially dependent on a direct sales force to attract new business and to manage customer relationships. We plan to expand our direct sales force and believe that there is significant competition for qualified, productive direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining direct sales personnel. New and future hires may not become as productive as expected, and we may be unable to hire enough qualified individuals in the future in the markets in which we do business. If we are unable to hire and develop enough productive sales personnel or are required to hire more sales personnel than we expect our business prospects could suffer.

Other pharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and longer histories than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we offer. If we are unable to continue to attract and retain high-quality personnel, our ability to commercialize IMVEXXY®, BIJUVA™ and ANNOVERA™ may be limited.

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

In July 2018, we entered into a license agreement with the Population Council to obtain exclusive U.S. rights to commercialize the Population Council’s segesterone acetate/ethinyl estradiol one-year vaginal system for human contraceptive indications, which was approved by the FDA in August 2018 and which we intend to commercialize under the name ANNOVERA™. The agreement requires us to commercialize this product and enter into certain manufacturing agreements, make timely milestone and other payments, provide certain information regarding our activities under the agreement, and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements.

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

In addition, if we license international rights to our products to third parties that have the right to manufacture such products outside of the U.S., sales of our products in the U.S. and our rights to receive royalties with respect to our products sold outside the U.S. could be adversely affected if products manufactured outside of the U.S. are reimported and sold in the U.S.

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

We must satisfy certain conditions to be eligible to draw down the second tranche of $75.0 million and the third tranche of $50.0 million. The second tranche may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) the approval by the FDA of the NDA for BIJUVA™ and (ii) that we have consummated our first commercial sale in the United States of BIJUVA™. The third tranche of $50.0 million may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) tranche 2 has been drawn and (ii) we and our subsidiaries party to the Credit Agreement have generated at least $75.0 million of consolidated net revenue attributable to commercial sales of BIJUVA™ and IMVEXXY® during the twelve-month period ending immediately before the funding of tranche 3. If we are unable to satisfy those conditions, we would not be able to draw down the respective tranche of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all.

The Credit Agreement requires us to make certain payments of principal and interest over time and contains several other restrictive covenants. Among other requirements of the Credit Agreement, we and our subsidiaries party to the Credit Agreement must (i) maintain a minimum cash balance of $50.0 million and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our products. The Credit Agreement also contains covenants that limit, among other things, the ability of us and our subsidiaries party to the Credit Agreement to (i) incur indebtedness, (ii) incur liens on our property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain permitted indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.

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

Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. For example, we suspended enrollment in and subsequently stopped the SPRY trial for our progesterone-alone drug candidate to update the phase 3 protocol based on discussions with the FDA. Failure can occur at any time during the clinical trial process because of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. New drugs in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. Several companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our future clinical trials may not be successful or may be more expensive or time-consuming than we currently expect. Before approving a new drug, the FDA generally requires that the safety and efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs based on a single well-controlled clinical trial. If clinical trials for any of our hormone therapy drug candidates fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA will not approve that drug and we would not be able to commercialize it, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Even after we obtain regulatory approval for our hormone therapy drug candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Even after we obtain regulatory approval for our hormone therapy drug candidates in the United States, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. For example, as part of the FDA’s approval of IMVEXXY®, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen such as IMVEXXY®. As part of the FDA’s approval of ANNOVERA™, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our hormone therapy drug candidates includes restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved REMS programs. Our hormone therapy drug candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our hormone therapy drug candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

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

The commercial success of our existing products and other hormone therapy drugs that we may develop, if approved in the future, will depend upon gaining and retaining significant market acceptance of these products among physicians and payers.

Physicians may not prescribe our products which would prevent us from generating revenue or becoming profitable. Market acceptance of our products, including our hormone therapy drug candidates, by physicians, patients, and payers, will depend on a number of factors, many of which are beyond our control, including the following:

●	the clinical indications for which our hormone therapy drug candidates are approved, if at all;

●	acceptance by physicians and payers of each product as a safe and effective treatment;

●	the cost of treatment in relation to alternative treatments, including numerous generic drug products;

●	the relative convenience and ease of administration of our products in the treatment of the symptoms for which they are intended;

●	the availability and efficacy of competitive drugs;

●	the effectiveness of our sales force and marketing efforts;

●	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

●	the availability of coverage and adequate reimbursement by third parties, such as insurance companies and other health care payers, or by government health care programs, including Medicare and Medicaid;

●	limitations or warnings contained in a product’s FDA-approved labeling; and

●	prevalence and severity of adverse side effects.

Even if the medical community accepts that our products are safe and efficacious for their approved indications, physicians may not immediately be receptive to the use or may be slow to adopt our products as an accepted treatment for the symptoms for which they are intended. We cannot assure you that any labeling approved by the FDA will permit us to promote our products as being superior to competing products. If our products do not achieve an adequate level of acceptance by physicians and payers, we may not generate sufficient or any revenue from these products and we may not become profitable. In addition, our efforts to educate the medical community and third-party payers on the benefits of our products may require significant resources and may never be successful.

Our products face significant competition from branded and generic products, and our operating results will suffer if we fail to compete effectively.

Development and awareness of our brand will depend largely upon our success in increasing our customer base and maintaining adequate pricing through our exclusivities. The dietary supplement and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our products face intense competition, including from major multinational pharmaceutical and dietary supplement companies, established biotechnology companies, specialty pharmaceutical, and generic drug companies. Many of these companies have greater financial and other resources, such as larger research and development staffs and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly and may be more effective in selling and marketing their products. They also may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we sell or develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. If we are unable to economically promote or maintain our brand, our business, results of operations and financial condition could be severely harmed. In addition, our efforts to provide an alternative to the non-FDA-approved compound bioidentical market for estradiol and progesterone products sold by compounding pharmacies may not be successful. Finally, loss of exclusivity may provide opportunity for competing products, particularly generics, to erode pricing and siphon off our customers.

Failure to obtain regulatory approval outside the U.S. will prevent us from marketing our hormone therapy drugs in non-U.S. markets.

We are presently attempting, through certain partnering relationships, to market certain of our hormone therapy drugs in non-U.S. markets. To market our hormone therapy drugs in the European Union and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by other regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. For these non-U.S. regulatory approvals, we may not obtain them on a timely basis, if at all. Our failure to receive necessary non-U.S. regulatory approvals to commercialize our hormone therapy drugs in a given market could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, by seeking to obtain approval to market our hormone therapy drugs in one or more non-U.S. markets, we will be subject to rules and regulations in those markets relating to our product. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidates to other available products. If reimbursement of our drug candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to generate revenues and achieve or sustain profitability with respect to any given market, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. If we obtain approval to market our hormone therapy drugs in one or more non-U.S. markets, we will have additional pharmacovigilance reporting requirements for our products. To the extent that the non-U.S. markets we distribute our products in have different pharmacovigilance reporting requirements than the U.S., there is a risk that the marketing of our drugs in those countries may increase the number of adverse events reported for our products.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

We face an inherent risk of product liability claims as a result of the marketing of our current products and the clinical testing of our hormone therapy drug candidates despite obtaining appropriate informed consents from our clinical trial participants. Additionally, in light of the history of product liability claims related to other hormone replacement therapy products, we will face an even greater risk through commercialization of our hormone therapy drug candidates in the United States or other additional jurisdictions or if we engage in the clinical testing of proposed new products or commercialize any additional products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failures to warn of dangers inherent in the product, negligence, strict liability, or breaches of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our existing products or hormone therapy drugs. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in any of the following:

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

Although we maintain general liability insurance and clinical trial liability insurance for our hormone therapy drugs and drug candidates, this insurance may not fully cover potential liabilities. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the development and commercial production and sale of our products, which could adversely affect our business, financial condition, results of operations, and prospects.

Our business may be affected by unfavorable publicity or lack of consumer acceptance.

We are highly dependent upon consumer acceptance of the safety and quality of our products, as well as similar products distributed by other companies. Consumer acceptance of a product can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that may question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of our product or any other similar product with illness or other adverse effects, or that questions the benefits of our product or a similar product, or that claims that such products do not have the effect intended could have a material adverse effect on our business, reputation, financial condition, or results of operations.

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

Our ability to compete in the highly competitive pharmaceutical industry depends in large part on our ability to attract and retain highly qualified managerial, scientific, and medical personnel. To induce valuable employees to remain with us, we have, among other things, provided stock-based compensation that vests over time. The value to employees of stock-based compensation will be significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific, and medical teams may terminate their employment with us on short notice. We do not have employment agreements with several of our key employees. As a result, most employees are employed on an at-will basis, which means that any of these employees could leave our employment at any time, with or without notice, and may go to work for a competitor. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results, and financial condition. Our success also depends on our ability to continue to attract, retain, and motivate highly skilled scientific and medical personnel.

Our success is tied to our distribution channels.

We sell our prescription prenatal vitamin products and hormone therapy drug products to wholesale distributors and retail pharmacy distributors. During 2018, four customers each generated more than 10% of our total revenues; revenue generated from these four customers combined accounted for approximately 76% of our total revenue during 2018. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

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

We may experience delays in future clinical trials for our drug candidates. Clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll enough patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

Clinical trials may be suspended or terminated at any time for many reasons. A clinical trial may be suspended or terminated by us, our collaborators, the FDA, or other regulatory authorities because of a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational drug, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the DSMB or the IRB for a clinical trial. An IRB may also suspend or terminate our clinical trials for failure to protect patient safety or patient rights. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe the clinical trials are not being conducted in accordance with applicable regulatory requirements or present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any proposed product that we develop, the commercial prospects of such proposed product will be harmed and our ability to generate product revenue from any of these proposed products will be delayed or eliminated. Any of these occurrences may harm our business, financial condition, results of operations, and prospects significantly.

We rely on third parties to conduct our research and development activities, including our clinical trials, and we may experience delays in obtaining or may be unsuccessful in obtaining regulatory approval for, or in commercializing, our hormone therapy drug candidates if these third parties do not successfully carry out their contractual duties or meet expected deadlines.

We do not have the resources to independently conduct research and development activities. Therefore, we have relied, and plan to continue to rely, on various third-party CROs to conduct our research and development activities and to recruit patients and monitor and manage data for our on-going clinical programs for our hormone therapy drug candidates, as well as for the execution of clinical studies. Although we control only certain aspects of our CROs’ activities, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We cannot assure you that the CROs will conduct the research properly or in a timely manner, or that the results will be reproducible. We and our CROs are required to comply with the FDA’s cGCPs, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable or invalid, and the FDA may require us to perform additional clinical trials before approving our proposed products. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, to evaluate the safety and effectiveness compared to placebo of our hormone therapy drug candidates to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit enough patients, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We typically engage one or more CROs on a project-by-project basis for each study or trial. While we have developed and plan to maintain our relationships with CROs that we have previously engaged, we also expect to enter into agreements with other CROs to obtain additional resources and expertise to accelerate our progress with regard to on-going clinical programs and, specifically, the compilation of clinical trial data for submission with an NDA for each of our hormone therapy drug candidates. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially affect our ability to meet our desired clinical development timelines and can increase our costs significantly. Although we try to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operations, or prospects.

Our ability to utilize net operating loss carryforwards may be limited.

As of December 31, 2018, we had federal net operating loss carryforwards, or NOLs, of approximately $481.4 million. Subject to applicable limitations, these NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce our future federal income taxes otherwise payable.

Section 382 of the Internal Revenue Code of 1986, as amended, imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. If an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 because of events in the past or the issuance of shares of our common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. federal tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34 percent to 21 percent and imposing new restrictions on the use of NOLs. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Management assessed the valuation allowance analyses with respect to our NOLs as affected by various aspects of the Tax Act and determined that a full valuation allowance continues to be appropriate. Furthermore, the Tax Act limits the NOL carryover deduction in a taxable year to the lesser of the NOL carryforward or 80 percent of the taxpayer’s taxable income (before considering any deduction on account of such NOLs), which may restrict our ability to offset future taxable income with NOLs and increase our future federal income taxes otherwise payable.

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

If we have incorrectly described, disclosed, calculated, assessed, or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could materially impact our business, results of operations, and financial condition.

Our success depends on how efficiently we respond to changing consumer preferences and demand.

Our success depends, in part, on our ability to anticipate and respond to changing consumer trends and preferences. We may not be able to respond in a timely or commercially appropriate manner to these changes. Our failure to accurately predict these trends could negatively impact our inventory levels, sales, and consumer opinion of us as a source for the latest product. The success of our new product offerings depends upon several factors, including our ability to achieve the following:

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

We may initiate product recalls or withdrawals or may be subject to regulatory enforcement actions that could negatively affect our business.

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

As of December 31, 2018, we had 241 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, sales and marketing, and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our hormone therapy drugs and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

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

A failure in or breach of our information systems because of cyber-attacks or other tactics could disrupt our business, result in the release or misuse of protected health information, or PHI, confidential or proprietary business information or financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers and disruption of our operations. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us or other third-parties could expose such persons’ private information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Any of these disruptions or breaches of security could have a material adverse effect on our business, financial condition, and results of operations.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately, or to disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained during clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

These risks include the possibility of the following:

●	the patent applications that we have filed may fail to result in issued patents in the United States or in foreign countries;

●	patents issued or licensed to us or our partners may be challenged or discovered to have been issued on the basis of insufficient, incomplete, or incorrect information, and thus held to be invalid or unenforceable;

●	the scope of any patent protection may be too narrow to exclude competitors from developing or designing around these patents;

●	we or our licensors were not the first to make the inventions covered by each of our issued patents and pending patent applications;

●	we or our licensors may not have been the first inventors to file patent applications for these technologies in the United States or were not the first to file patent applications directed to these technologies abroad;

●	we may fail to comply with procedural, documentary, fee payment, and other similar provisions during the patent application process, which can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights;

●	future drug candidates may not be patentable;

●	others may claim rights or ownership regarding patents and other proprietary rights that we hold or license;

●	delays in development, testing, clinical trials, and regulatory review may reduce the period during which we could market our drug candidates under patent protection; and

●	we may fail to timely apply for patents on our technologies or products.

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

If we, our licensors, or our strategic partners fail to obtain and maintain patent protection for our products, or our proprietary technologies and their uses, companies may be dissuaded from collaborating with us. In such event, our ability to commercialize our hormone therapy drugs may be threatened, we could lose our competitive advantage, and the competition we face could increase, all of which could adversely affect our business, financial condition, results of operations, and prospects.

In addition, mechanisms exist in much of the world permitting some form of challenge by generic drug marketers to our patents before, or immediately following, the expiration of any regulatory exclusivity, and generic companies are increasingly employing aggressive strategies, such as “at risk” launches to challenge relevant patent rights.

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

There is a substantial amount of litigation involving intellectual property in the pharmaceutical industry generally. If a third party asserts that we infringe its patents or other proprietary rights, we could face many risks that could adversely affect our business, financial condition, results of operations, and prospects, including the following:

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

We are party from time-to-time to legal proceedings relating to our intellectual property, and third parties in the future may file claims asserting that our technologies, processes, or products infringe on their intellectual property. We cannot predict whether third parties will assert these claims against us or our strategic partners or against the licensors of technology licensed to us, or whether those claims will harm our business. In addition, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. If we or our partners were to face infringement claims or challenges by third parties relating to our drug candidates, an adverse outcome could subject us to significant liabilities to such third parties, and force us or our partners to curtail or cease the development of some or all of our drug candidates, which could adversely affect our business, financial condition, results of operations, and prospects.

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

If the Section 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement suit against the Section 505(b)(2) applicant. Under the FDCA, the filing of a patent infringement lawsuit within 45 days of receipt of the notification regarding a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA for 30 months beginning on the date the patent holder receives notice, or until a court deems the patent unenforceable, invalid or not infringed, whichever is earlier. The court also can shorten or lengthen the 30-month period if either party is found not to be reasonably cooperating in expediting the litigation. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized. Alternatively, if the NDA or relevant patent holder does not file a patent infringement lawsuit within the specified 45-day period, the FDA may approve the Section 505(b)(2) application at any time.

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

The trading price of our common stock on Nasdaq is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include the following:

●	changes in laws or regulations applicable to our products or proposed products, including clinical trial requirements for approvals;

●	unanticipated serious safety concerns related to the use of our hormone therapy drugs;

●	a decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

●	adverse results or delays in clinical trials;

●	the inability to obtain adequate clinical supply for our hormone therapy drug candidates or the inability to do so at acceptable prices;

●	adverse regulatory decisions;

●	the introduction of new products or technologies offered by us or our competitors;

●	the effectiveness of our or our potential strategic partners’ commercialization efforts;

●	developments concerning our sources of manufacturing supply and any commercialization strategic partners;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	the inability to effectively manage our growth;

●	actual or anticipated variations in quarterly operating results;

●	the failure to meet or exceed the estimates and projections of the investment community;

●	the overall performance of the U.S. equity markets and general political and economic conditions;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	additions or departures of key scientific or management personnel;

●	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

●	sales of our common stock by us or our stockholders in the future;

●	significant lawsuits, including patent or stockholder litigation;

●	changes in the market valuations of similar companies;

●	the trading volume of our common stock;

●	increases in our common stock available for sale upon expiration of lock-up agreements;

●	effects of natural or man-made catastrophic events or other business interruptions; and

●	other events or factors, many of which are beyond our control.

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

As of December 31, 2018, our executive officers, directors, holders of 5% or more of our stock, and their affiliates beneficially owned approximately 69% of our common stock on an as converted basis. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In October 2018, we entered into a lease for new corporate offices in Boca Raton, Florida. The lease includes 56,212 rentable square feet, or full premises, of which 7,561 has commenced in 2018 and the remaining 48,651 square feet will commence no earlier than June 1, 2019, or full premises commencement date. The lease will expire 11 years after full premises commencement date, unless terminated earlier in accordance with the terms of the lease. We believe that our current facility is in good working order and that our current facility and new corporate headquarters are capable of supporting our operations for the foreseeable future.

Item 3.	Legal Proceedings

We have been informed by the staff, or the Staff, of the Securities and Exchange Commission that the Staff is conducting a formal investigation concerning whether certain of our communications during 2017 regarding TX-004HR may have violated Regulation FD. We are cooperating with the Staff in connection with the investigation. Any determination that our actions violated Regulation FD could result in penalties or other remedies being imposed. While we believe that any such penalties and other remedies would be immaterial from a financial perspective, no assurance can be made about the ultimate outcome of the investigation, and there can be no assurance that any such penalties and remedies would not have a material adverse effect on our business.

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

Market Information on Common Stock

Since October 9, 2017, our common stock has been listed on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC under the symbol “TXMD.” From April 23, 2013 to October 6, 2017, our common stock was listed on the NYSE American under the symbol “TXMD.” Before that time, our common stock was quoted on the OTCQB.

On February 15, 2019, there were approximately 208 record holders and as of February 8, 2019, there were approximately 24,155 beneficial owners of our common stock.

Dividends

Historically, we have not paid dividends on our common stock, and we currently do not intend to pay any dividends on our common stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, the Credit Agreement contains covenants that limit our ability to pay dividends or make other distributions on our common stock.

Performance Graph

The following line graph compares cumulative total shareholder return for the five years ended December 31, 2018 for (i) our common stock; (ii) Nasdaq Pharmaceutical Index; and (iii) Nasdaq Stock Market (U.S. companies). The graph assumes $100 invested on December 31, 2013 and includes reinvestment of dividends. Measurement points are at December 31, 2013 and the last trading day of the fiscal years ended December 31, 2014, 2015, 2016, 2017, and 2018. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following line graph compares cumulative total shareholder return for the five years ended December 31, 2018 for (i) our common stock; (ii) Nasdaq Pharmaceutical Index; and (iii) Nasdaq Stock Market (U.S. companies). The graph assumes $100 invested on December 31, 2013 and includes reinvestment of dividends. Measurement points are December 31, 2013 and the last trading day of the fiscal years ended December 31, 2018, 2017, 2016, 2015, and 2014 and each of the following quarters ended therein. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graphs will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in this Annual Report. The consolidated statements of operations for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014, are derived from our audited consolidated financial statements not included in this Annual Report.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue, net	$16,099	$16,778	$19,356	$20,143	$15,026
Cost of goods sold	2,737	2,637	4,185	4,506	3,672
Gross profit	13,362	14,141	15,171	15,637	11,354
Operating expenses:
Sales, general, and administration	115,989	57,703	51,348	28,721	22,124
Research and development	27,299	33,853	53,943	72,043	43,219
Depreciation and amortization	294	213	133	63	52
Total operating expense	143,582	91,769	105,424	100,827	65,395
Operating loss	(130,220)	(77,628)	(90,253)	(85,190)	(54,041)
Other (expense) income, net	(2,397)	703	378	113	(176)
Net loss	$(132,617)	$(76,925)	$(89,875)	$(85,077)	$(54,217)
Net loss per share, basic and diluted	$(0.59)	$(0.37)	$(0.46)	$(0.49)	$(0.36)
Weighted average number of common shares outstanding, basic and diluted	225,026	205,523	196,088	173,174	149,727

Consolidated Balance Sheet Data (at end of period)
Total assets	$211,984	$143,230	$142,472	$73,729	$59,079
Total liabilities	$114,460	$13,321	$14,983	$10,666	$10,690
Total stockholders’ equity	$97,524	$129,909	$127,489	$63,063	$48,389
Other Data:
Capital expenditures (for the period)	$1,322	$827	$1,241	$584	$617
Working capital (at the end of period)	$145,700	$126,233	$124,428	$60,014	$45,545

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a women’s healthcare company focused on creating and commercializing innovative products to support the lifespan of women and championing awareness of women’s healthcare issues, specifically, for pregnancy prevention, pregnancy, childbirth, nursing, pre-menopause, and menopause. At TherapeuticsMD, we combine entrepreneurial spirit, clinical expertise, and business leadership to develop and commercialize health solutions that enable new standards of care for women. Our solutions range from advanced hormone therapy pharmaceutical products to patient-controlled, long-acting contraceptive. We also manufacture and distribute branded and generic prescription prenatal vitamins under the vitaMedMD® and BocaGreenMD® brands.

With our SYMBODA™ technology, we are developing and commercializing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. Our track record of commercialization allows us to efficiently leverage and grow our marketing and sales organization to commercialize our recently approved products.

During 2018, the U.S. Food and Drug Administration, or FDA, approval of our drugs has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our drugs. In July 2018, we launched our recently FDA approved product, IMVEXXY® (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. We are also focused on commercialization activities necessary for launch of BIJUVA™ and ANNOVERA™. BIJUVA™ is our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA on October 28, 2018. ANNOVERA™ (segesterone acetate/ethinyl estradiol vaginal system), is the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent unintended pregnancy for up to a full year, which was approved by the FDA on August 10, 2018. On July 30, 2018, we entered into an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA™ in the U.S. In addition, on July 30, 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY® and BIJUVA™ in Canada and Israel.

Product Portfolio

We are focused on activities necessary for commercialization of IMVEXXY®, BIJUVA™ and ANNOVERA™. We continue to manufacture and distribute our prescription product lines, consisting of branded prenatal vitamins under vitaMedMD® and authorized generic formulations of some of our prescription prenatal vitamin products under BocaGreenMD®. All of our prenatal vitamins are gluten-, sugar-, and lactose-free. A prenatal vitamin option that is both vegan and kosher is also available for women with special dietary needs. We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients.

TX-001HR: BIJUVA™

We submitted the New Drug Application, or NDA, for TX-001HR to the FDA on December 28, 2017. On October 28, 2018, the FDA approved BIJUVA™ (estradiol and progesterone) capsules, 1 mg/100 mg, the first and only FDA-approved bio-identical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate-to-severe VMS due to menopause in women with a uterus. The estrogen and progesterone in BIJUVA™ have the same chemical and molecular structure as the hormones that are naturally produced in a woman’s body. With the approval of BIJUVA™, the FDA required a post-approval commitment to further develop and validate our in-vitro dissolution method to show how BIJUVA™ is released from the capsule in an in-vitro setting for quality control assessments. The development of this method and validation were completed and submitted to FDA as required in our approval.

TX-004HR: IMVEXXY®

On May 30, 2018, we announced that the FDA had approved the 4 μg and 10 μg doses of IMVEXXY® (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of VVA, due to menopause. The 4-μg formulation of IMVEXXY® represents the lowest FDA-approved dose of vaginal estradiol available. IMVEXXY® 10-μg became available for commercial distribution in late July 2018 and both doses were commercially available by September 2018.

As part of the FDA’s approval of IMVEXXY®, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen. In connection with the observational study, we are required to provide progress reports to the FDA on an annual basis. The development of this method is underway, and we do not believe that the costs will be material. In addition, the FDA asked for post-approval information with respect to certain characteristics related to the product’s specifications, which we submitted to FDA in November 2018.

ANNOVERA™

On July 30, 2018, we entered into an exclusive license agreement with the Population Council to commercialize in the U.S. ANNOVERA™ (segesterone acetate/ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up a full year, which was approved by the FDA on August 10, 2018. ANNOVERA™ was classified by the FDA as a “new chemical entity,” or NCE, and thus has five years of regulatory exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act.

ANNOVERA™ is a one-year ring-shaped contraceptive vaginal system, or CVS. ANNOVERA™ is made of silicone elastomer, and contains segesterone acetate, a 19-nor progesterone derivative also known as Nestorone®, or NES, and ethinyl estradiol, or EE. EE is an approved active ingredient in many marketed hormonal products. Segesterone acetate, a new chemical entity is a potent progestin that is not active orally but is active when administered via non-oral routes such as vaginal rings, implants, and transdermal systems. NES has been evaluated in 51 clinical studies across these delivery systems with more than 26,794 cycles of exposure.

ANNOVERA™ can be inserted and removed by the woman herself without the aid of a healthcare provider and, unlike oral contraceptives, or OCs, ANNOVERA™ does not require daily administration to obtain the contraceptive effect. After 21 days of use, the woman removes ANNOVERA™ for 7 days, thereby providing a regular bleeding pattern (i.e., withdrawal/scheduled bleeding). The same CVS is then re-inserted for additional 21/7-days in/out, for up to a total of 13 cycles (1 year).

ANNOVERA™ releases daily vaginal doses of both active ingredients (NES and EE). The claimed release rate of 150 μg/day NES and 13/day μg EE is supported by the calculated average release rate from an ex vivo analysis of ANNOVERA™ used for 13 cycles and is also supported by data from 13 cycles of in vitro release.

We assumed responsibility for marketing expenses related to the commercialization of ANNOVERA™.

The Population Council License Agreement includes exclusive rights for us to negotiate co-development of two other investigational vaginal contraceptive systems in development by the Population Council.

Under the terms of the Population Council License Agreement, we paid the Population Council a milestone payment of $20 million within 30 days following approval by the FDA of the NDA for ANNOVERA™ and will be required to pay the Population Council an additional $20 million within 30 days following the release of the first commercial batch of ANNOVERA™. The Population Council is also eligible to receive milestone payments and royalties from commercial sales of ANNOVERA™, as detailed below. We are required to pay the Population Council milestone payments of $40 million upon cumulative net sales of ANNOVERA™ in the U.S. by us and our affiliates and permitted sublicensees of each of $200.0 million, $400.0 million and $1.0 billion.

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

As part of the approval of ANNOVERA™, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism. A protocol submission for the study is due to the FDA in August 2019. We have agreed to perform and pay the costs and expenses associated with this post-approval study, provided that if the costs and expenses associated with such post-approval study exceed $20 million, half of such excess will offset against royalties or other payments owed by us to the Population Council under the Population Council License Agreement. Given the observational nature of the study, we do not believe that the costs of the study will be material on an annual basis.

Unless earlier terminated, the Population Council License Agreement will remain in effect until the later of the expiration of the last-to-expire of the Population Council’s U.S. patents that are licensed to us, or the date following such expiration that follows a continuous period of six months during which we and our affiliates have not made a commercial sale of ANNOVERA™ in the U.S. The Population Council License Agreement may also be terminated for certain breach and bankruptcy-related events and by us on 180 days prior notice to the Population Council.

As part of the Population Council License Agreement, we have the exclusive right to negotiate co-development and U.S. marketing rights for two other investigational vaginal contraceptive systems in development by the Population Council: a three-month contraceptive ring using Nestorone® plus bio-identical estradiol, which is currently in phase 2 clinical trials, and a new one-year contraceptive ring using Nestorone® plus EE, which is designed as a life cycle management product for the one-year vaginal CVS that we have licensed.

 Pipeline for Our Hormone Therapy Drug Candidates

TX-002HR

TX-002HR is a natural progesterone formulation for the treatment of secondary amenorrhea without the potentially allergenic component of peanut oil. The hormone therapy drug candidate is bio-identical to – or having the same chemical and molecular structure as – the hormones that naturally occur in a woman’s body. In July 2014, we suspended enrollment and in October 2014 we stopped the SPRY Trial, our phase 3 clinical trial for TX-002HR, to update the phase 3 protocol based on discussions with the FDA. Our Investigational New Drug Application, or IND, related to TX-002HR is currently inactive. We have suspended further development of this drug candidate to prioritize our leading drugs.

TX-003HR

TX-003HR is a natural estradiol formulation. This hormone therapy drug candidate is bio-identical to the hormones that naturally occur in a woman’s body. We currently do not have plans to further develop this hormone therapy drug candidate. Our IND related to TX-003HR is currently inactive.

Research and Development Expenses

A significant portion of our operating expenses to date have been incurred in research and development activities. Research and development expenses relate primarily to the discovery and development of our drug candidates. Our business model is dependent upon our company continuing to conduct research and development. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and costs associated with other research activities and regulatory approvals. Other research and development costs listed below consist of costs incurred with respect to drug candidates that have not received IND application approval from the FDA.

We make payments to the CROs based on agreed upon terms that may include payments in advance of a study starting date. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Advance payments to be expensed in future research and development activities were $0, $0 and $228,933, at December 31, 2018, 2017, and 2016, respectively.

The following table indicates our research and development expense by project for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(000s)
TX-001HR (BIJUVA™)	$11,790	$19,381	$31,857
TX-002HR	—	—	—
TX-004HR (IMVEXXY®)	4,890	8,043	9,248
Other research and development	10,619	6,429	12,838
Total research and development	$27,299	$33,853	$53,943

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

During the year ended December 31, 2018 and since the project’s inception in February 2013, we have incurred approximately $11,790,000 and $127,187,000, respectively, in research and development costs with respect to BIJUVA™.

During the year ended December 31, 2018 and since the project’s inception in April 2013, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR.

During the year ended December 31, 2018 and since the project’s inception in August 2014, we have incurred approximately $4,890,000 and $45,739,000, respectively, in research and development costs with respect to IMVEXXY®.

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

Results of Operations

Comparison of Years Ended December 31, 2018, 2017, and 2016:

Year ended December 31, 2018 compared with year ended December 31, 2017

	Years Ended December 31,
	2018	2017	Change
	(000s)
Revenue	$16,099	$16,778	$(679)
Cost of goods sold	2,737	2,637	100
Operating expenses	143,582	91,769	51,813
Operating loss	(130,220)	(77,628)	(52,592)
Other (expense) income	(2,397)	703	(3,100)
Net loss	$(132,617)	$(76,925)	$(55,692)

Revenue

Revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. Revenue for the year ended December 31, 2018 decreased by approximately $679,000, or 4%, to approximately $16,099,000, compared with approximately $16,778,000 for the year ended December 31, 2017. Revenues, net decreased primarily due to a decrease in prenatal vitamin sales of approximately $1,737,000 partially offset by sales of IMVEXXY® of approximately $1,058,000. The revenue decrease related to our prenatal vitamins was primarily affected by lower number of units sold and higher utilization of coupons offered to customers during the year ended December 31, 2018 as compared to the prior year. We launched sales of IMVEXXY® in the third quarter of 2018. During this launch period, revenues, net related to our newly approved drug were greatly affected by the co-pay assistance program that we introduced to launch IMVEXXY®, which allowed patients to access the product at a reasonable cost regardless of insurance coverage. We expect our revenues, net related to IMVEXXY® to improve as commercial payer coverage for IMVEXXY® increases.

Cost of Goods Sold

Cost of goods sold increased by approximately $100,000, or 4%, to approximately $2,737,000 for the year ended December 31, 2018, compared with approximately $2,637,000 for the year ended December 31, 2017 primarily related to product costs attributable to IMVEXXY®, partially offset by lower royalty fees attributable to prenatal vitamins, and lower shipping costs. Our gross margin was 83% for the year ended December 31, 2018 as compared to 84% for the year ended December 31, 2017. The decrease in gross margin percentage was primarily attributable to higher utilization of coupons/co-pay assistance offered in 2018 as compared with 2017.

Operating Expenses

Our principal operating costs included the following items as a percentage of total operating expenses.

	Years Ended December 31,
	2018	2017
Sales and marketing costs, excluding human resource costs	43%	22%
Human resource related costs	25%	27%
Product research and development costs	19%	37%
Professional fees and consulting costs	5%	6%
Other operating expenses	8%	8%

Operating expenses increased by approximately $51,813,000, or 56%, to approximately $143,582,000 for the year ended December 31, 2018, compared with approximately $91,769,000 for the year ended December 31, 2017, as a result of the following items:

	Years Ended December 31,
	2018	2017	Change
	(000s)
Sales and marketing, excluding human resource costs	$61,845	$19,614	$42,231
Human resource related costs	35,003	24,720	10,283
Research and development costs	27,299	33,853	(6,554)
Professional and consulting costs	7,661	5,859	1,802
Other operating expenses	11,774	7,723	4,051
Total operating expenses	$143,582	$91,769	$51,813

Sales and marketing costs increased by approximately $42,231,000, or 215%, to approximately $61,845,000 for the year ended December 31, 2018, compared with approximately $19,614,000 for the year ended December 31, 2017, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and commercialization of IMVEXXY® and BIJUVA™, including costs related to outsourced sales personnel and their related expenses, physician education and product samples, advertising and travel expenses related to product commercialization. We expect sales and marketing expenses to continue to increase as we continue the launch of BIJUVA™, prepare for the launch of ANNOVERA™ and continue to support our growing business and commercialization of our products.

Human resource related costs, including salaries and benefits increased by approximately $10,283,000, or 42%, to approximately $35,003,000 for the year ended December 31, 2018, compared with approximately $24,720,000 for the year ended December 31, 2017, primarily as a result of an increase of approximately $7,975,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our new drugs and an increase in non-cash compensation expense included in this category of approximately $2,308,000 related to employee stock option amortization during 2018 as compared to 2017.

Research and development costs decreased by approximately $6,554,000, or 19%, to approximately $27,299,000 for the year ended December 31, 2018, compared with approximately $33,853,000 for the year ended December 31, 2017, primarily as a result of the completion of the REPLENISH Trial for BIJUVA™ and FDA approval of IMVEXXY® and BIJUVA™, partially offset by scale-up and manufacturing activities for BIJUVA™ before FDA approval as well as increased pre-clinical work to support our product pipeline. Research and development costs in 2017 included approximately $2,400,000 in NDA submission fees related to BIJUVA™ and a write-off of approximately $1,000,000 of prepaid manufacturing costs. Research and developments costs during the year ended December 31, 2018 included the following research and development projects:

During the year ended December 31, 2018 and since the project’s inception in February 2013, we have incurred approximately $11,790,000 and $127,187,000, respectively, in research and development costs with respect to BIJUVA™.

During the year ended December 31, 2018 and since the project’s inception in April 2013, we have incurred approximately $0 and $2,525,000, respectively, in research and development costs with respect to TX-002HR, our progesterone only drug candidate.

During the year ended December 31, 2018 and since the project’s inception in August 2014, we have incurred approximately $4,890,000 and $45,739,000, respectively, in research and development costs with respect to IMVEXXY®.

For a discussion of the nature of efforts and steps necessary to complete these projects, see “Item 1. Business — Research and Development.” For a discussion of the risks and uncertainties associated with completing development of our products, see “Item 1A. Risk Factors — Risks Related to Our Business.” For a discussion of the extent and nature of additional resources that we may need to obtain if our current liquidity is not expected to be sufficient to complete these projects, see “— Liquidity and Capital Resources.” For a discussion as to whether a future milestone such as completion of a development phase, date of filing an NDA with a regulatory agency or approval from a regulatory agency can be reliably determined, see “Item 1. Business — Our Hormone Therapy Drugs,” “Item 1. Business — Pipeline for Our Hormone Therapy Drug Candidates” and “Item 1. Business — Pharmaceutical Regulation.” Future milestones, including NDA submission dates, are not easily determinable as such milestones are dependent on various factors related to our clinical trials, including the timing of ongoing patient recruitment efforts to find eligible subjects for the applicable trials.

Professional and consulting costs increased by approximately $1,802,000, or 31%, for the year ended December 31, 2018, to approximately $7,661,000 compared with approximately $5,859,000 for the year December 31, 2017, primarily as a result of increased legal, consulting and recruiting fees.

All other costs increased by approximately $4,051,000, or 52%, to approximately $11,774,000 for the year ended December 31, 2018, compared with approximately $7,723,000 for the year ended December 31, 2017, as a result of increased information technology, travel, allowance for bad debt expense, insurance and other office expenses primarily to support commercialization of our new drugs.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $52,592,000, or 68%, to approximately $130,220,000 for the year ended December 31, 2018, compared with approximately $77,628,000 for the year ended December 31, 2017, primarily as a result of increased personnel costs, sales and marketing expenses to support commercialization of IMVEXXY® and BIJUVA™, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, as well a decrease in revenue, partially offset by a decrease in research and development costs.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY®, BIJUVA™ and ANNOVERA™, although there is no assurance that any commercialization of IMVEXXY® and BIJUVA™ and ANNOVERA™ will be successful.

Other (Expense) Income

Other non-operating income changed by approximately $3,100,000, or 441%, to an expense of approximately $2,397,000 for the year ended December 31, 2018 compared with an income of approximately $703,000 for 2017, primarily as a result of increased interest expense related to our term loan that we obtained in 2018 partially offset by increased interest income in 2018 as compared to 2017.

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $55,692,000, or 72%, to approximately $132,617,000 for the year ended December 31, 2018, compared with approximately $76,925,000 for the year ended December 31, 2017. Net loss per share of common stock, basic and diluted, was ($0.59) for the year ended December 31, 2018, compared with ($0.37) per share of common stock for the year ended December 31, 2017.

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

Cost of Goods Sold

Cost of goods sold decreased by approximately $1,548,000, or 37%, to approximately $2,637,000 for the year ended December 31, 2017, compared with approximately $4,185,000 for the year ended December 31, 2016, primarily related to lower distribution costs. Our gross margin was 84% for the year ended December 31, 2017 as compared to 78% for the year ended December 31, 2016. The increase in gross margin percentage was primarily attributable to the centralization of the distribution channel for both our retail pharmacy distributors and wholesale distributors which, among other things, lowered the cost to package, prepare and deliver our products to customers.

Operating Expenses

Our principal operating costs included the following items as a percentage of total operating expenses.

	Years Ended December 31,
	2017	2016
Human resource related costs	27%	23%
Sales and marketing costs, excluding human resource costs	22%	12%
Product research and development costs	37%	51%
Professional fees and consulting costs	6%	5%
Other operating expenses	8%	9%

Operating expenses decreased by approximately $13,655,000, or 13%, to approximately $91,769,000 for the year ended December 31, 2017, compared with approximately $105,424,000 for the year ended December 31, 2016, because of the following items:

	Years Ended December 31,
	2017	2016	Change
	(000s)
Research and development costs	$33,853	$53,943	$(20,090)
Human resource related costs	24,720	24,599	121
Sales and marketing, excluding human resource costs	19,614	12,753	6,861
Professional and consulting costs	5,859	5,301	558
Other operating expenses	7,723	8,828	(1,105)
Total operating expenses	$91,769	$105,424	$(13,655)

Research and development costs for the year ended December 31, 2017 decreased by approximately $20,090,000, or 37%, to approximately $33,853,000, primarily because of a decrease in costs related to our phase 3 clinical trials of BIJUVA™ and IMVEXXY®, partially offset by scale-up and manufacturing activities for our phase 3 clinical trials of BIJUVA™ and IMVEXXY® and costs related to regulatory submission related to BIJUVA™. Research and development costs in 2017 included approximately a $2,400,000 in NDA submission fees related to BIJUVA™ and a write-off of approximately $1,000,000 of prepaid manufacturing costs. Research and developments costs during the year ended December 31, 2017 included the following research and development projects:

During the year ended December 31, 2017 and since the project’s inception in February 2013, we have incurred approximately $19,381,000 and $115,397,000, respectively, in research and development costs with respect to BIJUVA™.

During the year ended December 31, 2017 and since the project’s inception in April 2013, we have incurred approximately $0 and 2,525,000, respectively, in research and development costs with respect to TX-002HR.

During the year ended December 31, 2017 and since the project’s inception in August 2014, we have incurred approximately $8,043,000 and $40,849,000, respectively, in research and development costs with respect to IMVEXXY®.

For a discussion of the nature of efforts and steps necessary to complete these projects, see “Item 1. Business — Research and Development.” For a discussion of the risks and uncertainties associated with completing development of our products, see “Item 1A. Risk Factors — Risks Related to Our Business.” For a discussion of the extent and nature of additional resources that we may need to obtain if our current liquidity is not expected to be sufficient to complete these projects, see “— Liquidity and Capital Resources.” For a discussion as to whether a future milestone such as completion of a development phase, date of filing an NDA with a regulatory agency or approval from a regulatory agency can be reliably determined, see “Item 1. Business — Our Hormone Therapy Drug,” “Item 1. Business — Pipeline for Our Hormone Therapy Drug Candidates” and “Item 1. Business — Pharmaceutical Regulation.” Future milestones, including NDA submission dates, are not easily determinable as such milestones are dependent on various factors related to our clinical trials, including the timing of ongoing patient recruitment efforts to find eligible subjects for the applicable trials.

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

Sales and marketing costs increased by approximately $6,861,000, or 54%, to approximately $19,614,000 for the year ended December 31, 2017, compared with approximately $12,753,000 for the year ended December 31, 2016, primarily as a result of increased expenses in the first half of 2017 associated with sales and marketing efforts to support commercialization of our hormone therapy drug candidates, which were curtailed in the third quarter of 2017 due to the status of the NDA for IMVEXXY®, higher costs related to outsourced sales personnel and their related expenses which started in the fourth quarter of 2016, together with an increase in employee incentives.

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

As a result of the continued development of our hormone therapy drug candidates, we anticipate that we will continue to have operating losses for the near future until our hormone therapy drugs are brought to market, although there is no assurance that our hormone therapy drugs will be successful.

Other Income

Other non-operating income increased by approximately $325,000, or 86%, to approximately $703,000 for the year ended December 31, 2017 compared with approximately $378,000 for the comparable period in 2016, primarily because of increased interest income.

Net Loss

Because of the net effects of the foregoing, net loss decreased approximately $12,950,000, or 14%, to approximately $76,925,000 for the year ended December 31, 2017, compared with approximately $89,875,000 for the year ended December 31, 2016. Net loss per share of common stock, basic and diluted, was ($0.37) for the year ended December 31, 2017, compared with ($0.46) per share of common stock for the year ended December 31, 2016.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities. For the three-year period ending December 31, 2018, we received approximately $293,344,000 in net proceeds from the issuance of shares of our common stock. As of December 31, 2018, we had a cash balance of approximately $161,613,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

On August 1, 2018, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, as representative of the underwriters, relating to an underwritten public offering of 12,745,098 shares of our common stock at a price to the public of $5.10 per share. We granted the underwriters an option, exercisable for a period of 30 days, to purchase up to 1,911,764 additional shares of common stock. On August 2, 2018, the underwriters exercised the option in full. The net proceeds from the offering, including the exercise of the option to purchase additional shares, were approximately $69,908,000, after deducting the underwriting discount and offering expenses payable by us. The offering closed on August 6, 2018 and we issued 14,656,862 shares of our common stock. In connection with the Knight License Agreement, Knight entered into a subscription agreement with us, pursuant to which Knight purchased 3,921,568 shares of our common stock concurrently with the closing of the underwritten public offering of common stock at a price of $5.10, for proceeds of $20,000,000.

On May 1, 2018, we entered into a Credit Agreement, by and among us and our subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as an agent and as lender, and the additional lenders party thereto from time to time, which provides a secured term loan facility in an aggregate principal amount of up to $200,000,000, or the Term Loan. Under the terms of the Credit Agreement, the Term Loan will be made in three separate tranches, each, a Tranche, with each Tranche to be made available to us, at our option, upon our achievement of certain milestones. The first Tranche of $75,000,000, or Tranche 1, was drawn by us on June 7, 2018, following approval by FDA of the NDA for IMVEXXY®. We intend to use the proceeds from the first draw down to support the commercial launch of IMVEXXY®. The second Tranche of $75,000,000, or Tranche 2, may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) that Tranche 1 has been drawn, (ii) the approval by the FDA of the NDA for BIJUVA™ and (iii) we have consummated our first commercial sale in the United States of BIJUVA™. The third Tranche of $50,000,000, or Tranche 3, may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) Tranche 2 has been drawn and (ii) we have generated at least $75,000,000 of consolidated net revenue attributable to commercial sales of IMVEXXY® and BIJUVA™ during the twelve-month period ending immediately before the funding of Tranche 3.

Our net days sales outstanding, or net DSO, is calculated by dividing gross accounts receivable less the reserve for doubtful accounts, chargebacks and payment discounts divided by the average daily net revenues during the fourth quarter of 2018. We also disclose gross DSO, which includes the calculation of gross accounts receivable divided by the average daily gross revenues to distributors during the fourth quarter of 2018. For the quarter ended December 31, 2018, our gross DSO was 77 days compared to 68 days for the quarter ended December 31, 2017 and our net DSO was 200 days for the quarter ended December 31, 2018 compared to 97 days for the quarter ended December 31, 2017. The increase in our gross DSO as of December 31, 2018 was primarily related to extended terms given to our customers in connection with the launch of IMVEXXY®. Our net DSO was affected by extended terms and increased coupons and discounts given to our customers in connection with the launch of IMVEXXY®. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the launch of IMVEXXY®, BIJUVA™ and ANNOVERA™ and changes in the healthcare industry.

We believe that our existing cash and availability under the Term Loan will allow us to fund our operating plan through at least the next 12 months from the date of this Annual Report. However, if the commercialization of IMVEXXY®, BIJUVA™ or ANNOVERA™ is delayed, our existing cash and availability under the Term Loan, if we are able to access such funds, may be insufficient to satisfy our liquidity requirements until we are able to commercialize IMVEXXY®, BIJUVA™ and ANNOVERA™ and we may not be able to access funds under the Term Loan. If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing and other commercialization and pre-commercialization efforts and we may seek to sell additional equity or debt securities. Our ability to sell debt securities or obtain additional debt financing is restricted pursuant to the Credit Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, to the extent permitted under the Credit Agreement, the ownership interests of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, certain of which are restricted under the Credit Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products, if permitted under the Credit Agreement. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the launch and commercialization of our hormone therapy and contraceptive drugs. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Year Ended December 31,
	2018	2017	2016
Net cash flows used in operating activities	$(106,811,781)	$(76,155,614)	$(69,142,333)
Net cash flows used in investing activities	$(21,497,857)	$(827,108)	$(1,255,456)
Net cash flows provided by financing activities	$162,787,087	$72,584,249	$137,225,535

Operating Activities

The principal use of cash in operating activities for the year ended December 31, 2018 was to fund our current expenses primarily related to supporting commercialization activities for IMVEXXY®, BIJUVA™ and ANNOVERA™, sales, marketing, scale-up and manufacturing activities and clinical development, adjusted for non-cash items. The increase of approximately $30,656,000 in cash used in operating activities for the year ended December 31, 2018 in comparison to the year ended December 31, 2017 was due primarily to an increase in our net loss and non-cash compensation expense coupled with changes in the components of working capital.

The principal use of cash in operating activities for the year ended December 31, 2017 was to fund our current expenses primarily related to supporting clinical development, scale-up and manufacturing activities and commercial activities, adjusted for non-cash items. The increase of approximately $7,013,000 in cash used in operating activities for the year ended December 31, 2017 in comparison to the year ended December 31, 2016 was primarily due to changes in the components of working capital and lower non-cash compensation expense, as well as a decrease in net loss.

Investing Activities

During the year ended December 31, 2018, we paid $20,000,000 to the Population Council, upon FDA approval of ANNOVERA™, based on the Population Council License Agreement. In addition, an increase in spending on patents and trademarks resulted in an increase in cash used in investing activities for the year ended December 31, 2018 compared with the same period in 2017.

The decrease of approximately $428,000 in cash used in investing activities for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily due to a decrease in patent costs and costs relating to the purchase of fixed assets.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the year ended December 31, 2018 provided net cash of approximately $162,787,000. The cash provided by financing activities during the year ended December 31, 2018 included approximately $89,908,000 in proceeds from the sale of our common stock, approximately $1,666,000 in proceeds from the exercise of options as well as funding from our Term Loan of approximately $75,000,000 offset by payment of financing fees of approximately $3,787,000.

On August 1, 2018, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, as representative of the underwriters, relating to an underwritten public offering of 14,656,862 shares of our common stock at a price to the public of $5.10 per share. The net proceeds from the offering, including the exercise of the option to purchase additional shares, were approximately $69,908,000, after deducting the underwriting discount and offering expenses payable by us. The offering closed on August 6, 2018 and we issued 14,656,862 shares of our common stock. In connection with the Knight License Agreement, Knight entered into a subscription agreement with us, pursuant to which Knight purchased 3,921,568 shares of our common stock concurrently with the closing of the underwritten public offering of common stock at a price of $5.10, for proceeds of $20,000,000.

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

Revenue Recognition. We recognize revenue on arrangements in accordance with ASC 606, Revenue Recognition. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

Our products consist primarily of prescription vitamins and IMVEXXY®, which we began selling during the third quarter of 2018. We sell our name brand and generic prescription products primarily through wholesale distributors, and retail pharmacy distributors. We have one performance obligation related to prescription products sold through wholesale distributors, which is to transfer promised goods to a customer, and two performance obligations related to products sold through retail pharmacy distributors, which are to: (1) transfer promised goods and (2) provide customer service for an immaterial fee. We treat shipping as a fulfillment activity rather than as a separate obligation. We recognize prescription revenue only when we satisfy performance obligations by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer receives the goods or service or obtains control. Control refers to the customer’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. All of our performance obligations, and associated revenue, are transferred to customers at a point in time. Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. We disclose receivables from contracts with customers separately in the statement of financial position. Payment for goods or services sold by us is typically due between 30 and 60 days after an invoice is sent to the customer.

The transaction price of a contract is the amount of consideration which we expect to be entitled to in exchange for transferring promised goods or services to a customer. Prescription products are sold at fixed wholesale acquisition cost determined based on our list price. However, the total transaction price is variable as it is calculated net of estimated product returns, chargebacks, rebates, coupons, discounts and wholesaler fees. These estimates are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). To determine the transaction price, we estimate the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract or each variable consideration. The estimated amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our historical experience and other evidence that supports our qualitative assessment of whether revenue would be subject to a significant reversal. We consider all the facts and circumstances associated with both the risk of a revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such changes in estimates become known.

Research and Development Expenses. Research and development, or R&D, expenses include internal R&D activities, services of external CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and legal fees and costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. Legal activities that were classified as R&D expenses include professional research and advice regarding R&D, patents and regulatory matters. These consulting and legal expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions to expense in the period in which the facts that give rise to the revision become known.

Share-Based Compensation. We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements may include options, restricted stock, restricted stock units, performance-based awards, and share appreciation rights. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Before January 1, 2017, the expected volatility of share options was estimated based on a historical volatility analysis of peer entities whose stock prices were publicly available that were similar to our company with respect to industry, stage of life cycle, market capitalization, and financial leverage. On January 1, 2017, we began using our own stock price in our volatility calculation along with two other peer entities whose stock prices were publicly available that were similar to our company. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected term of the awards. The average expected life of warrants is based on the contractual terms of the awards. The average expected life of options is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 505, Equity - Based Payments to Non-Employees, or ASC 505. ASC 505 defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The estimated expense is recognized each period based on the current fair value of the award. As a result, the amount of expense related to awards to non-employees can fluctuate significantly during the period from the date of the grant through the final measurement date. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505. We recognize the compensation expense for all share-based compensation granted based on the grant date fair value estimated in accordance with ASC 718. We generally recognize the compensation expense on a straight-line basis over the employee’s requisite service period. We adopted ASU 2016-09, effective January 1, 2017, electing to account for forfeitures when they occur. Before that, we estimated the forfeiture rate based on our historical experience of forfeitures.

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

In accordance with ASC 740, Income Taxes, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. We measure recognized uncertain income tax positions using the largest amount that has a likelihood of being realized that is greater than 50%. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2018 and 2017, we had no tax positions relating to open tax returns that were considered to be uncertain. Our tax returns are subject to review by the Internal Revenue Service three years after they are filed.  Our U.S. federal and state tax returns since 2011, which was the first year we generated net operating losses, remain open to examination.

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

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. federal tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, effective January 1, 2018. As the result of our initial analysis of the impact of the Tax Act, we recorded a provisional amount of net tax expense of $46.7 million in 2017 related to the remeasurement of our deferred tax balances and other effects. We completed our accounting for the income tax effects of the Tax Act in 2018, and no material adjustments were required to the provisional amounts initially recorded.

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

New Accounting Pronouncements . In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification, or ASC, 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2018, the FASB issued ASU 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with a practical expedient. We plan to adopt ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. While we are still finalizing the quantitative and qualitative impact of adopting this new standard and the subsequent amendments, the most significant impact is expected to be the recognition of a right of use asset and lease liability on our statement of financial position related to the operating leases for our new and existing office space. We elected the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information will not be adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we will not assess 1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We will not separate lease components from non-lease components for our specified asset classes. Based on our preliminary calculations, we currently expect to recognize right-of-use asset and corresponding lease liability between $4 million to $5 million on our Consolidated Balance Sheet based on the present value of future minimum lease payments under operating leases in effect on January 1, 2019. Additionally, the adoption of the new standard will result in increased disclosure requirements in our quarterly and annual filings.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We adopted this standard under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements however we expanded our disclosures related to contracts with customers.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, and are not expected to, have a material effect on our results of operations or financial position.

Off-Balance Sheet Arrangements

As of December 31, 2018, 2017, and 2016, we had no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our drugs or drug candidates, use of such drugs or drug candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2018, 2017, and 2016.

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

Effects of Inflation

For each of the fiscal years ended December 31, 2018, 2017, and 2016, our business and operations have not been materially affected by inflation.

Contractual Obligations

A summary of contractual obligations as of December 31, 2018 is as follows:

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating lease obligations(1)	$9,609,015	$1,142,404	$4,820,336	$3,646,275
Debt payments(2)	75,000,000	—	41,666,667	33,333,333
Interest payment(3)	21,699,957	7,760,888	11,764,925	2,174,144
Purchase commitments(4)	2,565,538	286,901	1,112,578	1,166,059
Total	$108,874,510	$9,190,193	$59,364,506	$40,319,811

(1)	Operating lease obligations represent our current lease and the full premises relating to our new lease that we signed in the fourth quarter of 2018.
(2)	Principal on each tranche of our debt is payable in 36 equal monthly installments beginning May 1, 2020 until paid in full on May 1, 2023. However, if we generate at least $95,000,000 of consolidated net revenue attributable to commercial sales of BIJUVATM and IMVEXXY® by December 31, 2019, we may extend the interest-only period by an additional 12 months to May 1, 2021.
(3)	Interest calculation is based on interest rates in place on December 31, 2018.
(4)	Includes Catalent purchase commitments described below. The amounts presented here represent our estimates of the minimum required payments under the agreement with Catalent.

Intellectual Property Licenses

We have license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of revenue as described in Note 6, Intangible Assets, to these consolidated financial statements.

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

We had a cash balance of approximately $161,613,000 as of December 31, 2018 . We hold certain portions of our cash balances in overnight money market placements all of which are fully available to us to support our cash flow requirements. The primary objective of our investment policy is to preserve principal and maintain proper liquidity to meet operating needs . Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment . Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates . To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates . Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are also subject to market risk in connection with borrowings under our Term Loan. Amounts borrowed under our Term Loan bear interest at a rate equal to the sum of (i) one-month LIBOR (subject to a LIBOR floor of 1.50%) plus (ii) 7.75% per annum. At December 31, 2018, the outstanding principal balance on our Term Loan, net of issuance costs, was approximately $73,381,000. Considering the total outstanding balance of approximately $75,000,000, as of December 31, 2018, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $750,000 per year.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate because of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2018, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TherapeuticsMD, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of TherapeuticsMD, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.

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

February 27, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statements to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statements Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization(3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC(4)
3.1	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(5)
3.2	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(5)
3.3	n/a	Composite Amended and Restated Articles of Incorporation of the Company, as amended(6)
3.4	n/a	Bylaws of AMHN, Inc.(7)
3.5	December 17, 2015	First Amendment to Bylaws of the Company(8)
4.1	n/a	Form of Certificate of Common Stock(9)
10.1	n/a	Form of Common Stock Purchase Warrant (10)
10.2*	n/a	Form of Non-Qualified Stock Option Agreement (10)
10.3*	n/a	Amended and Restated 2012 Stock Incentive Plan(11)
10.4*	n/a	2009 Long Term Incentive Compensation Plan, as amended(12)
10.5	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc.(13)
10.6	February 24, 2012	Form of Common Stock Purchase Warrant(14)
10.7	April 17, 2012	Master Services Agreement between the Company and Sancilio and Company, Inc.(15)
10.8	May 17, 2012	Consulting Agreement between the Company and Sancilio and Company, Inc.(16)
10.9**	May 1, 2018	Credit and Security Agreement, by and among TherapeuticsMD, Inc., as borrower, its subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as agent and as lender, and the additional lenders party thereto from time to time(17)
10.10*	November 8, 2012	Form of Employment Agreement(18)
10.11	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC(19)
10.12	May 7, 2013	Consulting Agreement between the Company and Sancilio and Company, Inc. (20)
10.13*	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio(21)
10.14	May 16, 2013	Lease between the Company and 6800 Broken Sound LLC(21)
10.15	February 18, 2015	First Amendment to Lease between the Company and 6800 Broken Sound, LLC(22)
10.16	April 26, 2016	Second Amendment to Lease between the Company and 6800 Broken Sound, LLC(23)
10.17	October 4, 2016	Third Amendment to Lease between the Company and 6800 Broken Sound, LLC(24)
10.18	May 9, 2018	Fourth Amendment to Lease between the Company and 6800 Broken Sound, LLC(17)
10.19**	April 20, 2016	Softgel Commercial Supply Agreement, by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC(17)
10.20***†	June 24, 2016	Softgel Commercial Supply Agreement, by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC
10.21**	July 30, 2018	Population Council License Agreement, by and between TherapeuticsMD, Inc. and The Population Council, Inc.(25)
10.22	July 30, 2018	Amendment No. 1 to the Credit and Security Agreement, by and among TherapeuticsMD, Inc., as borrower, its subsidiaries party thereto from time to time, each as a borrower, MidCap Financial Trust, as agent and as lender, and the additional lenders party thereto from time to time(25)

10.23*	December 17, 2015	Employment Agreement between the Company and Brian Bernick(8)
10.24*	December 17, 2015	Employment Agreement between the Company and Michael Donegan(8)
10.25*	December 17, 2015	Employment Agreement between the Company and Mitchel Krassan(8)
21.1†	February 27, 2019	Subsidiaries of the Company
23.1†	February 27, 2019	Consent of Grant Thornton, LLP
31.1†	February 27, 2019	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2†	February 27, 2019	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1†	February 27, 2019	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	February 27, 2019	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	n/a	XBRL Instance Document
101.SCH†	n/a	XBRL Taxonomy Extension Schema Document
101.CAL†	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB†	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE†	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document
*	Indicates a contract with management or compensatory plan or arrangement.
**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission.
***	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to this omitted information.
†	Filed herewith.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(5)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(6)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2015 filed with the Commission on August 7, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(9)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(11)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(12)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).
(13)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(14)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(15)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2012 filed with the Commission on August 9, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(16)	Filed as an exhibit to Form 10-K for the year ended December 31, 2015, filed with the Commission on February 26, 2016 and incorporated herein by reference (SEC File No. 001-00100).
(17)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2018 filed with the Commission on July 30, 2018 and incorporated herein by reference (SEC File No. 001-00100).

(18)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(19)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).
(20)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(21)	Filed as an exhibit to Form 10-Q for quarter ended June 30, 2013 filed with the Commission on August 7, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(22)	Filed as an exhibit to Form 10-K for the year ended December 31, 2014 filed with the Commission on March 12, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(23)	Filed as an exhibit to Form 10-Q for quarter ended March 31, 2016 filed with the Commission on May 5, 2016 and incorporated herein by reference (SEC File No. 001-00100).
(24)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2016 filed with the Commission on November 5, 2016 and incorporated herein by reference (SEC File No. 001-00100).
(25)	Filed as an exhibit to Form 10-Q for quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2019	THERAPEUTICSMD, INC.

/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Robert G. Finizio	Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2019
Robert G. Finizio

/s/ John C.K. Milligan, IV	President, Secretary, Director	February 27, 2019
John C.K. Milligan, IV

/s/ Daniel A. Cartwright	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	February 27, 2019
Daniel A. Cartwright

/s/ Tommy G. Thompson	Chairman	February 27, 2019
Tommy G. Thompson

/s/ Brian Bernick	Director	February 27, 2019
Brian Bernick

/s/ Jane F. Barlow	Director	February 27, 2019
Jane F. Barlow

/s/ J. Martin Carroll	Director	February 27, 2019
J. Martin Carroll

/s/ Cooper C. Collins	Director	February 27, 2019
Cooper C. Collins

/s/ Robert V. LaPenta, Jr.	Director	February 27, 2019
Robert V. LaPenta, Jr

/s/ Jules Musing	Director	February 27, 2019
Jules Musing

/s/ Angus C. Russell	Director	February 27, 2019
Angus C. Russell

/s/ Nicholas Segal	Director	February 27, 2019
Nicholas Segal

78

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TherapeuticsMD, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of TherapeuticsMD, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.

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

Fort Lauderdale, Florida

February 27, 2019

F- 2

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash	$161,613,077	$127,135,628
Accounts receivable, net of allowance for doubtful accounts of $596,602 and $380,580, respectively	11,063,821	4,328,802
Inventory	3,267,670	1,485,358
Other current assets	10,834,693	6,604,284
Total current assets	186,779,261	139,554,072

Fixed assets, net	472,683	437,055

Other Assets:
License rights	20,000,000	—
Intangible assets, net	4,092,679	3,099,747
Other assets	324,855	—
Security deposit	314,446	139,036
Total other assets	24,731,980	3,238,783
Total assets	$211,983,924	$143,229,910
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,743,841	$4,097,600
Accrued expenses and other current liabilities	18,334,948	9,223,595
Total current liabilities	41,078,789	13,321,195

Long-Term Liabilities:
Long-term debt	73,381,014	—
Total liabilities	114,459,803	13,321,195

Commitments and Contingencies - See Note 13

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized: 240,462,439 and 216,429,642 issued and outstanding, respectively	240,463	216,430
Additional paid-in capital	616,559,938	516,351,405
Accumulated deficit	(519,276,280)	(386,659,120)
Total stockholders’ equity	97,524,121	129,908,715
Total liabilities and stockholders’ equity	$211,983,924	$143,229,910

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 3

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Revenues, net	$16,099,460	$16,777,713	$19,356,450

Cost of goods sold	2,737,652	2,636,943	4,185,708

Gross profit	13,361,808	14,140,770	15,170,742

Operating expenses:
Sales, general, and administrative	115,988,954	57,703,370	51,348,414
Research and development	27,299,138	33,852,993	53,943,477
Depreciation and amortization	293,886	213,117	132,451
Total operating expenses	143,581,978	91,769,480	105,424,342

Operating loss	(130,220,170)	(77,628,710)	(90,253,600)

Other (expense) income
Miscellaneous income	2,280,844	695,631	367,317
Interest expense	(4,677,834)	—	—
Accreted interest	—	7,699	10,824
Total other (expense) income	(2,396,990)	703,330	378,141

Loss before income taxes	(132,617,160)	(76,925,380)	(89,875,459)

Provision for income taxes	—	—	—

Net loss	$(132,617,160)	$(76,925,380)	$(89,875,459)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.59)	$(0.37)	$(0.46)

Weighted average number of common shares outstanding, basic and diluted	225,026,300	205,523,288	196,088,196

The accompanying footnotes are an integral part of these consolidated financial statements.

F- 4

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	177,928,041	$177,928	$282,712,078	$(219,826,860)	$63,063,146
Shares issued in offerings, net of cost	17,424,242	17,424	134,846,051	—	134,863,475
Shares issued for exercise of options, net	722,744	723	1,372,277	—	1,373,000
Shares issued for exercise of warrants, net	613,195	613	988,447	—	989,060
Share-based compensation	—	—	17,076,199	—	17,076,199
Net loss	—	—	—	(89,875,459)	(89,875,459)
Balance, December 31, 2016	196,688,222	196,688	436,995,052	(309,702,319)	127,489,421
Shares issued in offerings, net of cost	12,400,000	12,400	68,560,235	—	68,572,635
Shares issued for exercise of warrants, net	7,238,874	7,239	3,791,760	—	3,798,999
Shares issued for exercise of options, net	102,546	103	212,512	—	212,615
Share-based compensation	—	—	6,760,425	—	6,760,425
Adoption of ASU 2016-09	—	—	31,421	(31,421)	—
Net loss	—	—	—	(76,925,380)	(76,925,380)
Balance, December 31, 2017	216,429,642	216,430	516,351,405	(386,659,120)	129,908,715
Shares issued in offerings, net of cost	18,578,430	18,578	89,889,219		89,907,797
Shares issued for exercise of options, net	5,454,367	5,455	1,660,753		1,666,208
Share-based compensation			8,658,561		8,658,561
Net loss	—	—	—	(132,617,160)	(132,617,160)

Balance, December 31, 2018	240,462,439	$240,463	$616,559,938	$(519,276,280)	$97,524,121

  The accompanying footnotes are an integral part of these consolidated financial statements.

F- 5

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(132,617,160)	$(76,925,380)	$(89,875,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	181,412	141,601	77,906
Amortization of intangible assets	112,474	71,516	54,545
Provision for doubtful accounts	216,022	4,206	2,524,909
Share-based compensation	8,661,967	6,889,323	17,411,021
Amortization of deferred financing costs	269,859	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,951,041)	167,691	(3,975,893)
Inventory	(1,782,312)	(409,037)	(386,168)
Other current assets	(2,332,335)	(4,434,130)	709,907
Other assets	(324,855)	—	—
Accounts payable	18,646,241	(3,260,914)	4,232,340
Accrued expenses and other current liabilities	9,107,947	1,599,510	84,559
Net cash used in operating activities	(106,811,781)	(76,155,614)	(69,142,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for intellectual property license	(20,000,000)	—	—
Patent costs	(1,105,407)	(765,291)	(845,266)
Purchase of fixed assets	(217,040)	(61,817)	(396,154)
Payment of security deposit	(175,410)	—	(14,036)
Net cash used in investing activities	(21,497,857)	(827,108)	(1,255,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of costs	89,907,797	68,572,635	134,863,475
Proceeds from term loan	75,000,000	—	—
Payment of deferred financing fees	(3,786,918)	—	—
Proceeds from exercise of options	1,666,208	212,615	989,060
Proceeds from exercise of warrants	—	3,798,999	1,373,000
Net cash provided by financing activities	162,787,087	72,584,249	137,225,535

Increase (decrease) in cash	34,477,449	(4,398,473)	66,827,746
Cash, beginning of period	127,135,628	131,534,101	64,706,355
Cash, end of period	$161,613,077	$127,135,628	$131,534,101

Supplemental disclosure of cash flow information
Interest paid	$1,890,166	$—	$—

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

Nature of Business

We are a women’s healthcare company focused on creating and commercializing innovative products to support the lifespan of women and championing awareness of women’s healthcare issues, specifically, for pregnancy prevention, pregnancy, childbirth, nursing, pre-menopause, and menopause. At TherapeuticsMD, we combine entrepreneurial spirit, clinical expertise, and business leadership to develop and commercialize health solutions that enable new standards of care for women. Our solutions range from advanced hormone therapy pharmaceutical products to patient-controlled, long-acting contraceptive. We also manufacture and distribute branded and generic prescription prenatal vitamins under the vitaMedMD® and BocaGreenMD® brands.

With our SYMBODA™ technology, we are developing and commercializing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. Our track record of commercialization allows us to efficiently leverage and grow our marketing and sales organization to commercialize our recently approved products.

During 2018, U.S. Food and Drug Administration, or FDA, approval of our drugs has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our drugs.  In July 2018, we launched our recently FDA approved product, IMVEXXY® (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. We are also focused on commercialization activities necessary for launch of BIJUVA™ and ANNOVERA™. BIJUVA™ is our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA on October 28, 2018. ANNOVERA™ (segesterone acetate/ethinyl estradiol vaginal system), is the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent unintended pregnancy for up to a full year, which was approved by the FDA on August 10, 2018. On July 30, 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY® and BIJUVA™ in Canada and Israel. In addition, on July 30, 2018, we entered into an exclusive license agreement, or the Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA™ in the U.S.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and our wholly owned subsidiaries, VitaMed, BocaGreen and VitaCare. All intercompany balances and transactions have been eliminated in consolidation.

Cash

We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation, or the FDIC, insured limits of $250,000 per bank. We have never experienced any losses related to these funds.

F- 7

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and credit card charge-backs and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We consider trade accounts receivable past due for more than 90 days to be delinquent. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts, adjustments to these reserves may be required. At December 31, 2018, three different customers represented 42%, 24% and 13% of our gross accounts receivable. At December 31, 2017, four different customers represented 27%, 23%, 22% and 11% of our gross accounts receivable.

Inventories

Inventories represent hormone therapy drugs, packaged vitamins, nutritional products and supplements and raw materials, which are valued at the lower of cost or net realizable value using the average-cost method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Obsolescence may occur due to product expiring or product improvements rendering previous versions obsolete.

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

Intangible Assets

We have adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other, or ASC 350. Capitalized patent costs, net of accumulated amortization, include outside legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write-off any capitalized patent costs at that time. As of December 31, 2018, we had 21 issued domestic, or U.S., patents and 24 issued foreign patents (See Note 6). We capitalize external costs, consisting primarily of legal costs, related to securing our trademarks. Trademarks are perpetual and are not amortized. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable.

F- 8

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. In our assessments, we also consider changes in asset utilization, including, if applicable, the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying values. We determine the fair value of the assets using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include market size and growth, market share, projected selling prices, manufacturing cost, and discount rate. We base estimates upon historical experience, our commercial relationships, market conditions, and available external information about future trends. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods. There was no impairment of long-lived assets to be held and used during the years ended December 31, 2018, 2017, and 2016.

We perform impairment tests for intangible assets with indefinite useful lives annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value. The impairment test for assets with indefinite lives consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. There was no impairment of indefinite lived intangible assets during the years ended December 31, 2018, 2017, and 2016.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and long term debt. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy.

F- 9

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

At December 31, 2018 and 2017, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with any required impairment test. There was no impairment of intangible assets during the years ended December 31, 2018, 2017, and 2016.

The carrying amount for the long term debt as of December 31, 2018 (as discussed in Note 8) approximates fair value based on market activity for other debt instruments with similar characteristics and comparable risk (Level 2).

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

We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2018 and 2017, we had no tax positions relating to open tax returns that were considered to be uncertain.

Our U.S. federal and state tax returns since 2011, which was the first year we generated net operating losses, remain open to examination.

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. Prior to January 1, 2017, the expected volatility of share options was estimated based on a historical volatility analysis of peer entities whose stock prices were publicly available that were similar to the Company with respect to industry, stage of life cycle, market capitalization, and financial leverage. On January 1, 2017, we began using our own stock price in our volatility calculation along with the other peer entities whose stock prices were publicly available that were similar to our company. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected term of the awards. The average expected life is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions: estimates of expected life of the share-based award, stock price volatility and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

F- 10

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

We recognize the compensation expense for all share-based compensation granted to employees based on the grant date fair value estimated in accordance with ASC 718. We generally recognize the compensation expense on a straight-line basis over the employee’s requisite service period. We estimate the forfeiture rate based on our historical experience of forfeitures. If our actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what we have recorded in the current period.

Revenue Recognition

We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 states that a contract is considered “completed” if all (or substantially all) of the revenue was recognized in accordance with revenue guidance that was in effect before the date of initial application. Because all (or substantially all) of the revenue related to sales of our products has been recognized under ASC 605 prior to the date of initial application of the new standard, the contracts are considered completed under ASC 606. Based on our evaluation of ASC 606, we concluded that a cumulative adjustment was not necessary upon implementation of ASC 606 on January 1, 2018.

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

Prescription Products

Our products consist primarily of prescription vitamins and our recently approved product IMVEXXY®, which we began selling during the third quarter of 2018. We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacy distributors. We have one performance obligation related to prescription products sold through wholesale distributors, which is to transfer promised goods to a customer and two performance obligations related to products sold through retail pharmacy distributors, which are to: (1) transfer promised goods and (2) provide customer service for an immaterial fee. We treat shipping as a fulfillment activity rather than as a separate obligation. We recognize prescription revenue only when we satisfy performance obligations by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer receives the goods or service or obtains control. Control refers to the customer’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. All of our performance obligations, and associated revenue, are transferred to customers at a point in time. Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. We disclose receivables from contracts with customers separately in the statement of financial position. Payment for goods or services sold by us is typically due between 30 and 60 days after an invoice is sent to the customer.

F- 11

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

We accept returns of unsalable prescription products sold through wholesale distributors within a return period of six months prior to and up to 12 months following product expiration. Our prescription products currently have a shelf life of 24 months from the date of manufacture. We do not allow product returns for prescription products that have been dispensed to a patient. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. Where historical rates of return exist, we use history as a basis to establish a returns reserve for products shipped to wholesalers. For our newly launched products, for which the right of return exists but for which we currently do not have history of product returns, we estimate returns based on available industry data, our own sales information and our visibility into the inventory remaining in the distribution channel. At the end of each reporting period, we may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of products currently being shipped, price changes of competitive products and any introductions of generic products. We recognize the amount of expected returns as a refund liability, representing the obligation to return the customer’s consideration. Since our returns primarily consist of expired and short dated products that will not be resold, we do not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of revenue is deferred due to the anticipated return). Return estimates are recorded in the accrued expenses and other current liabilities on the consolidated balance sheet.

We offer various rebate and discount programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. We estimate the allowance for consumer rebates and coupons that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. Estimates relating to these rebates and coupons are deducted from gross product revenues at the time the revenues are recognized. We record distributor fees based on amounts stated in contracts. Rebate and coupon estimates and distributor fees are recorded in accrued expenses and other current liabilities on the consolidated balance sheet. We estimate chargebacks based on number of units sold during the period taking into account prices stated in contracts and our historical experience. Estimates related to distributors fees, rebates, coupons and returns are disclosed in Note 7. We provide invoice discounts to our customers for prompt payment. Estimates relating to invoice discounts and chargebacks are deducted from gross product revenues at the time the revenues are recognized.

As part of the commercial launch for IMVEXXY® during the third quarter of 2018, we introduced a co-pay assistance program where enrolled patients do not pay more than $35 for up to 12 IMVEXXY® prescription fills. This allows patients to access the product at a reasonable cost regardless of insurance coverage.  We reimburse pharmacies for this discount through third-party vendors.  We consider these payments as consideration paid to the customer and reflect such payments as a reduction of the transaction price as we do not receive a distinct good or service related to these payments. The variable consideration is estimated based on contract prices, the estimated percentage of patients that will utilize the copay assistance, the average assistance paid, the estimated levels of inventory in the distribution channel and the current level of prescriptions covered by patients’ insurance. Payers may change coverage levels for IMVEXXY® positively or negatively, at any time up to the time that we have formally contracted coverage with the payer. As such, the net transaction price of IMVEXXY® is susceptible to such changes in coverage levels, which are outside the influence of the Company. As a result, we constrain revenue recognized for IMVEXXY® to an amount that will not result in a significant revenue reversal in future periods. Our ability to estimate the net transaction price for IMVEXXY® is constrained by our estimates of the amount to be paid for the co-pay assistance program for IMVEXXY® which is directly related to the level of prescriptions paid for by insurance.  As such, we record an accrual to reduce gross sales for the estimated co-pay and other patient assistance based on currently available third-party data and our internal analyses. We re-evaluate any constraint each reporting period.

F- 12

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by product mix for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Prescription vitamins	$15,041,259	$16,744,831	$18,854,984
IMVEXXY®	1,058,201	—	—
OTC products	—	32,882	501,466
Net revenue	$16,099,460	$16,777,713	$19,356,450

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

F- 13

Advertising Costs

We expense advertising costs when incurred. Advertising costs were $1,682,746, $448,288, and $752,611 during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Earnings Per Share

We calculate earnings per share, or EPS, in accordance with ASC 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts: basic and diluted. We compute basic EPS based on the weighted-average number of shares of common stock, par value $0.001 per share, or Common Stock, outstanding during the period. We compute diluted EPS based on the weighted-average number of shares of our Common Stock outstanding plus all potentially dilutive shares of our Common Stock outstanding during the period. Such potentially dilutive shares of our Common Stock consist of options, warrants and restricted stock awards and were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive due to the net loss reported by us. The table below presents potentially dilutive securities that could affect our calculation of diluted net loss per share allocable to common stockholders for the periods presented.

	As of December 31,
	2018	2017	2016
Stock options	20,872,824	23,365,225	21,767,854
Warrants	3,007,571	3,115,905	12,060,071
Restricted stock awards	1,040,000	—	—
	24,920,395	26,481,130	33,827,925

Concentration of Credit Risk and other Risks and Uncertainties

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash is on deposit with financial institutions in the United States and these deposits generally exceed the amount of insurance provided by the FDIC. We have not experienced any historical losses on its deposits of cash.

Concentration of credit risk with respect to our trade accounts receivable from our customers is primarily limited to drug wholesalers and retail pharmacy distributors. Credit is extended to our customers based on an evaluation of a customer’s financial condition, and collateral is not required.

F- 14

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update, or ASU, 2018-13 which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

In June 2018, the FASB issued ASU 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with a practical expedient. We plan to adopt ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. While we are still finalizing the quantitative and qualitative impact of adopting this new standard and the subsequent amendments, the most significant impact is expected to be the recognition of a right of use asset and lease liability on our statement of financial position related to the operating leases for our new and existing office space. We elected the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information will not be adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we will not assess 1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We will not separate lease components from non-lease components for our specified asset classes. Based on our preliminary calculations, we currently expect to recognize right-of-use asset and corresponding lease liability between $4 million to $5 million on our Consolidated Balance Sheet based on the present value of future minimum lease payments under operating leases in effect on January 1, 2019.  Additionally, the adoption of the new standard will result in increased disclosure requirements in our quarterly and annual filings.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption is permitted after December 15, 2016, and the standard is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU 2016-10), narrow-scope improvements and practical expedients (ASU 2016-12) and technical corrections and improvements to topic 606 (ASU 2016-20) in its new revenue standard. We adopted this standard under the modified retrospective method to all contracts not completed as of January 1, 2018 and the adoption did not have a material effect on our financial statements but we expanded our disclosures related to contracts with customers.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, and are not expected to, have a material effect on our results of operations or financial position.

F- 15

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,
	2018	2017
Finished products	$2,908,958	$1,485,358
Work in process	339,312	—
Raw materials	19,400	—
TOTAL INVENTORY	$3,267,670	$1,485,358

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2018	2017
Prepaid sales and marketing costs	$5,148,789	$5,335,936
Debt financing fees (Note 8)	1,898,074	—
Prepaid insurance	790,465	680,243
Other prepaid costs	2,997,365	588,105
TOTAL OTHER CURRENT ASSETS	10,834,693	$6,604,284

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,
	2018	2017
Accounting system	$301,096	$301,096
Equipment	490,576	273,536
Furniture and fixtures	116,542	116,542
Computer hardware	80,211	80,211
Leasehold improvements	37,888	37,888
TOTAL FIXED ASSETS	1,026,313	809,273
Accumulated depreciation	(553,630)	(372,218)
TOTAL FIXED ASSETS, NET	$472,683	$437,055

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $181,412, $141,601, and $77,906, respectively.

F- 16

NOTE 6 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of December 31, 2018 and 2017:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(10,484)	$21,467	10.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	2,234,129	(282,485)	1,951,644	14
Hormone therapy drug candidate patents (pending)	1,855,279	—	1,855,279	n/a
Non-amortizable intangible assets:
Multiple trademarks	264,289	—	264,289	indefinite
TOTAL	$4,477,391	$(384,712)	$4,092,679

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(8,487)	$23,464	11.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	1,293,614	(171,911)	1,121,703	15
Hormone therapy drug candidate patents (pending)	1,721,305	—	1,721,305	n/a
Non-amortizable intangible assets:
Multiple trademarks	233,275	—	233,275	indefinite
TOTAL	$3,371,888	$(272,141)	$3,099,747

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the years ended December 31, 2018 and 2017, there was no impairment recognized related to intangible assets.

F- 17

As of December 31, 2018, we had 21 issued domestic or U.S. patents and 24 issued foreign patents, including:

●

11 domestic patents and five foreign patents that relate to BIJUVA™ as well as 3 domestic patents that relate to non-approved doses of BIJUVA™. These patents establish an important intellectual property foundation for BIJUVA™ and are owned by us. The domestic patents will expire in 2032. The foreign patents will expire no earlier than 2032. In addition, we have pending patent applications relating to BIJUVA™ in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;

●

Three foreign patents that relate to our progesterone-only candidate, which are owned by us. The foreign patent will expire no earlier than 2033. In addition, we have pending patent applications with respect to our progesterone-only candidate in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;

●

Three domestic patents (two utility and one design) and 12 foreign patents (three utility and nine design) that relate to IMVEXXY®. These patents establish an important intellectual property foundation for IMVEXXY® and are owned by us. These domestic patents will expire in 2032 or 2033. The foreign utility patents will expire no earlier than 2033. The foreign design patents provide protection expiring no earlier than 2025. In certain jurisdictions, the foreign design patents provide protection through at least 2037. In addition, we have pending patent applications related to IMVEXXY® in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;

●

One domestic utility patent that relates to our topical-cream candidates, which is owned by us. The domestic patent will expire in 2035. We have pending patent applications with respect to our topical-cream candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;

●

One domestic utility patent and four foreign patents that relate to our transdermal-patch candidates, which are owned by us. The domestic utility patent will expire in 2032. The foreign patents will expire no earlier than 2033. We have pending patent applications with respect to our transdermal-patch candidates in the U.S., Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa;

●	One domestic utility patent that relates to our OPERA® information-technology platform, which is owned by us and will expire in 2029; and

●	One domestic utility patent that relates to TX-009HR, a progesterone and estradiol product candidate, which is owned by us and will expire in 2037. We have pending patent applications with respect to TX-009HR in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea.

Amortization expense was $112,474, $71,516, and $54,545 for the years ended December 31, 2018, 2017, and 2016, respectively. Estimated amortization expense, based on current patent cost being amortized, for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2019	$139,410
2020	$139,410
2021	$139,410
2022	$139,410
2023	$139,410
Thereafter	$1,276,061

License Agreement with the Population Council

On July 30, 2018, we entered into the Council License Agreement to commercialize in the U.S. ANNOVERA™. We currently estimate that ANNOVERA™ will be commercially available as early as the third quarter of 2019 with a planned full commercial launch by the first quarter of 2020.

F- 18

Under the terms of the Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following approval by the FDA of the NDA for ANNOVERA™ and will be required to pay the Population Council $20,000,000 within 30 days following the release of the first commercial batch of ANNOVERA™. The Population Council is also eligible to receive milestone payments and royalties from commercial sales of ANNOVERA™. We will assume responsibility for marketing expenses related to the commercialization of ANNOVERA™. The milestone payment of $20,000,000 upon the FDA’s approval of ANNOVERA™ in the third quarter of 2018 was recorded as a finite-lived intangible asset in the consolidated balance sheet and will be amortized on a straight-line basis once it becomes available for use which is expected to be upon release of first commercial batch of ANNOVERATM. In addition, we are required to pay the Population Council, on a quarterly basis, step-based royalty payments based on annual net sales of ANNOVERA™ in the U.S. by the Company and its affiliates and permitted licensees as follows: (i) if annual net sales are less than or equal to $50,000,000, a royalty of 5% of net sales; (ii) for annual net sales greater than $50,000,000 and less than or equal to $150,000,000, a royalty of 10% of such net sales; and (iii) for net sales greater than $150,000,000, a royalty of 15% of such net sales. The annual royalty rate will be reduced to 50% of the initial rate during the six-month period beginning on the date of the first arms-length commercial sale of a generic equivalent of the one-year vaginal contraceptive system that is launched by a third party in the U.S., and thereafter will be reduced to 20% of the initial rate. The Population Council has agreed to perform and pay the costs and expenses associated with four post-approval studies required by the FDA for ANNOVERA™ and we have agreed to perform and pay the costs and expenses associated with a post approval study required by the FDA to measure risk for venous thromboembolism, provided that if the costs and expenses associated with such post-approval study exceed $20,000,000, half of such excess will be offset against royalties or other payments owed by us to the Population Council under the Council License Agreement. We and the Population Council have agreed to form a joint product committee responsible for overseeing activities under the Council License Agreement. We will be responsible for all aspects of promotion, product positioning, pricing, education programs, publications, sales messages and any additional desired clinical studies for the one-year vaginal contraceptive system, subject to oversight and decisions made by the joint product committee. The Council License Agreement includes exclusive rights for us to negotiate co-development of two other investigational vaginal contraceptive systems in development by the Population Council.

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

License Agreement with Knight Therapeutics Inc.

On July 30, 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY® and BIJUVATM in Canada and Israel. Pursuant to the terms of the Knight License Agreement, Knight will pay us a milestone fee upon first regulatory approval in Canada of each of IMVEXXY® and BIJUVATM, sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY® and BIJUVATM and royalties based on aggregate annual sales of each of IMVEXXY® and BIJUVATM in Canada and Israel. Knight will be responsible for all regulatory and commercial activities in Canada and Israel related to IMVEXXY® and BIJUVATM. We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY® and BIJUVATM in Canada and Israel within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters. In connection with the Knight License Agreement, Knight entered into a subscription agreement with us, pursuant to which Knight purchased 3,921,568 of shares of our Common Stock concurrently with the closing of the underwritten public offering of Common Stock at a price of $5.10, for proceeds of $20,000,000, on August 6, 2018.

F- 19

NOTE 7– ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
Accrued payroll, bonuses and commission costs	$6,854,002	$4,240,379
Allowance for coupons and returns	5,294,120	1,432,846
Accrued sales and marketing costs	2,288,028	420,162
Accrued compensated absences	1,178,110	945,457
Allowance for wholesale distributor fees	792,891	172,973
Accrued legal and accounting expense	385,824	600,350
Accrued research and development	388,675	366,933
Accrued rent	365,155	327,099
Accrued rebates	412,570	76,917
Accrued royalties	—	114,480
Other accrued expenses	375,573	525,999
TOTAL	$18,334,948	$9,223,595

NOTE 8 – DEBT

On May 1, 2018, we entered into a Credit and Security Agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap, as agent, or Agent, and as lender, and the additional lenders party thereto from time to time (together with MidCap as a lender, the Lenders).

On July 30, 2018, we entered into Amendment No. 1 to the Credit Agreement in order to permit our entry into the Council License Agreement. Pursuant to the amendment, we were required to receive aggregate net cash proceeds of at least $75,000,000 from the issuance of our equity securities within thirty days of entering into the Council License Agreement, which we did in connection with the August 2018 underwritten public offering.

The Credit Agreement provides a secured term loan facility in an aggregate principal amount of up to $200,000,000, or the Term Loan. Under the terms of the Credit Agreement, the Term Loan will be made in three separate tranches, with each tranche to be made available to us, at our option, upon our achievement of certain milestones. The first tranche of $75,000,000, or Tranche 1, was drawn by us on June 7, 2018, following approval by the FDA of the NDA for IMVEXXY®. The second tranche of $75,000,000, or Tranche 2, may be drawn by us on or before May 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including (i) that Tranche 1 has been drawn, (ii) the approval by the FDA of the NDA for BIJUVATM and (iii) we have consummated our first commercial sale in the United States of BIJUVATM. The third tranche of $50,000,000, or Tranche 3, may be drawn by us on or before December 31, 2019, provided that we satisfy certain conditions described in the Credit Agreement, including that (i) Tranche 2 has been drawn and (ii) we have generated at least $75,000,000 of consolidated net revenue attributable to commercial sales of BIJUVATM and IMVEXXY® during the twelve-month period ending immediately prior to the funding of Tranche 3.

Amounts borrowed under the Term Loan bear interest at a rate equal to the sum of (i) one-month LIBOR (subject to a LIBOR floor of 1.50%) plus (ii) 7.75% per annum. Interest on amounts borrowed under the Term Loan is due and payable monthly in arrears. Principal on each Tranche is payable in 36 equal monthly installments beginning May 1, 2020 until paid in full on May 1, 2023, or the Maturity Date. However, if we generate at least $95,000,000 of consolidated net revenue attributable to commercial sales of BIJUVATM and IMVEXXY® by December 31, 2019, we may extend the interest-only period by an additional 12 months to May 1, 2021. Interest expense related to this Term Loan for the year ended December 31, 2018 was $4,407,975.

F- 20

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

Our obligations under the Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all of our existing and after-acquired assets. Our obligations under the Credit Agreement are guaranteed by each of our future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of ours and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions). The Credit Agreement contains customary restrictions and covenants. Among other requirements, we must (i) maintain a minimum cash balance of $50,000,000 and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our products. As of December 31, 2018, we were in compliance with the covenants under the Credit Agreement.

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

As of December 31, 2018, we had $75,000,000 in borrowings outstanding under the Term Loan, which are classified as long-term debt in the accompanying consolidated financial statements. We incurred $3,786,918 in debt issuance costs related to the Term Loan. Debt financing fees related to the entire Term Loan have been allocated pro rata between the funded and unfunded portions of each tranche. Allocated debt financing fees related to Tranche 1 of $1,888,844 have been reclassified to debt discount and are accreted to interest expense using the effective interest method. Debt financing fees associated with unfunded tranches are deferred as assets until Tranche 2 and Tranche 3 milestones have been met. As of December 31, 2018, deferred financing fees related to Tranche 2 and Tranche 3 are included in other current assets in the accompanying consolidated financial statements. During the year ended December 31, 2018, we amortized $269,859, of debt issuance costs related to Tranche 1 as interest expense in our accompanying consolidated financial statements. The overall effective interest rate was approximately 11% as of December 31, 2018. As of December 31, 2018, the carrying value of debt consists of the following:

December 31, 2018
Term Loan	$75,000,000
Debt discount and financing fees	(1,618,986)
TOTAL LONG-TERM DEBT	$73,381,014

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2018, we had 10,000,000 shares of preferred stock, par value $0.001, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

F- 21

Common Stock

At December 31, 2018, we had 350,000,000 shares of Common Stock authorized for issuance, of which 240,462,439 shares of our Common Stock were issued and outstanding.

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

In connection with the Knight License Agreement, on August 6, 2018, Knight entered into a subscription agreement with us, pursuant to which Knight purchased 3,921,568 of shares of our Common Stock concurrently with the closing of the underwritten public offering of Common Stock at a price of $5.10, for proceeds of $20,000,000.

Issuances During 2018

During the year ended December 31, 2018, certain individuals exercised stock options to purchase 5,444,526 shares of Common Stock for $1,666,208 in cash. Also, during the year ended December 31, 2018, stock options to purchase 10,000 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 9,841 shares of Common Stock were issued.

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

Issuances During 2016

On January 6, 2016, we entered into an underwriting agreement with Goldman Sachs & Co. and Cowen and Company, LLC, as the representatives of the several underwriters relating to an underwritten public offering of 15,151,515 shares of our Common Stock at a public offering price of $8.25 per share. Under the terms of the underwriting agreement, we granted the Underwriters a 30-day option to purchase up to an aggregate of 2,272,727 additional shares of Common Stock, which the option was exercised in full. The net proceeds to us from the offering were approximately $134,864,000, after deducting underwriting discounts and commissions and other expenses payable by us. The offering closed on January 12, 2016 and we issued 17,424,242 shares of our Common Stock.

During the year ended December 31, 2016, certain individuals exercised stock options to purchase 525,362 shares of Common Stock for $989,060 in cash. Also, during the same period, stock options to purchase 127,109 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 87,833 shares of Common Stock were issued.

F- 22

Warrants to Purchase Common Stock

As of December 31, 2018, we had warrants outstanding to purchase an aggregate of 3,007,571 shares of Common Stock with a weighted-average contractual remaining life of approximately 1.6 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.78 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend yield and the term of the warrant.

During the year ended December 31, 2018, we granted warrants to purchase 175,000 shares of Common Stock to outside consultants at an exercise price of $5.16 per share. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 62.1%; risk free rate of 2.36%; and dividend yield of 0%. The grant date fair value of the warrants was $2.79 per share. The warrants vest ratably over a 12-month period and have an expiration date of March 15, 2023.

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

During the year ended December 31, 2016, we granted warrants to purchase 245,000 shares of Common Stock to outside consultants at the weighted average price of $7.90 per share. These warrants vest and have expiration dates as follows: warrants to purchase 75,000 shares of Common Stock vested on April 21, 2016 and have an expiration date of April 21, 2021, warrants to purchase 50,000 shares of Common Stock vest ratably over a 24-month period and have an expiration date of April 21, 2021, and warrants to purchase 120,000 shares of Common Stock vest ratable over a 12-month period and have an expiration date of January 21, 2021. We recorded share-based compensation expense related to warrants previously issued of $494,136, $313,271 and $936,974 for the years ended December 31, 2018, 2017 and 2016, respectively, in the accompanying consolidated financial statements. At December 31, 2018, total unrecognized estimated compensation expense related to unvested warrants was approximately $106,000 which is expected to be recognized over weighted-average period of 0.2 years.

Summary of our Warrant activity during the year ended December 31, 2018:

	Number of Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	3,115,905	$2.58	1.8	$11,348,273
Granted	175,000	$5.16
Exercised	—
Expired	(283,334)	$2.01
Cancelled/Forfeited	—
Balance at December 31, 2018	3,007,571	$2.78	1.58	$4,826,403
Vested and Exercisable at December 31, 2018	2,963,818	$2.75	1.54	$4,826,403
Unvested at December 31, 2018	43,753	$5.16	4.21	$0

F- 23

The weighted average fair value per share of warrants issued and the assumptions used in the Black-Scholes Model during the years ended December 31, 2018, 2017, and 2016 are set forth in the table below.

	2018	2017	2016
Weighted average exercise price	$5.16	$6.83	$7.90
Weighted average grant date fair value	$2.79	$3.67	$4.78
Risk-free interest rate	2.36%	1.47%	1.04-1.28%
Volatility	62.12%	63.24%	74.10-74.15%
Term (in years)	5	5	5
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which the stock price is expected to fluctuate each year during the term of the instrument. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the instrument. The expected volatility of warrants was estimated based on a historical volatility analysis of our Company as well as peers that were similar to the Company with respect to industry, stage of life cycle, market capitalization, and financial leverage.

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

2.	283,333 shares vested on June 30, 2013. The fair value of $462,196 for these shares was determined by using the Black-Scholes Model on the date of vesting using a term of five years; a volatility of 45.84%; risk free rate of 1.41%; and a dividend yield of 0%. During the years ended December 31, 2017, 2016, and 2015, we recorded $0, $0, and $77,026, respectively, as non-cash compensation in the accompanying consolidated financial statements related to this warrant. As of December 31, 2017 this warrant was fully amortized. These shares were exercised in 2017 and are included in the warrant exercise details below; and

3.	283,334 shares were going to vest upon the receipt by us, prior to the warrant expiration date of April 30, 2018, of any final FDA approval of a drug candidate that SCI helped us design. Since the receipt of such approval did not occur before warrant’s expiration date, the warrant expired on April 30, 2018.

F- 24

In May 2012, we issued warrants to purchase an aggregate of 1,300,000 shares of Common Stock to SCI for services to be rendered over approximately five years beginning in May 2012. The warrants vested upon issuance. Services provided are to include (a) services in support of our drug development efforts, including services in support our ongoing and future drug development and commercialization efforts, regulatory approval efforts, third-party investment and financing efforts, marketing efforts, chemistry, manufacturing and controls efforts, drug launch and post-approval activities, and other intellectual property and know-how transfer associated therewith; (b) services in support of our efforts to successfully obtain new drug approval; and (c) other consulting services as mutually agreed upon from time to time in relation to new drug development opportunities. The warrants were valued at $1,532,228 on the date of the issuance using an exercise price of $2.57; a term of five years; a volatility of 44.71%; risk free rate of 0.74%; and a dividend yield of 0%. During the years ended December 31, 2018, 2017, and 2016, we recorded $0, $128,898, and $257,796, respectively as non-cash compensation with respect to these warrants in the accompanying consolidated financial statements. As of December 31, 2017, the SCI warrants issued in 2013 and 2012 were fully amortized. This warrant was fully exercised, of which 800,000 shares were exercised in 2017 and 500,000 shares were exercised in 2016.

Warrant exercises

During the year ended December 31, 2018, no warrants were exercised.

During the year ended December 31, 2017, certain individuals exercised warrants to purchase 2,476,666 shares of Common Stock for $3,798,999 in cash, which included SCI warrants issued in 2012 and 2013. In addition, during the year ended December 31, 2017, certain individuals exercised warrants to purchase 6,590,000 shares of Common Stock pursuant to the warrants’ cashless exercise provisions, wherein 4,762,208 shares of Common Stock were issued.

During the year ended December 31, 2016, certain individuals exercised warrants to purchase 722,744 shares of Common Stock for $1,373,000 in cash, of which 500,000 shares related to SCI warrant issued in 2012.

Options to Purchase Common Stock of the Company

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. There are 25,000,000 shares authorized for issuance thereunder. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of December 31, 2018, there were non-qualified stock options to purchase 14,594,350 shares of Common Stock outstanding under the 2009 Plan. As of December 31, 2018, there were 866,912 shares available to be issued under 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. There are 10,000,000 shares of Common Stock authorized for issuance thereunder. As of December 31, 2018, there were non-qualified stock options to purchase 6,278,474 shares of Common Stock outstanding and 1,040,000 restricted stock units outstanding under the 2009 Plan. As of December 31, 2018, there were 2,433,333 shares available to be issued under 2012 Plan.

F- 25

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The ranges of assumptions used in the Black-Scholes Model during the years ended December 31, 2018, 2017, and 2016 are set forth in the table below.

	2018	2017	2016
Weighted average exercise price	$5.45	$6.60	$6.22
Weighted average grant date fair value	$3.24	$3.82	$3.94
Risk-free interest rate	2.38-2.89%	1.84-2.05%	1.13-1.90%
Volatility	59.45-64.04%	61.56-64.25%	70.26-73.34%
Term (in years)	5.1-6.25	5.5-6.25	5.5-6.25
Dividend yield	0.00%	0.00%	0.00%

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the expected term. Estimated volatility is a measure of the amount by which the stock price is expected to fluctuate each year during the term of an award. Our calculation of estimated volatility is based on historical stock prices over a period equal to the term of the awards. The expected volatility of share options was estimated based on a historical volatility analysis of our Company as well as peers that were similar to us with respect to industry, stage of life cycle, market capitalization, and financial leverage. The average expected life is based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. Future stock-based compensation may significantly differ based on changes in the fair value of our Common Stock and our estimates of expected volatility and the other relevant assumptions.

A summary of activity under the 2009 and 2012 Plans and related information during the year ended December 31, 2018 is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	23,365,225	$3.78	5.13	$64,664,821
Granted	3,264,500	$5.45
Exercised	(5,454,526)	$0.31		$27,534,623
Expired	(25,000)	$7.76
Cancelled/Forfeited	(277,375)	$5.47
Balance at December 31, 2018	20,872,824	$4.93	5.94	$12,239,876
Vested and Exercisable at December 31, 2018	16,068,991	$4.61	5.09	$12,239,876
Unvested at December 31, 2018	4,803,833	$5.99	8.8	$0

At December 31, 2018, our outstanding options had exercise prices ranging from $0.10 to $8.92 per share. Share-based compensation expense related to options recognized in our results of operations for the years ended December 31, 2018, 2017, and 2016 was approximately $8,091,294, $6,447,154, and $16,139,225, respectively, and it is based on awards vested. At December 31, 2018, total unrecognized estimated compensation expense related to unvested options was approximately $12,175,000, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.01 years. No tax benefit was realized due to a continued pattern of operating losses.

Restricted Stock

Restricted stock awards granted under our 2009 and 2012 Plans entitle the holder to receive, at the end of vesting period, a specified number of shares of our Common Stock. Share-based compensation expense is measured by the market value of our Common Stock on the day of the grant. The shares vest ratably over the period specified in the grant. There is no partial vesting and any unvested portion is forfeited.

F- 26

On December 13, 2018, we granted 1,040,000 restricted stock units to certain executive employees which will vest at the end of the third year. The grant date fair value was $4.06 per unit. During the year ended December 31, 2018, we recorded $73,132 in share-based compensation expense related to restricted stock units. At December 31, 2018, total unrecognized estimated compensation expense related to unvested restricted stock units was approximately $4,149,000, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.95 years. At December 31, 2018, 1,040,000 restricted stock awards remained outstanding.

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

Cash settled SARs are recorded in our consolidated balance sheets as a liability until the date of exercise. The fair value of each SAR award is estimated using the Black-Scholes valuation model. In accordance with ASC Topic 718, “Stock Compensation,” the fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested. At December 31, 2018, we had 103,000 SARs outstanding and the liability related to SAR calculation was $3,406. The assumptions used to determine the fair value of the cash settled SAR awards at December 31, 2018 were life of 6 months, 49.7% volatility, 2.7% risk-free rate, and zero annual dividends. As of December 31, 2018, the fair value of SARs outstanding was $0.07 per award.

NOTE 10 – INCOME TAXES

For financial reporting purposes, income before taxes includes the following components:

	2018	2017	2016
United States	(132,617,160)	(76,925,380)	(89,875,459)
Total	(132,617,160)	(76,925,380)	(89,875,459)

For the years ended December 31, 2018, 2017, and 2016, there was no provision for income taxes, current or deferred. At December 31, 2018, we had a federal net operating loss carry forward of approximately $481,365,550. Approximately $338,668,076 of the federal net operating loss carry forward can be carried forward for 20 years and will begin to expire in 2031.  The remaining $142,697,474 can be carried forward indefinitely.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	2018	2017	2016
Federal statutory tax rate	21.0%	34.0%	34.0%
State tax rate, net of federal tax benefit	5.2%	5.0%	5.4%
Adjustment in valuation allowances	(31.2)%	22.6%	(40.3)%
Excess stock benefit	5.3%	0.0%	0.0%
Federal income tax rate change	0.0%	(60.8)%	—%
Permanent and other differences	(0.3)%	(0.8)%	0.9%
Provision (benefit) for income taxes	—	—	—

F- 27

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of December 31, 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Deferred Income Tax Assets:
Net operating losses	$140,891,764	$99,596,321	$111,730,450
R&D Credit	186,347	186,347	186,347
Total deferred income tax asset	141,078,111	99,782,668	111,916,797
Valuation allowance	(141,078,111)	(99,782,668)	(111,916,797)
Deferred income tax assets, net	$—	$—	$—

We believe that it is more likely than not that we will not generate sufficient future taxable income to realize the tax benefits related to the deferred tax assets on our balance sheet and as such, a valuation allowance has been established against the deferred tax assets for the period ended December 31, 2018.

Unrecognized Tax Benefits

As of the period ended December 31, 2018, we have no unrecognized tax benefits.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. federal tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34 percent to 21 percent, effective January 1, 2018. As the result of our initial analysis of the impact of the Tax Act, we recorded a provisional amount of net tax expense of $46.7 million in 2017 related to the remeasurement of our deferred tax balances and other effects. We completed our accounting for the income tax effects of the Tax Act in 2018, and no material adjustments were required to the provisional amounts initially recorded.

NOTE 11 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our company or a committee consisting of independent directors of our company since July 2015. During the years ended December 31, 2018, 2017 and 2016 we were billed by Catalent approximately $4,111,000, $3,646,000 and $3,647,000, respectively, for inventory related to our products, manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of December 31, 2018 and 2017, there were amounts due to Catalent of approximately $88,000 and $523,000, respectively. In addition, we have minimum purchase requirements in place with Catalent as disclosed in Note 13, Commitments and Contingencies.

F- 28

NOTE 12 - BUSINESS CONCENTRATIONS

We purchase our prescription products from several suppliers with approximately 43%, 33% and 24% of our purchases were supplied by three vendors each, respectively, during the year ended December 31, 2018, and 100% and 98% of our purchases were supplied by one vendor each for the years ended December 31, 2017 and 2016, respectively.

We sell our prescription products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the years ended December 31, 2018, 2017 and 2016, four, four and three customers each, respectively, accounted for more than 10% of our total net revenues. Net revenue from the four customers combined accounted for approximately 76% of our net recognized revenue for the year ended December 31, 2018 and approximately 59% of our recognized revenue for the year ended December 31, 2017. Net revenue from three customers combined accounted for approximately 41% of our net revenue during the year ended December 31, 2016.

During the year ended December 31, 2018, McKesson Corporation accounted for approximately $1,610,000 of our revenue, Pillpack, Inc. accounted for approximately $5,075,000 of our revenue, AmerisourceBergen accounted for approximately $3,246,000 of our revenue and Cardinal Health accounted for approximately $2,308,000 of our revenue. During the year ended December 31, 2017, AmerisourceBergen accounted for approximately $2,667,000 of our revenue; McKesson Corporation accounted for approximately $1,959,000 of our revenue; Cardinal Health accounted for approximately $2,559,000 of our revenue and Pharmacy Innovations PA accounted for approximately $2,715,000 of our revenue. During the year ended December 31, 2016, Woodstock Pharmaceutical and Compounding accounted for approximately $2,247,000 of our revenue; Medical Center Pharmacy accounted for approximately $3,700,000 of our revenue and Pharmacy Innovations PA accounted for approximately $2,040,000 of our revenue.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease administrative office space in Boca Raton, Florida pursuant to a non-cancelable operating lease that commenced on July 1, 2013 and originally provided for a 63-month term. On February 18, 2015, we entered into an agreement with the same lessors to lease additional administrative office space in the same location, pursuant to an addendum to such lease. In addition, on April 26, 2016, we entered into an agreement with the same lessors to lease additional administrative office space in the same location. This agreement was effective beginning May 1, 2016 and extended the original expiration of the lease term to October 31, 2021. On October 4, 2016, we entered into an agreement with the same lessors to lease additional administrative office space in the same location, pursuant to an addendum to such lease. This addendum is effective beginning November 1, 2016. As of December 31, 2018, future minimum rental payments on non-cancelable operating leases are as follows:

Years Ending December 31,
2019	$1,094,116
2020	1,113,069
2021	943,127
Thereafter	—
Total minimum lease payments	$3,150,312

F- 29

In October 2018, we entered into a lease for new corporate offices in Boca Raton, Florida. The lease includes 56,212 rentable square feet, or full premises, of which lease on 7,561 square feet has commenced in 2018 and the lease on the remaining 48,651 square feet will commence no earlier than June 1, 2019, or full premises commencement date. The lease will expire 11 years after full premises commencement date, unless terminated earlier in accordance with the terms of the lease. We have the option to extend the term of the lease for two additional consecutive periods of five years. The term of the lease includes escalating rent and free rent periods. We are also responsible for certain other operating costs under the lease, including electricity and utility expenses. In addition, we will be entitled to reimbursement from the landlord of up to $1,800,000 for tenant improvements. As of December 31, 2018, future minimum rental payments on full premises related to the new operating leases are as follows, of which approximately $2.7 million relates to the lease on the suite that has commenced in 2018:

Years Ending December 31,
2019	$48,288
2020	984,756
2021	1,779,384
2022	1,808,312
2023	1,837,963
Thereafter	12,390,298
Total minimum lease payments	$18,849,001

The rental expense during the years ended December 31, 2018, 2017 and 2016 was approximately $1,068,275, $1,029,205 and $709,483, respectively.

Intellectual Property Licenses

We have license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of revenue as described in Note 6, Intangible Assets, to these consolidated financial statements.

Purchase Commitments

We have a manufacturing and supply agreement whereby we are required to purchase from Catalent a minimum of number of softgels during the first contract year and a higher number or softgels after the first contract year. If the minimum order quantities of specific products are not met, we are required to pay Catalent 50% of the difference between the total amount we would have paid to Catalent if the minimum requirement had been fulfilled and the sum of all purchases of our products from Catalent during the contract year.  At December 31, 2018, we had minimum purchase obligations related to this agreement of approximately $2,600,000 over the next five years. This amount represents our estimate of the minimum required payments under the agreement.

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2018, 2017, and 2016, we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Employment Agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

F- 30

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal years 2018 and 2017 is as follows:

	2018 Quarter
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$3,773	$3,763	$3,474	$5,089
Gross profit	$3,139	$3,309	$2,775	$4,139
Net loss	$(24,402)	$(33,219)	$(35,605)	$(39,391)

Loss per common share, basic and diluted	$(0.11)	$(0.15)	$(0.16)	$(0.17)

	2017 Quarter
(In thousands, except per share)	1st	2nd	3rd	4th
Revenues	$3,985	$4,250	$4,418	$4,125
Gross profit	$3,326	$3,568	$3,717	$3,530
Net loss	$(21,156)	$(19,677)	$(14,665)	$(21,427)

Loss per common share, basic and diluted	$(0.11)	$(0.10)	$(0.07)	$(0.10)

F- 31