Form 10-Q
period 2019-06-30
TherapeuticsMD, Inc.
filed 2019-08-09
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.
001-00100

THERAPEUTICSMD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway NW,Third Floor ,Boca Raton ,FL	33487
(Address of Principal Executive Offices)	(Zip Code)

561—961-1900

(Registrant’s telephone number, including area code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	TXMD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 2, 2019 was 241,221,840 .

THERAPEUTICSMD, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current Assets:
Cash	$182,846,301	$161,613,077
Accounts receivable, net of allowance for doubtful accounts of $764,102 and $596,602 , respectively	18,383,012	11,063,821
Inventory	7,494,440	3,267,670
Other current assets	7,739,048	10,834,693
Total current assets	216,462,801	186,779,261

Fixed assets, net	1,432,137	472,683

Other Assets:
License rights	20,000,000	20,000,000
Intangible assets, net	4,688,114	4,092,679
Other assets	3,635,227	324,855
Security deposit	334,866	314,446
Total other assets	28,658,207	24,731,980
Total assets	$246,553,145	$211,983,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,499,238	$22,743,841
Other current liabilities	22,376,617	18,334,948
Total current liabilities	41,875,855	41,078,789

Long-Term Liabilities:
Long-term debt	194,095,220	73,381,014
Operating lease liability	2,488,101	—
Total liabilities	238,459,176	114,459,803

Commitments and Contingencies- See Note 15

Stockholders’ Equity:
Preferred stock - par value $0.001 ;10,000,000 shares authorized; no shares issued and outstanding
Common stock - par value $0.001 ;350,000,000 shares authorized:
241,221,840and240,462,439 issued and outstanding, respectively	241,222	240,463
Additional paid-in capital	621,871,919	616,559,938
Accumulated deficit	(614,019,172)	(519,276,280)
Total stockholders’ equity	8,093,969	97,524,121
Total liabilities and stockholders’ equity	$246,553,145	$211,983,924

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30 ,		June 30 ,
	2019	2018	2019	2018

Revenues, net	$6,078,865	$3,763,010	$10,025,516	$7,536,402

Cost of goods sold	1,248,860	454,161	2,011,687	1,087,784

Gross profit	4,830,005	3,308,849	8,013,829	6,448,618

Operating expenses:
Sales, general, and administrative	41,387,451	29,466,770	76,251,533	50,224,007
Research and development	4,964,368	6,798,380	11,282,250	13,837,677
Depreciation and amortization	115,059	65,603	221,997	125,224
Total operating expenses	46,466,878	36,330,753	87,755,780	64,186,908

Operating loss	(41,636,873)	(33,021,904)	(79,741,951)	(57,738,290)

Other (expense) income
Loss on extinguishment of debt	(10,057,632)	—	(10,057,632)	—
Miscellaneous income	486,597	334,238	1,175,318	648,795
Interest expense	(4,028,609)	(531,382)	(6,118,627)	(531,382)
Total other (expense) income	(13,599,644)	(197,144)	(15,000,941)	117,413

Loss before income taxes	(55,236,517)	(33,219,048)	(94,742,892)	(57,620,877)

Provision for income taxes	—	—	—	—

Net loss	$(55,236,517)	$(33,219,048)	$(94,742,892)	$(57,620,877)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.23)	$(0.15)	$(0.39)	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	241,221,840	216,640,186	241,114,532	216,583,067

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	216,429,642	$216,430	$516,351,405	$(386,659,120)	$129,908,715
Shares issued for exercise of options, net	154,632	154	43,902	—	44,056
Share-based compensation	—	—	1,751,358	—	1,751,358
Net loss	—	—	—	(24,401,829)	(24,401,829)

Balance, March 31, 2018	216,584,274	216,584	518,146,665	(411,060,949)	107,302,300

Shares issued for exercise of options, net	249,785	250	1,084,689	—	1,084,939
Share-based compensation	—	—	2,377,082	—	2,377,082
Net loss	—	—	—	(33,219,048)	(33,219,048)

Balance, June 30, 2018	216,834,059	$216,834	$521,608,436	$(444,279,997)	$77,545,273

Balance, December 31, 2018	240,462,439	$240,463	$616,559,938	$(519,276,280)	$97,524,121
Shares issued for exercise of options and warrants, net	759,401	759	99,348	—	100,107
Share-based compensation	—	—	2,575,369	—	2,575,369
Net loss	—	—	—	(39,506,375)	(39,506,375)

Balance, March 31, 2019	241,221,840	241,222	619,234,655	(558,782,655)	60,693,222
Share-based compensation	—	—	2,637,264	—	2,637,264
Net loss	—	—	—	(55,236,517)	(55,236,517)

Balance, June 30, 2019	241,221,840	$241,222	$621,871,919	$(614,019,172)	$8,093,969

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30 ,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,742,892)	$(57,620,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	133,049	79,201
Amortization of intangible assets	88,948	46,023
Write off of patent and trademark cost	78,864	—
Non-cash operating lease expense	443,734	—
Provision for doubtful accounts	167,500	38,024
Loss on extinguishment of debt	10,057,632	—
Share-based compensation	5,224,212	4,128,440
Amortization of deferred financing fees	316,880	30,155
Changes in operating assets and liabilities:
Accounts receivable	(7,486,691)	(1,335,209)
Inventory	(4,226,770)	(395,219)
Other current assets	1,710,697	2,539,394
Accounts payable	(3,244,603)	7,329,560
Accrued expenses and other liabilities	2,801,717	561,615

Net cash used in operating activities	(88,677,723)	(44,598,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(763,247)	(434,677)
Purchase of fixed assets	(1,092,504)	(45,720)
Payment of security deposit	(20,420)	(11,486)

Net cash used in investing activities	(1,876,171)	(491,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	100,107	1,128,996
Repayment of the Credit Agreement	(81,660,719)	—
Proceeds from the Financing Agreement	200,000,000	75,000,000
Payment of deferred financing fees	(6,652,270)	(3,786,918)

Net cash provided by financing activities	111,787,118	72,342,078

Increase in cash	21,233,224	27,251,302
Cash, beginning of period	161,613,077	127,135,628
Cash, end of period	$182,846,301	$154,386,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$6,989,570	$—

Cash paid for income taxes	$—	$—

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

During 2018 , U.S. Food and Drug Administration, or FDA, approval of our drugs has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our drugs. In July 2018, we launched our FDA-approved product, IMVEXXY® (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. In April 2019, we launched BIJUVA®, our hormone therapy combination of bio-identical 17 ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus. We are also focused on commercialization activities necessary for launch of ANNOVERA™ (segesterone acetate/ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent unintended pregnancy for up to a full year, which was approved by the FDA on August 10, 2018. On July 30, 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. In addition, on July 30, 2018, we entered into an exclusive license agreement, or the Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA in the U.S. On June 6, 2019, we entered into an exclusive license and supply agreement with Theramex HQ UK Limited, or Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2018, the FASB issued ASU 2018 -07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We adopted this standard on January 1, 2019 and the adoption of this standard did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016 -02 , Leases. This guidance requires lessees to record most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. In July 2018, the FASB amended the new leases standard and issued ASU 2018 -11 , Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with a practical expedient. We adopted ASU 2016 -02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018 -11 and we recorded a $3.8 million right of use asset and a $4.1 million liability related to adoption of this standard. Comparative financial information was not adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we did not assess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases, and (3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We elected not to separate lease components from non-lease components for our specified asset classes. Additionally, the adoption of the new standard resulted in increased disclosure requirements in our quarterly and annual filings.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy. The carrying amount for long-term debt as of June 30, 2019 (as disclosed in Note 9), approximates fair value based on market activity for other debt instruments with similar characteristics and comparable risk (Level 2).

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

At June 30, 2019 and 2018, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with the Company’s impairment test on an annual basis.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and credit card chargebacks and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We consider trade accounts receivable past due for more than 90 days to be delinquent. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts, adjustments to these reserves may be required.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Prescription Products

As of June 30, 2019, our products consisted primarily of prescription vitamins and our FDA-approved products: IMVEXXY, which we began selling during the third quarter of 2018, and BIJUVA, which we began selling in the second quarter of 2019. We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacies. We have one performance obligation related to prescription products sold through wholesale distributors, which is to transfer promised goods to a customer, and two performance obligations related to products sold through retail pharmacies, which are to: (1) transfer promised goods and (2) provide customer service for an immaterial fee. We treat shipping as a fulfillment activity rather than as a separate obligation. We recognize prescription revenue only when we satisfy performance obligations by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer receives the goods or service or obtains control. Control refers to the customer’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. In consignment arrangements, control of the product is transferred at the point in time when the goods are removed from consignment stock and sold to the end customer. We typically satisfy our performance obligations and recognize revenue at a point in time, generally when products are shipped to the customer, depending on the terms underlying each arrangement. In circumstances where our products are on consignment, revenue is generally recognized when the prescription is filled.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As part of the commercial launch for IMVEXXY during the third quarter of 2018 and for BIJUVA in the second quarter of 2019, we introduced a co-pay assistance program where eligible enrolled patients do not pay more than $35 for prescription fills. This allows patients to access the product at a reasonable cost regardless of insurance coverage. We reimburse pharmacies for this discount through third-party vendors. We consider these payments as consideration paid to the customer and reflect such payments as a reduction of the transaction price as we do not receive a distinct good or service related to these payments. The variable consideration is estimated based on contract prices, the estimated percentage of patients that will utilize the copay assistance, the average assistance paid, the estimated levels of inventory in the distribution channel and the current level of prescriptions covered by patients’ insurance. Payers may change coverage levels for IMVEXXY or BIJUVA positively or negatively, at any time up to the time that we have formally contracted coverage with the payer. As such, the net transaction price of IMVEXXY and BIJUVA is susceptible to such changes in coverage levels, which are outside the influence of the Company. As a result, we constrain revenue recognized for IMVEXXY and BIJUVA to an amount that will not result in a significant revenue reversal in future periods. Our ability to estimate the net transaction price for IMVEXXY and BIJUVA is constrained by our estimates of the amount to be paid for the co-pay assistance program for IMVEXXY and BIJUVA which is directly related to the level of prescriptions paid for by insurance. As such, we record an accrual to reduce gross sales for the estimated co-pay and other patient assistance based on currently available third-party data and our internal analyses. We re-evaluate any constraint each reporting period.

Disaggregation of revenue

The following table provides information about disaggregated revenue by product mix for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2019	2018	2019	2018
Prescription vitamins	$2,822,872	$3,763,010	$4,758,844	$7,536,402
IMVEXXY	3,121,711	—	5,132,390	—
BIJUVA	134,282	—	134,282	—
Net revenue	$6,078,865	$3,763,010	$10,025,516	$7,536,402

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of the following:

	June 30, 2019	December 31, 2018
Finished product	$4,382,969	$2,908,958
Work in process	439,993	339,312
Raw material	2,671,478	19,400
TOTAL INVENTORY	$7,494,440	$3,267,670

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepaid sales and marketing costs	$2,568,100	$5,148,789
Deferred financing fees (Note 9)	550,757	1,898,074
Prepaid insurance	686,891	790,465
Other prepaid costs	3,933,300	2,997,365
TOTAL OTHER CURRENT ASSETS	$7,739,048	$10,834,693

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	June 30, 2019	December 31, 2018
Accounting system	$301,096	$301,096
Equipment	581,150	490,576
Furniture and fixtures	940,963	116,542
Computer hardware	220,820	80,211
Leasehold improvements	74,788	37,888
	2,118,817	1,026,313
Accumulated depreciation	(686,680)	(553,630)
TOTAL FIXED ASSETS, NET	$1,432,137	$472,683

Depreciation expense for the three months ended June 30, 2019 and 2018 was $66,556 and $40,777 , respectively, and for the six months ended June 30, 2019 and 2018 was $133,049 and $79,201 , respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted-Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
Approved hormone therapy drug candidate patents	2,962,563	(370,338)	2,592,225	13.5
Hormone therapy drug candidate patents (pending)	1,833,584	—	1,833,584	n/a
Non-amortizable intangible assets:
Multiple trademarks	262,305	—	262,305	indefinite
TOTAL	$5,058,452	$(370,338)	$4,688,114

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted-Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(10,484)	$21,467	10.75
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	2,234,129	(282,485)	1,951,644		14
Hormone therapy drug candidate patents (pending)	1,855,279	—	1,855,279	n/a
Non-amortizable intangible assets:
Multiple trademarks	264,289	—	264,289	indefinite
TOTAL	$4,477,391	$(384,712)	$4,092,679

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the six months ended June 30, 2019, we wrote off $78,864 in costs related to trademarks and patents, including the net carrying amount of the OPERA patent.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, we had 26 issued domestic, or U.S., patents and 27 issued foreign patents, including:

●	12 domestic patents and five foreign patents that relate to BIJUVA as well as three domestic patents that relate to non-approved doses of BIJUVA. These patents establish an important intellectual property foundation for BIJUVA and are owned by us. The domestic patents will expire in 2032. The foreign patents will expire no earlier than 2032. In addition, we have pending patent applications relating to BIJUVA in the U.S., Argentina, Australia, Brazil, Canada, China, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	Four foreign patents that relate to our progesterone-only candidate, which are owned by us. The foreign patents will expire no earlier than 2033. In addition, we have pending patent applications with respect to our progesterone-only candidate in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	Five domestic patents (three utility and two design) and 13 foreign patents (three utility and ten design) that relate to IMVEXXY. These patents establish an important intellectual property foundation for IMVEXXY and are owned by us. The domestic patents will expire in 2032 or 2033. The foreign utility patents will expire no earlier than 2033. The foreign design patents provide protection expiring no earlier than 2025. In certain jurisdictions, the foreign design patents provide protection through at least 2037. In addition, we have pending patent applications related to IMVEXXY in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;
●	One domestic utility patent that relates to our topical-cream candidates, which is owned by us. The domestic patent will expire in 2035. We have pending patent applications with respect to our topical-cream candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;
●	One domestic utility patent and five foreign patents that relate to our transdermal-patch candidates, which are owned by us. The domestic utility patent will expire in 2032. The foreign patents will expire no earlier than 2033. We have pending patent applications with respect to our transdermal-patch candidates in the U.S., Australia, Brazil, Canada, Europe, Mexico, Japan, and South Africa;
●	One domestic utility patent that relates to a product candidate containing d-limonene, which is owned by us and will expire in 2036;
●	One domestic utility patent that relates to our OPERA information-technology platform, which is owned by us and will expire in 2031; and
●	Two domestic utilitypatents that relate to TX-009HR, a progesterone and estradiol product candidate, which are owned by us and will expire in 2037. We have pending patent applications with respect to TX-009HR in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $48,503 and $24,826 for the three months ended June 30, 2019 and 2018, respectively and $88,948 and $46,023 for the six months ended June 30, 2019 and 2018, respectively. Estimated amortization expense for the next five years for the patent costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2019(6 months)	$96,008
2020	$196,017
2021	$196,017
2022	$196,017
2023	$196,017

License Agreement with the Population Council

On July 30, 2018, we entered into the Council License Agreement to commercialize in the U.S. ANNOVERA. We currently estimate that ANNOVERA will be commercially available as early as the third quarter of 2019 with a planned full commercial launch by the first quarter of 2020.

Under the terms of the Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following approval by the FDA of the NDA for ANNOVERA and will be required to pay the Population Council $20,000,000 within 30 days following the release of the first commercial batch of ANNOVERA. The Population Council is also eligible to receive milestone payments and royalties from commercial sales of ANNOVERA. We will assume responsibility for marketing expenses related to the commercialization of ANNOVERA. The milestone payment of $20,000,000 upon the FDA’s approval of ANNOVERA in the third quarter of 2018 was recorded as a finite-lived intangible asset in the consolidated balance sheet and will be amortized on a straight-line basis once it becomes available for use which is expected to be upon release of first commercial batch of ANNOVERA. In addition, we are required to pay the Population Council, on a quarterly basis, step-based royalty payments based on annual net sales of ANNOVERA in the U.S. by the Company and its affiliates and permitted licensees as follows: (i) if annual net sales are less than or equal to $50,000,000 , a royalty of 5 % of net sales; (ii) for annual net sales greater than $50,000,000 and less than or equal to $150,000,000 , a royalty of 10 % of such net sales; and (iii) for net sales greater than $150,000,000 , a royalty of 15 % of such net sales. The annual royalty rate will be reduced to 50 % of the initial rate during the six-month period beginning on the date of the first arms-length commercial sale of a generic equivalent of the one-year vaginal contraceptive system that is launched by a third party in the U.S., and thereafter will be reduced to 20 % of the initial rate. The Population Council has agreed to perform and pay the costs and expenses associated with four post-approval studies required by the FDA for ANNOVERA and we have agreed to perform and pay the costs and expenses associated with a post approval study required by the FDA to measure risk for venous thromboembolism, provided that if the costs and expenses associated with such post-approval study exceed $20,000,000, half of such excess will be offset against royalties or other payments owed by us to the Population Council under the Council License Agreement. We and the Population Council have agreed to form a joint product committee responsible for overseeing activities under the Council License Agreement. We will be responsible for all aspects of promotion, product positioning, pricing, education programs, publications, sales messages and any additional desired clinical studies for the one-year vaginal contraceptive system, subject to oversight and decisions made by the joint product committee. The Council License Agreement includes exclusive rights for us to negotiate co-development of two other investigational vaginal contraceptive systems in development by the Population Council.

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

License Agreement with Knight Therapeutics Inc.

On July 30, 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Pursuant to the terms of the Knight License Agreement, Knight will pay us a milestone fee upon first regulatory approval in Canada of each of IMVEXXY and BIJUVA, sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY and BIJUVA and royalties based on aggregate annual sales of each of IMVEXXY and BIJUVA in Canada and Israel. Knight will be responsible for all regulatory and commercial activities in Canada and Israel related to IMVEXXY and BIJUVA. We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY and BIJUVA in Canada and Israel within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters. In connection with the Knight License Agreement, Knight entered into a subscription agreement with us, pursuant to which Knight purchased3,921,568 shares of our Common Stock concurrent with the closing of the underwritten public offering of Common Stock at a price of $5.10 , for proceeds of $20,000,000 , on August 6, 2018.

License Agreement with Theramex

On June 6, 2019, we entered into an exclusive license and supply agreement, or the License Agreement, with Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Territory. Under the terms of the License Agreement, Theramex paid us EUR14 million in cash as an upfront fee on August 5, 2019. Within thirty days of signing License Agreement, we are required to provide Theramex the regulatory materials and clinical data that are necessary for Theramex to obtain marketing authorizations and other applicable regulatory approvals for commercializing BIJUVA and IMVEXXY. The revenue related to fees received by us will be recognized once our performance obligations have been satisfied. We are eligible to receive additional milestone payments comprised of (i) up to an aggregate of EUR 2 million in regulatory milestone payments based on regulatory approvals for BIJUVA and IMVEXXY in certain specified markets and (ii) up to an aggregate of EUR 27.5 million in sales milestone payments to be paid in escalating tranches based on Theramex first attaining certain aggregate annual net sales milestones of BIJUVA and IMVEXXY in the Territory ranging from EUR 25 million to EUR100 million. We are also entitled to receive quarterly royalty payments on net sales of BIJUVA and IMVEXXY in the Territory. Theramex will be responsible for all regulatory and commercial activities for BIJUVA and IMVEXXY in the Territory. Theramex may sublicense its rights to commercialize BIJUVA and IMVEXXY in the Territory, except for certain specified markets. We may terminate the License Agreement if Theramex does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize BIJUVA and IMVEXXY within certain specified time periods. We also may terminate the License Agreement if Theramex challenges our patents. Either party may terminate the License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accrued payroll, bonuses and commission costs	$5,115,082	$6,854,002
Allowance for coupons and returns	6,340,450	5,294,120
Accrued sales and marketing costs	2,107,696	2,288,028
Accrued compensated absences	1,492,131	1,178,110
Allowance for wholesale distributor fees	2,077,444	792,891
Accrued legal and accounting expense	367,898	385,824
Accrued research and development	1,402,600	388,675
Operating lease liability	1,187,029	—
Accrued rent	—	365,155
Accrued rebates	2,251,047	412,570
Other accrued expenses	35,240	375,573
TOTAL OTHER CURRENT LIABILITIES	$22,376,617	$18,334,948

NOTE 9 – DEBT

On April 24, 2019, we entered into a Financing Agreement, or the Financing Agreement, with TPG Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of the Company’s subsidiaries party thereto from time to time as guarantors, which provides us with a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provides for availability to us in three tranches: (i) $200,000,000 was drawn upon entering into the Financing Agreement; (ii) $50,000,000 will be available to us upon the designation of our ANNOVERA product as a new category of birth control by the FDA on or prior to December 31, 2019 and satisfaction (or waiver) of other customary conditions precedent; and (iii) $50,000,000 will be available to us upon our achieving $11,000,000 in net revenues, as defined in the Financing Agreement, from our IMVEXXY, BIJUVA and ANNOVERA products for the fourth quarter of 2019 and satisfaction (or waiver) of other customary conditions precedent. Borrowings under the Facility accrue interest at either (i)3-month LIBOR plus7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus6.75%, subject to a prime rate floor of 5.20%, as selected by us. Interest on amounts borrowed under the Facility will be payable quarterly. The outstanding principal amount of the Facility is payable in four equal quarterly installments beginning on June 30, 2023, with the Facility maturing on March 31, 2024. We have the right to prepay borrowings under the Facility in whole or in part at any time, subject to a prepayment fee on the principal amount being prepaid of (i)30.0% for the first two years following the initial funding date of the applicable borrowing, (ii)5.0% for the third year following the initial funding date of the applicable borrowing, (iii)3.0% for the fourth year following the initial funding date of the applicable borrowing and (iv)1.0% for the fifth year following the initial funding date of the applicable borrowing but prior to March 31, 2024. In connection with the initial borrowing under the Facility, we paid, for the benefit of the lenders, a facility fee equal to 2.5% of the initial amount borrowed and will be required to pay such a facility fee in connection with any subsequent borrowings under the Facility. We are also required to pay the Administrative Agent and the lenders an annual administrative fee in addition to other fees and expenses. The Financing Agreement contains customary mandatory prepayments, restrictions and covenants applicable to us that are customary for financings of this type. Among other requirements, we are required to (i) maintain a minimum unrestricted cash balance of $50,000,000, which will increase to $60,000,000 if we draw either the second or third tranche of the Facility, and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our IMVEXXY, BIJUVA and ANNOVERA products beginning with the fiscal quarter ending December 31, 2020. The Financing Agreement also includes other representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the Administrative Agent and the lenders may declare all or a portion of our obligations under the Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Financing Agreement. The obligations of our company and its subsidiaries under the Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all existing and after-acquired assets of our company and its subsidiaries. The obligations under the Financing Agreement will be guaranteed by each of our future direct and indirect subsidiaries, subject to certain exceptions.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2018, we entered into a Credit and Security Agreement, or the Credit Agreement, with MidCap Financial Trust, or MidCap, as agent, or Agent, and as lender, and the additional lenders party thereto from time to time (together with MidCap as a lender, the Lenders), as amended. The Credit Agreement provided a secured term loan facility in an aggregate principal amount of up to $200,000,000, or the Term Loan. Under the terms of the Credit Agreement, the Term Loan was available to be made in three separate tranches, with each tranche to be made available to us, at our option, upon our achievement of certain milestones. Amounts borrowed under the Term Loan bore interest at a rate equal to the sum of (i) one-month LIBOR (subject to a LIBOR floor of1.50%) plus (ii)7.75% per annum.

On April 24, 2019, we terminated the Credit Agreement. A portion of the initial tranche of borrowing under the Financing Agreement in the amount of approximately $81,661,000 was used to repay all amounts outstanding under the Credit Agreement, which included a prepayment fee of 4%, a repayment fee of 4% and other fees and expenses payable to the lenders under the Credit Agreement. As a result of the termination of the Credit Agreement, we recorded $10,057,632 in loss on extinguishment of debt in the accompanying unaudited consolidated financial statements. Interest on amounts borrowed under the Term Loan was due and payable monthly in arrears. Interest expense for the six months ending June 30, 2019 related to the Credit Agreement was $1,816,747. During the six months ended June 30, 2019, and prior to the repayment of the Credit Agreement, we amortized $120,146 of deferred financing fees as interest expense in the accompanying unaudited consolidated financial statements.

As of June 30, 2019, we had $200,000,000 in borrowings outstanding under the Financing Agreement, which are classified as long-term debt in the accompanying unaudited consolidated financial statements. We incurred $6,652,270 in deferred financing fees related to the Financing Agreement. Deferred financing fees related to the entire Financing Agreement have been allocated pro rata between the funded and unfunded portions of each tranche. Allocated deferred financing fees related to Tranche 1 of $6,101,513 have been reflected as a debt discount and are accreted to interest expense using the effective interest method. Deferred financing fees associated with unfunded tranches were deferred as assets until the Tranche 2 and Tranche 3 milestones have been met. As of June 30, 2019, deferred financing fees related to Tranche 2 and Tranche 3 were included in other current assets in the accompanying consolidated financial statements. During both the three and six months ended June 30, 2019, we amortized $196,734 of deferred financing fees related to Tranche 1 as interest expense in the accompanying unaudited consolidated financial statements. Interest on amounts borrowed under the Financing Agreement is due and payable quarterly in arrears. Interest expense for both the three and six months ending June 30, 2019 was $3,985,000. The overall effective interest rate under the Financing Agreement was approximately 11% as of June 30, 2019. As of June 30, 2019 and December 31, 2018, the carrying value of debt consisted of the following:

	June 30, 2019	December 31, 2018
Financing Agreement	$200,000,000	$—
Credit Agreement	—	75,000,000
Debt discount and financing fees	(5,904,780)	(1,618,986)
TOTAL LONG-TERM DEBT	$194,095,220	$73,381,014

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10– NET LOSS PER SHARE

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

	Three and Six months ended
	June 30, 2019	June 30, 2018
Stock options	22,072,469	25,210,899
Warrants	1,832,571	3,007,571
Restricted stock awards	1,040,000	—
TOTAL	24,945,040	28,218,470

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2019, we had 10,000,000 shares of preferred stock, par value $0.001 per share, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At June 30, 2019, we had 350,000,000 shares of Common Stock authorized for issuance, of which 241,221,840 shares of Common Stock were issued and outstanding.

Issuances During the Three and Six Months Ended June 30, 2019

During the three months ended June 30, 2019, no options to purchase shares of Common Stock were exercised. During the six months ended June 30, 2019, certain individuals exercised stock options to purchase 276,383 shares of Common Stock for $100,107 in cash. Also, during the same period, stock options to purchase 12,097 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 11,834 shares of Common Stock were issued.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Purchase Common Stock

As of June 30, 2019, we had warrants outstanding to purchase an aggregate of 1,832,571 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.5 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.62 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend rate and the term of the warrant.

During the six months ended June 30, 2019, we granted warrants to purchase75,000 shares of Common Stock to outside consultants at an exercise price of $5.63 . The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; volatility of 60.8%; risk free rate of 2.52%; and dividend yield of 0%. The grant date fair value of the warrants was $3.00 per share. The warrants are vesting ratably over a 12-month period and have an expiration date of February 12, 2024. During the six months ended June 30, 2018, we granted warrants to purchase175,000 shares of Common Stock to outside consultants at an exercise price of $5.16 . The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; volatility of 62.1%; risk free rate of 2.36%; and dividend yield of 0%. The grant date fair value of the warrants was $2.79 per share. The warrants vest ratably over a 12-month period and have an expiration date of March 15, 2023.

During the three months ended June 30, 2019 and 2018, we recorded $56,172 and $164,840 , respectively, and during the six months ended June 30, 2019 and 2018, we recorded $141,888 and $256,315 , respectively, as share based compensation expense in the accompanying consolidated financial statements related to warrants. As of June 30, 2019, total unrecognized estimated compensation expense related to the unvested portion of these warrants was approximately $139,000 , which is expected to be recognized over a weighted-average period of0.6 years.

During the three months ended June 30, 2019 and 2018, no warrants to purchase shares of Common Stock were exercised.

During the six months ended June 30, 2019, warrants to purchase 1,250,000 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 471,184 shares of Common Stock were issued. During the six months ended June 30, 2018, no warrants were exercised.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of June 30, 2019, there were non-qualified stock options to purchase 15,116,995 shares of Common Stock outstanding under the 2009 Plan. Effective upon our adoption of the TherapeuticsMD, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, on June 20, 2019, no future awards may be made under the 2009 Plan.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of June 30, 2019, there were non-qualified stock options to purchase 6,317,974 shares of Common Stock outstanding and 1,040,000 restricted stock awards under the 2012 Plan. Effective upon our adoption of the 2019 Plan on June 20, 2019, no future awards may be made under the 2012 Plan.

On June 20, 2019, we adopted the 2019 Plan to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2019 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2019 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of June 30, 2019, there were16,812,383 shares of Common Stock authorized for issuance thereunder, consisting of (i)14,362,500 new shares, (ii)2,393,833 unallocated shares previously available for issuance under the 2012 Plan that were not then subject to outstanding “Awards” (as defined in the 2012 Plan), and (iii)56,050 unallocated shares previously available for issuance under the 2009 Plan that were not then subject to outstanding “Awards” (as defined in the 2009 Plan). Any shares subject to outstanding options or other equity “Awards” under the 2019 Plan, the 2012 Plan and the 2009 Plan that are forfeited, expire or otherwise terminate without issuance of the underlying shares, or if any such Award is settled for cash or otherwise does not result in the issuance of all or a portion of the shares subject to such Award (other than shares tendered or withheld in connection with the exercise of an Award or the satisfaction of withholding tax liabilities), the shares to which those Awards were subject, shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for delivery with respect to Awards under the 2019 Plan. As of June 30, 2019, there were non-qualified stock options to purchase 637,500 shares of Common Stock outstanding under the 2019 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The assumptions used in the Black-Scholes Model for options granted during the six months ended June 30, 2019 and 2018 are set forth in the table below.

	Six months ended June 30,
	2019	2018
Risk-free interest rate	2.19—2.54%	2.38—2.63%
Volatility	61.25—61.85%	61.82—64.04%
Term (in years)	5.5—6.25	5.1—6.25
Dividend yield	0.00%	0.00%

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the 2009, 2012 and 2019 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2018	20,872,824	$4.93	5.94	$12,239,876
Granted	1,544,500	$4.40
Exercised	(288,480)	$0.35		$1,315,238
Expired/Forfeited	(56,375)	$5.77
Balance at June 30, 2019	22,072,469	$4.95	5.80	$3,945,665
Vested and Exercisable at June 30, 2019	17,125,888	$4.79	4.94	$3,945,665
Unvested at June 30, 2019	4,946,581	$5.48	8.79	$0

At June 30, 2019, our outstanding stock options had exercise prices ranging from $0.10 to $8.92 per share. The weighted average grant date fair value per share of options granted was $2.57 and $3.15 during the six months ended June 30, 2019 and 2018, respectively. Share-based compensation expense for options recognized in our results of operations for the three months ended June 30, 2019 and 2018 ($2,230,829 and $2,212,241 , respectively) and for the six months ended June 30, 2019 and 2018 ($4,374,069 and $3,872,125 , respectively) is based on vested awards. At June 30, 2019, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $11,606,000 which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of2.1 years. No tax benefit was realized due to a continued pattern of operating losses.

Restricted Stock

Restricted stock awards granted under our 2009, 2012 and 2019 Plans entitle the holder to receive, at the end of vesting period, a specified number of shares of our Common Stock. Share-based compensation expense is measured by the market value of our Common Stock on the day of the grant. The shares vest ratably over the period specified in the grant. There is no partial vesting and any unvested portion is forfeited.

On December 13, 2018, we granted 1,040,000 restricted stock units to certain executive employees which will vest at the end of the third year. The grant date fair value was $4.06 per unit. During the three and six months ended June 30, 2019 we recorded $350,263 and $696,676 , respectively, in share-based compensation expense related to restricted stock units. At June 30, 2019, total unrecognized estimated compensation expense related to unvested restricted stock units was approximately $3,453,000 , which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.5 years. At June 30, 2019,1,040,000 restricted stock awards remained outstanding.

Cash-Settled Stock Appreciation Rights (SARs)

On July 1, 2018, we issued cash-settled SARs to certain consultants and employees. The SARs plan year began on July 1, 2018 and ended on or immediately following June 30, 2019. SARs were granted with a grant price equal to the market value of a share of our Common Stock on the date of grant. Cash-settled SARs provided for the cash payment of the excess of the fair market value of our Common Stock on June 30, 2019 over the grant price. Cash-settled SARs have no effect on dilutive shares or shares outstanding as any appreciation of our Common Stock over the grant price is paid in cash and not in Common Stock.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash settled SARs were recorded in our consolidated balance sheets as a liability until the date of exercise. The fair value of each SAR award was estimated using the Black-Scholes valuation model. In accordance with ASC Topic 718, “Stock Compensation,” the fair value of each SAR award was recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value and the percent vested. At June 30, 2019, the fair market value of our Common Stock was lower than the grant price of SARs and, as a result, the recorded liability was reversed and no cash payment was made.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2019 as a result of (i) the losses recorded during the six months ended June 30, 2019, (ii) additional losses expected for the remainder of 2019, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2019, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 13 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our company or a committee consisting of independent directors of our company since July 2015. During the three months ended June 30, 2019 and 2018, we were billed by Catalent approximately $ 974,000 and $ 1,266,000 , respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. During the six months ended June 30, 2019 and 2018, we were billed by Catalent approximately $ 2,371,000 and $ 2,040,000 , respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of June 30, 2019 and December 31, 2018, there were amounts due to Catalent of approximately $ 243,000 and $ 88,000 , respectively.

NOTE 14 – BUSINESS CONCENTRATIONS

We purchase our prescription products from several suppliers with approximately 14%,18%,31% and37% of our purchases were supplied by four vendors each, respectively, during the six months ended June 30, 2019 and approximately 100% of our purchases were supplied from one vendor for the six months ended June 30, 2018.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the six months ended June 30, 2019, three customers each generated more than 10% of our total revenues. During the six months ended June 30, 2018, four customers each generated more than 10% of our total revenues. Revenue generated from the three customers combined accounted for approximately 60% of our recognized revenue for the six months ended June 30, 2019 and revenue generated from the four customers combined accounted for approximately71% of our recognized revenue for the six months ended June 30, 2018.

During the six months ended June 30, 2019,   Pillpack, Inc. accounted for approximately $3,615,000of our revenue, AmerisourceBergen accounted for approximately $1,365,000of our revenue and Cardinal Health accounted for approximately $1,048,000of our revenue. During the six months ended June 30, 2018, PI Services generated approximately $981,000of our revenue, Pillpack, Inc. generated approximately $2,088,000of our revenue, AmerisourceBergen generated approximately $1,283,000of our revenue and Cardinal Health generated approximately $971,000of our  revenue.

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

In October 2018, we entered into a lease for new corporate offices in Boca Raton, Florida. The lease includes 56,212 rentable square feet, or the full premises, of which lease on 7,561 square feet commenced in 2018 and the lease on the remaining 48,651 square feet will commence sometime in the third quarter of 2019, or the full premises commencement date. The lease will expire 11 years after full premises commencement date, unless terminated earlier in accordance with the terms of the lease. We have the option to extend the term of the lease for two additional consecutive periods of five years. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised. The term of the lease includes escalating rent and free rent periods. We are also responsible for certain other operating costs under the lease, including electricity and utility expenses. In addition, we will be entitled to reimbursement from the landlord of up to $1,800,000 for tenant improvements. In June 2019, we entered into an agreement with the same lessors to lease additional 6,536 square feet of administrative office space in the same location, pursuant to an addendum to such lease, which is expected to commence as soon as the fourth quarter of 2019.

THERAPEUTICSMD, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental lease information as of June 30, 2019
Right-of-use asset (included in Other assets)	$3,316,436
Short-term operating lease liability (included in Other current liabilities)	$1,187,029
Long-term operating lease liability	$2,488,101
Weighted average remaining term	5Years
Weighted average discount rate	8.25%

Supplemental cash flow information for the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating lease	$564,092
Right-of-use assets obtained in exchange for lease obligation	$3,760,171

The following table reconciles the undiscounted cash flows for all operating leases at June 30, 2019 to the operating lease liabilities recorded on the balance sheet:

Years Ending December 31,
2019 (6 months)	$595,649
2020	1,292,914
2021	1,135,467
2022	172,651
2023	176,968
Thereafter	1,228,504
Total undiscounted lease payments	4,602,153
Less: imputed interest	(927,023)
Present value of lease payments	$3,675,130

As of June 30, 2019, we estimated undiscounted fixed future minimum rental commitments of approximately $13,300,000 and estimated undiscounted variable future minimum rental commitments of approximately $6,400,000 over the term of the lease related to the operating lease for the new corporate office that we entered into in October 2018 and an additional suite that we entered into in 2019 that had not commenced yet, as disclosed above. During the three and six months ended June 30, 2019, operating lease expense related to our real estate leases was approximately $295,000 and $590,000 , respectively, and variable lease expense was insignificant for the three and six months ended June 30, 2019. Rent expense totaled $257,000 and $515,000 during the three and six months ended June 30, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on February 27, 2019, or our Annual Report, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: our ability to maintain or increase sales of our approved products; our ability to develop and commercialize IMVEXXY®, BIJUVA®, ANNOVERA™ and our hormone therapy drug candidates and obtain additional financing necessary therefor; our commercialization, marketing and manufacturing capabilities and strategy for our approved products; the size of markets and the potential market opportunity for which our products are approved and our ability to penetrate such markets; the rate and degree of market acceptance of our products; the willingness of healthcare providers to prescribe and patients to use our products; our ability to obtain additional financing when needed; our competitive position and the success of competing products that are or become available for the indications that we are pursuing; our intellectual property position; whether we will be able to comply with the covenants and conditions under our term loan agreement; the length, cost and uncertain results of our clinical trials, the potential of adverse side effects or other safety risks that could adversely affect the commercialization of our current or future approved products; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the ability of our licensees to commercialize and distribute IMVEXXY and BIJUVA; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

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

This Quarterly Report on Form 10-Q includes our trademarks, trade names and service marks, such as IMVEXXY®, BIJUVA® and ANNOVERA™ which are protected under applicable intellectual property laws and are the property of our company. This Quarterly Report on Form 10-Q also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this quarterly report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

With our SYMBODA™ technology, we are developing and commercializing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. Our commercialization plan allows us to efficiently leverage and grow our marketing and sales organization to commercialize our recently approved products. During 2018, the U.S. Food and Drug Administration, or FDA, approval of our drugs has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our drugs. In July 2018, we launched our FDA approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. In April 2019, we launched our FDA-approved product BIJUVA, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA on October 28, 2018. We are also focused on commercialization activities necessary for launch of ANNOVERA (segesterone acetate/ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent unintended pregnancy for up to a full year, which was approved by the FDA on August 10, 2018. On July 30, 2018, we entered into an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA in the U.S. In addition, on July 30, 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. On June 6, 2019, we entered into an exclusive license and supply agreement, or the License Agreement, with Theramex HQ UK Limited, or Theramex, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Territory.

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

IMVEXXY

On May 30, 2018, we announced that the FDA had approved the 4 μg and 10 μg doses of IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of VVA, due to menopause. The 4-μg formulation of IMVEXXY represents the lowest FDA-approved dose of vaginal estradiol available.

On July 9, 2018, we launched IMVEXXY 10-μg with our early experience program to a targeted sample of healthcare providers, or HCPs, throughout the U.S. The national launch of the 10-μg dose of IMVEXXY began in August 2018, and the 4-μg dose of IMVEXXY launched on September 13, 2018. Since FDA approval of our NDA for IMVEXXY, we have been focused on executing our launch plan. The key objectives of our launch plan include: (i) providing broad commercial access at the retail level and with commercial payers, (ii) increasing awareness and appreciation of the clinical and patient features of IMVEXXY amongst HCPs, (iii) designing and deploying our customer facing model, and (iv) developing our internal capabilities (for example, in the areas of finance, human resources, medical affairs, information technology, data analytics, pharmacovigilance capacity and compliance) to support our commercial-stage company. We have made progress in each of these key strategic areas:

Commercial Access:

●
Both the 4-μg and 10-μg doses of IMVEXXY are broadly available in major pharmacy chains in the U.S., as well as with our BIO-IGNITE™ partners, via our third-party logistics and our distribution partners.

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

●
Through June 30, 2019, we achieved unrestricted coverage with seven of the top ten commercial payers of VVA products and we continue to sign new agreements with payers to cover IMVEXXY.  In addition, as of June 30, 2019, two of the top six Medicare Part D payers of VVA products were adjudicating IMVEXXY.

●
Beginning at launch, we instituted a patient education and affordability program that allows all eligible enrolled patients to receive IMVEXXY at a reasonable cost. When a product is not covered, the patient is responsible to pay the full price for the medication, which can significantly limit a patient’s ability to pay and subsequent utilization of the product. With our co-pay assistance program, eligible enrolled patients do not pay more than $35 for a prescription of IMVEXXY.

Brand Awareness and Adoption:

●
In addition to our focus on direct selling from our sales organization, we have executed a branded multichannel awareness campaign for HCPs leveraging digital, non-personal promotion and journal advertising and have already reached most of the active writing HCPs within the VVA category with IMVEXXY branded messages. The focus of our interactions with HCPs included: (i) introducing IMVEXXY and highlighting the unmet medical need that IMVEXXY can fulfill for many women, (ii) increasing awareness of the clinical data and patient features of IMVEXXY, and (iii) familiarizing HCPs with our patient support services for IMVEXXY. Based on our early sales effectiveness research, more than 90% of HCPs that responded to our surveys indicated that they have prescribed or intend to prescribe IMVEXXY. As of June 30, 2019, more than 13,000 HCPs had sent an IMVEXXY prescription to a pharmacy for at least one patient.

Patient Affordability and Adherence Programs:

●
We believe the patient affordability and adherence programs that we created and piloted around our prescription prenatal vitamin business have the potential to improve patient compliance for IMVEXXY, compared to other products in the VVA category. We launched our patient affordability and adherence program for IMVEXXY to help patients manage out-of-pocket costs (eligible enrolled patients pay no more than $35 per prescription) and improve education regarding VVA and IMVEXXY with the goal of increasing patient adherence and compliance for an improved treatment experience. As of June 30, 2019, 93% of our total IMVEXXY fills have utilized the patient savings programs. We plan to launch print and digital direct-to-consumer marketing for IMVEXXY in the second half of 2019. As of June 30, 2019, we had approximately 70,700 patients who have received at least one paid IMVEXXY prescription filled at a pharmacy.

Customer Model:

●
As of June 30, 2019, we had a sales force targeting approximately 200 territories, covering approximately 35,000 HCPs, and deploying a hybrid sales model that combines an internal sales leadership team with a fully dedicated contract sales force to call on our customer universe. Additionally, we have an internal sales team that calls on HCP’s that fall outside of our targeted territories. We have also deployed our Key Account Managers (KAMs) to engage with our BIO-IGNITE™ partners.

Infrastructure:

●
We continue to develop our internal capabilities and sales force to support the launch of IMVEXXY. We have launched KAMs to support our BIO-IGNITE partners and continue to build our internal capabilities to support both organizations, including compliance professionals and programs and key data support systems that provide real-time data for the sales force and KAMs.

Regulatory:

●
As part of the FDA’s approval of IMVEXXY, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen. The FDA has also asked the sponsors of other vaginal estrogen products to also participate in the observational study. In connection with the observational study, we will be required to provide progress reports to the FDA on an annual basis. The development of this study is underway, and we do not believe that the costs will be material. In addition, the FDA asked for post-approval information with respect to certain characteristics related to the product’s specifications, which we submitted to FDA.

BIJUVA

On October 28, 2018, the FDA approved BIJUVA (estradiol and progesterone) capsules, 1 mg/100 mg, the first and only FDA-approved bioidentical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate-to-severe vasomotor symptoms, or VMS (commonly known as hot flashes or flushes), due to menopause in women with a uterus. The estrogen and progesterone in BIJUVA have the same chemical and molecular structure as the hormones that are naturally produced in a woman’s body.

We launched BIJUVA on April 17, 2019 with a similar model to IMVEXXY. The key objectives of our launch plan include: (i) broad commercial access at the retail level and with commercial payers, (ii) increasing awareness and appreciation of the clinical and patient features of BIJUVA amongst HCPs, (iii) expanding and leveraging our existing customer facing model, and (iv) leverage our internal capabilities (for example, in the areas of finance, human resources, information technology, data analytics and compliance) to support the launch of BIJUVA.

Our focus is first on key OB/GYN targets, particularly those that have already adopted IMVEXXY, to deliver the core clinical messages as well as provide information on our patient affordability and adherence programs. In support of BIJUVA, our field force was expanded to approximately 200 territories. In addition, we continue to expand our BIO-IGNITE program throughout 2019 with a fuller expansion towards the end of 2019 when the six-month payer block for BIJUVA is expected to lift.

We launched our patient affordability and adherence program for BIJUVA, similar to IMVEXXY, to help patients manage out-of-pocket costs (eligible enrolled patients pay no more than $35 per prescription) and improve patient education with the goal of increasing patient adherence and compliance for an improved treatment experience. As of June 30, 2019, 87% of our total BIJUVA fills have utilized the patient savings programs. As of June 30, 2019, we have approximately 3,100 patients who have received at least one paid BIJUVA prescription filled at a pharmacy.

We believe that the successful launch of IMVEXXY allows us to leverage existing contracts with our third-party logistics partner and our distribution partners. We anticipate similar timing regarding payer coverage as we experienced with IMVEXXY as many commercial payers employ “new-to-market blocks” for newly launched brands until they have the opportunity to make a coverage decision based upon their internal review. However, our ability to leverage existing payer contracts by amending to include BIJUVA along with our recent experience with the payers may simplify the process. Through June 30, 2019, we achieved unrestricted coverage with two of the top ten commercial payers of VMS products and we continue to sign new agreements with payers to cover BIJUVA.  In addition, as of June 30, 2019, one of the top six Medicare Part D payers of VMS products was adjudicating BIJUVA.

With the approval of BIJUVA, the FDA required a post-approval commitment to further develop and validate our in-vitro dissolution method to show how BIJUVA is released from the capsule in an in-vitro setting for quality control assessments. The development of this method and validation were completed and submitted to FDA as required in our approval.

ANNOVERA

On July 30, 2018, we entered into an exclusive license agreement with the Population Council to commercialize in the U.S. ANNOVERA (segesterone acetate/ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a full year, which was approved by the FDA on August 10, 2018.

ANNOVERA was classified by the FDA as a “new chemical entity,” or NCE, and thus has five years of regulatory exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. ANNOVERA is a one-year ring-shaped contraceptive vaginal system, or CVS. ANNOVERA, which is made with a silicone elastomer, contains segesterone acetate, a 19-nor progesterone derivative also known as Nestorone®, or NES, and ethinyl estradiol, or EE. EE is an approved active ingredient in many marketed hormonal products. Segesterone acetate, a new chemical entity, is a potent progestin that is not active orally but is active when administered via non-oral routes such as vaginal rings, implants, and transdermal systems. NES has been evaluated in 51 clinical studies across these delivery systems with more than 26,794 cycles of exposure.

ANNOVERA can be inserted and removed by the woman herself without the aid of a healthcare provider and, unlike oral contraceptives, or OCs, ANNOVERA does not require daily administration to obtain the contraceptive effect. After 21 days of use, the woman removes ANNOVERA for seven days, thereby providing a regular bleeding pattern (i.e., withdrawal/scheduled bleeding). The same CVS is then re-inserted for additional 21/7-days in/out, for up to a total of 13 cycles (one year). ANNOVERA releases daily vaginal doses of both active ingredients (NES and EE). The claimed release rate of 150 μg/day NES and 13/day μg EE is supported by the calculated average release rate from an ex vivo analysis of ANNOVERA used for 13 cycles and is also supported by data from 13 cycles of in vitro release.

We have commenced and plan to continue to conduct pre-launch activities for ANNOVERA during the second half of 2019, with a full-scale launch planned for the first quarter of 2020. We intend to leverage our existing infrastructure, including our sales force, to commercialize ANNOVERA, together with our recently approved IMVEXXY and BIJUVA products. ANNOVERA will also follow the same commercialization model as IMVEXXY and BIJUVA.

As part of the FDA’s approval of IMVEXXY, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen. The FDA has also asked the sponsors of other vaginal estrogen products to also participate in the observational study. In connection with the observational study, we will be required to provide progress reports to the FDA on an annual basis. The development of this method is underway, and we do not believe that the costs will be material. In addition, the FDA asked for post-approval information with respect to certain characteristics related to the product’s specifications, which we submitted to FDA.

As part of the approval of ANNOVERA, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism. A protocol submission for the study is due to the FDA in August 2019. We have agreed to perform and pay the costs and expenses associated with this post-approval study, provided that if the costs and expenses associated with such post-approval study exceed $20 million, half of such excess will offset against royalties or other payments owed by us to the Population Council under the Population Council License Agreement. Given the observational nature of the study, we do not believe that the costs of the study will be material on an annual basis.

As of June 30, 2019, we had 27 issued foreign patents and 26 issued domestic or, U.S., patents, which included 15 domestic utility patents that relate to BIJUVA, five domestic utility patents that relate to IMVEXXY, which establish an important intellectual property foundation for IMVEXXY, one domestic utility patent that relates to a pipeline transdermal patch technology, one domestic utility patent that relates to our topical-cream candidates, one domestic utility patent that relates to a product candidate containing d-limonene, one domestic utility patent that relates to our OPERA® information technology platform that we wrote off in the second quarter of 2019 as we no longer use the system, and two domestic utility patents that relate to TX-009HR, our progesterone and estradiol drug candidate.

Research and Development Expenses

A portion of our operating expenses to date have been incurred in research and development activities.  Research and development expenses relate primarily to the discovery and development of our drug candidates.  Our business model is dependent upon our company continuing to conduct research and development.  Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, and consultants that conduct our preclinical studies; employee-related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing and controls capabilities, and costs associated with other research activities and regulatory approvals. Other research and development costs listed below consist of costs incurred with respect to drug candidates that have not received Investigational New Drug application approval from the FDA.

The following table indicates our research and development expense by project for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(000s)		(000s)
TX 001-HR (BIJUVA)	$905	$2,062	$2,415	$5,415
TX 004-HR(IMVEXXY)	577	1,758	1,342	3,158
ANNOVERA	840	—	1,714	—
Other research and development	2,642	2,979	5,811	5,265
Total	$4,964	$6,799	$11,282	$13,838

Research and development expenditures will continue to be incurred as we develop our drug pipeline, continue stability testing and validation on our drugs, develop and validate secondary manufacturers, prepare regulatory submissions and work with regulatory authorities on existing submissions.

The costs of clinical trials may vary significantly over the life of a project owing to a variety factors. We base our expenses related to clinical trials on estimates that are based on our experience and estimates from CROs and other third parties. Research and development expenditures for the drug candidates will continue after the trial completes for on-going stability and laboratory testing, regulatory submission and response work. For a discussion of the nature of efforts, steps and costs necessary to complete these projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Results of Operations

Three months ended June 30, 2019 compared with three months ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Change
	(000s)
Revenues, net	$6,079	$3,763	$2,316
Cost of goods sold	1,249	454	795
Operating expenses	46,467	36,331	10,136
Operating loss	(41,637)	(33,022)	(8,615)
Other expense, net	(13,600)	(197)	(13,403)
Net loss	$(55,237)	$(33,219)	$(22,018)

Revenues and Cost of Goods Sold

Revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. Revenues for the three months ended June 30, 2019 increased approximately $2,316,000, or 62%, to approximately $6,079,000, compared with approximately $3,763,000 for the three months ended June 30, 2018. Revenues increased primarily due to sales of approximately $3,122,000 of IMVEXXY and approximately $134,000 of BIJUVA in the current period, partially offset by a decrease in prenatal vitamin sales of approximately $940,000. The revenue decrease related to our prenatal vitamins was primarily affected by lower number of units sold as compared to the prior year. We launched IMVEXXY in the third quarter of 2018 and BIJUVA in the second quarter of 2019. Since the launches, revenues related to our newly approved drugs have been greatly affected by the co-pay assistance programs that we introduced to launch IMVEXXY and BIJUVA, which allowed eligible enrolled patients to access the products at a reasonable cost of no more than $35 per prescription regardless of insurance coverage. We expect our revenues related to IMVEXXY and BIJUVA to improve as commercial and Medicare payer coverage increases, and plans complete the process needed to adjudicate IMVEXXY and BIJUVA prescriptions at pharmacies.

Cost of goods sold increased approximately $795,000, or 175%, to approximately $1,249,000 for the three months ended June 30, 2019, compared with approximately $454,000 for the three months ended June 30, 2018, primarily due to an increased number of units sold as well as a higher cost per unit following the launch of our drugs. Our gross margin was approximately 79% and 88% for the three-month periods ended June 30, 2019 and 2018, respectively, primarily due to the product mix related to our prenatal vitamins and our recently launched drugs.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended June 30,
	2019	2018
Sales and marketing costs, excluding human resource costs	45.1%	45.8%
Human resource related costs, including salaries, benefits and taxes	27.0%	21.9%
Product research and development costs	10.7%	18.7%
Professional fees and consulting costs	7.3%	5.4%
Other operating expenses	9.9%	8.2%

Operating expenses increased by approximately $10,136,000, or 28%, to approximately $46,467,000 for the three months ended June 30, 2019, from approximately $36,331,000 for the three months ended June 30, 2018 as a result of the following items:

	Three Months Ended June 30,
	2019	2018	Change
	(000s)
Sales and marketing, excluding human resources costs	$20,978	$16,623	$4,355
Human resource related costs, including salaries, benefits and taxes	12,546	7,968	4,578
Product research and development costs	4,964	6,799	(1,835)
Professional fees and consulting costs	3,391	1,966	1,425
Other operating expenses	4,588	2,975	1,613
Total operating expenses	$46,467	$36,331	$10,136

Sales and marketing costs for the three months ended June 30, 2019 increased by approximately $4,355,000, or 26%, to approximately $20,978,000, compared with approximately $16,623,000 for the three months ended June 30, 2018, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and commercialization of IMVEXXY and BIJUVA, including costs related to outsourced sales personnel and their related expenses, physician education and product samples, advertising and travel expenses related to product commercialization. We expect sales and marketing expenses to continue to increase as we continue the launch of BIJUVA, prepare for the launch of ANNOVERA and continue to support our growing business and commercialization of our products.

Human resource costs, including salaries, benefits and taxes, for the three months ended June 30, 2019 increased by approximately $4,578,000, or 57%, to approximately $12,546,000, compared with approximately $7,968,000 for the three months ended June 30, 2018, primarily as a result of an increase of approximately $4,190,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our drugs and an increase of approximately $388,000 in non-cash compensation expense included in this category related to employee stock based compensation during 2019 as compared to 2018.

Research and development costs for the three months ended June 30, 2019 decreased by approximately $1,835,000, or 27%, to approximately $4,964,000, compared with $6,799,000 for the three months ended June 30, 2018.  Research and development costs include costs related to manufacturing validation and clinical trials, as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased primarily as a result of certain employees and activities that were previously classified as research and development being transferred to operations as they began to support commercial and launch efforts after the FDA approvals of IMVEXXY and BIJUVA.

○	Since the project’s inception in February 2013, we have incurred approximately $129,602,000 in research and development costs with respect to BIJUVA.

○	Since the project’s inception in April 2013, we have incurred approximately $2,525,000 in research and development costs with respect to TX-002HR.

○	Since the project’s inception in August 2014, we have incurred approximately $47,081,000 in research and development costs with respect to IMVEXXY.

For a discussion of the nature of efforts, steps and costs related to our research and development projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Professional fees for the three months ended June 30, 2019 increased by approximately $1,425,000, or 72%, to approximately $3,391,000, compared with approximately $1,966,000 for the three months ended June 30, 2018, primarily as a result of increased recruiting and consulting fees.

All other operating expense for the three months ended June 30, 2019 increased by approximately $1,613,000, or 54%, to approximately $4,588,000, compared with approximately $2,975,000 for the three months ended June 30, 2018, as a result of increased information technology, travel, dues and subscriptions, allowance for bad debt expense, insurance and other office expenses primarily to support commercialization of our new drugs.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $8,615,000, or 26%, to approximately $41,637,000 for the three months ended June 30, 2019, compared with approximately $33,022,000 for the three months ended June 30, 2018, primarily as a result of increased personnel costs, sales and marketing expenses to support commercialization of IMVEXXY and BIJUVA, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, partially offset by an increase in revenue and a decrease in research and development costs.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA and ANNOVERA will be successful.

Other Expense

Other non-operating expense changed by approximately $13,403,000 to an expense of approximately $13,600,000 for the three months ended June 30, 2019 compared with an expense of approximately $197,000 for the three months ended June 30, 2018, primarily as a result of loss on extinguishment of debt and increased interest expense related to our debt.  For more information regarding the refinancing of our credit facility during the quarter, see “– Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $22,018,000, or 66%, to approximately $55,237,000 for the three months ended June 30, 2019, compared with approximately $33,219,000 for the three months ended June 30, 2018. Net loss per share of Common Stock, basic and diluted, was ($0.23) and ($0.15) for the three months ended June 30, 2019 and 2018, respectively.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change
	(000s)
Revenues, net	$10,026	$7,536	$2,490
Cost of goods sold	2,012	1,088	924
Operating expenses	87,756	64,186	23,570
Operating loss	(79,742)	(57,738)	(22,004)
Other (expense) income, net	(15,001)	117	(15,118)
Net loss	$(94,743)	$(57,621)	$(37,122)
Revenues and Cost of Goods Sold

Revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. Revenues for the six months ended June 30, 2019 increased approximately $2,490,000, or 33%, to approximately $10,026,000, compared with approximately $7,536,000 for the six months ended June 30, 2018. Revenues increased primarily due to sales of approximately $5,133,000 of IMVEXXY and approximately $134,000 of BIJUVA in the current period, partially offset by a decrease in prenatal vitamin sales of approximately $2,777,000. The revenue decrease related to our prenatal vitamins was primarily affected by lower number of units sold as compared to the prior year. We launched IMVEXXY in the third quarter of 2018 and BIJUVA in the second quarter of 2019. Since the launches, revenues related to our newly approved drugs have been greatly affected by the co-pay assistance programs that we introduced to launch IMVEXXY and BIJUVA, which allowed eligible patients to access the product at a reasonable cost of no more than $35 per prescription regardless of insurance coverage. We expect our revenues related to IMVEXXY and BIJUVA to improve as commercial and Medicare payer coverage increase, and plans complete the process needed to adjudicate IMVEXXY and BIJUVA prescriptions at pharmacies.

Cost of goods sold increased approximately $924,000, or 85%, to approximately $2,012,000 for the six months ended June 30, 2019, compared with approximately $1,088,000 for the six months ended June 30, 2018, primarily due to an increased number of units sold. Our gross margin was approximately 80% and 86% for the six-month periods ended June 30, 2019 and 2018, respectively, primarily due to the product mix related to our prenatal vitamins and our recently launched drugs.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Six Months Ended June 30,
	2019	2018
Sales and marketing costs, excluding human resource costs	43.3%	42.2%
Human resource related costs, including salaries, benefits and taxes	27.0%	22.4%
Product research and development costs	12.9%	21.6%
Professional fees and consulting costs	6.8%	5.9%
Other operating expenses	10.0%	7.9%

Operating expenses increased by approximately $23,570,000, or 37%, to approximately $87,756,000 for the six months ended June 30, 2019, from approximately $64,186,000 for the six months ended June 30, 2018 as a result of the following items:

	Six Months Ended June 30,
	2019	2018	Change
	(000s)
Sales and marketing, excluding human resources costs	$37,991	$27,118	$10,873
Human resource related costs, including salaries, benefits and taxes	23,655	14,385	9,270
Product research and development costs	11,282	13,838	(2,556)
Professional fees and consulting costs	5,925	3,761	2,164
Other operating expenses	8,903	5,084	3,819
Total operating expenses	$87,756	$64,186	$23,570

Sales and marketing costs for the six months ended June 30, 2019 increased by approximately $10,873,000, or 40%, to approximately $37,991,000, compared with approximately $27,118,000 for the six months ended June 30, 2018, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and commercialization of IMVEXXY and BIJUVA, including costs related to outsourced sales personnel and their related expenses, physician education and product samples, advertising and travel expenses related to product commercialization. We expect sales and marketing expenses to continue to increase as we continue the launch of BIJUVA, prepare for the launch of ANNOVERA, and continue to support our growing business and commercialization of our products.

Human resource costs, including salaries, benefits and taxes, for the six months ended June 30, 2019 increased by approximately $9,270,000, or 64%, to approximately $23,655,000, compared with approximately $14,385,000 for the six months ended June 30, 2018, as a result of an increase of approximately $8,019,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our drugs and an increase of approximately $1,251,000 in non-cash compensation expense included in this category related to employee stock based compensation during 2019 as compared to 2018.

Research and development costs for the six months ended June 30, 2019 decreased by approximately $2,556,000, or 18%, to approximately $11,282,000, compared with $13,838,000 for the six months ended June 30, 2018. Research and development costs included costs related to on-going stability and laboratory testing and clinical trials, as well as salaries, wages, noncash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased for the six months ended June 30, 2019 as compared to the prior period primarily as a result of the completion of the REPLENISH Trial for BIJUVA and FDA approval of IMVEXXY and BIJUVA, partially offset by scale-up and manufacturing activities for BIJUVA before FDA approval as well as increased pre-clinical work to support our product pipeline.  Research and development costs also decreased as a result of certain employees and activities previously classified as research and development to be transferred to operations as they began to support commercial and launch efforts after FDA approvals of IMVEXXY and BIJUVA.

For a discussion of the nature of efforts, steps and costs related to our research and development projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Professional fees for the six months ended June 30, 2019 increased by approximately $2,164,000, or 58%, to approximately $5,925,000, compared with approximately $3,761,000 for the six months ended June 30, 2018, primarily as a result of increased recruiting and consulting fees.

All other operating expense for the six months ended June 30, 2019 increased by approximately $3,819,000, or 75%, to approximately $8,903,000, compared with approximately $5,084,000 for the six months ended June 30, 2018, as a result of increased information technology, travel, allowance for bad debt expense, insurance and other office expenses primarily to support commercialization of our new drugs.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $22,004,000, or 38%, to approximately $79,742,000 for the six months ended June 30, 2019, compared with approximately $57,738,000 for the six months ended June 30, 2018, primarily as a result of increased personnel costs, sales and marketing expenses to support commercialization of IMVEXXY and BIJUVA, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, as well a decrease in revenue, partially offset by a decrease in research and development costs.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA and ANNOVERA will be successful.

Other (Expense) Income

Other non-operating (expense) income changed by approximately $15,118,000 to an expense of approximately $15,001,000 for the six months ended June 30, 2019 compared with an income of approximately $117,000 for the six months ended June 30, 2018, primarily as a result of loss on extinguishment of debt and increased interest expense related to our debt. For more information regarding the refinancing of our credit facility during the quarter, see “– Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $37,122,000, or 64%, to approximately $94,743,000 for the six months ended June 30, 2019, compared with approximately $57,621,000 for the six months ended June 30, 2018. Net loss per share of Common Stock, basic and diluted, was ($0.39) and ($0.27) for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the three years ended December 31, 2018, we received approximately $293,344,000 in net proceeds from the issuance of shares of our Common Stock. As of June 30, 2019, we had cash and cash equivalents totaling approximately $182,846,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

Our net days sales outstanding, or net DSO, is calculated by dividing gross accounts receivable less the reserve for doubtful accounts, chargebacks and payment discounts divided by the average daily net revenues during the quarter. We also disclose gross DSO, which includes the calculation of gross accounts receivable divided by the average daily gross revenues to distributors during the quarter. For the three months ended June 30, 2019, our gross DSO was 65 days compared to 77 days for the three months ended December 31, 2018 and our net DSO was 275 days for the three months ended June 30, 2019 compared to 200 days for the three months ended December 31, 2018. Our net DSO was affected by extended terms and increased coupons and discounts given to our customers in connection with the launch of IMVEXXY and BIJUVA timing of cash receipts after June 30, 2019. Our gross DSO decreased due to consignment arrangements that we entered into in the second quarter of 2019. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the launch of IMVEXXY, BIJUVA and ANNOVERA and changes in the healthcare industry

On April 24, 2019, we entered into a Financing Agreement, or the Financing Agreement, with TPG Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of the Company’s subsidiaries party thereto from time to time as guarantors, which provided us with a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provides for availability to us in three tranches: (i) $200,000,000 was drawn upon entering into the Financing Agreement; (ii) $50,000,000 will be available to us upon the designation of ANNOVERA as a new category of birth control by the FDA on or prior to December 31, 2019 and satisfaction (or waiver) of other customary conditions precedent; and (iii) $50,000,000 will be available to us upon our achieving $11,000,000 in net revenues from our IMVEXXY, BIJUVA and ANNOVERA products for the fourth quarter of 2019 and satisfaction (or waiver) of other customary conditions precedent. A portion of the initial tranche of borrowing under the Facility in the amount of approximately $81,661,000 was used to repay all amounts outstanding under our prior financing agreement with MidCap Financial Trust, or the MidCap Agreement. As a result of the termination of the MidCap Agreement, we recorded $10,057,632 in loss on extinguishment of debt in our unaudited consolidated financial statements. We believe that our existing cash and availability under the Facility will allow us to fund our operating plan through at least the next 12 months from the date of this Quarterly Report. However, if the commercialization of IMVEXXY, BIJUVA or ANNOVERA is delayed, our existing cash and availability under the Facility, if we are able to access such funds, may be insufficient to satisfy our liquidity requirements until we are able to commercialize IMVEXXY, BIJUVA and ANNOVERA and we may not be able to access funds under the Facility. If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing and other commercialization and pre-commercialization efforts and we may seek to sell additional equity or debt securities. Our ability to sell debt securities or obtain additional debt financing is restricted pursuant to the Financing Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, to the extent permitted under the Financing Agreement, the ownership interests of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, certain of which are restricted under the Financing Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products, if permitted under the Financing Agreement. Additionally, we may have to grant licenses on terms that may not be favorable to us.

License Agreement with Theramex

            On June 6, 2019, we entered into an exclusive license and supply agreement, or the License Agreement, with Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Territory. Under the terms of the License Agreement, Theramex paid us EUR 14 million in cash as an upfront fee on August 5, 2019. Within thirty days of signing the License Agreement, we are required to provide Theramex with the regulatory materials and clinical data that are necessary for Theramex to obtain marketing authorizations and other applicable regulatory approvals for commercializing BIJUVA and IMVEXXY. The revenue related to fees received by us will be recognized once our performance obligations have been satisfied. We are eligible to receive additional milestone payments comprised of (i) up to an aggregate of EUR 2 million in regulatory milestone payments based on regulatory approvals for BIJUVA and IMVEXXY in certain specified markets and (ii) up to an aggregate of EUR 27.5 million in sales milestone payments to be paid in escalating tranches based on Theramex first attaining certain aggregate annual net sales milestones of BIJUVA and IMVEXXY in the Territory ranging from EUR 25 million to EUR 100 million. We are also entitled to receive quarterly royalty payments on net sales of BIJUVA and IMVEXXY in the Territory. Theramex will be responsible for all regulatory and commercial activities for BIJUVA and IMVEXXY in the Territory. Theramex may sublicense its rights to commercialize BIJUVA and IMVEXXY in the Territory, except for certain specified markets. We may terminate the License Agreement if Theramex does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize BIJUVA and IMVEXXY within certain specified time periods. We also may terminate the License Agreement if Theramex challenges our patents. Either party may terminate the License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters.

We need substantial amounts of cash to complete the launch and commercialization of our hormone therapy and contraceptive drugs. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2019	2018
	(000s)
Net cash used in operating activities	$(88,678)	$(44,599)
Net cash used in investing activities	$(1,876)	$(492)
Net cash provided by financing activities	$111,787	$72,342

Operating Activities

The principal use of cash in operating activities for the six months ended June 30, 2019 was to fund our current expenses primarily related to supporting commercialization activities for IMVEXXY, BIJUVA and ANNOVERA, sales, marketing, scale-up and manufacturing activities and clinical development, adjusted for non-cash items. The increase of approximately $44,079,000 in cash used in operating activities for the six months ended June 30, 2019 compared with the comparable period in the prior year was due primarily to an increase in our net loss and changes in the components of working capital, partially offset by an increase in non-cash items.

Investing Activities

An increase in spending on patent and trademarks resulted in an increase in cash used in investing activities for the six months ended June 30, 2019 compared with the same period in 2018.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the six months ended June 30, 2019 provided net cash of approximately $111,787,000 which consisted of the net funding from our Facility of approximately $193,348,000 and exercise of options and warrants to purchase Common Stock of approximately $100,000, partially offset by the repayment of our Credit Agreement of approximately $81,661,000. Our financing activities for the six months ended June 30, 2018 provided net cash of approximately $72,342,000, which consisted of the net funding from our Credit Agreement of approximately $71,213,000 and the exercise of options to purchase Common Stock of approximately $1,129,000.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-13 which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We are currently evaluating the effect of this guidance on our disclosures.

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

As of April 24, 2019, we repaid all amounts outstanding under the MidCap Agreement and became subject to market risk in connection with borrowings under the Financing Agreement. Amounts borrowed under the Financing Agreement will accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.20%. Considering the total outstanding principal balance under the Financing Agreement of approximately $200,000,000 at June 30, 2019, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $2,000,000 per year.

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

Changes in Internal Controls

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have been informed by the staff (“Staff”) of the Securities and Exchange Commission that the Staff is conducting a formal investigation concerning whether certain of our communications during 2017 regarding TX-004HR may have violated Regulation FD. We are cooperating with the Staff in connection with the investigation. Any determination that our actions violated Regulation FD could result in penalties or other remedies being imposed. While we believe that any such penalties and other remedies would be immaterial from a financial perspective, no assurance can be made about the ultimate outcome of the investigation, and there can be no assurance that any such penalties and remedies would not have a material adverse effect on our business.

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material effect on our business or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit	Date	Description
10.1*+	April 24, 2019	Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC.
10.2*+	April 24, 2019	Pledge and Security Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc. and TPG Specialty Lending, Inc.
10.3*+	June 6, 2019	License and Supply Agreement, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited.
10.4	June 20, 2019	TherapeuticsMD, Inc. 2019 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 30, 2019).
31.1*	August 9, 2019	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2*	August 9, 2019	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1**	August 9, 2019	Section 1350 Certification of Chief Executive Officer
32.2**	August 9, 2019	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document
104*	n/a	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
+ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2019

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)