Form 10-Q
period 2019-09-30
TherapeuticsMD, Inc.
filed 2019-11-08
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 001-00100

THERAPEUTICSMD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

951 Yamato Road, Suite 220, Boca Raton, FL	33431
(Address of Principal Executive Offices)	(Zip Code)

561-961-1900

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 4, 2019 was 271,177,076.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS
Current Assets:
Cash	$155,330,050	$161,613,077
Accounts receivable, net of allowance for doubtful accounts of $691,699 and $596,602, respectively	15,323,614	11,063,821
Inventory	10,532,844	3,267,670
Other current assets	10,578,260	10,834,693
Total current assets	191,764,768	186,779,261

Fixed assets, net	2,338,346	472,683

Other Assets:
License rights, net	39,984,002	20,000,000
Intangible assets, net	4,942,151	4,092,679
Right of use asset	10,459,635	—
Other assets	473,009	639,301
Total other assets	55,858,797	24,731,980
Total assets	$249,961,911	$211,983,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,133,506	$22,743,841
Other current liabilities	43,196,032	18,334,948
Total current liabilities	67,329,538	41,078,789

Long-Term Liabilities:
Long-term debt	194,361,169	73,381,014
Operating lease liability	9,500,133	—
Total liabilities	271,190,840	114,459,803

Commitments and Contingencies - See Note 15

Stockholders’ Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 350,000,000 shares authorized: 241,277,076 and 240,462,439 issued and outstanding, respectively	241,277	240,463
Additional paid-in capital	624,515,559	616,559,938
Accumulated deficit	(645,985,765)	(519,276,280)
Total stockholders’ (deficit) equity	(21,228,929)	97,524,121
Total liabilities and stockholders’ equity	$249,961,911	$211,983,924

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Product revenue, net	$8,213,341	$3,473,535	$18,238,857	$11,009,937
License revenue	15,506,400	—	15,506,400	—
Total revenue, net	23,719,741	3,473,535	33,745,257	11,009,937

Cost of goods sold	1,444,308	699,118	3,455,995	1,786,902

Gross profit	22,275,433	2,774,417	30,289,262	9,223,035

Operating expenses:
Sales, general, and administrative	45,126,986	30,354,072	121,378,519	80,578,079
Research and development	4,077,738	6,708,271	15,359,988	20,545,948
Depreciation and amortization	141,959	73,321	363,956	198,545
Total operating expenses	49,346,683	37,135,664	137,102,463	101,322,572

Operating loss	(27,071,250)	(34,361,247)	(106,813,201)	(92,099,537)

Other expense
Loss on extinguishment of debt	—	—	(10,057,632)	—
Miscellaneous income	703,662	809,022	1,878,980	1,457,817
Interest expense	(5,599,005)	(2,053,077)	(11,717,632)	(2,584,459)
Total other expense	(4,895,343)	(1,244,055)	(19,896,284)	(1,126,642)

Loss before income taxes	(31,966,593)	(35,605,302)	(126,709,485)	(93,226,179)

Provision for income taxes	—	—	—	—

Net loss	$(31,966,593)	$(35,605,302)	$(126,709,485)	$(93,226,179)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.13)	$(0.16)	$(0.53)	$(0.42)

Weighted average number of common shares outstanding, basic and diluted	241,261,299	228,107,240	241,163,994	220,466,673

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2019 and 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	216,429,642	$216,430	$516,351,405	$(386,659,120)	$129,908,715

Shares issued for exercise of options, net	154,632	154	43,902	—	44,056
Share-based compensation	—	—	1,751,358	—	1,751,358
Net loss	—	—	—	(24,401,829)	(24,401,829)

Balance, March 31, 2018	216,584,274	216,584	518,146,665	(411,060,949)	107,302,300

Shares issued for exercise of options, net	249,785	250	1,084,689	—	1,084,939
Share-based compensation	—	—	2,377,082	—	2,377,082
Net loss	—	—	—	(33,219,048)	(33,219,048)

Balance, June 30, 2018	216,834,059	216,834	521,608,436	(444,279,997)	77,545,273

Shares issued for exercise of options, net	1,052,300	1,053	106,265	—	107,318
Shares issued in offering, net	18,578,430	18,578	89,889,219	—	89,907,797
Share-based compensation	—	—	2,260,195	—	2,260,195
Net loss	—	—	—	(35,605,302)	(35,605,302)

Balance, September 30, 2018	236,464,789	$236,465	$613,864,115	$(479,885,299)	$134,215,281

Balance, December 31, 2018	240,462,439	$240,463	$616,559,938	$(519,276,280)	$97,524,121

Shares issued for exercise of options and warrants, net	759,401	759	99,348	—	100,107
Share-based compensation	—	—	2,575,369	—	2,575,369
Net loss	—	—	—	(39,506,375)	(39,506,375)

Balance, March 31, 2019	241,221,840	241,222	619,234,655	(558,782,655)	60,693,222

Share-based compensation	—	—	2,637,264	—	2,637,264
Net loss	—	—	—	(55,236,517)	(55,236,517)

Balance, June 30, 2019	241,221,840	$241,222	$621,871,919	$(614,019,172)	$8,093,969

Shares issued for exercise of options, net	55,236	55	8,494	—	8,549
Share-based compensation			2,635,146	—	2,635,146
Net loss	—	—	—	(31,966,593)	(31,966,593)

Balance, September 30, 2019	241,277,076	$241,277	$624,515,559	$(645,985,765)	$(21,228,929)

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,709,485)	$(93,226,179)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	223,750	121,423
Amortization of intangible assets	140,206	77,123
Write off of patent and trademark cost	78,864	—
Non-cash operating lease expense	711,836	—
Provision for doubtful accounts	95,097	231,475
Loss on extinguishment of debt	10,057,632	—
Share-based compensation	7,859,357	6,388,635
Amortization of intellectual property license fee	15,998
Amortization of deferred financing fees	582,829	149,909
Changes in operating assets and liabilities:
Accounts receivable	(4,354,890)	(8,705,325)
Inventory	(7,265,174)	(892,863)
Other current assets	(1,128,515)	1,233,482
Accounts payable	1,389,665	7,284,493
Accrued expenses and other liabilities	3,402,511	8,670,986

Net cash used in operating activities	(114,900,319)	(78,666,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for intellectual property license	—	(20,000,000)
Patent costs	(1,068,542)	(748,906)
Purchase of fixed assets	(2,089,413)	(66,295)
Payment of security deposit	(20,420)	(11,485)

Net cash used in investing activities	(3,178,375)	(20,826,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Financing Agreement	200,000,000	—
Proceeds from exercise of options and warrants	108,656	1,236,313
Proceeds from sale of common stock, net of costs	—	89,907,797
Proceeds from Credit Agreement	—	75,000,000
Payment of deferred financing fees	(6,652,270)	(3,786,918)
Repayment of Credit Agreement	(81,660,719)	—

Net cash provided by financing activities	111,795,667	162,357,192

(Decrease) increase in cash	(6,283,027)	62,863,665
Cash, beginning of period	161,613,077	127,135,628
Cash, end of period	$155,330,050	$189,999,293

Supplemental disclosure of cash flow information

Interest paid	$12,446,792	$1,759,316

Non-cash investing activity

Amount accrued for intellectual property license	$20,000,000	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

TherapeuticsMD, Inc., a Nevada corporation, or TherapeuticsMD or the Company, has three wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed; BocaGreenMD, Inc., a Nevada corporation, or BocaGreen; and VitaCare Prescription Services, Inc., a Florida corporation, or VitaCare. Unless the context otherwise requires, TherapeuticsMD, VitaMed, BocaGreen, and VitaCare collectively are sometimes referred to as “our company,” “we,” “our,” or “us.” TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, IMVEXXY® and BIJUVA® are registered trademarks of our company and ANNOVERA™ is a licensed trademark of our company.

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

With our SYMBODA™ technology, we are developing and commercializing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. Our commercialization plan allows us to efficiently leverage and grow our marketing and sales organization to commercialize our recently approved products. During 2018, the U.S. Food and Drug Administration, or FDA, approval of our drugs has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our drugs. In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. In April 2019, we launched our FDA-approved product BIJUVA, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA on October 28, 2018. In October 2019, we began a test and learn market introduction for our FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive option for women, which was approved by the FDA on August 10, 2018. We expect the full commercial launch of ANNOVERA in the first quarter of 2020. On July 30, 2018, we entered into an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA in the U.S. In addition, on July 30, 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. On June 6, 2019, we entered into an exclusive license and supply agreement, or the License Agreement, with Theramex HQ UK Limited, or Theramex, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Territory.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard was effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with a practical expedient. We adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11 and we recorded a $3.8 million right of use asset and a $4.1 million liability related to adoption of this standard. In addition, upon commencement of additional lease space in the third quarter of 2019 (as disclosed in Note 15) we recorded an additional $7.4 million right of use asset and an additional $7.2 million liability related to our new lease space. Comparative financial information was not adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we did not assess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases, and (3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We elected not to separate lease components from non-lease components for our specified asset classes. Additionally, the adoption of the new standard resulted in increased disclosure requirements in our quarterly and annual filings.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy. The carrying amount for long-term debt as of September 30, 2019 (as disclosed in Note 9), approximates fair value based on market activity for other debt instruments with similar characteristics and comparable risk (Level 2).

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

At September 30, 2019 and 2018, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets or long-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with the company’s impairment test on an annual basis.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and credit card chargebacks and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. We evaluate trade accounts receivable aged more than 90 days for delinquency. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts, adjustments to these reserves may be required.

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

Prescription Products

As of September 30, 2019, our products consisted primarily of prescription vitamins and our FDA-approved products: IMVEXXY, which we began selling during the third quarter of 2018, BIJUVA, which we began selling in the second quarter of 2019, and ANNOVERA, which we began selling in the third quarter of 2019. We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacies. We have one performance obligation related to prescription products sold through wholesale distributors, which is to transfer promised goods to a customer, and two performance obligations related to products sold through retail pharmacies, which are to: (1) transfer promised goods and (2) provide customer service for an immaterial fee. We treat shipping as a fulfillment activity rather than as a separate obligation. We recognize prescription revenue only when we satisfy performance obligations by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer receives the goods or service or obtains control. Control refers to the customer’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. We disclose receivables from contracts with customers separately in the statement of financial position. Payment for goods or services sold by us is typically due between 30 and 60 days after an invoice is sent to the customer.

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

As part of commercial launches for our FDA-approved prescription products, we introduce a co-pay assistance program where eligible enrolled patients, out of pocket cost is reduced to a more affordable price. This allows patients to access the product at a reasonable cost and is in line with our responsible pricing approach. We reimburse pharmacies for this discount through third-party vendors. We consider certain payments as consideration paid to the customer and reflect such payments as a reduction of the transaction price as we do not receive a distinct good or service related to these payments. The variable consideration is estimated based on contract prices, the estimated percentage of patients that will utilize the copay assistance, the average assistance paid, the estimated levels of inventory in the distribution channel and the current level of prescriptions covered by patients’ insurance. Payers may change coverage levels for our prescription products positively or negatively, at any time up to the time that we have formally contracted coverage with the payer. As such, the net transaction price of our prescription products is susceptible to such changes in coverage levels, which are outside the influence of the Company. As a result, we constrain revenue recognized for our prescription products to an amount that will not result in a significant revenue reversal in future periods. Our ability to estimate the net transaction price for our prescription products is constrained by our estimates of the amount to be paid for the co-pay assistance program which is directly related to the level of prescriptions paid for by insurance. As such, we record an accrual to reduce gross sales for the estimated co-pay and other patient assistance based on currently available third-party data and our internal analyses. We re-evaluate any constraint each reporting period.

License Revenue

License arrangements may consist of non-refundable upfront license fees, exclusive licensed rights to patented or patent pending technology, and various performance or sales milestones and future product royalty payments. Some of these arrangements are multiple element arrangements. Non-refundable up-front fees that are not contingent on any future performance by us, and do not require continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data or technology is delivered.

Disaggregation of revenue

The following table provides information about disaggregated revenue by product mix for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Prescription vitamins	$2,550,330	$3,261,459	$7,309,174	$10,797,861
IMVEXXY	4,772,354	212,076	9,904,744	212,076
BIJUVA	490,705	—	624,987	—
ANNOVERA	399,952	—	399,952	—
License revenue	15,506,400	—	15,506,400	—
Net revenue	$23,719,741	$3,473,535	$33,745,257	$11,009,937

Cost of Sales

Cost of sales includes the cost of inventory, manufacturing, manufacturing overhead and supply chain costs, and product shipping and handling costs. Certain license agreements require the payment of royalties based on the sale of future products. Such royalties are recorded as a component of cost of sales. Additionally, the amortization of license fees or milestone payments related to licensed products are classified as components of cost of sales to the extent such payments become due in the future.

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

Research and Development Expenses

Research and development, or R&D, expenses include internal R&D activities, services of external contract research organizations, or CROs, costs of their clinical research sites, manufacturing, scale-up and validation costs, and other activities. Internal R&D activity expenses include laboratory supplies, salaries, benefits, and non-cash share-based compensation expenses. CRO activity expenses include preclinical laboratory experiments and clinical trial studies. Other activity expenses include regulatory consulting and other costs. The activities undertaken by our regulatory consultants that were classified as R&D expenses include assisting, consulting with, and advising our in-house staff with respect to various FDA submission processes, clinical trial processes, and scientific writing matters, including preparing protocols and FDA submissions. These consulting expenses were direct costs associated with preparing, reviewing, and undertaking work for our clinical trials and investigative drugs. We charge internal R&D activities and other activity expenses to operations as incurred. We make payments to CROs based on agreed-upon terms, which may include payments in advance of a study starting date. We expense nonrefundable advance payments for goods and services that will be used in future R&D activities when the activity has been performed or when the goods have been received rather than when the payment is made. We review and accrue CRO expenses and clinical trial study expenses based on services performed and rely on estimates of those costs applicable to the completion stage of a study as provided by CROs. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. We charge revisions expense in the period in which the facts that give rise to the revision become known.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventory consists of the following:

	September 30, 2019	December 31, 2018
Finished product	$5,011,192	$2,908,958
Work in process	1,005,575	339,312
Raw material	4,516,077	19,400
TOTAL INVENTORY	$10,532,844	$3,267,670

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepaid sales and marketing costs	$1,313,192	$5,148,789
Deferred financing fees (Note 9)	550,757	1,898,074
Prepaid insurance	2,542,008	790,465
Other prepaid costs	6,172,303	2,997,365
TOTAL OTHER CURRENT ASSETS	$10,578,260	$10,834,693

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	September 30, 2019	December 31, 2018
Accounting system	$301,096	$301,096
Equipment	1,371,390	490,576
Furniture and fixtures	1,294,241	116,542
Computer hardware	80,211	80,211
Leasehold improvements	68,788	37,888
	3,115,726	1,026,313
Accumulated depreciation	(777,380)	(553,630)
TOTAL FIXED ASSETS, NET	$2,338,346	$472,683

Depreciation expense for the three months ended September 30, 2019 and 2018 was $90,700 and $42,221, respectively, and $223,750 and $121,423 for the nine months ended September 30, 2019 and 2018, respectively.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted-Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
Approved hormone therapy drug candidate patents	3,138,308	(421,694)	2,716,614	13.25 years
Hormone therapy drug candidate patent (pending)	1,937,691	—	1,937,691	n/a
Non-amortizable intangible assets:
Multiple trademarks	287,846	—	287,846	indefinite
TOTAL	$5,363,845	$(421,694)	$4,942,151

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted-Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
OPERA® software patent	$31,951	$(10,484)	$21,467	10.75 years
Development costs of corporate website	91,743	(91,743)	—	n/a
Approved hormone therapy drug candidate patents	2,234,129	(282,485)	1,951,644	14 years
Hormone therapy drug candidate patents (pending)	1,855,279	—	1,855,279	n/a
Non-amortizable intangible assets:
Multiple trademarks	264,289	—	264,289	indefinite
TOTAL	$4,477,391	$(384,712)	$4,092,679

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the nine months ended September 30, 2019, we wrote off $78,864 in costs related to trademarks and patents, including the net carrying amount of the OPERA patent.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, we had 26 issued domestic, or U.S., patents and 28 issued foreign patents, including:

●

12 domestic patents and six foreign patents that relate to BIJUVA as well as three domestic patents that relate to estradiol and progesterone product candidates. These patents establish an important intellectual property foundation for BIJUVA and are owned by us. The domestic patents will expire in 2032. The foreign patents will expire no earlier than 2032. In addition, we have pending patent applications relating to BIJUVA in the U.S., Argentina, Australia, Brazil, Canada, China, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;

●

Five domestic patents (four utility and one design) and 13 foreign patents (three utility and ten design) that relate to IMVEXXY. These patents establish an important intellectual property foundation for IMVEXXY and are owned by us. The domestic patents will expire in 2032 or 2033. The foreign utility patents will expire no earlier than 2033. The foreign design patents provide protection expiring no earlier than 2025. In certain jurisdictions, the foreign design patents provide protection through at least 2037. In addition, we have pending patent applications related to IMVEXXY in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;

●

One domestic utility patent that relates to our topical-cream candidates, which is owned by us. The domestic patent will expire in 2035. We have pending patent applications with respect to our topical-cream candidates in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, Russia, South Africa, and South Korea;

●

One domestic utility patent and five foreign patents that relate to our transdermal-patch candidates, which are owned by us. The domestic utility patent will expire in 2032. The foreign patents will expire no earlier than 2033. We have pending patent applications with respect to our transdermal-patch candidates in the U.S., Brazil, Canada, Europe, Mexico, and South Africa;

●

One domestic utility patent that relates to our OPERA information-technology platform, which is owned by us and will expire in 2031;

●

One domestic utility patent that relates to a product candidate containing d-limonene, which is owned by us and will expire in 2036; and

●

Two domestic utility patents that relate to TX-009HR, a progesterone and estradiol product candidate, which are owned by us and will expire in 2037. We have pending patent applications with respect to TX-009HR in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $51,259 and $31,100 for the three months ended September 30, 2019 and 2018, respectively, and $140,206 and $77,123 for the nine months ended September 30, 2019 and 2018, respectively.

Estimated amortization expense for the next five years for the patent costs currently being amortized is as follows:

Year Ending December 31,	Estimated Amortization
2019 (3 months)	$51,259
2020	$205,035
2021	$205,035
2022	$205,035
2023	$205,035

License Agreement with the Population Council

On July 30, 2018, we entered into the Council License Agreement to commercialize ANNOVERA in the U.S. ANNOVERA became commercially available in the third quarter of 2019 and we expect the full commercial launch in the first quarter of 2020.

Under the terms of the Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following approval by the FDA of the new drug application, or NDA, for ANNOVERA. The first commercial batch of ANNOVERA was released during the third quarter of 2019 and we are required to pay the Population Council $20,000,000 as a result of the commercial batch release. Both milestone payments of $20,000,000 were recorded as finite-lived intangible asset in the consolidated balance sheet as of September 30, 2019. We started amortizing the intangible asset in the third quarter of 2019 once ANNOVERA became commercially available for use. The cost is amortized over the remaining useful life over which an intangible asset will contribute directly or indirectly to our cash flows. During both the three and nine months ended September 30, 2019, we recorded $15,998 in amortization expense related to the license fee which was recorded as a component of cost of sales.

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

License Agreement with Theramex

On June 6, 2019, we entered into an exclusive license and supply agreement, or the License Agreement, with Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Territory. Under the terms of the License Agreement, Theramex paid us EUR 14 million in cash as an upfront fee on August 5, 2019. Within thirty days of signing the License Agreement, we provided Theramex the regulatory materials and clinical data that were necessary for Theramex to obtain marketing authorizations and other applicable regulatory approvals for commercializing BIJUVA and IMVEXXY. We recognized the revenue related to the upfront fee, which was a non-refundable payment, during the third quarter of 2019, at a point in time when Theramex was able to use and benefit from the license which was when the knowledge transfer of regulatory documents occurred. We are eligible to receive additional milestone payments comprised of (i) up to an aggregate of EUR 2 million in regulatory milestone payments based on regulatory approvals for BIJUVA and IMVEXXY in certain specified markets and (ii) up to an aggregate of EUR 27.5 million in sales milestone payments to be paid in escalating tranches based on Theramex first attaining certain aggregate annual net sales milestones of BIJUVA and IMVEXXY in the Territory ranging from EUR 25 million to EUR 100 million. We are also entitled to receive quarterly royalty payments on net sales of BIJUVA and IMVEXXY in the Territory. Theramex will be responsible for all regulatory and commercial activities for BIJUVA and IMVEXXY in the Territory. Theramex may sublicense its rights to commercialize BIJUVA and IMVEXXY in the Territory, except for certain specified markets. We may terminate the License Agreement if Theramex does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize BIJUVA and IMVEXXY within certain specified time periods. We also may terminate the License Agreement if Theramex challenges our patents. Either party may terminate the License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued payroll, bonuses and commission costs	$4,536,358	$6,854,002
Accrued intellectual license fee	20,000,000	—
Allowance for coupons and returns	7,079,005	5,294,120
Accrued sales and marketing costs	1,560,257	2,288,028
Accrued compensated absences	1,551,042	1,178,110
Allowance for wholesale distributor fees	2,375,894	792,891
Accrued legal and accounting expense	469,446	385,824
Accrued research and development	1,226,160	388,675
Operating lease liability	1,242,290	—
Accrued rent	—	365,155
Accrued rebates	2,543,456	412,570
Other accrued expenses	612,124	375,573
TOTAL OTHER CURRENT LIABILITIES	$43,196,032	$18,334,948

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

On April 24, 2019, we entered into a Financing Agreement, or the Financing Agreement, with TPG Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of the Company’s subsidiaries party thereto from time to time as guarantors, which provides us with a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provides for availability to us in three tranches: (i) $200,000,000 was drawn upon entering into the Financing Agreement; (ii) $50,000,000 will be available to us upon the designation of our ANNOVERA product as a new category of birth control by the FDA on or prior to December 31, 2019 and satisfaction (or waiver) of other customary conditions precedent; and (iii) $50,000,000 will be available to us upon our achieving $11,000,000 in net revenues, as defined in the Financing Agreement, from our IMVEXXY, BIJUVA and ANNOVERA products for the fourth quarter of 2019 and satisfaction (or waiver) of other customary conditions precedent. Borrowings under the Facility accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.2% as selected by us. Interest on amounts borrowed under the Facility will be payable quarterly. The outstanding principal amount of the Facility is payable in four equal quarterly installments beginning on June 30, 2023, with the Facility maturing on March 31, 2024. We have the right to prepay borrowings under the Facility in whole or in part at any time, subject to a prepayment fee on the principal amount being prepaid of (i) 30.0% for the first two years following the initial funding date of the applicable borrowing, (ii) 5.0% for the third year following the initial funding date of the applicable borrowing, (iii) 3.0% for the fourth year following the initial funding date of the applicable borrowing and (iv) 1.0% for the fifth year following the initial funding date of the applicable borrowing but prior to March 31, 2024. In connection with the initial borrowing under the Facility, we paid, for the benefit of the lenders, a facility fee equal to 2.5% of the initial amount borrowed and will be required to pay such a facility fee in connection with any subsequent borrowings under the Facility. We are also required to pay the Administrative Agent and the lenders an annual administrative fee in addition to other fees and expenses. The Financing Agreement contains customary mandatory prepayments, restrictions and covenants applicable to us that are customary for financings of this type. Among other requirements, we are required to (i) maintain a minimum unrestricted cash balance of $50,000,000, which will increase to $60,000,000 if we draw either the second or third tranche of the Facility, and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our IMVEXXY, BIJUVA and ANNOVERA products beginning with the fiscal quarter ending December 31, 2020. The Financing Agreement also includes other representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the Administrative Agent and the lenders may declare all or a portion of our obligations under the Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Financing Agreement. The obligations of our company and its subsidiaries under the Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all existing and after-acquired assets of our company and its subsidiaries. The obligations under the Financing Agreement will be guaranteed by each of our future direct and indirect subsidiaries, subject to certain exceptions.

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

On April 24, 2019, we terminated the Credit Agreement. A portion of the initial tranche of borrowing under the Financing Agreement in the amount of approximately $81,661,000 was used to repay all amounts outstanding under the Credit Agreement, which included a prepayment fee of 4%, a repayment fee of 4% and other fees and expenses payable to the lenders under the Credit Agreement. As a result of the termination of the Credit Agreement, we recorded $10,057,632 in loss on extinguishment of debt in the accompanying unaudited consolidated financial statements. Interest on amounts borrowed under the Term Loan was due and payable monthly in arrears. Interest expense for the nine months ending September 30, 2019 related to the Credit Agreement was $1,816,747. During the nine months ended September 30, 2019, and prior to the repayment of the Credit Agreement, we amortized $120,146 of deferred financing fees as interest expense in the accompanying unaudited consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, we had $200,000,000 in borrowings outstanding under the Financing Agreement, which are classified as long-term debt in the accompanying unaudited consolidated financial statements. We incurred $6,652,270 in deferred financing fees related to the Financing Agreement. Deferred financing fees related to the entire Financing Agreement have been allocated pro rata between the funded and unfunded portions of each tranche. Allocated deferred financing fees related to Tranche 1 of $6,101,513 have been reflected as a debt discount and are accreted to interest expense using the effective interest method. Deferred financing fees associated with unfunded tranches were deferred as assets until the Tranche 2 and Tranche 3 milestones have been met. As of September 30, 2019, deferred financing fees related to Tranche 2 and Tranche 3 were included in other current assets in the accompanying consolidated financial statements. During the three and nine months ended September 30, 2019, we amortized $265,949 and $462,683, respectively, of deferred financing fees related to Tranche 1 as interest expense in the accompanying unaudited consolidated financial statements. Interest on amounts borrowed under the Financing Agreement is due and payable quarterly in arrears. Interest expense for the three and nine months ended September 30, 2019 was $5,333,056 and $9,318,056, respectively. The overall effective interest rate under the Financing Agreement was approximately 11% as of September 30, 2019.

 As of September 30, 2019 and December 31, 2018, the carrying value of debt consisted of the following:

	September 30, 2019	December 31, 2018
Financing Agreement	$200,000,000	$—
Credit Agreement	—	75,000,000
Debt discount and financing fees	(5,638,831)	(1,618,986)
TOTAL LONG-TERM DEBT	$194,361,169	$73,381,014

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NET LOSS PER SHARE

We calculate earnings per share, or EPS, in accordance with ASC 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts: basic and diluted. We compute basic EPS based on the weighted-average number of shares of common stock, par value $0.001 per share, or Common Stock, outstanding during the period. We compute diluted EPS based on the weighted-average number of shares of our Common Stock outstanding plus all potentially dilutive shares of our Common Stock outstanding during the period. Such potentially dilutive shares of our Common Stock consist of options, warrants and restricted stock awards and were excluded from the calculation of diluted EPS because their effect would have been antidilutive due to the net loss reported by us.

The table below presents potentially dilutive securities that could affect our calculation of diluted net loss per share allocable to common stockholders for the periods presented.

	Three and Nine months ended
	September 30, 2019	September 30, 2018
Stock options	24,849,984	24,837,349
Warrants	1,832,571	3,007,571
Restricted stock awards	1,240,000	—
TOTAL	27,922,555	27,844,920

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2019, we had 10,000,000 shares of preferred stock, par value $0.001 per share, authorized for issuance, of which no shares of preferred stock were issued or outstanding.

Common Stock

At September 30, 2019, we had 350,000,000 shares of Common Stock authorized for issuance, of which 241,277,076 shares of Common Stock were issued and outstanding.

Issuances During the Three and Nine Months Ended September 30, 2019

During the three months ended September 30, 2019, certain individuals exercised stock options to purchase 55,236 shares of Common Stock for $8,549 in cash. During the nine months ended September 30, 2019, certain individuals exercised stock options to purchase 331,619 shares of Common Stock for $108,656 in cash. Also, during the same period, stock options to purchase 12,097 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein 11,834 shares of Common Stock were issued.

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

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Purchase Common Stock

As of September 30, 2019, we had warrants outstanding to purchase an aggregate of 1,832,571 shares of Common Stock with a weighted-average contractual remaining life of approximately 2.2 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.62 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend rate and the term of the warrant.

During the nine months ended September 30, 2019, we granted warrants to purchase 75,000 shares of Common Stock to outside consultants at an exercise price of $5.63. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; volatility of 60.8%; risk free rate of 2.52%; and dividend yield of 0%. The grant date fair value of the warrants was $3.00 per share. The warrants are vesting ratably over a 12 month period and have an expiration date of February 12, 2024. During the nine months ended September 30, 2018, we granted warrants to purchase 175,000 shares of Common Stock to outside consultants at an exercise price of $5.16. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of 5 years; volatility of 62.1%; risk free rate of 2.36%; and dividend yield of 0%. The grant date fair value of the warrants was $2.79 per share. The warrants vest ratably over a 12 month period and have an expiration date of March 15, 2023. During the three months ended September 30, 2019 and 2018, we recorded $56,418 and $150,977, respectively, and during the nine months ended September 30, 2019 and 2018, we recorded $198,306 and $407,292, respectively, as share based compensation expense in the accompanying consolidated financial statements related to warrants. As of September 30, 2019, total unrecognized estimated compensation expense related to the unvested portion of these warrants was approximately $83,000, which is expected to be recognized over a weighted-average period of 0.4 years.

During the nine months ended September 30, 2019, warrants to purchase 1,250,000 shares of Common Stock were exercised pursuant to the warrants’ cashless exercise provisions, wherein 471,184 shares of Common Stock were issued. During the nine months ended September 30, 2018, no warrants were exercised.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. The Awards available under the 2009 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2009 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of September 30, 2019, there were non-qualified stock options to purchase 15,028,509 shares of Common Stock outstanding under the 2009 Plan. Effective upon our adoption of the TherapeuticsMD, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, on June 20, 2019, no future awards may be made under the 2009 Plan.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2012 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2012 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of September 30, 2019, there were non-qualified stock options to purchase 6,316,474 shares of Common Stock outstanding and 1,040,000 restricted stock awards under the 2012 Plan. Effective upon our adoption of the 2019 Plan, no future awards may be made under the 2012 Plan.

On June 20, 2019, we adopted the 2019 Plan to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. The Awards available under the 2019 Plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock or cash awards as described in the 2019 Plan. Generally, the options vest annually over four years or as determined by our board of directors, upon each option grant. Options may be exercised by paying the price for shares or on a cashless exercise basis after they have vested and prior to the specified expiration date provided and applicable exercise conditions are met, if any. The expiration date is generally ten years from the date the option is issued. As of September 30, 2019, there were 13,779,632 shares of Common Stock available for issuance thereunder, consisting of (i) 11,294,999 new shares, (ii) 2,395,333 unallocated shares previously available for issuance under the 2012 Plan that were not then subject to outstanding “Awards” (as defined in the 2012 Plan), and (iii) 89,300 unallocated shares previously available for issuance under the 2009 Plan that were not then subject to outstanding “Awards” (as defined in the 2009 Plan). Any shares subject to outstanding options or other equity “Awards” under the 2019 Plan, the 2012 Plan and the 2009 Plan that are forfeited, expire or otherwise terminate without issuance of the underlying shares, or if any such Award is settled for cash or otherwise does not result in the issuance of all or a portion of the shares subject to such Award (other than shares tendered or withheld in connection with the exercise of an Award or the satisfaction of withholding tax liabilities), the shares to which those Awards were subject, shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for delivery with respect to Awards under the 2019 Plan. As of September 30, 2019, there were non-qualified stock options to purchase 3,505,001 shares of Common Stock outstanding and 200,000 restricted stock awards outstanding under the 2019 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options.

The assumptions used in the Black-Scholes Model for options granted during the nine months ended September 30, 2019 and 2018 are set forth in the table below.

	Nine months ended September 30,
	2019	2018
Risk-free interest rate	1.83-2.54%	2.78-2.82%
Volatility	61.25-64.49%	61.8-63.34%
Term (in years)	5.5-6.5	5.5-6.25
Dividend yield	0.00%	0.00%

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the 2009, 2012 and 2019 Plans and related information follows:

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2018	20,872,824	$4.93	5.94 years	$12,239,876
Granted	4,419,501	$3.13
Exercised	(343,716)	$0.32		$1,426,828
Expired/Forfeited	(98,625)	$5.63
Balance at September 30, 2019	24,849,984	$4.67	6.05 years	$13,761,778
Vested and Exercisable at September 30, 2019	17,601,027	$4.85	4.81 years	$9,745,527
Unvested at September 30, 2019	7,248,957	$4.22	9.06 years	$4,016,251

At September 30, 2019, our outstanding stock options had exercise prices ranging from $0.19 to $8.92 per share. The weighted average grant date fair value per share of options granted was $1.84 and $3.27 during the nine months ended September 30, 2019 and 2018, respectively. Share-based compensation expense for options recognized in our results of operations for the three months ended September 30, 2019 and 2018 ($2,194,667 and $2,109,218, respectively) and for the nine months ended September 30, 2019 and 2018 ($6,568,736 and $5,981,343, respectively) is based on vested awards. At September 30, 2019, total unrecognized estimated compensation expense related to unvested options granted prior to that date was approximately $13,468,000 which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.4 years. No tax benefit was realized due to a continued pattern of operating losses.

Restricted Stock Awards

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

On December 13, 2018, we granted 1,040,000 restricted stock units to certain executive employees which will vest at the end of the third year. The grant date fair value was $4.06 per unit. On July 30, 2019, we granted 200,000 restricted stock units to certain executive employees which will vest on January 31, 2022. The grant date fair value was $2.18 per unit. During the three and nine months ended September 30, 2019, we recorded $384,061 and $1,080,738, respectively, in share-based compensation expense related to restricted stock units. At September 30, 2019, total unrecognized estimated compensation expense related to unvested restricted stock units was approximately $3,505,000, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.2 years. At September 30, 2019, we had 1,240,000 restricted stock awards outstanding.

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

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2019 as a result of (i) the losses recorded during the nine months ended September 30, 2019, (ii) additional losses expected for the remainder of 2019, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2019, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 13 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our company, since July 2015. During the three months ended September 30, 2019 and 2018, we were billed by Catalent approximately $2,196,000 and $830,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. During the nine months ended September 30, 2019 and 2018, we were billed by Catalent approximately $4,118,000 and $2,774,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of September 30, 2019 and December 31, 2018, there were amounts due to Catalent of approximately $425,000 and $88,000, respectively.

NOTE 14 – BUSINESS CONCENTRATIONS

We purchase our prescription products from several suppliers with approximately 36%, 28%, and 26% of our purchases supplied by three vendors each, respectively, during the nine months ended September 30, 2019. Approximately 100% of our products were manufactured by one vendor related to each of IMVEXXY and prenatal vitamins during the nine months ended September 30, 2018.

We sell our prescription prenatal vitamin products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the nine months ended September 30, 2019, four customers each generated more than 10% of our total prescription revenues. During the nine months ended September 30, 2018, four customers each generated more than 10% of our total prescription revenues. Prescription revenue generated from the four customers combined accounted for approximately 68% of our prescription revenue for the nine months ended September 30, 2019, and prescription revenue generated from the four customers combined accounted for approximately 71% of our prescription revenue for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, PI Services accounted for approximately $1,935,000 of our prescription revenue, Pillpack, Inc. accounted for approximately $6,397,000 of our prescription revenue, AmerisourceBergen accounted for approximately $2,226,000 of our prescription revenue and Cardinal Health accounted for approximately $1,863,000 of our prescription revenue. During the nine months ended September 30, 2018, PI Services accounted for approximately $1,559,000 of our prescription revenue, Pillpack, Inc. accounted for approximately $3,057,000 of our prescription revenue, AmerisourceBergen accounted for approximately $1,834,000 of our prescription revenue and Cardinal Health accounted for approximately $1,399,000 of our prescription revenue.

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

We lease administrative office space in Boca Raton, Florida pursuant to a non-cancelable operating lease that commenced on July 1, 2013 and originally provided for a 63 month term. On February 18, 2015, we entered into an agreement with the same lessors to lease additional administrative office space in the same location, pursuant to an addendum to such lease. In addition, on April 26, 2016, we entered into an agreement with the same lessors to lease additional administrative office space in the same location. This agreement was effective beginning May 1, 2016 and extended the original expiration of the lease term to October 31, 2021. On October 4, 2016, we entered into an agreement with the same lessors to lease additional administrative office space in the same location, pursuant to an addendum to such lease. This addendum is effective beginning November 1, 2016.

In October 2018, we entered into a lease for new corporate offices in Boca Raton, Florida. The lease includes 56,212 rentable square feet, or the full premises, of which lease on 7,561 square feet commenced in 2018 and the lease on the remaining 48,651 square feet commenced in August 2019, or the full premises commencement date. The lease will expire 11 years after full premises commencement date, unless terminated earlier in accordance with the terms of the lease. We have the option to extend the term of the lease for two additional consecutive periods of 5 years. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised. The term of the lease includes escalating rent and free rent periods. We are also responsible for certain other operating costs under the lease, including electricity and utility expenses. In June 2019, we entered into an agreement with the same lessors to lease additional 6,536 square feet of administrative office space in the same location, pursuant to an addendum to such lease, which is expected to commence as soon as the fourth quarter of 2019.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental lease information at September 30, 2019
Right-of-use asset	$10,459,635
Short-term operating lease liability (included in Other current liabilities)	$1,242,290
Long-term operating lease liability	$9,500,133
Weighted average remaining term	9 Years
Weighted average discount rate	8.25%

Supplemental cash flow information for nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating lease	$849,440
Right-of-use assets obtained in exchange for lease obligation	$11,171,471

The following table reconciles the undiscounted cash flows for all operating leases at September 30, 2019 to the operating lease liabilities recorded on the balance sheet:

Years Ending December 31,
2019 (3 months)	$314,670
2020	1,566,617
2021	2,198,541
2022	1,262,302
2023	1,293,859
Thereafter	9,363,136
Total undiscounted lease payments	15,999,125
Less: imputed interest	(5,256,702)
Present value of lease payments	$10,742,423

During the three and nine months ended September 30, 2019, operating lease expense related to our real estate leases was approximately $458,000 and $1,062,000, respectively, and variable lease expense was insignificant for the three and nine months ended September 30, 2019. Rent expense totaled $257,000 and $772,000 during the three and nine months ended September 30, 2018, respectively.

Intellectual Property Licenses

We have license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of revenue as described in Note 7, Intangible Assets, to these consolidated financial statements.

Purchase commitments

We have a manufacturing and supply agreement whereby we are required to purchase from Catalent a minimum number of softgels during the first contract year and a higher number of softgels after the first contract year. If the minimum order quantities of specific products are not met, we are required to pay Catalent 50% of the difference between the total amount we would have paid to Catalent if the minimum requirement had been fulfilled and the sum of all purchases of our products from Catalent during the contract year.

NOTE 16 – SUBSEQUENT EVENTS

On October 24, 2019, we entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the underwriters, relating to an underwritten public offering of 26,000,000 shares of our Common Stock at a public offering price of $2.75 per share. We granted the underwriters an option, exercisable for a period of 30 days, to purchase up to 3,900,000 additional shares of Common Stock, which was exercised in full. The net proceeds from the offering were approximately $77.0 million, after deducting the underwriting discount and offering expenses payable by us. The offering closed on October 29, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our unaudited consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on February 27, 2019, or our Annual Report, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: our ability to maintain or increase sales of our approved products; our ability to develop and commercialize IMVEXXY, BIJUVA, ANNOVERA and our hormone therapy drug candidates and obtain additional financing necessary therefor; our commercialization, marketing and manufacturing capabilities and strategy for our approved products; the size of markets and the potential market opportunity for which our products are approved and our ability to penetrate such markets; the rate and degree of market acceptance of our products; the willingness of healthcare providers to prescribe and patients to use our products; our ability to obtain additional financing when needed; our competitive position and the success of competing products that are or become available for the indications that we are pursuing; our intellectual property position; whether we will be able to comply with the covenants and conditions under our term loan facility, including the conditions to draw additional tranches thereunder; the length, cost and uncertain results of our clinical trials, the potential of adverse side effects or other safety risks that could adversely affect the commercialization of our current or future approved products; our reliance on third parties to conduct our clinical trials, research and development and manufacturing; the ability of our licensees to commercialize and distribute IMVEXXY and BIJUVA; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; and the influence of extensive and costly government regulation.

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

This Quarterly Report on Form 10-Q includes our trademarks, trade names and service marks, such as vitaMedMD®, BocaGreenMD®, IMVEXXY®, BIJUVA® and ANNOVERA™ which are protected under applicable intellectual property laws and are the property of, or licensed to, our company. This Quarterly Report on Form 10-Q also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this quarterly report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

With our SYMBODA™ technology, we are developing and commercializing advanced hormone therapy pharmaceutical products to enable delivery of bio-identical hormones through a variety of dosage forms and administration routes. Our commercialization plan allows us to efficiently leverage and grow our marketing and sales organization to commercialize our recently approved products. During 2018, the U.S. Food and Drug Administration, or FDA, approval of our drugs has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our drugs. In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. In April 2019, we launched our FDA-approved product BIJUVA, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA on October 28, 2018. In October 2019, we began a “test and learn” market introduction phase of launch for our licensed FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only long-lasting, patient-controlled, procedure-free, reversible prescription contraceptive option for women, which was approved by the FDA on August 10, 2018. We expect the full commercial launch of ANNOVERA in the first quarter of 2020. On July 30, 2018, we entered into an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA in the U.S. In addition, on July 30, 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. On June 6, 2019, we entered into an exclusive license and supply agreement, or the License Agreement, with Theramex HQ UK Limited, or Theramex, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Territory.

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

IMVEXXY

On May 30, 2018, we announced that the FDA had approved the 4-μg and 10-μg doses of IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of VVA, due to menopause. The 4-μg formulation of IMVEXXY represents the lowest FDA-approved dose of vaginal estradiol available.

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

●

We have obtained the majority of commercial payer coverage and continue to seek unrestricted coverage from the remaining commercial insurance plans that we have not yet contracted with to provide affordable access for patients.

●

Through September 30, 2019, we achieved unrestricted coverage with eight of the top ten commercial payers of VVA products by commercial payer lives and we continue to sign new agreements with payers to cover IMVEXXY.  In addition, as of September 30, 2019, two of the top six Medicare Part D payers of VVA products were adjudicating IMVEXXY, with additional decisions for other Medicare Part D payers expected during the fourth quarter of 2019.

●

Beginning at launch, we instituted a patient education and affordability program that allows all eligible patients who enroll to receive IMVEXXY at a reasonable cost. When a product is not covered, the patient is responsible to pay the full price for the medication, which can significantly limit a patient’s ability to pay and subsequent utilization of the product. Prior to October 1, 2019, enrolled patients did not pay more than $35 for a prescription of IMVEXXY. Starting October 1, 2019, enrolled patients pay as little as $35 for a prescription of IMVEXXY with commercial insurance coverage and pay as little as $50 for a prescription of IMVEXXY without commercial insurance coverage.

●

We have designed initiatives to drive starter pack volume and target competitors using clinical data, which are expected to begin in the first quarter of 2020. We have also begun a distribution optimization process that we expect will result in improvement over current distribution costs by the third quarter of 2020, including improved fees and new retail partnerships.

Brand Awareness and Adoption:

●

In addition to our focus on direct selling from our sales organization, we have executed a branded multichannel awareness campaign for HCPs leveraging digital, non-personal promotion and journal advertising and have already reached most of the active writing HCPs within the VVA category with IMVEXXY branded messages. The focus of our interactions with HCPs included: (i) introducing IMVEXXY and highlighting the unmet medical need that IMVEXXY can fulfill for many women, (ii) increasing awareness of the clinical data and patient features of IMVEXXY, and (iii) familiarizing HCPs with our patient support services for IMVEXXY. As of September 30, 2019, approximately 15,600 HCPs had sent an IMVEXXY prescription to a pharmacy for at least one patient.

Patient Awareness, Affordability and Adherence Programs:

●

We believe the patient affordability and adherence programs that we created and piloted around our prescription prenatal vitamin business have the potential to improve patient compliance for IMVEXXY, compared to other products in the VVA category. We launched our patient affordability and adherence program for IMVEXXY to help patients manage out-of-pocket costs and improve education regarding VVA and IMVEXXY with the goal of increasing patient adherence and compliance for an improved treatment experience.  As of September 30, 2019, approximately 92% of our total IMVEXXY fills have utilized the patient savings programs. We launched print, social, point of care and digital direct-to-consumer marketing for IMVEXXY in the third quarter of 2019. As of September 30, 2019, we had approximately 95,300 patients who have received at least one paid IMVEXXY prescription filled at a pharmacy.

Customer Model:

●

As of September 30, 2019, we had a sales force that covers approximately 200 territories throughout the U.S. Within these territories there are approximately 40,000 HCPs that represent the majority of the volume of FDA-approved prescriptions for these product categories. The sales representatives target a subset of these specific HCPs based on product and messaging objectives for a particular quarter. Our sales force is deploying a hybrid sales model that combines an internal sales leadership team with a fully dedicated contract sales force to call on our customer universe. Additionally, we have an internal sales team that covers areas of the U.S. where key HCPs are located but where we do not have defined territories and we have launched our Key Account Managers (KAMs) to engage with our BIO-IGNITE partners. Bio-Ignite is a program focused on supporting the synergistic relationships between community pharmacies and HCPs so that offering BIJUVA and IMVEXXY as appropriate treatment alternatives is economically practical for the pharmacy.

Infrastructure:

●

We continue to expand our internal capabilities to support the continued launch of IMVEXXY. We have launched KAMs to support our BIO-IGNITE partners and continue to build our internal capabilities to support both organizations, including compliance professionals and programs and key data support systems that provide real-time data for the sales force and KAMs. Our KAMs have national coverage and target over 1,900 community pharmacies that have a focus on compounded bio-identical hormones and the over 2,000 additional HCPs that are affiliated with these pharmacies. The KAM role is a dual role in delivering a trade message at the pharmacy level and a commercial message at the HCP level.

Regulatory:

●

As part of the FDA’s approval of IMVEXXY, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen. The FDA has also asked the sponsors of other vaginal estrogen products to also participate in the observational study. In connection with the observational study, we will be required to provide progress reports to the FDA on an annual basis. The development of this method is underway, and we do not believe that the costs will be material. In addition, the FDA asked for post-approval information with respect to certain characteristics related to the product’s specifications, which we submitted to FDA, fully completing this request.

BIJUVA

On October 28, 2018, the FDA approved BIJUVA (estradiol and progesterone) capsules, 1 mg/100 mg, the first and only FDA-approved bioidentical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate-to-severe vasomotor symptoms, or VMS (commonly known as hot flashes or flushes), due to menopause in women with a uterus. The estrogen and progesterone in BIJUVA have the same chemical and molecular structure as the hormones that are naturally produced in a woman’s body. Following meetings with the FDA, we plan to submit a New Drug Application (NDA) efficacy supplement for the 0.5/100 mg dose of BIJUVA to the FDA in the fourth quarter of 2019 for review and potential approval using existing data from our Phase 3 REPLENISH trial for BIJUVA, for which we announced results in December 2016, together with additional information and analyses. We do not anticipate that the FDA will require any new clinical trials in connection with our submission of the NDA efficacy supplement. If accepted for review by the FDA, we expect that the NDA efficacy supplement will be reviewed, under current Prescription Drug User Fee Act timeline goals, within ten months of receipt by the FDA.

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

Our initial focus has been on key OB/GYN targets, particularly those that already adopted IMVEXXY, to deliver the core clinical messages as well as provide information on our patient affordability and adherence programs. In support of BIJUVA, our field force expanded to approximately 200 territories in April 2019. In addition, we will continue to deploy our BIO-IGNITE program with a fuller expansion towards the end of 2019 into 2020 when we have achieved coverage for the majority of commercial insurance plans that is beyond the six month payer block.

We launched our patient affordability and adherence program for BIJUVA, similar to IMVEXXY, to help patients manage out-of-pocket costs and improve patient education with the goal of increasing patient adherence and compliance for an improved treatment experience. As of September 30, 2019, approximately 88% of our total BIJUVA fills have utilized the patient savings programs. Prior to October 1, 2019, enrolled patients did not pay more than $35 for a prescription of BIJUVA. Starting October 1, 2019, enrolled patients pay as little as $35 for a prescription of BIJUVA with commercial insurance coverage and pay as little as $50 for a prescription of BIJUVA without commercial insurance coverage. As of September 30, 2019, we have approximately 9,100 patients who have received at least one paid BIJUVA prescription filled at a pharmacy.

We believe that the successful launch of IMVEXXY allows us to leverage existing contracts with our third-party logistics partner and our distribution partners. We anticipate similar timing regarding commercial payer coverage as we experienced with IMVEXXY as many commercial payers employ “new-to-market blocks” for newly launched brands while they make their decision on coverage. However, our ability to leverage existing payer contracts by amending to include BIJUVA, along with our recent experience with the payers may simplify and accelerate the process. Through September 30, 2019, we achieved unrestricted coverage with five of the top ten commercial payers of VMS products by commercial payer lives and we continue to sign new agreements with payers to cover BIJUVA. Although Medicare is a small percentage of the VMS market, as of September 30, 2019, two of the top six Medicare Part D payers of VMS products was adjudicating BIJUVA.

With the approval of BIJUVA, the FDA required a post-approval commitment to further develop and validate our in-vitro dissolution method to show how BIJUVA is released from the capsule in an in-vitro setting for quality control assessments. The development of this method and validation were completed and submitted to the FDA as required in our approval.

ANNOVERA

On July 30, 2018, we entered into an exclusive license agreement with the Population Council to commercialize in the U.S. ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a full year, which was approved by the FDA on August 10, 2018.

ANNOVERA was classified by the FDA as a “new chemical entity,” or NCE, and thus has five years of regulatory exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. ANNOVERA is a one-year ring-shaped contraceptive vaginal system, or CVS. ANNOVERA, which is made with a silicone elastomer, contains segesterone acetate, a 19-nor progesterone derivative also known as Nestorone®, or NES, and ethinyl estradiol, or EE. EE is an approved active ingredient in many marketed hormonal contraceptive products. Segesterone acetate, a new chemical entity, is a potent progestin. Segestrone acetate also does not bind to the androgen or estrogen receptors and has no glucocorticoid effects at contraceptive doses.   NES has been evaluated in 51 clinical studies across these delivery systems with more than 26,794 cycles of exposure.

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

We launched ANNOVERA in the third quarter of 2019 with limited sales and a full-scale launch expected in the first quarter of 2020. In October 2019, we began a “test and learn” market introduction phase of launch for ANNOVERA, with 36 of our existing sales representatives currently promoting ANNOVERA in addition to our other products, and our 23 regional sales managers and 12 compounding KAMs introducing ANNOVERA to top targeted healthcare practitioners outside of these 36 territories.

We believe that the strong initial commercial net revenue per unit of ANNOVERA and rapid commercial insurance adoption provide us with an opportunity to deploy additional financial resources to maximize ANNOVERA’s consumer-focused commercialization strategy and leverage the ability of doctor/patient choice of contraceptive to override insurance company formularies when a generic equivalent has not been established.  As part of this strategy, we are pursuing distribution opportunities for ANNOVERA with multiple direct-to-consumer contraceptive platforms that are both low cost to TXMD and offer an attractive return to the platforms.

We continue to dialogue with the FDA regarding the potential inclusion of ANNOVERA as a new class of contraception for women in the FDA’s Birth Control Guide, which would require private health plans to cover ANNOVERA with no patient out-of-pocket costs as part of the Affordable Care Act. Eight states require insurance coverage of prescription contraception with co-pay regardless of inclusion in the FDA’s Birth Control Guide and 11 states, plus Washington D.C., require coverage of prescription contraception with no co-pay regardless of inclusion in the FDA’s Birth Control Guide. We believe that a recent reorganization of the FDA’s Division of Bone Reproductive and Urologic Products (DBRUP) may delay a decision regarding the inclusion of ANNOVERA as a new class of contraception for women in the FDA’s Birth Control Guide beyond the fourth quarter of this year, which could affect our ability to borrow an additional tranche of $50 million under our financing agreement, or the Financing Agreement, with TPG Specialty Lending, Inc., as administrative agent, or the Administrative Agent. Given the strong initial commercial net revenue per unit of ANNOVERA and rapid commercial insurance adoption during our “test and learn” market introduction phase of launch, as well as the potential for the FDA’s decision regarding the inclusion of ANNOVERA as a new class of contraception to come after the fourth quarter of this year, we have begun discussions with the Administrative Agent about revising the draw trigger for this $50 million tranche in order to take into account the positive ANNOVERA launch trends that we are experiencing. The Administrative Agent has informed us that it is open to considering a revision to the terms and timing of this draw trigger, although there is no assurance that we and the Administrative Agent will agree on any such revisions.

As part of the approval of ANNOVERA, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism.  A draft protocol submission for the study was submitted to the FDA in August 2019. We have agreed to perform and pay the costs and expenses associated with this post-approval study, provided that if the costs and expenses associated with such post-approval study exceed $20 million, half of such excess will offset against royalties or other payments owed by us to the Population Council under the Population Council License Agreement. Given the observational nature of the study, we do not believe that the costs of the study will be material on an annual basis.

As of September 30, 2019, we had 28 issued foreign patents and 26 issued domestic or, U.S., patents, which included 12 domestic utility patents that relate to BIJUVA, three domestic patents that relate to estradiol and progesterone product candidates, five domestic patents that relate to IMVEXXY, which establish an important intellectual property foundation for IMVEXXY, one domestic utility patent that relates to a pipeline transdermal patch technology, one domestic utility patent that relates to our topical-cream candidates, one domestic utility patent that relates to a product candidate containing d-limonene, one domestic utility patent that relates to our OPERA® information technology platform that we wrote off in the second quarter of 2019, and two domestic utility patents that relate to TX-009HR, our progesterone and estradiol drug candidate.

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

The following table indicates our research and development expense by project for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(000s)		(000s)
TX 001-HR (BIJUVA)	$454	$3,017	$2,869	$8,432
TX 004-HR(IMVEXXY)	527	764	1,869	3,922
ANNOVERA	396	—	2,109	—
Other research and development	2,701	2,927	8,513	8,192
Total	$4,078	$6,708	$15,360	$20,546

Research and development expenditures will continue to be incurred as we develop our drug pipeline, continue stability testing and validation on our drugs, develop and validate secondary manufacturers, prepare regulatory submissions and work with regulatory authorities on existing submissions.

The costs of clinical trials may vary significantly over the life of a project owing to a variety of factors. We base our expenses related to clinical trials on estimates that are based on our experience and estimates from CROs and other third parties. Research and development expenditures for the drug candidates will continue after the trial completes for on-going stability and laboratory testing, regulatory submission and response work. For a discussion of the nature of efforts, steps and costs necessary to complete these projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Results of Operations

Three months ended September 30, 2019 compared with three months ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	Change
	(000s)
Product revenue, net	$8,213	$3,474	$4,739
License revenue	15,506	—	15,506
Cost of goods sold	1,444	699	745
Operating expenses	49,347	37,136	12,211
Operating loss	(27,072)	(34,361)	(7,289)
Other expense, net	(4,895)	(1,244)	3,651
Net loss	$(31,967)	$(35,605)	$(3,638)

Revenues and Cost of Goods Sold

Product revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. Product revenue for the three months ended September 30, 2019 increased approximately $4,739,000, or 136%, to approximately $8,213,000, compared with approximately $3,474,000 for the three months ended September 30, 2018.  Product revenue increased primarily due to an increase in sales of approximately $4,560,000 of IMVEXXY in the current period, partially offset by a decrease in prenatal vitamin sales of approximately $711,000. Product revenue for the three months ended September 30, 2019 also included sales of BIJUVA of approximately $490,000 and sales of ANNOVERA of approximately $400,000. The revenue decrease related to our prenatal vitamins was primarily affected by lower number of units sold as compared to the prior year period, partially offset by increased revenue per unit. We launched IMVEXXY in the third quarter of 2018, BIJUVA in the second quarter of 2019 and ANNOVERA in the third quarter of 2019. Since the launches, revenues related to IMVEXXY and BIJUVA have been greatly affected by the co-pay assistance programs that we introduced to launch these products, which allows eligible enrolled patients to access the products at a reasonable cost regardless of insurance coverage. We expect our product revenues to improve as commercial and Medicare payer coverage increases, and plans complete the process needed to adjudicate IMVEXXY, BIJUVA and ANNOVERA prescriptions at pharmacies. In addition to our product revenue, during the three months ended September 30, 2019, we recognized license revenue of approximately $15,506,000 from the upfront fee, which was a non-refundable payment, payable to us by Theramex under the terms of the License Agreement, which we recognized at the point in time when Theramex was able to use and benefit from the license, which was when the knowledge transfer of regulatory documents occurred.

Cost of goods sold increased approximately $745,000, or 107%, to approximately $1,444,000 for the three months ended September 30, 2019, compared with approximately $699,000 for the three months ended September 30, 2018.  Our gross margin related to prescription products was approximately 82% and 80% for the three-month periods ended September 30, 2019 and 2018, respectively. The change in our gross margin is primarily related to the change in product mix between the two periods.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended September 30,
	2019	2018
Sales and marketing costs, excluding human resources costs	45.7%	44.6%
Human resources related costs, including salaries, benefits and taxes	27.4%	24.0%
Product research and development costs	8.3%	18.1%
Professional fees and consulting costs	8.3%	4.4%
Other operating expenses	10.3%	8.9%

Operating expenses increased by approximately $12,211,000, or 33%, to approximately $49,347,000 for the three months ended September 30, 2019, from approximately $37,136,000 for the three months ended September 30, 2018 as a result of the following items:

	Three Months Ended September 30,
	2019	2018	Change
	(000s)
Sales and marketing, excluding human resources costs	$22,547	$16,577	$5,970
Human resources related costs	13,507	8,911	4,596
Product research and development costs	4,078	6,708	(2,630)
Professional fees and consulting costs	4,100	1,650	2,450
Other operating expenses	5,115	3,290	1,825
Total operating expenses	$49,347	$37,136	$12,211

Sales and marketing costs for the three months ended September 30, 2019 increased by approximately $5,970,000, or 36%, to approximately $22,547,000, compared with approximately $16,577,000 for the three months ended September 30, 2018, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and commercialization of our prescription products, including costs related to outsourced sales personnel and their related expenses, physician education, advertising and travel expenses related to product commercialization. We expect sales and marketing expenses to continue to increase as we continue the launch of BIJUVA and ANNOVERA and continue to support our growing business and commercialization of our products.

Human resources costs, including salaries, benefits and taxes, for the three months ended September 30, 2019 increased by approximately $4,596,000, or 52%, to approximately $13,507,000, compared with approximately $8,911,000 for the three months ended September 30, 2018, primarily as a result of an increase of approximately $4,259,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our prescription products and an increase of approximately $337,000 in non-cash compensation expense included in this category related to employee stock-based compensation during 2019 as compared to 2018.

Research and development costs for the three months ended September 30, 2019 decreased by approximately $2,630,000, or 39%, to approximately $4,078,000, compared with approximately $6,708,000 for the three months ended September 30, 2018.  Research and development costs include costs related to manufacturing validation and early development trials, as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased primarily as a result of certain employees and activities that were previously classified as research and development being transferred to operations as they began to support commercial and launch efforts after the FDA approvals of IMVEXXY and BIJUVA.

●	Since the project’s inception in February 2013, we have incurred approximately $130,056,000 in research and development costs with respect to BIJUVA.

●	Since the project’s inception in August 2014, we have incurred approximately $47,608,000 in research and development costs with respect to IMVEXXY.

For a discussion of the nature of efforts, steps and costs related to our research and development projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Professional fees and consulting costs for the three months ended September 30, 2019 increased by approximately $2,450,000, or 148%, to approximately $4,100,000, compared with approximately $1,650,000 for the three months ended September 30, 2018, primarily as a result of increased recruiting and consulting fees.

All other operating expense for the three months ended September 30, 2019 increased by approximately $1,825,000, or 55%, to approximately $5,115,000, compared with approximately $3,290,000 for the three months ended September 30, 2018, as a result of increased information technology, travel, dues and subscriptions, allowance for bad debt expense, insurance and other office expenses primarily to support commercialization of our new drugs.

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $7,289,000, or 21%, to approximately $27,072,000 for the three months ended September 30, 2019, compared with approximately $34,361,000 for the three months ended September 30, 2018, primarily as a result of increased total net revenue, partially offset by an increase in total operating expenses.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA and ANNOVERA will be successful.

Other expense, net

Other non-operating expense, net increased by approximately $3,651,000, or 293%, to an expense of approximately $4,895,000 for the three months ended September 30, 2019, compared with an expense of approximately $1,244,000 for the three months ended September 30, 2018, primarily as a result of loss on extinguishment of debt and increased interest expense related to our Financing Agreement.  For more information regarding our Financing Agreement, see “Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss decreased approximately $3,638,000, or 10%, to approximately $31,967,000 for the three months ended September 30, 2019, compared with approximately $35,605,000 for the three months ended September 30, 2018.  Net loss per share of Common Stock, basic and diluted, was ($0.13) and ($0.16) for the three months ended September 30, 2019 and 2018, respectively.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Change
		(000s)
Product revenue, net	$18,239	$11,010	$7,229
License revenue	15,506	—	15,506
Cost of goods sold	3,456	1,787	1,669
Operating expenses	137,102	101,323	35,779
Operating loss	(106,813)	(92,100)	(14,713)
Other expense, net	(19,896)	(1,126)	(18,770)
Net loss	$(126,709)	$(93,226)	$(33,483)

Revenues and Cost of Goods Sold

Product revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. Product revenue for the nine months ended September 30, 2019 increased approximately $7,229,000, or 66%, to approximately $18,239,000, compared with approximately $11,010,000 for the nine months ended September 30, 2018.  Product revenue increased primarily due to an increase in sales of approximately $9,693,000 of IMVEXXY in the current period partially offset by a decrease in prenatal vitamin sales of approximately $3,489,000. Product revenue during the nine months ended September 30, 2019 also included sales of BIJUVA of approximately $625,000 and sales of ANNOVERA of approximately $400,000. The revenue decrease related to our prenatal vitamins was primarily affected by lower number of units sold as compared to the prior year period. We launched IMVEXXY in the third quarter of 2018, BIJUVA in the second quarter of 2019 and ANNOVERA in the third quarter of 2019. Since the launches, revenues related to IMVEXXY and BIJUVA have been greatly affected by the co-pay assistance programs that we introduced to launch these products, which allows eligible enrolled patients to access the products at a reasonable cost regardless of insurance coverage. We expect our product revenues to improve as commercial and Medicare payer coverage increases, and plans complete the process needed to adjudicate IMVEXXY, BIJUVA and ANNOVERA prescriptions at pharmacies. In addition to our product revenue, during the nine months ended September 30, 2019, we recognized license revenue of approximately $15,506,000 from the upfront fee, which was a non-refundable payment, payable to us by Theramex under the terms of the License Agreement, which we recognized at the point in time when Theramex was able to use and benefit from the license, which was when the knowledge transfer of regulatory documents occurred.

Cost of goods sold increased approximately $1,669,000, or 93%, to approximately $3,456,000 for the nine months ended September 30, 2019, compared with approximately $1,787,000 for the nine months ended September 30, 2018, primarily due to an increased number of units sold.  Our gross margin for our prescription products was approximately 81% and 84% for the nine months ended September 30, 2019 and 2018, respectively.  The change in our gross margin is primarily related to the change in product mix between the two periods.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Nine Months Ended September 30,
	2019	2018
Sales and marketing costs, excluding human resources costs	44.2%	43.1%
Human resources related costs, including salaries, benefits and taxes	27.1%	23.0%
Product research and development costs	11.2%	20.3%
Professional fees and consulting costs	7.3%	5.3%
Other operating expenses	10.2%	8.3%

Operating expenses increased by approximately $35,779,000, or 35%, to approximately $137,102,000 for the nine months ended September 30, 2019, from approximately $101,323,000 for the nine months ended September 30, 2018 as a result of the following items:

	Nine Months Ended September 30,
	2019	2018	Change
		(000s)
Sales and marketing, excluding human resources costs	$60,537	$43,695	$16,842
Human resources related costs	37,162	23,296	13,866
Product research and development costs	15,360	20,546	(5,186)
Professional fees and consulting costs	10,025	5,411	4,614
Other operating expenses	14,018	8,375	5,643
Total operating expenses	$137,102	$101,323	$35,779

Sales and marketing costs for the nine months ended September 30, 2019 increased by approximately $16,842,000, or 39%, to approximately $60,537,000, compared with approximately $43,695,000 for the nine months ended September 30, 2018, primarily as a result of increased expenses associated with sales and marketing efforts to support launch and commercialization of our prescription products, including costs related to outsourced sales personnel and their related expenses, physician education and product samples, advertising and travel expenses related to product commercialization. We expect sales and marketing expenses to continue to increase as we continue the launch of BIJUVA and ANNOVERA, and continue to support our growing business and commercialization of our products.

Human resources costs, including salaries, benefits and taxes, for the nine months ended September 30, 2019 increased by approximately $13,866,000, or 60%, to approximately $37,162,000, compared with approximately $23,296,000 for the nine months ended September 30, 2018, as a result of an increase of approximately $12,278,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our prescription products and an increase of approximately $1,588,000 in non-cash compensation expense included in this category related to employee stock-based compensation during 2019 as compared to 2018.

Research and development costs for the nine months ended September 30, 2019 decreased by approximately $5,186,000, or 25%, to approximately $15,360,000, compared with approximately $20,546,000 for the nine months ended September 30, 2018. Research and development costs included costs related to on-going stability and laboratory testing, early development trials, as well as salaries, wages, non-cash compensation and benefits of personnel involved in research and development activities. Research and development costs decreased for the nine months ended September 30, 2019 as compared to the prior period primarily as a result of lower costs related to scale-up and manufacturing activities as well as decreased pre-clinical work to support our product pipeline. Research and development costs also decreased as a result of certain employees and activities that were previously classified as research and development being transferred to operations as they began to support commercial and launch efforts after the FDA approvals of IMVEXXY and BIJUVA.

For a discussion of the nature of efforts, steps and costs related to our research and development projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Professional fees and consulting costs for the nine months ended September 30, 2019 increased by approximately $4,614,000, or 85%, to approximately $10,025,000, compared with approximately $5,411,000 for the nine months ended September 30, 2018, primarily as a result of increased recruiting and consulting fees, partially offset by lower legal fees.

All other operating expense for the nine months ended September 30, 2019 increased by approximately $5,643,000, or 67%, to approximately $14,018,000, compared with approximately $8,375,000 for the nine months ended September 30, 2018, as a result of increased information technology, travel, allowance for bad debt expense, insurance and other office expenses primarily to support commercialization of our new drugs.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $14,713,000, or 16%, to approximately $106,813,000 for the nine months ended September 30, 2019, compared with approximately $92,100,000 for the nine months ended September 30, 2018, primarily as a result of increased personnel costs, sales and marketing expenses to support commercialization of our prescription products, including costs related to outsourced sales personnel and their related expenses, professional fees and other operating expenses, partially offset by a decrease in research and development costs and an increase in total net revenue.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA, and ANNOVERA will be successful.

Other Expense, net

Other non-operating expense increased by approximately $18,770,000 to an expense of approximately $19,896,000 for the nine months ended September 30, 2019 compared with an expense of approximately $1,126,000 for the nine months ended September 30, 2018, primarily as a result of loss on extinguishment of debt and increased interest expense related to our Financing Agreement.  For more information regarding our Financing Agreement, see “Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $33,483,000, or 36%, to approximately $126,709,000 for the nine months ended September 30, 2019, compared with approximately $93,226,000 for the nine months ended September 30, 2018. Net loss per share of Common Stock, basic and diluted, was ($0.53) and ($0.42) for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the three years ended December 31, 2018, we received approximately $293,344,000 in net proceeds from the issuance of shares of our Common Stock. As of September 30, 2019, we had cash and cash equivalents totaling approximately $155,330,000, however, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

Our net days sales outstanding, or net DSO, is calculated by dividing gross accounts receivable less the reserve for doubtful accounts, chargebacks and payment discounts by the average daily net product revenues during the quarter. We also disclose gross DSO, which includes the calculation of gross accounts receivable divided by the average daily gross product revenues to distributors during the quarter. For the three months ended September 30, 2019, our gross DSO was 46 days compared to 77 days for the three months ended December 31, 2018 and our net DSO was 172 days for the three months ended September 30, 2019 compared to 200 days for the three months ended December 31, 2018. Our DSO decreased primarily due to more favorable arrangements with customers that we entered into in the second quarter of 2019. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the launch of IMVEXXY, BIJUVA and ANNOVERA and changes in the healthcare industry.

On October 29, 2019, we closed our underwritten public offering of 29,900,000 shares of our common stock at a price to the public of $2.75 per share, inclusive of the underwriters’ option to purchase additional shares of common stock, which option was exercised in full. We received net proceeds from the offering of approximately $77.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On April 24, 2019, we entered into the Financing Agreement with the Administrative Agent, various lenders from time to time party thereto, and certain of the Company’s subsidiaries party thereto from time to time as guarantors, which provided us with a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provides for availability to us in three tranches: (i) $200,000,000 was drawn upon entering into the Financing Agreement; (ii) $50,000,000 will be available to us upon the designation of ANNOVERA as a new category of birth control by the FDA on or prior to December 31, 2019 and satisfaction (or waiver) of other customary conditions precedent; and (iii) $50,000,000 will be available to us upon our achieving $11,000,000 in net revenues from our IMVEXXY, BIJUVA and ANNOVERA products for the fourth quarter of 2019 and satisfaction (or waiver) of other customary conditions precedent. A portion of the initial tranche of borrowing under the Facility in the amount of approximately $81,661,000 was used to repay all amounts outstanding under our prior financing agreement with MidCap Financial Trust, or the MidCap Agreement. As a result of the termination of the MidCap Agreement, we recorded $10,057,632 in loss on extinguishment of debt in our unaudited consolidated financial statements. We believe that our existing cash and availability under the Facility will allow us to fund our operating plan through at least the next 12 months from the date of this Quarterly Report. However, if the commercialization of IMVEXXY, BIJUVA, or ANNOVERA is delayed, our existing cash and availability under the Facility, if we are able to access such funds, may be insufficient to satisfy our liquidity requirements until we are able to commercialize IMVEXXY, BIJUVA and ANNOVERA and we may not be able to access funds under the Facility. If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing and other commercialization and pre-commercialization efforts and we may seek to sell additional equity or debt securities. Our ability to sell debt securities or obtain additional debt financing is restricted pursuant to the Financing Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, to the extent permitted under the Financing Agreement, the ownership interests of our existing shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, certain of which are restricted under the Financing Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products, if permitted under the Financing Agreement. Additionally, we may have to grant licenses on terms that may not be favorable to us.

License Agreement with Theramex

On June 6, 2019, we entered into an exclusive license and supply agreement, or the License Agreement, with Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Territory. Under the terms of the License Agreement, Theramex paid us EUR 14 million in cash as an upfront fee on August 5, 2019. Within thirty days of signing the License Agreement, we provided Theramex the regulatory materials and clinical data that were necessary for Theramex to obtain marketing authorizations and other applicable regulatory approvals for commercializing BIJUVA and IMVEXXY. We recognized the revenue related to the upfront fee, which was a non-refundable payment, during the third quarter of 2019, at a point in time when Theramex was able to use and benefit from the license which was when the knowledge transfer of regulatory documents occurred. We are eligible to receive additional milestone payments comprised of (i) up to an aggregate of EUR 2 million in regulatory milestone payments based on regulatory approvals for BIJUVA and IMVEXXY in certain specified markets and (ii) up to an aggregate of EUR 27.5 million in sales milestone payments to be paid in escalating tranches based on Theramex first attaining certain aggregate annual net sales milestones of BIJUVA and IMVEXXY in the Territory ranging from EUR 25 million to EUR 100 million. We are also entitled to receive quarterly royalty payments on net sales of BIJUVA and IMVEXXY in the Territory. Theramex will be responsible for all regulatory and commercial activities for BIJUVA and IMVEXXY in the Territory. Theramex may sublicense its rights to commercialize BIJUVA and IMVEXXY in the Territory, except for certain specified markets. We may terminate the License Agreement if Theramex does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize BIJUVA and IMVEXXY within certain specified time periods. We also may terminate the License Agreement if Theramex challenges our patents. Either party may terminate the License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters.

We need substantial amounts of cash to complete the launch and commercialization of our hormone therapy and contraceptive drugs.  The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2019	2018
	(000s)
Net cash used in operating activities	$(114,900)	$(78,667)
Net cash used in investing activities	$(3,178)	$(20,827)
Net cash provided by financing activities	$111,796	$162,357

Operating Activities

The principal use of cash in operating activities for the nine months ended September 30, 2019 was to fund our current expenses primarily related to supporting commercialization activities for IMVEXXY, BIJUVA, and ANNOVERA, sales, marketing, scale-up and manufacturing activities and clinical development, adjusted for non-cash items. The increase of approximately $36,233,000 in cash used in operating activities for the nine months ended September 30, 2019 compared with the comparable period in the prior year was due primarily to an increase in our net loss and changes in the components of working capital, partially offset by an increase in non-cash items.

Investing Activities

Investing activities for the nine months ended September 30, 2019 decreased primarily due to a $20,000,000 payment for an intellectual property license fee that occurred during the nine months ended September 30, 2018, partially offset by higher spending related to patent, trademark and fixed asset costs during the nine months ended September 30, 2019.

Financing Activities

Financing activities represent the principal source of our cash flow. Our financing activities for the nine months ended September 30, 2019 provided net cash of approximately $111,796,000 which consisted of the net funding from our Facility of approximately $193,348,000 and exercise of options and warrants to purchase Common Stock of approximately $109,000, partially offset by the repayment of our Credit Agreement of approximately $81,661,000. Our financing activities for the nine months ended September 30, 2018 provided net cash of approximately $162,357,000, which consisted of the net funding from our Credit Agreement of approximately $71,213,000 and the exercise of options to purchase Common Stock of approximately $1,236,000 and approximately $89,908,000 in proceeds from the sale of our Common Stock.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to record most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. In July 2018, the FASB amended the new leases standard and issued ASU 2018-11, Leases, (Topic 842): Targeted Improvements to give entities another option for transition and to provide lessors with a practical expedient. We adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11 and we recorded a $3.8 million right of use asset and a $4.1 million liability related to adoption of this standard. In addition, upon commencement of additional lease space in the third quarter of 2019, we recorded an additional $7.4 million right of use asset and an additional $7.2 million liability related to our new lease space. Comparative financial information was not adjusted and will continue to be reported under ASC 840. We also elected the transition relief package of practical expedients and as a result we did not assess (1) whether existing or expired contracts contain leases, (2) lease classification for any existing or expired leases, and (3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. We elected not to separate lease components from non-lease components for our specified asset classes. Additionally, the adoption of the new standard resulted in increased disclosure requirements in our quarterly and annual filings.

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

As of April 24, 2019, we repaid all amounts outstanding under the MidCap Agreement and became subject to market risk in connection with borrowings under the Financing Agreement. Amounts borrowed under the Financing Agreement will accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.20%. Considering the total outstanding principal balance under the Financing Agreement of approximately $200,000,000 at September 30, 2019, a 1.0% change in interest rates would result in an impact to income before income taxes of approximately $2,000,000 per year.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions in connection with required disclosure.

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

Changes in Internal Controls

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2019, without admitting or denying the findings, we consented to an order issued by the Securities and Exchange Commission charging us with violations of Regulation FD in connection with communications during 2017 regarding TX-004HR and agreed to pay a $200,000 penalty.

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material effect on our business or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit	Date	Description
10.1*+	September 28, 2018	Commercial Supply Agreement by and between TherapeuticsMD, Inc. and QPharma AB.
10.2*+	October 5, 2018	Lease by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc.
31.1*	November 8, 2019	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2*	November 8, 2019	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1**	November 8, 2019	Section 1350 Certification of Chief Executive Officer
32.2**	November 8, 2019	Section 1350 Certification of Chief Financial Officer
101.INS*	n/a	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document
104*	n/a	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November  8, 2019

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel A. Cartwright
Daniel A. Cartwright
Chief Financial Officer
(Principal Financial and Accounting Officer)