Form 10-K/A
period 2019-12-31
TherapeuticsMD, Inc.
filed 2020-04-29
CIK 25743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_____________________________

Form 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________________

Commission File Number 001-00100

_____________________________

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

As of April 20, 2020, there were outstanding 271,683,266 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

On February 24, 2020, TherapeuticsMD, Inc., a Nevada corporation (the “Company”), filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) in order to include the information required by Items 10 through 14 for Form 10-K. This information was previously omitted from the Original Form 10-K consistent with General Instruction G(3) to Form 10-K. The Company is filing the 10-K/A to provide the information required in Part III of Form 10-K for purposes of incorporating that information by reference into other filings with the Securities and Exchange Commission (the “SEC”). This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K consistent with General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Throughout this Form 10-K/A, the terms “we,” “us,” “our,” “TherapeuticsMD,” or “our company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed; BocaGreenMD, Inc., a Nevada corporation, or BocaGreen; and VitaCare Prescription Services, Inc., a Florida corporation, or VitaCare.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

2

THERAPEUTICSMD, INC.

ANNUAL REPORT ON FORM 10-K/A

Fiscal Year Ended December 31, 2019

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The following table sets forth certain information regarding the current directors of our company.

Name	Age	Position
Tommy G. Thompson	78	Chairman of the Board (1)(2)
Robert G. Finizio	49	Chief Executive Officer and Director
Paul M. Bisaro	59	Director(3)
J. Martin Carroll	70	Director (1)(2)
Cooper C. Collins	41	Director (2)(3)
Karen L. Ling	56	Director
Jules A. Musing	72	Director (1)
Gail K. Naughton, Ph.D.	64	Director
Angus C. Russell	64	Director (3)

_________________________________________

(1)	Member of Nominating and Corporate Governance Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

Tommy G. Thompson has served as the Chairman of the Board of Directors and a director of our company since May 2012. Mr. Thompson currently serves as the Chief Executive Officer of Thompson Holdings, a consulting firm. As the Governor of Wisconsin from January 1987 to February 2001, Secretary Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform, and for his work toward expanding health care access across all segments of society. As the former Secretary of the U.S. Department of Health & Human Services, or HHS, from February 2001 to January 2005, Secretary Thompson served as the nation’s leading advocate for the health and welfare of all Americans. Secretary Thompson was a partner in the law firm of Akin Gump Strauss Hauer & Feld LLP, or Akin Gump, from March 2005 to January 2012, when he resigned to run for the United States Senate. Secretary Thompson served as an Independent Chairman of the Deloitte Center for Health Solutions, a health care consulting company, from March 2005 to May 2009. At the Deloitte Center for Health Solutions and at Akin Gump, Secretary Thompson built on his efforts at HHS to work toward developing solutions to the health care challenges facing American families, businesses, communities, states, and the nation as a whole. Secretary Thompson has also served as the President of Logistics Health, Inc., a provider of medical readiness and homeland security solutions, from February 2005 to January 2011. Secretary Thompson has served as a Senior Fellow for the Bipartisan Policy Center, a non-profit organization focused on bipartisan advocacy and policymaking, since July 2013. Secretary Thompson also serves as a member of the board of directors for the following public companies: Centene Corporation [NYSE: CNC], United Therapeutics Corporation [NASDAQ: UTHR], Physicians Realty Trust [NYSE: DOC] and Tyme Technologies, Inc. [NASDAQ: TYMI]. Secretary Thompson also served as a member of the boards of directors of C. R. Bard, Inc. [NYSE: BCR] from August 2005 to January 2018 and Cytori Therapeutics, Inc. [NASDAQ: CYTX] from April 2011 to May 2016, and has historically served on the boards of directors of other public companies. We believe Secretary Thompson’s experience in public service and on the boards of directors of numerous public companies, particularly his services and knowledge related to the health care industry as a whole, makes him well suited to serve on our Board of Directors. Secretary Thompson received both his B.S. and J.D. from the University of Wisconsin-Madison.

Robert G. Finizio has served as Chief Executive Officer and a director of our company since October 2011. As co-founder of VitaMedMD, LLC, or VitaMed, our wholly owned subsidiary, Mr. Finizio served as its Chief Executive Officer and a director from April 2008 to October 2011. Mr. Finizio has 19 years of successful early stage company development experience in the health care industry. Mr. Finizio co-founded and served from August 2001 to February 2008 as President of Care Fusion, LLC and then as Chief Executive Officer of CareFusion, Inc., a clinical technology vendor, which was acquired by Cardinal Health, Inc. Mr. Finizio’s early business experience was with Omnicell, Inc. (formerly known as Omnicell Technologies, Inc.), a provider of pharmaceutical supply chain management systems and services, and Endoscopy Specialists, Inc. in the health care IT and surgical space. We believe Mr. Finizio’s intimate knowledge and experience with all aspects of the business, operations, opportunities, and challenges of our company and experience with early stage company development in the health care industry provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Finizio earned a B.A. from the University of Miami.

Paul M. Bisaro has served as a director of our company since March 2020. He is an accomplished global business leader with more than 25 years of generic and branded pharmaceutical experience. From May 2018 until August 2019, Mr. Bisaro served as the Executive Chairman of Amneal Pharmaceuticals, Inc. [NYSE: AMRX]. Prior to that appointment, from May 2017 to May 2018, Mr. Bisaro was President and Chief Executive Officer, and member of the Board of Directors, of the Impax Laboratories, Inc. [NASDAQ: IPXL], until its acquisition by Amneal Pharmaceuticals. Prior to joining Impax Laboratories, Mr. Bisaro served as Executive Chairman of Allergan, plc [NYSE: AGN] from July 2014 to November 2016, and as President and CEO of Actavis, plc (and its predecessor firm Watson Pharmaceuticals Inc.) from September 2007 to July 2014. Mr. Bisaro served on the Board of Directors of Allergan (and its predecessor firms) from September 2007 until August 2018. Previously, he served as President, Chief Operating Officer, and a member of the Board of Directors of Barr Pharmaceuticals, Inc., from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel of Barr, and from 1997 to 1999, served in various additional executive leadership capacities. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds, from 1989 to 1992. He also served as a Senior Consultant with Arthur Andersen & Co. Throughout his career, Mr. Bisaro has also been named to various boards of public companies, trade associations, and educational institutions. Since 2015 he has served as a member of the Board of Directors of Zoetis, Inc. [NYSE: ZTS], a producer of medicine and vaccinations for pets and livestock. From December 2013 to May 2017, he served on the Board of Directors of Zimmer Biomet Holdings, Inc. [NYSE: ZBH], a musculoskeletal healthcare company. Mr. Bisaro has also been a member of the Board of Visitors of the Catholic University of America’s Columbus School of Law since 2014. We believe Mr. Bisaro’s business, management and leadership experience, his understanding of the pharmaceutical industry, and his public company board experience make him a valuable member of our Board of Directors. Mr. Bisaro holds an undergraduate degree in General Studies from the University of Michigan and a Juris Doctor from The Catholic University of America in Washington, D.C.

J. Martin Carroll has served as a director of our company since March 2015. Mr. Carroll previously served as President and Chief Executive Officer of Boehringer Ingelheim Corp. (U.S.) from 2003 until 2011. He also served as global head of strategy and development for Boehringer Ingelheim (Germany) from 2009 through 2012 and served as Chairman of the Board for a number of Boehringer Ingelheim companies. Previously, Mr. Carroll held positions of increasing responsibility with Merck & Co. Inc. from 1976 to 2001, including manufacturing, international (Japan) and marketing and sales. He left Merck serving as its Executive Vice President for Customer Marketing and Sales of the U.S. Human Health Division. From 1972 to 1976, Mr. Carroll served in the United States Air Force. Mr. Carroll has previously served on the board of directors for a number of organizations, including Accredo Health Group Inc., Vivus Inc. [NASDAQ: VVUS], Durata Therapeutics Inc. [NASDAQ: DRTX], and Gwynedd Mercy College, as well as PhRMA. He currently serves as a director of Mallinckrodt PLC [NYSE: MNK] and Catalent, Inc. [NYSE: CTLT] and previously served as a director of Inotek Pharmaceuticals Corporation [NASDAQ: ITEK] from 2016 until its merger with Rocket Pharmaceuticals, Ltd. in 2018. We believe Mr. Carroll’s extensive experience as a pharmaceutical industry executive and his experience as a director of other publicly traded pharmaceutical companies provides the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Carroll received a B.A. in accounting and economics from the College of Holy Cross and a M.B.A. from Babson College.

Cooper C. Collins has served as a director of our company since February 2012. Mr. Collins has served as Chief Executive Officer of Fortis BioPharma LLC since June 2015. Mr. Collins served as Chief Strategy Officer of Pernix Therapeutics Holdings, Inc. [NASDAQ: PTX], or Pernix, from May 2013 until April 2014, as its President and Chief Executive Officer from March 2010 until May 2013, and as a director from March 2010 until February 2014. Mr. Collins joined Pernix Therapeutics, Inc., a predecessor of Pernix, in 2002, where he was appointed as a director in January 2007, its President in December 2007 and its Chief Executive Officer in June 2008, serving in those three capacities until March 2010. From December 2005 to December 2007, Mr. Collins served as Vice President of Business and Product Development of Pernix Therapeutics, Inc. and as its Territory Manager from December 2003 to December 2005. Mr. Collins was employed for three years by the National Football League franchise, the New Orleans Saints, in its media relations department. We believe Mr. Collins’ specialty pharmaceutical company knowledge and executive experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. While on a football scholarship, Mr. Collins received a B.A. from Nicholls State University, where he later received an M.B.A.

Karen L. Ling has served as a director of our company since April 2020. Ms. Ling has served as Executive Vice President and Chief Human Resources Officer at American International Group, Inc. [NYSE: AIG] since July 2019. From March 2015 until July 2019, she served as Executive Vice President and Chief Human Resources Officer at Allergan plc [NYSE: AGN], a global pharmaceutical company. From July 2014 until March 2015, Ms. Ling served as Senior Vice President, Human Resources and Chief Human Resources Officer at Actavis plc, a global pharmaceutical company, prior to its acquisition of Allergan and name change to Allergan. From January 2014 until July 2014, Ms. Ling was Senior Vice President and Chief Human Resources Officer at Forest Laboratories, a company which was focused on licensing European pharmaceuticals for sale in the United States, prior to its acquisition by Actavis. Prior to this, from 2011 until January 2014, Ms. Ling was Senior Vice President, Human Resources of the Global Human Health and Consumer Care businesses worldwide for Merck & Co., Inc. [NYSE: MRK]. She also served as Vice President, Global Compensation and Benefits, at Merck from November 2009 until 2011. From May 2008 until November 2009, she served as Group Vice President, Global Compensation & Benefits at Schering-Plough prior to its acquisition by Merck. Prior to joining Schering-Plough, Ms. Ling held various positions at Wyeth, LLC. Ms. Ling is a member of the board of directors of the JED Foundation and ExpandED Schools, both of which are non-profit organizations. We believe Ms. Ling’s specialty pharmaceutical company knowledge and executive experience provide the requisite qualifications, skills, perspectives, and experience that make her well qualified to serve on our Board of Directors. Ms. Ling received a B.A. in Economics from Yale University and a J.D. from Boston University, and is admitted to practice law in New York and Massachusetts.

Jules A. Musing has served as a director of our company since May 2013. In the course of Mr. Musing’s 37-year career in the pharmaceutical and biotechnology industry, specifically at Johnson & Johnson and its affiliates, he has been responsible for the worldwide licensing and acquisition of pharmaceutical and biotechnology products and technologies and the establishment of strategic alliances. This included the establishment of new scientific, technology and product collaborations in various therapeutic areas, the negotiation of licensing and alliance agreements with biotechnology and pharmaceutical companies worldwide, and the partnering, spin-out and out-licensing of company pharmaceutical and biotechnology assets. Prior to moving into those roles, Mr. Musing was Vice President Marketing International for the Janssen Pharmaceutical Group of Companies Worldwide from March 1982 to December 1984; President of Pitman-Moore, Inc., a U.S.-based Johnson & Johnson company from January 1985 to June 1987; Managing Director of Janssen Pharmaceutical in Portugal from July 1987 to March 1990; President of Serono, Inc. in the United States and Executive Vice President with responsibilities for North and South America from April 1990 to January 1993; Member of the board of directors of Ortho Biotech, Inc. from January 1993 to October 1999; and Managing Director of Ortho Biotech in France (a Johnson & Johnson affiliate) from October 1999 to January 2003. From January 2003 until his retirement in September 2010, Mr. Musing served as Vice President, Licensing and Acquisitions for the Pharmaceutical Group at Johnson & Johnson, where he was responsible for the worldwide licensing and acquisition of pharmaceutical and biotechnology products in all therapeutic areas. He has served as a director of Delphi Digital, Inc. since March 2012 and Chairman of the Scientific Board of Advisors for Noble Capital Financial Markets since February 2012. We believe Mr. Musing’s extensive experience in the pharmaceutical and biotechnology industry, including the establishment of numerous strategic and global partnerships and various new product collaborations provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Musing received his Master’s Degree in Biological Sciences from the University of Brussels (Belgium) and his Graduate Degree in Economics and Financial Sciences from the University of Antwerp (Belgium).

Gail K. Naughton, Ph.D. has served as a director of our company since March 2020. Dr. Naughton has served as the Chief Scientific Officer and Chief Business Development Officer of Histogen, a company she founded which is focused on the development of novel solutions based on the products of cells grown under simulated embryonic conditions, since April 2017. Dr. Naughton served as the Chairman and Chief Executive Officer of Histogen from June 2007 until April 2017. Prior to Histogen, Dr. Naughton was the Vice Chairman of Advanced Tissue Sciences, Inc., a human-based tissue engineering company, from March 2002 to October 2002, President from August 2000 to March 2002, President and Chief Operating Officer from 1995 to 2000 and Executive Vice President, Chief Operating Officer from 1991 to 1995. Dr. Naughton also served as Dean of the College of Business Administration at San Diego State University from August 2002 to June 2011. She has spent over 30 years extensively researching the tissue engineering process, holds over 105 U.S. and foreign patents, and has founded two regenerative medicine companies. Dr. Naughton has brought several tissue engineered products to market including a product for severe burns (TransCyte), a dermal replacement for diabetic ulcers (Dermagraft), an aesthetic dermal filler (Cosmederm/Cosmeplast), and SkinMedica’s TNS product for skin care. Dr. Naughton has been extensively published and a frequent speaker in the field of tissue engineering. In 2000, Dr. Naughton received the 27th Annual National Inventor of the Year award by the Intellectual Property Owners Association in honor of her pioneering work in the field of tissue engineering. Dr. Naughton has been a member of several public company boards of directors since 1988, including Cytori Therapeutics, Inc. [NASDAQ: CYTX] from July 2014 until January 2018 and C.R. Bard, Inc. [NYSE: BCR] from 2004 until December 2017. We believe Dr. Naughton’s extensive executive experience, her in-depth knowledge of the healthcare industry and regenerative medicine technology, her experience developing FDA-approved products, and her service on other public company boards and committees, provide the requisite qualifications, skills, perspectives, and experience that make her well qualified to serve on our Board of Directors. Dr. Naughton received her B.S. in Biology from St. Francis College, her M.S. in Histology and her Ph.D. in Hematology from the New York University Medical Center and her E.M.B.A. from UCLA.

Angus C. Russell has served as a director of our company since March 2015. Mr. Russell previously served as Chief Executive Officer of Shire PLC from June 2008 until April 2013. Mr. Russell served as the Chief Financial Officer of Shire from 1999 to 2008 and also served as Executive Vice President of global finance. Prior to joining Shire, Mr. Russell served at ICI, Zeneca and AstraZeneca PLC for 19 years, most recently in the role of Vice President, Corporate Finance at AstraZeneca. Mr. Russell also serves as a director of Mallinckrodt PLC [NYSE: MNK], having served as the chairman of the board of Mallinckrodt since May 2018, Lineage Cell Therapeutics, Inc. [NYSE: LCTX] and Revance Therapeutics Inc. [NASDAQ: RVNC], where he serves as the chairman of the board. Mr. Russell previously served as a director of Shire PLC [NASDAQ: SHPG], Questcor Pharmaceuticals Inc. [NASDAQ: QCOR] and InterMune Inc. [NASDAQ: ITMN]. We believe Mr. Russell’s extensive experience as a pharmaceutical industry executive and his experience as a director of other publicly traded pharmaceutical companies provides the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Russell holds an honorary Doctor of Business Administration from Coventry University, U.K.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Robert G. Finizio	49	Chief Executive Officer and Director
John C.K. Milligan, IV	57	President and Secretary
Daniel A. Cartwright	62	Chief Financial Officer and Treasurer
Mitchell L. Krassan	54	Chief Strategy & Performance Officer
Michael Donegan	52	Vice President – Finance

Listed below are biographical descriptions of our executive officers. For Mr. Finizio’s information, see the description under “Election of Directors” above.

John C.K. Milligan, IV has served as President and Secretary of our company since October 2011 and served as a director of our company from October 2011 to March 2020. From December 2008 to October 2011, Mr. Milligan served as President and director of VitaMed. Prior to VitaMed, Mr. Milligan co-founded CareFusion, LLC, serving as President and General Manager from August 2001 to February 2008, and then as President and Chief Operating Officer of CareFusion, Inc. From 1997 to 2001, Mr. Milligan was Vice President, Sales and Operations for Omnicell, Inc. Prior to Omnicell, Mr. Milligan also held executive management positions at Serving Software Inc. and HBO & Co., a health care information systems company, both of which were subsequently acquired by McKesson Corporation. Mr. Milligan is a graduate of the U.S. Naval Academy.

Daniel A. Cartwright has served as Chief Financial Officer and Treasurer of our company since October 2011 and served as Vice President of Finance from October 2011 to April 2013. From July 2011 to October 2011, Mr. Cartwright served as Chief Financial Officer of VitaMed. From May 1996 to July 2011, Mr. Cartwright served as Chief Financial Officer and Executive Vice President of Circle F Ventures, LLC, an Arizona venture capital firm that made investments in more than 50 companies. During the same period, Mr. Cartwright served as Chief Financial Officer and Treasurer of Fleming Securities, formerly a registered broker dealer involved with raising capital for public and private companies. From 1993 to 1996, Mr. Cartwright served as Chief Financial Officer of American Wireless Systems, Inc., a provider of entertainment video services. Mr. Cartwright currently serves as a member of the board of directors of Primetrica, Inc., a private information research company for the telecommunications industry, and formerly served on the board of directors of Antenna Technologies Company, Inc. and WEB Corp. Mr. Cartwright earned his B.S. in Accounting from Arizona State University.

Mitchell L. Krassan has served as Chief Strategy & Performance Officer of our company since October 2011. From April 2010 to October 2011, Mr. Krassan served as Chief Strategy and Performance Officer of VitaMed. From September 2010 to June 2011, Mr. Krassan serves as our Chief Financial Officer. Mr. Krassan was a partner with EquiMark Limited, a private investment partnership, from 1997 to 2010. From November 1994 to July 1997, Mr. Krassan served as Chief Financial Officer and Chief Operating Officer of The Reich Group/Telespectrum Worldwide, a fully integrated direct marketing firm that provided clients expertise in market research and analysis, strategic planning, marketing, creative, and production services, telemarketing and database development. Mr. Krassan earned a B.S. in Accounting from the University of Maryland, received his certification as a CPA in the state of Maryland, and earned his M.B.A. in Management from New York University.

Michael Donegan has served as Vice President – Finance of our company since April 2013. Mr. Donegan has a 29-year background in accounting and finance. From August 2012 to April 2013, Mr. Donegan served as an independent consultant exclusively for our company, where he conceptualized, designed and executed our Sarbanes-Oxley 404 compliance program. From August 2007 to August 2012, Mr. Donegan served as an independent consultant designing and implementing Sarbanes-Oxley 404 compliance programs for various non-accelerated filers and executed on pre-designed Sarbanes-Oxley 404 compliance programs for certain large accelerated filers. From January 2005 to August 2007, Mr. Donegan served as an independent consultant exclusively for Tyco International, where he enhanced and executed the Sarbanes-Oxley 404 compliance model with their corporate headquarters group. From November 2001 to December 2004, Mr. Donegan was Manager of Financial Systems at Tyco International at its global headquarters. From 1994 to 2001, Mr. Donegan held various positions in the global consolidation/SEC reporting group at Sensormatic Electronics Corporation culminating with the acquisition of Sensormatic Electronics Corporation by Tyco International in the fall of 2001 when he was the Manager of Financial Systems. Mr. Donegan began his career at Ernst & Young, LLP where he worked in both the audit and tax departments. Mr. Donegan earned his B.S. in Accounting and his Master of Accounting from the University of Florida.

Non-Executive Officers

The following table sets forth certain information regarding our current significant employees who are not executive officers:

Name	Age	Position
Brian Bernick, M.D.	51	Co-Founder
Dawn Halkuff	49	Chief Commercial Officer
John Knighton	42	Chief Compliance Officer
Adam Miller	38	Chief Information Officer
Dr. Sebastian Mirkin	48	Chief Medical Officer
Marlan Walker	45	General Counsel
Bharat Warrier	42	Chief Manufacturing Officer

Listed below are biographical descriptions of such non-executive officers.

Dr. Brian Bernick has served as co-founder of our company since October 2011 and co-founder and director of vitaMedMD, from April 2008 to October 2011. Dr. Bernick served as a director of our company from October 2011 until March 2020. Dr. Bernick previously served as our Chief Clinical Officer from November 2013 to May 2018 and as our Chief Medical Officer from February 2012 until November 2013. Dr. Bernick is a board-certified obstetrician/gynecologist with over 25 years of clinical medical experience. Dr. Bernick was the Department Chair of Obstetrics and Gynecology at Boca Raton Regional Hospital and served on that hospital’s Medical Executive Board as well as the Board of Directors of the Palm Beach Medical Society and VitalMD Group Holding, LLC, one of the largest physician-owned and physician-managed medical groups in Florida. Dr. Bernick has served on the American College of Obstetricians and Gynecologists’ (ACOG) national committee on Professional Liability. Dr. Bernick is the recipient of several national and regional awards, including recognition by his peers as one of the top doctor’s in his specialty by Castle Connolly as well as the recipient of the American Medical Association Foundation’s Leadership Award. Dr. Bernick has over 100 peer-reviewed publications and presentations of original research at medical conferences. Dr. Bernick is responsible for numerous U.S. and foreign patents focusing on drug therapies and analysis. Dr. Bernick is an affiliate associate professor of obstetrics and gynecology at Florida Atlantic University College of Medicine. Dr. Bernick holds a B.A. in Economics from Northwestern University, received his Doctorate in Medicine from the Chicago Medical School, and completed his residency at the University of Pennsylvania.

Dawn Halkuff has served as the Chief Commercial Officer of our company since October 2016. Prior to that, Ms. Halkuff held numerous senior level positions over 20 years of commercial and marketing experience. Ms. Halkuff was previously at Pfizer, Inc. [NYSE: PFE], where she held various leadership roles in women’s health from 2010 to 2016. Most recently, Ms. Halkuff was Senior Vice President of the Pfizer Consumer Healthcare Wellness Organization and a member of the Consumer Global Leadership Team. Prior to that, Ms. Halkuff was the commercial lead for sales and marketing of the Pfizer Women’s Health Division, focusing on the company’s reinvestment in hormone therapy treatment, including Premarin Vaginal Cream® and oral hot flash treatments. From 2005 to 2010, Ms. Halkuff was Head of Global Innovation at Weight Watchers International [NYSE: WTW], where she created new weight-loss products, services, and solutions for women worldwide. Ms. Halkuff currently serves as a member of the board of directors of Society of Women’s Health Research and Xeris Pharmaceuticals, Inc. [NASDAQ: XERS]. Ms. Halkuff holds a B.A. in Psychology from University of Connecticut and an M.B.A. from Pennsylvania State University.

John Knighton joined TherapeuticsMD as Chief Compliance Officer in March 2018. Mr. Knighton directly reports to the General Counsel and also reports in specific instances to the Chief Executive Officer and the Chair of the Audit Committee of our Board of Directors. Mr. Knighton previously served as Head of Global Compliance at Orexigen Therapeutics from 2016 to 2018 and as Chief Compliance Officer at MicroPort Orthopedics from 2014 to 2016. From 2010 to 2013, Mr. Knighton served in senior compliance roles of increasing responsibility at Wright Medical Technology, holding the titles of Director of Compliance; Sr. Director of Compliance Operations and Interim Chief Compliance Officer. From 2007 to 2010, Mr. Knighton served as Director at King Pharmaceuticals (2007-2010). Earlier in his career, Mr. Knighton served in Life Science Legal and Compliance positions at Solvay Pharmaceuticals and as a Consultant on the Life Science Compliance team at Ernst and Young, LLP. Mr. Knighton has designed and implemented multiple compliance programs in complex situations and has also conducted a number of business development diligence, audit and investigation projects related to complex matters facing global life science companies. Mr. Knighton received his BS in Accountancy from Villanova University and his Doctor of Law from Emory University School of Law. He is a member of the State Bar of Georgia.

Adam Miller has served as our Chief Information Officer since March 2018. Mr. Miller has more than 16 years of experience in the information technology field, including more than 13 years specifically in healthcare IT. Prior to becoming CIO, Mr. Miller served as Vice President of Information Technology at TherapeuticsMD and has led our information technology department since May 2011. Mr. Miller has been responsible for all aspects of IT including governance and planning, IT solutions management and development, infrastructure, security, and operations. Before joining TherapeuticsMD, Mr. Miller was a consultant for Quilogy, a healthcare-focused Microsoft Gold Partner consulting firm. While at Quilogy, Mr. Miller spent time on projects for Kindred Healthcare, the University of Kentucky, and Microsoft filling various roles in project management, development, business analysis, administration, and training. Mr. Miller has also held various IT-related roles with Healthcare Recoveries, Louisville Gas & Electric, and Brown-Forman. Mr. Miller holds a B.S.B.A. in Computer Information Systems with a Concentration in Information Security from the University of Louisville’s College of Business. He is also an active member in the South Florida information technology community.

Dr. Sebastian Mirkin has served as the Chief Medical Officer of our company since November 2013. Dr. Mirkin has more than 20 years of experience and leadership in clinical development and medical affairs in women’s health in global pharmaceutical companies. From October 2009 to November 2013, Dr. Sebastian was Clinical Lead and Global Clinical Lead of Women’s Health, Clinical Research at Pfizer. From October 2005 to October 2009, he was Director and Senior Director, Clinical Research, Women’s Health at Wyeth, and from October 2004 to October 2005 he was Global Lead Medical Services, Women’s Health at Organon. Dr. Mirkin oversaw the development and successful marketing authorization of several novel medicines in the United States, Europe, and Japan. Dr. Mirkin holds a Doctor in Medicine degree from National University, Argentina. Trained in Obstetrics/Gynecology, Dr. Mirkin completed his fellowship in Reproductive Medicine at The Jones Institute of Reproductive Medicine in Norfolk, Virginia.

Marlan Walker has served as our General Counsel since March 2016. Mr. Walker previously also served as Chief Development Officer from April 2018 to December 2019 and as our Corporate and Intellectual Property Counsel from June 2013 until he became our General Counsel. Mr. Walker’s experience is focused in management of legal issues and risk in the life science industries across a variety of disciplines. His legal practice prior to his time at TherapeuticsMD included long-term portfolio strategy and management, patent preparation and prosecution, contract negotiation and drafting, life-cycle management, and Hatch-Waxman. After law school, he took a position at Greenberg Traurig, LLP in August 2005. In March of 2009, he moved to Luce Forward Hamilton & Scripps. Mr. Walker accepted an in-house position as Intellectual Property Counsel for Medicis Pharmaceutical Corp. in June 2011, which was acquired by Valeant Pharmaceutical International, Inc. in December 2012. In February 2013, Mr. Walker accepted a position at Kilpatrick Townsend & Stockton, but chose to move in-house again in June 2013, when he accepted a position at our company. Mr. Walker graduated from Arizona State University’s Sandra Day O’Conner College of Law with his J.D. in 2004, and an LL.M. in Intellectual Property Law at The George Washington University Law School in 2005. He holds a Master’s Degree in Molecular Biology and a B.S. degree, both earned from Brigham Young University.

Bharat Warrier has served as our Chief Manufacturing Officer since December 2018. Mr. Warrier previously served as our Vice President of Manufacturing and Product Development from January 2017 to December 2018, our Senior Director of Manufacturing and Product Development from January 2016 to January 2017 and our Director of Technical Operations from December 2014 to January 2016. He has been the functional lead on several FDA submissions while also spearheading the scale-up and commercial manufacturing of products--both in-house and at contract manufacturing facilities. Prior to joining TherapeuticsMD, Mr. Warrier held positions at Valeant Pharmaceuticals, Medicis Pharmaceuticals, Novartis Consumer Health, and Morton Grove Pharmaceuticals. He has more than 15 years of pharmaceutical experience in the areas of manufacturing, technical services, formulation, and process development. Mr. Warrier earned a Bachelor of Pharmacy degree from Sri Ramachandra University, India, an M.S. degree in Pharmaceutical Sciences from the University of Missouri - Kansas City, and a Master’s Certificate in Regulatory Affairs and Quality Assurance from Purdue University.

CORPORATE GOVERNANCE

Director Independence

Since October 9, 2017, our common stock has been listed on the Nasdaq Global Select Market of the Nasdaq Stock Market LLC, or Nasdaq, under the symbol “TXMD.” From April 23, 2013 to October 6, 2017, our common stock was listed on the NYSE American under the symbol “TXMD.” Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors.

Our Board of Directors has affirmatively determined, after considering all the relevant facts and circumstances, that each of Dr. Naughton, Ms. Ling and Messrs. Thompson, Bisaro, Carroll, Collins, Musing and Russell, is an independent director, that Mr. Nicholas Segal was an independent director prior to his resignation in March 2020, and that Jane F. Barlow, M.D., M.B.A, M.P.H. and Robert V. LaPenta, Jr. were independent directors prior to their resignations in April 2020, as “independence” is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable Nasdaq rules. Mr. Finizio, our Chief Executive Officer, is not considered an independent director because of his executive position with our company. Likewise, Messrs. Milligan and Bernick were not considered independent directors prior to their resignations in March 2020 because of their executive position and other employment relationship, respectively, with our company. There are no family relationships among any of our directors or officers.

Committee Charters, Corporate Governance, and Code of Ethics

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominating and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct and Ethics, and a Code of Ethics for the Chief Executive Officer and senior financial officers of our company, including our Chief Financial Officer and principal accounting officer. We post on our website, at www.therapeuticsmd.com, the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct and Ethics, and Code of Ethics for the Chief Executive Officer and senior financial officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or Nasdaq. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this Form 10-K/A.

Executive Sessions

We regularly schedule executive sessions in which non-employee directors will meet without the presence or participation of management, with at least one of such sessions including only independent directors. Mr. Thompson, as the Chairman of our Board of Directors, chairs the executive sessions.

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each consisting entirely of independent directors.

Audit Committee

The purpose of the Audit Committee is to oversee our financial and reporting processes and the audits of our financial statements and to provide assistance to our Board of Directors with respect to its oversight of the integrity of our financial statements, our company’s compliance with legal and regulatory matters, the independent registered public accountant’s qualifications and independence, and the performance of our independent registered public accountant. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our accounting and financial reporting process and audits of our financial statements on behalf of our Board of Directors. The Audit Committee also selects the independent registered public accountant to conduct the annual audit of our financial statements; reviews the proposed scope of such audit; reviews accounting and financial controls with the independent registered public accountant and our financial accounting staff; and reviews and approves any transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. Bisaro, Collins and Russell, each an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC. Mr. LaPenta, Jr. served as the Chairman of the Audit Committee in 2019 prior to his resignation from our Board of Directors in April 2020 and was an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC. Mr. Russell has served as Chairman of the Audit Committee since April 2020. Our Board of Directors has determined that Messrs. Bisaro and Russell (each of whose background is detailed above) each qualify as an “audit committee financial expert”, and that Mr. LaPenta, Jr. qualified as an “audit committee financial expert”, in accordance with applicable rules and regulations of the SEC.

Compensation Committee

The purpose of the Compensation Committee includes, among other things, determining, or recommending to our Board of Directors for determination, the compensation of our Chief Executive Officer, other executive officers and directors, discharging the responsibilities of our Board of Directors relating to our compensation programs and producing an annual compensation committee report on executive compensation for inclusion in this Form 10-K/A. Pursuant to its charter, the Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee. The Compensation Committee currently consists of Messrs. Collins, Thompson, and Carroll, with Mr. Collins serving as Chairman, each an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC. Dr. Barlow served as a member of the Compensation Committee in 2019 until her resignation from our Board of Directors in April 2020, and was an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee includes the selection or recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of Corporate Governance Guidelines applicable to us.

Our Nominating and Corporate Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the information required by the rules adopted by the SEC is submitted in writing in a timely manner addressed and delivered to our corporate secretary at the address of our executive offices set forth in this Form 10-K/A. Our bylaws, as amended, require that, subject to certain exceptions, a stockholder provide information regarding a director nomination to us no earlier than the 120th day and no later than the 90th day prior to the first anniversary of the preceding year’s annual meeting of stockholders and update and supplement such information.

The Nominating and Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors.

The members of the Nominating and Corporate Governance Committee are Messrs. Thompson, Musing and Carroll, each an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC. Mr. Thompson serves as Chairman. Mr. LaPenta, Jr. served as a member of the Nominating and Corporate Governance Committee in 2019 until his resignation from our Board of Directors in April 2020, and was an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC.

Board’s Role in Risk Oversight

Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

Our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, economic, financial, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC as well as risks relating to various specific developments, such as debt and equity issuances and product introductions.

The committees of our Board of Directors assist our Board of Directors in fulfilling its oversight role in certain areas of risks. Pursuant to its charter, the Audit Committee oversees the financial and reporting processes of our company and the audit of the financial statements of our company and provides assistance to our Board of Directors with respect to the oversight and integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualification and independence, and the performance of our independent auditor. The Audit Committee also receives reports from our Chief Compliance Officer regarding our compliance program and our Chief Information Officer regarding our cybersecurity and information technology programs. The Compensation Committee considers the risks that our compensation policies and practices may have in attracting, retaining, and motivating valued employees and endeavors to assure that it is not reasonably likely that our compensation plans and policies would have a material adverse effect on our company. Our Nominating and Corporate Governance Committee oversees governance-related risks, such as director independence, conflicts of interests, and management succession planning. In addition, our Chief Compliance Officer reports in specific instances to the Chair of the Audit Committee. This division of responsibilities is the most effective approach for addressing the risks facing the company, and the company’s Board leadership structure supports this approach.

Board Diversity

We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience and leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our company. We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis prohibited by law. The assessment of directors is made in the context of the perceived needs of our Board of Directors from time to time.

All of our directors have held high-level positions in business or professional service firms and have experience in dealing with complex issues. We believe that all of our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our company. In addition to these attributes, the description of each director’s background sets forth above indicates the specific experience, qualifications, and skills necessary to conclude that each individual should continue to serve as a director of our company.

Board Leadership Structure

We believe that effective board leadership structure depends on the experience, skills, and personal interaction among persons in leadership roles as well as the needs of our company at any point in time. We currently maintain separate roles between the Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two responsibilities. Our Chief Executive Officer is responsible for setting our strategic direction and day-to-day leadership and performance of our company. The Chairman of the Board of Directors provides input to the Chief Executive Officer, sets the agenda for board meetings, and presides over meetings of the full Board of Directors as well as executive sessions of our Board of Directors. Our Board of Directors believes that our current leadership structure provides the most effective leadership model for our company, as it promotes balance between the Board of Directors’ independent authority to oversee our business and the Chief Executive Officer and his management team, which manage the business on a day-to-day basis.

Compensation Recovery Policy

Currently, we have not implemented a policy regarding retroactive adjustments to any cash or stock-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. We intend to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act. Our 2019 Stock Incentive Plan, or the 2019 Plan, provides that awards granted under the 2019 Plan are subject to clawback if we are required to prepare an accounting restatement due to material noncompliance as a result of misconduct with any financial reporting requirement under the federal securities laws and the forfeiture provisions of the Sarbanes-Oxley Act of 2002.

Anti-Hedging and Anti-Pledging Policy

In April 2020, the Board of Directors amended the company’s Code of Conduct and Ethics to include a policy regarding hedging and pledging transactions. Pursuant to the policy, directors, officers, and employees are prohibited from: (1) directly or indirectly engaging in any hedging transactions with respect to any directly or indirectly owned securities of the company, which includes the purchase of any financial instrument (including puts, calls, equity swaps, forward contracts, collars , exchange funds or other derivative securities) on an exchange or in any other market in order to hedge or offset any decrease in the market value of such securities; (2) engaging in short sale transactions or forward sale transactions or any short-term or speculative transactions in the company’s securities or in other transactions in the company’s securities that may lead to inadvertent violations of insider trading laws; and (3) pledging securities of the company as collateral for a loan or otherwise using securities of the company to secure a debt, including through the use of traditional margin accounts with a broker.

Board and Committee Meetings

Our Board of Directors held a total of five meetings during the fiscal year ended December 31, 2019. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which such director was a member.

During the fiscal year ended December 31, 2019, the Audit Committee held six formal meetings; the Compensation Committee held four meetings; and the Nominating and Corporate Governance Committee held two meetings.

Annual Meeting Attendance

We encourage our directors to attend each annual meeting of stockholders. All of our directors attended the annual meeting of stockholders last year.

Communications with Directors

Stockholders may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to our Board of Directors of TherapeuticsMD, Inc. at the address set forth in this Form 10-K/A c/o any specified individual director or directors. Any such letters are forwarded to the indicated directors. In addition, at the request of the Board of Directors, communications that do not directly relate to our Board of Directors’ duties and responsibilities as directors will be excluded from distribution. Such excluded items include, among others, “spam,” advertisements, mass mailings, form letters, and email campaigns that involve unduly large numbers of similar communications; solicitations for goods, services, employment or contributions; and surveys. Additionally, communications that appear to be unduly hostile, intimidating, threatening, illegal or similarly inappropriate will also be screened for omission. Any excluded communication will be made available to any director upon his or her request.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background

Our Board of Directors has appointed a Compensation Committee, consisting of independent members of our Board of Directors, to review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, or CEO, evaluate the performance of our CEO on achieving those goals and objectives, and determine or recommend to our Board of Directors the compensation of our CEO based in this evaluation. The Compensation Committee also recommends to our Board of Directors, or as directed by our Board of Directors, determines and approves, the compensation of our other executive officers. The Compensation Committee makes every effort to ensure our executive compensation program is consistent with our values and is aligned with our business strategy and corporate goals.

For 2019, our named executive officers, or NEOs, were:

●	Robert G. Finizio – Chief Executive Officer
●	John C.K. Milligan, IV – President and Secretary

●	Daniel A. Cartwright – Chief Financial Officer and Treasurer

●	Mitchell L. Krassan – Chief Strategy & Performance Officer

●	Michael Donegan – Vice President – Finance

Each of the NEOs’ pay outcomes are discussed below in the context of our executive pay philosophy and the achievement of key goals and objectives.

Executive Pay Philosophy

We maintain a pay for performance philosophy driven by a pay mix emphasizing variable and performance-based pay tied to corporate performance results and our stock price. We believe this philosophy supports our company’s business strategy of developing and commercializing innovative new products targeted exclusively for women to the benefit of our company’s current stockholders and future customers.

The three core elements of our executive compensation program each serve a different purpose:

Core Element	Purpose
Salary	We set salaries at a level designed to attract and retain the key executives needed to drive our business forward.
Annual Incentive Compensation	Annual incentive compensation is designed to motivate our executives to achieve our annual drug development and commercialization goals and objectives.
Stock-Based Awards	Stock-based awards, which have historically taken the form of stock options and now take the form of restricted stock, restricted stock units and performance stock units, are designed to align our executive and stockholder interests by providing the opportunity for our executives to earn rewards based on the creation of stockholder value through increases in our share price as driven by the success of our business strategies over time.

We discuss below our performance outcomes and related compensation decisions for 2019.

Executive Summary

2019 Performance

After the U.S. Food and Drug Administration, or FDA, approval in 2018 of our products IMVEXXY®, BIJUVA®, and ANNOVERA® and the expansion of our commercial operations, 2019 marked the first full year in which we transitioned the primary focus of our corporate performance goals and objectives to a balance of growth- and earnings-related financial metrics with strategic milestones. The Compensation Committee established the following major goals and objectives for 2019:

●	Product Net Revenue of $27 million to $33 million (25%);

●	EBITDA of at least $(188 million) (25%);

●	Launch BIJUVA in the second quarter of 2019 (10%);

●	Soft launch ANNOVERA in the second half of 2019 (10%);

●	Out-license international rights for IMVEXXY and BIJUVA by the end of 2019 (10%);

●	Prenatal vitamin sales of at least $8 million (10%); and

●	Improvement of the company’s exclusivity positions (10%).

Based on our company’s achievements in relation to our corporate goals set at the beginning of 2019, our Compensation Committee and our Board of Directors determined that we achieved 100% of our goals and objectives for 2019.

2019 Pay Decisions

During 2019, we continued to maintain a disciplined executive compensation program, which included the following:

●	No Salary Increases: Maintained NEO salaries at 2018 levels (which were kept constant with 2017 levels).

●	Target Annual Incentives: No changes in annual incentive target levels.

●	Annual Incentive Payout: Paid annual incentives at 100% of target to our NEOs for the achievement of our target 2019 financial metric and strategic-milestone-based objectives.

●	Equity Awards: Made annual equity awards to our NEOs in the form of stock options at levels below market competitive levels, including a nominal stock option grant of one option to our CEO.

The Compensation Committee will continue to monitor our executive compensation program and consider further changes as our business continues to evolve in the future, including the continued focus on more financial metrics in our annual incentive plan as we expand our commercial operations. The Compensation Committee anticipates the annual incentive plan transition will take place over the next several years as we move through a process of fully commercializing each of our approved pharmaceutical products.

Results of Say-on-Pay Vote

Since we conducted our first stockholder advisory vote on the compensation of our NEOs (commonly referred to as a “say-on-pay” vote) in August 2013, we have had overwhelming support from our stockholders, achieving more than 90% support in each of the six annual votes from 2013 through 2019.

Consequently, the Compensation Committee and our Board of Directors has not made significant changes to our executive compensation program, or their decision-making process, in recent years as a result of the stockholder say-on-pay vote. However, as noted, the Compensation Committee has taken steps to refocus our executive compensation incentive programs to be more financially oriented as we complete the transition from a drug development company to a company undertaking the commercialization of its FDA-approved pharmaceutical products.

Role of the Compensation Committee and Chief Executive Officer

The Compensation Committee determines, or recommends to our Board of Directors for determination, the compensation of our CEO and our other executive officers. At least annually, the Compensation Committee evaluates the performance of our CEO and determines, or recommends to our Board of Directors for determination, the compensation for our CEO in the context of the accomplishment of the goals and objectives of our executive compensation program for the year. The Compensation Committee and our Board of Directors, together with our CEO, annually assess the performance of our other NEOs. Based on the determinations of the Compensation Committee and our Board of Directors after receiving recommendations from our CEO, when applicable, the Compensation Committee and our Board of Directors determine the compensation for our other NEOs. The Compensation Committee may also receive input from independent compensation consultants that it may engage from time to time.

At the request of the Compensation Committee, our CEO generally attends a portion of some of our Compensation Committee meetings. This enables the Compensation Committee to review the corporate and individual goals the CEO regards as important to achieve our overall success. The Compensation Committee also requests the CEO to assess the performance against the goals and objectives for our other NEOs. The Compensation Committee makes all decisions regarding individual and corporate goals and objectives. Our CEO does not attend any portion of meetings at which his own compensation is determined.

Compensation Surveys and Compensation Consultants

The Compensation Committee periodically reviews compensation data representative of similar companies to determine appropriate compensation levels the Compensation Committee believes will enable us to attract executives from other companies and to retain and motivate our executives. The Compensation Committee uses peer group information and broader life sciences industry survey data as frames of reference but does not specifically benchmark or target our compensation levels against any desired targeted level of competitiveness.

From time to time, we retain the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies. When engaged by the Compensation Committee, our compensation consultants report directly to the Compensation Committee and the Compensation Committee makes all determinations regarding the engagement, fees, and services of our compensation consultants.

During 2019, the Compensation Committee retained PayGovernance LLC, or PayGovernance, to provide executive compensation services to the Compensation Committee, primarily for compensation decisions related to 2019. PayGovernance analyzed and proposed changes to our company’s peer group, provided information with respect to market competitive pay levels for executives and outside directors and assisted the Compensation Committee with the refocus of our executive compensation program discussed above in the Executive Summary.

In accordance with the requirements of applicable SEC rules and the listing standards of Nasdaq, the Compensation Committee has reviewed the independence of PayGovernance and has determined that PayGovernance meets the independence criteria established under such rules and listing standards.

Compensation Elements

Salary

We set salaries at a level sufficient to attract and retain our NEOs in the context of our executives’ opportunity to receive significant incentive compensation if they can achieve pre-determined performance goals and objectives. Salaries for NEOs are established based on an executive’s position, responsibilities, skills, and experience. In determining salaries, we account for individual performance and contributions, future potential, competitive salary levels for comparable positions at other companies, salary levels relative to other positions within our company, and corporate needs. The evaluation of the Compensation Committee and our Board of Directors of the foregoing factors is subjective, and the Compensation Committee and our Board of Directors do not assign a particular weight to any factor.

Annual Incentive Compensation

Annual incentive compensation reflects our pay-for-performance philosophy. We generally adhere to the following process in determining annual incentive compensation:

●	Our Board of Directors approves our annual operating plan, which forms the basis for the corporate performance measures and individual performance goals and objectives for our annual performance-based incentive compensation.

●	The Compensation Committee reviews and sets the framework for the annual performance-based incentive compensation for the year, including:

o	Confirming the plan participants;

o	Establishing a target annual incentive opportunity for each participating NEO; and

o	Reviewing the corporate performance measures and individual performance objectives for the fiscal year.

We may establish objective performance criteria when setting performance goals for the incentive compensation program for a particular year or may use subjective factors, or a combination of these factors. These performance criteria may include a wide range of factors, including:

●	Reaching sales goals for our FDA-approved products;

●	Increasing cash flows, earnings from operations or other financial metrics;

●	Product launches;

●	Licensing agreements; and

●	Pre-natal vitamins sales.

The performance criteria may vary on a year-to-year and executive-by-executive basis depending on the goals then deemed important for our company and the executive officer and may be established for all or a portion of a year or for multiple years. We attempt to set each of our performance goals at a level that can be realistically achieved but is challenging and consistent with achieving the desired corporate goal. In establishing performance goals, the Compensation Committee and our Board of Directors also may take into consideration prevailing as well as expected future economic conditions affecting our company’s business and industry. As noted above, we anticipate the annual incentive plan performance goals and objectives will continue to transition toward sales goals and increasing cash flow and earnings as we continue the process of commercializing our FDA-approved pharmaceutical products.

Stock-Based Awards

We strongly believe in using our common stock to tie executive rewards directly to our long-term success and increases in stockholder value. Grants of stock-based awards to our NEOs enable them to benefit from a significant position in our common stock. We have no ongoing policy for allocating among different types of stock-based awards and maintain the flexibility to grant each type of stock-based award. Among other factors, the amount and type of stock-based awards granted to our NEOs account for awards previously granted and the equity held by each individual NEO. While we have the flexibility to grant each type of stock award, we traditionally used stock options during the development stage of our products, but have transitioned to predominantly using a combination of time-based and performance-based restricted stock units beginning with the grants for our 2020 fiscal year.

Stock based compensation typically vests over multiple years to encourage executive retention and emphasize long-term performance and may also include specific performance metrics to be earned. Our Board of Directors typically ratifies Compensation Committee grants of stock-based awards at regularly scheduled Board of Directors meetings after reviewing allocations recommended and approved by the Compensation Committee following advice from the Compensation Committee’s compensation consultants, an analysis of peer companies, specific goals to be achieved, and a wide range of other factors.

Other Benefits

NEOs are eligible to participate in benefit programs available to all full-time employees. These programs include medical insurance, a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code, as amended, or the Code, and life insurance coverage.

Policies for the Pricing and Timing of Stock-Based Grants

Our Board of Directors sets the price of all stock-based awards at the closing price of our stock on the date of grant on Nasdaq. Our Board of Directors typically ratifies Compensation Committee grants of stock-based compensation at regularly scheduled meetings each year.

Employment Agreements

Each of our NEOs is a party to an employment agreement with us, which provides for salaries, annual short-term cash-based incentive compensation, and stock option grants. The employment agreements for each of Messrs. Finizio, Milligan and Cartwright provide for benefits in the event of certain changes in control of our company. These arrangements have no effect on our ongoing compensation arrangements absent a change in control or other executive termination event. See “Executive Compensation — Employment Agreements.”

Fiscal 2019 Compensation

Use of Market Data

In determining the compensation of our NEOs, we consider compensation levels of executives at similar companies and other competitive factors to enable us to attract executives from other companies and retain and motivate our executives. We periodically review compensation levels of a peer group of companies and consider broader life sciences industry pay survey data. We use peer group and other information as a point of reference, but do not benchmark or target our compensation levels to specific competitive positioning against our peer group or other competitive datapoints. In 2018, the Compensation Committee engaged PayGovernance to prepare a study of the executive officer compensation practices of a group of peer companies.

For 2019 pay change considerations, in late 2018 PayGovernance developed a group of 21 similarly situated life science companies with, at that time, a median market capitalization of $1.6 billion and median number of employees of 241. This 2019 peer group was used by the Compensation Committee and our Board of Directors when establishing our 2019 executive compensation program for our NEOs, along with information from the Radford Global Life Sciences Survey. The 2019 Peer Group consisted of the following companies:

●          Acorda Therapeutics, Inc.

●          Aerie Pharmaceuticals, Inc.

●          AMAG Pharmaceuticals, Inc.

●          Amarin Corporation plc

●          Arena Pharmaceuticals, Inc.

●          Array BioPharma, Inc.

●          Blueprint Medicines Corporation

●          Corcept Therapeutics Inc.

●          Deciphera Pharmaceuticals, Inc.

●          Dynavax Technologies Corporation

●          Epizyme, Inc.

●          Halozyme Therapeutics, Inc.

●          ImmunoGen, Inc.

●          Ironwood Pharmaceuticals, Inc.

●          Karyopharm Therapeutics, Inc.

●          Lexicon Pharmaceuticals, Inc.

●          MacroGenics, Inc.

●          Omeros Corporation

●          Spark Therapeutics, Inc.

●          Supernus Pharmaceuticals, Inc.

●          Theravance Biopharma, Inc.

The 2019 peer group was based on the following criteria:

Industry: Companies competing in the biotech and pharmaceutical industries.

Phase of Development: Mix of commercial and late-stage clinical (product candidates in either phase 2 or phase 3) pre-commercial companies with multiple products

Market Capitalization: Companies with a market capitalization between $650 million and $4.7 billion, with a median market capitalization of $1.6 billion, compared to our then-current market capitalization of $1.5 billion (market capitalization was evaluated as of August 31, 2018).

Number of Employees: Companies with between 131 and 762 employees, with a median number of employees of 241, compared to our then-current 173 employees.

The 2019 peer group development process started by eliminating six companies from the 2018 peer group primarily due to their market capitalization being outside our desired range:

●	Four had market capitalizations below the low end of our range (Achillion Pharmaceuticals, Inc., Agenus, Inc., Assertio Therapeutics (fka Depomed), Inc. and Cytokinetics, Inc.)

●	Two had market capitalizations above the high end of our range (Nektar Therapeutics and Sarepta Therapeutics, Inc.)

We added the following seven companies, all of which met the majority of our criteria as set forth above:

● Aerie Pharmaceuticals, Inc. ● Arena Pharmaceuticals, Inc. ● Blueprint Medicines Corporation	● Deciphera Pharmaceuticals, Inc. ● Epizyme, Inc. ● ImmunoGen, Inc. ● Karyopharm Therapeutics, Inc.

Salary

Our NEOs received salaries for 2019 in accordance with their respective 2019 compensation plans as recommended by the Compensation Committee and approved by our Board of Directors. As is our practice, we set salaries for our NEOs at the beginning of the year as follows:

Executive Officer	Annualized Fiscal 2018 Salary	Annualized Fiscal 2019 Salary	% Increase
Robert G. Finizio	$600,000	$600,000	0%
John C.K. Milligan, IV	$450,000	$450,000	0%
Daniel A. Cartwright	$375,000	$375,000	0%
Mitchell L. Krassan	$360,000	$360,000	0%
Michael Donegan	$290,000	$290,000	0%

During 2019, salaries of all NEOs remained the same as 2018 and 2017 salaries.

Annual Performance-Based Incentive Plan

We use annual performance-based incentive compensation to motivate our NEOs to achieve our annual objectives as set forth in our annual operating plan, while making progress towards and supporting our longer-term strategic goals. In addition, the Compensation Committee and our Board of Directors establish individual performance objectives for each of our NEOs. The payment of annual incentives is based upon the achievement of one or more corporate and individual performance objectives.

Target Annual Incentive Opportunities

The Compensation Committee and our Board of Directors determined the target annual incentive opportunities for each of our NEOs for fiscal 2019 should be a percentage of each NEO’s salary. The target annual incentive opportunity established for each NEO for fiscal 2019 was as follows and all were identical to the target annual incentive opportunities for 2018:

Executive Officer	Annualized Fiscal 2019 Salary	Target Annual Incentive Opportunity (as a percentage of salary)	Annualized Target Annual Incentive Opportunity (as a dollar amount)
Robert G. Finizio	$600,000	100%	$600,000
John C.K. Milligan, IV	$450,000	70%	$315,000
Daniel A. Cartwright	$375,000	70%	$262,500
Mitchell L. Krassan	$360,000	50%	$180,000
Michael Donegan	$290,000	25%	$72,500

In setting the target annual incentive opportunities for our NEOs, the Compensation Committee and our Board of Directors exercised their judgment and considered several factors, including:

●	Our overall financial and operational results for the prior fiscal year;

●	The prior performance of each NEO;

●	Each NEO’s roles and responsibilities;

●	Each NEO’s individual experience and skills;

●	Competitive market practices for annual incentives; and

●	For our NEOs other than our CEO, the recommendations of our CEO.

Corporate Performance Measures

For fiscal 2019, the Compensation Committee and our Board of Directors selected several components to measure performance that they believed best supported our annual operating plan and enhanced long-term value creation. As determined by the Compensation Committee and our Board of Directors, our NEOs were eligible to receive annual incentive compensation based on specific corporate performance measures for fiscal 2019. The Compensation Committee and our Board of Directors set these target levels to be aggressive, yet achievable, with diligent effort during 2019.

The corporate performance measures for fiscal 2019 and their corresponding weights were as follows:

●	Achieve product net revenue target range of $27 million to $33 million (25% weighting) (if the revenue is above or below the target range, the Compensation Committee will apply judgement to set a higher or lower bonus payout to management, respectively);

●	Achieve EBITDA target of $(188) million or more (25% weighting);

●	Launch BIJUVA in the second quarter of 2019 (10% weighting);

●	Achieve the soft launch of ANNOVERA in the second half of 2019 (10% weighting);

●	Out-license international rights for IMVEXXY and BIJUVA by the end of 2019 (10% weighting);

●	Maintain vitamin sales of at least $8 million (10% weighting); and

●	Improvement of the company’s exclusivity position during 2019 (10% weighting);

Individual Performance Objectives

In prior years, our CEO also developed and recommended to the Compensation Committee and our Board of Directors a series of individual performance objectives for our NEOs, which he deemed to be integral to the achievement of our annual operating plan. However, for purposes of the fiscal 2019 annual performance-based incentive compensation, our CEO and the Compensation Committee determined that achieving our 2019 corporate performance measures required the aligned performance of our entire executive team and that individual performance goals were not necessary for each of our NEOs for 2019.

Fiscal 2019 Annual Incentive Decisions

The annual incentive compensation for each of our NEOs was determined based on an assessment by the Compensation Committee and our Board of Directors of success in achieving the corporate performance measures, after considering the recommendations of our CEO for NEOs other than himself.

Based on both our corporate performance for fiscal 2019, in which we met 100% of our corporate goals, the following annual incentive payments were made to our NEOs for fiscal 2019. In making these decisions, the Compensation Committee also considered our CEO’s request to only receive one stock option for his 2019 equity award, as well as our CEO’s continued investment of after-tax dollars in our common stock.

Executive Officer	Annualized Fiscal 2019 Salary	Target Annual Incentive Opportunity (as a percentage of salary)	Total Cash Incentive Payments for Fiscal 2019	Percentage of Target Annual Incentive Opportunity
Robert G. Finizio	$600,000	100%	$600,000	100%
John C.K. Milligan, IV	$450,000	70%	$315,000	100%
Daniel A. Cartwright	$375,000	70%	$262,500	100%
Mitchell L. Krassan	$360,000	50%	$180,000	100%
Michael Donegan	$290,000	25%	$72,500	100%

Stock-Based Awards

In early 2017, with the initial commercialization of several of our drug candidates anticipated to begin in the near future, the Compensation Committee and our Board of Directors decided to move toward an approach to stock option grants more consistent with similarly situated companies, specifically providing for stock option grants to be made on an annual basis. The Compensation Committee and our Board of Directors believed moving to such a practice would better support our company’s recruiting and retention needs for both executives and other employees in the context of the upcoming commercialization efforts. The following stock option grants were made on August 28, 2019 to our NEOs, each of which vests in equal annual installments over a period of three years from the date of grant:

Executive Officer	Number of Stock Options Granted
Robert G. Finizio	1
John C.K. Milligan, IV	400,000
Daniel A. Cartwright	220,000
Mitchell L. Krassan	300,000
Michael Donegan	120,000

The Compensation Committee chose to make these grants based on market data from the 2019 peer group for similar positions at similar companies. Our Chief Executive Officer requested that the Compensation Committee limit his 2019 equity award to one share in order to make more equity available to our management team with less dilution to our stockholders.

Each officer forfeits the unvested portion, if any, of the stock options if the officer’s service to our company is terminated for any reason, except as may otherwise be determined by our Board of Directors or as provided in an applicable employment agreement. For Messrs. Finizio, Milligan, and Cartwright, stock-based awards vest upon termination due to death or “disability,” termination by our company without “cause,” resignation by the officer for “good reason,” and a “change in control” of our company (as such terms are defined in the employment agreements). For Messrs. Krassan and Donegan, stock-based awards vest upon a “change in control” of our company (as such terms are defined in the employment agreements).

See “Executive Compensation — Fiscal Year 2019 Grants of Plan-Based Awards” and “Executive Compensation — Outstanding Equity Awards at Fiscal Year-End 2019” tables for further information on equity awards granted to and held by each of our NEOs.

Severance and Change in Control Benefits

We have severance and change in control benefits for our NEOs documented in their respective employment agreements. We believe these benefits were necessary to attract our NEOs and the change in control benefits are in the best interests of our company and our stockholders because they help assure we will have the continued dedication and objectivity of our executive officers, notwithstanding the possibility or occurrence of a change in control. For further details, see “Executive Compensation — Potential Payments Upon Termination or Change in Control” below.

Tax and Accounting Considerations

Deductibility of Executive Compensation

The tax treatment of the elements of our compensation program is one factor considered in the design of the compensation program. Under Section 162(m) of the Code, the federal income tax deduction for certain types of compensation paid to certain executive officers of publicly-held companies is limited to $1.0 million per officer per fiscal year unless such compensation meets certain requirements. This limitation does not apply to certain compensation awards granted prior to November 3, 2017 that meet the transition requirements under Section 162(m) of the Code for “qualifying performance based” compensation (i.e., compensation paid only if performance meets pre-established objective goals based on performance criteria approved by stockholders). Although the Compensation Committee considers the impact of Section 162(m) of the Code as well as other tax and accounting consequences when developing and implementing our executive compensation programs, the Compensation Committee retains the flexibility to design and administer compensation programs in the best interests of our company and stockholders. In addition, due to the ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the transition rule thereunder, no assurances can be given that compensation intended by the Compensation Committee to satisfy the requirements for deductibility under Section 162(m) of the Code would, in fact, do so. Further, the Compensation Committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with our business needs. In addition, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments and Deferred Compensation

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits from a change in control of a company that exceed certain prescribed limits, and the company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability they might owe as a result of the application of Sections 280G and 4999 during fiscal 2019, and we have not agreed and are not otherwise obligated to provide any executive officer with such a “gross-up” or other reimbursement.

Accounting for Stock-Based Compensation

We account for stock-based awards in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 “Compensation - Stock Compensation,” or ASC 718. In determining stock-based awards, the Compensation Committee considers the potential expense of these awards under ASC 718 and the impact on our earnings per share.

EXECUTIVE COMPENSATION

Fiscal Year 2019 Summary Compensation Table

The following table lists the compensation of our company’s principal executive officer, principal financial officer, and each of our three other most highly compensated executive officers who were serving as executive officers (collectively, our NEOs) on December 31, 2019, the end of our last completed fiscal year. The following information includes the dollar value of salaries, bonus awards, the number of non-qualified options granted, non-equity incentive plan compensation, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation		Total
Robert G. Finizio	2019	$600,000	$—		$2	$600,000	$22,218	(5)	$1,222,220
Chief Executive Officer	2018	$600,000	$150,000	(3)	$1,356,218	$600,000	$18,359	(5)	$2,724,577
	2017	$600,000	$40,000	(3)	$1,756,609	$570,000	$17,346	(5)	$2,983,955
John C.K. Milligan, IV	2019	$450,000	$—		$645,956	$315,000	$29,683	(4)	$1,440,639
President and Secretary	2018	$450,000	$78,750	(3)	$832,225	$315,000	$25,459	(4)	$1,701,434
	2017	$450,000	$40,000	(3)	$1,026,333	$299,250	$24,446	(4)	$1,840,029
Daniel A. Cartwright	2019	$375,000	$—		$355,275	$262,500	$21,803	(5)	$1,014,578
Chief Financial Officer	2018	$375,000	$65,625	(3)	$523,993	$262,500	$18,359	(5)	$1,245,477
and Treasurer	2017	$375,000	$40,000	(3)	$671,064	$249,375	$17,346	(5)	$1,352,785
Mitchell L. Krassan	2019	$360,000	$—		$484,467	$180,000	$20,527	(6)	$1,044,994
Chief Strategy &	2018	$360,000	$45,000	(3)	$523,993	$180,000	$20,359	(6)	$1,129,352
Performance Officer	2017	$360,000	$—		$671,064	$171,000	$19,346	(6)	$1,221,410
Michael Donegan	2019	$290,000	$—		$193,787	$72,500	$15,797	(6)	$572,084
Vice President - Finance	2018	$290,000	$18,125	(3)	$308,232	$72,500	$14,623	(6)	$703,480
	2017	$290,000	$—		$157,898	$68,875	$14,718	(6)	$531,491

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718-10. The Black-Scholes-Merton model requires the use of several assumptions, including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For further information, see “Note 9 — Stockholders’ Equity” included in the financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2019.

(2)	Amounts in this column for fiscal 2019, 2018 and 2017 represent the amounts earned and payable under our 2019, 2018 and 2017 annual performance-based incentive plan, which were earned and payable in fiscal 2019, 2018 and 2017 but were not paid until after the end of fiscal 2019, 2018 and 2017, respectively. For a description of our 2019 performance-based incentive plan and amounts earned thereunder, see “Compensation Discussion and Analysis —Fiscal 2019 Compensation— Annual Performance-Based Incentive Plan.”

(3)	Includes a discretionary bonus of $40,000 for 2017 related to the outstanding work in the achievement of the Company’s objectives for Messrs. Finizio, Milligan, and Cartwright and additional discretionary bonuses for all executives for 2018 related to the outstanding work in the achievement of the Company’s objectives.

(4)	Consists of benefit premiums paid on Mr. Milligan’s behalf, a $7,500 car allowance and company match to 401(k) plan for 2019, benefit premiums paid on Mr. Milligan’s behalf, a $5,100 car allowance and company match to 401(k) plan for 2018, and benefit premiums paid on Mr. Milligan’s behalf and a $5,100 car allowance for 2017.

(5)	Consists of benefit premiums paid on the NEO’s behalf and company match to 401(k) plan for 2019 and benefit premiums paid on the NEO’s behalf for 2018 and 2017.

(6)	Consists of benefit premiums paid on the NEO’s behalf and company match to 401(k) plan.

Fiscal Year 2019 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to the NEOs for the fiscal year ended December 31, 2019.

					All Other
					Option
		Estimated Future Payouts			Awards:	Exercise or	Grant Date
		Under Non-Equity			Number of	Base Price	Fair Value
		Incentive Plan Awards(1)			Securities	of Option	of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Options (#)	Awards ($/Sh)	and Option Awards(2)
Robert G. Finizio	08/28/2019		$600,000		1	$2.73	$2
John C.K. Milligan, IV	08/28/2019		$315,000		400,000	$2.73	$645,956
Daniel A. Cartwright	08/28/2019		$262,500		220,000	$2.73	$355,275
Mitchell L. Krassan	08/28/2019		$180,000		300,000	$2.73	$484,467
Michael Donegan	08/28/2019		$72,500		120,000	$2.73	$193,787

(1)	Our fiscal 2019 annual performance-based cash bonus plan had no threshold or maximums. The amounts reflect the applicable target incentive cash compensation opportunity for our NEOs under our fiscal 2019 annual performance-based cash bonus plan. All such awards have been paid, and the actual amounts paid are set forth under the “Non-Equity Incentive Plan Compensation” in the Fiscal Year 2019 Summary Compensation Table above. Our fiscal 2019 annual performance-based cash bonus plan is discussed under “Compensation Discussion and Analysis — Fiscal 2019 Compensation — Annual Performance-Based Incentive Plan.”

(2)	The amounts shown in this column represent the grant date fair value for stock option awards granted to our NEOs during the covered year calculated in accordance with ASC 718, excluding the effects of forfeitures. The assumptions used in determining the grant date fair value of these awards are set forth in the notes to our consolidated financial statements, which are included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2019. We calculated the estimated value of the award based on the closing stock price of our common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table sets forth information with respect to outstanding equity-based awards held by our NEOs at December 31, 2019.

		Option Awards
		Number of Securities Underlying Unexercised Options			Option	Option
Name	Grant Date	Exercisable		Unexercisable	exercise price	expiration date
Robert G. Finizio	02/27/2012(1)	300,000		—	$2.20	02/27/2022
	04/16/2012(2)	50,000		—	$2.55	04/16/2022
	11/30/2012(3)	268,474	(4)	—	$3.00	11/30/2022
	12/17/2015(5)	950,000		—	$8.92	12/17/2025
	03/15/2017(6)	296,666		148,334	$6.83	03/15/2027
	03/15/2018(7)	146,667		293,333	$5.16	03/15/2028
	08/28/2019(8)	—		1	$2.73	08/28/2029
John C.K. Milligan, IV	02/27/2012(1)	300,000		—	$2.20	02/27/2022
	04/16/2012(2)	75,000		—	$2.55	04/16/2022
	11/30/2012(3)	800,000		—	$3.00	11/30/2022
	05/02/2013(9)	50,000		—	$2.80	05/02/2023
	01/06/2014(10)	45,000		—	$5.05	01/06/2024
	12/17/2015(5)	500,000		—	$8.92	12/17/2025
	3/15/2017(6)	173,334		86,666	$6.83	03/15/2027
	3/15/2018(7)	90,000		180,000	$5.16	03/15/2028
	08/28/2019(8)	—		400,000	$2.73	08/28/2029
Daniel A. Cartwright	10/21/2011(11)	180,000		—	$0.38	10/21/2021
	11/30/2012(3)	700,000		—	$3.00	11/30/2022
	12/17/2015(5)	325,000		—	$8.92	12/17/2025
	3/15/2017(6)	113,334		56,666	$6.83	03/15/2027
	3/15/2018(7)	56,667		113,333	$5.16	03/15/2028
	08/28/2019(8)	—		220,000	$2.73	08/28/2029
Mitchell L. Krassan	5/01/2010(12)	105,703		—	$0.19	05/01/2020
	9/01/2010(13)	683,955		—	$0.20	09/01/2020
	11/21/2014(14)	75,000		—	$4.01	11/21/2024
	12/17/2015(5)	150,000		—	$8.92	12/17/2025
	3/15/2017(6)	113,334		56,666	$6.83	03/15/2027
	3/15/2018(7)	56,667		113,333	$5.16	03/15/2028
	08/28/2019(8)	—		300,000	$2.73	08/28/2029
Michael Donegan	6/21/2013(15)	75,000		—	$2.98	06/21/2023
	7/09/2014(16)	50,000		—	$5.01	07/09/2024
	12/17/2015(5)	100,000		—	$8.92	12/17/2025
	3/15/2017(6)	26,666		13,334	$6.83	03/15/2027
	3/15/2018(7)	33,333		66,667	$5.16	03/15/2028
	08/28/2019(8)	—		120,000	$2.73	08/28/2029

		Warrants
		Number of Securities Underlying Unexercised Warrants		Warrant	Warrant
Name	Grant Date	Exercisable	Unexercisable	Exercise Price	Expiration Date
Robert G. Finizio	03/06/2011(17)	179,000	—	$0.24	03/06/2021
John C.K. Milligan, IV	03/06/2011(17)	179,000	—	$0.24	03/06/2021
Daniel A. Cartwright	10/21/2011(18)	600,000	—	$0.38	10/20/2021

(1)	The stock options granted on February 27, 2012 vested in full on February 27, 2013.

(2)	The stock options granted on April 16, 2012 vested in full on December 31, 2012.

(3)	The stock options granted on November 30, 2012 vested annually on November 30 of each year over three years.
(4)	Mr. Finizio was initially granted stock options to purchase 900,000 of our common stock; however, on May 8, 2013, Mr. Finizio agreed to relinquish his right to receive 600,000 shares of our common stock underlying these stock options.

(5)	The stock options granted on December 17, 2015 vested monthly over 12 months beginning on January 21, 2016.

(6)	The stock options granted on March 15, 2017 will vest annually over three years on the anniversary of the grant date.

(7)	The stock options granted on March 15, 2018 will vest annually over three years on the anniversary of the grant date.

(8)	The stock options granted on August 28, 2019 will vest annually over three years on the anniversary of the grant date.

(9)	The stock options granted on May 2, 2013 vested in full on December 31, 2013.

(10)	The stock options granted on January 6, 2014 vested in full on December 31, 2014.

(11)	The stock options granted on October 21, 2011 vested annually over four years on the anniversary of the grant date.

(12)	The stock options granted on May 1, 2010 vested in full on May 1, 2011.

(13)	The stock options granted on September 1, 2010 vested monthly over three years on the first day of each month following the first month after the date of grant.

(14)	The stock options granted on November 21, 2014 vested annually over four years on the anniversary of the grant date.

(15)	The stock options granted on June 21, 2013 vested annually over three years on the anniversary of the grant date.

(16)	The stock options granted on July 9, 2014 vested annually over four years on the anniversary of the grant date.

(17)	The warrants granted on March 6, 2011 vested quarterly starting on June 30, 2011 over eight quarters.

(18)	The warrant granted on October 21, 2011 vested monthly over 44 months beginning on November 21, 2011.

Option Exercises and Stock Vested in Fiscal Year 2019

During fiscal year 2019, none of our NEOs acquired shares upon the exercise of stock options or the vesting of stock awards.

Post-Employment Compensation

Pension Benefits

We do not offer any defined benefit pension plans for any of our employees. We have a 401(k) plan in which employees may participate.

Other Compensation

All of our executive officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance, and tax-qualified Section 401(k) retirement savings plans. These plans are available to all employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to executives that are not broadly available to our other employees. In designing these elements, we seek to provide an overall level of benefits that is competitive with that offered by similarly situated companies in the markets in which we operate based upon our general understanding of industry practice. These benefits are not considered in determining the compensation of our executive officers.

Employment Agreements

Robert G. Finizio has an employment agreement that commenced November 8, 2012; the agreement initially provided for a three-year term and now automatically renews for additional one-year terms each year on the anniversary of execution unless notice of non-renewal is given by either our company or Mr. Finizio at least 90 days prior to such anniversary. The agreement originally provided for: (i) a time-based ten-year stock option, (ii) the right to receive a performance-based ten-year stock option in an amount to be determined, (iii) a salary of not less than $355,100 per year, and (iv) an annual short-term incentive compensation of up to 35% of salary, at the discretion of our Board of Directors. Mr. Finizio will receive employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Finizio is unable to perform his duties for more than 180 total calendar days during any 12-month period, (iii) voluntary termination by Mr. Finizio upon a 14 calendar day prior notice, (iv) involuntary termination by our company without cause with 60-day notice (or 90-day notice when termination is due to the non-extension of the employment term by our company), (v) termination for cause, and (vi) termination for good reason wherein Mr. Finizio will have 90 days from the date of notice to terminate his employment.

John C.K. Milligan, IV has an employment agreement that commenced November 8, 2012; the agreement initially provided for a three-year term and now automatically renews for additional one-year terms each year on the anniversary of execution unless notice of non-renewal is given by either our company or Mr. Milligan at least 90 days prior to such anniversary. The agreement originally provided for: (i) a time-based ten-year stock option, (ii) the right to receive a performance-based ten-year stock option in an amount to be determined, (iii) a salary of not less than $288,100 per year, and (iv) an annual short-term incentive compensation of up to 30% of salary, at the discretion of our Board of Directors. Mr. Milligan will receive employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Milligan is unable to perform his duties for more than 180 total calendar days during any 12-month period, (iii) voluntary termination by Mr. Milligan upon a 14 calendar day prior notice, (iv) involuntary termination by our company without cause with 60-day notice or (90-day notice when termination is due to the non-extension of the employment term by our company), (v) termination for cause, and (vi) termination for good reason wherein Mr. Milligan shall have 90 days from the date of notice to terminate his employment. The employment agreement contains standard provisions for confidentiality and noncompetition.

Daniel A. Cartwright has an employment agreement that commenced November 8, 2012; the agreement initially provided for a three-year term and now automatically renews for additional one-year terms each year on the anniversary of execution unless notice of non-renewal is given by either our company or Mr. Cartwright at least 90 days prior to such anniversary. The agreement originally provided for: (i) a time-based ten-year stock option, (ii) the right to receive a performance-based ten-year stock option in an amount to be determined, (iii) a salary of not less than $257,100 per year, and (iv) an annual short-term incentive compensation of up to 30% of salary, at the discretion of our Board of Directors. Mr. Cartwright will receive employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Cartwright is unable to perform his duties for more than 180 total calendar days during any 12-month period, (iii) voluntary termination by Mr. Cartwright upon a 14 calendar day prior notice, (iv) involuntary termination by our company without cause with 60-day notice or (90-day notice when termination is due to the non-extension of the employment term by our company), (v) termination for cause, and (vi) termination for good reason wherein Mr. Cartwright will have 90 days from the date of notice to terminate his employment. The employment agreement contains standard provisions for confidentiality and noncompetition.

Mitchell Krassan has a one year employment agreement that commenced on December 17, 2015, subject to automatic renewals of one year terms, which calls for (i) a time-based one-year stock option, (ii) a salary of not less than $300,000 per year, and (iii) an annual short-term incentive compensation target of 50% of salary, at the discretion of our Board of Directors. Mr. Krassan will receive employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Krassan is unable to perform his duties for six consecutive months, (iii) termination immediately by Mr. Krassan upon written notice, (iv) termination immediately by our company without cause, (v) termination for cause upon ten days’ written notice, and (vi) termination by Mr. Krassan for good reason upon 30 days’ written notice within 90 days of the event constituting good reason. The employment agreement contains standard provisions for confidentiality and noncompetition.

Michael Donegan has a one year employment agreement that commenced on December 17, 2015, subject to automatic renewals of one year terms, which calls for (i) a time-based one-year stock option, (ii) salary of not less than $290,000 per year, and (iii) an annual short-term incentive compensation target of 25% of salary, at the discretion of our Board of Directors. Mr. Donegan will receive employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Donegan is unable to perform his duties for six consecutive months, (iii) termination immediately by Mr. Donegan upon written notice, (iv) termination immediately by our company without cause, (v) termination for cause upon ten days’ written notice, and (vi) termination by Mr. Donegan for good reason upon 30 days’ written notice within 90 days of the event constituting good reason. The employment agreement contains standard provisions for confidentiality and noncompetition.

Potential Payments Upon Termination or Change in Control

We have employment agreements with certain of our executive officers as described above. The arrangements reflected in these employment agreements are designed to encourage the officers’ full attention and dedication to our company currently and, in the event of any proposed change in control, provide these officers with individual financial security. The employment agreements provide for specified payments and benefits by us to our executive officers only upon a qualifying termination of employment as described below.

Termination by Us Without Good Cause or by Executive with Good Reason - No Change in Control

Pursuant to the employment agreements for each of Messrs. Finizio, Milligan, and Cartwright, in the event of termination of the executive’s employment without “cause” or resignation by the executive for “good reason” (as each term is defined in the employment agreements), the executive would be entitled to (i) the sum of his salary, payable on a biweekly basis ratably over 52 weeks and target annual incentive compensation for the fiscal year in which such termination of employment occurs, subject to the executive’s signing and not revoking a full and complete release of all claims against the company and its affiliates, (ii) a continuation of welfare benefits for a period of one year after such termination, subject to the executive’s signing and not revoking a full and complete release of all claims against the company and its affiliates, (iii) unpaid accrued base salary and unused vacation pay through the termination date and (iv) amounts accrued but unpaid at the time of termination. Additionally, all outstanding equity awards that vest solely on the passage of time held by such executives would immediately vest in full for each of Messrs. Finizio, Milligan, and Cartwright. If a change in control is consummated on or prior to the first anniversary of the effective date of termination, then, prior to such consummation, the company will be required to deliver to the executive the number of shares of company common stock the executive forfeited upon termination pursuant to unvested performance-based restricted stock awards and all other equity awards held by the executive will accelerate in full. Furthermore, the above obligations of the company are subject to the executive complying with a five-year confidentiality agreement post-termination, a 12-month non-solicitation agreement and a 12-month non-competition agreement (18 months for Mr. Finizio) that is subject to extension for an additional 12-month period by the company upon compensation for a like number of months on the terms of their respective employment agreements; provided, that upon a change in control, the executive will be released from the non-solicitation and non-competition covenants if such executive is terminated without cause or resigns for good reason.

Pursuant to the employment agreements for each of Messrs. Donegan and Krassan, in the event of termination of the executive’s employment without “good cause” or resignation by the executive for “good reason” (as each term is defined in the employment agreements), the executive would be entitled to (i) the sum of his salary payable over a 12-month period, (ii) any target annual incentive compensation for the fiscal year in which such termination of employment occurs, (iii) a continuation of welfare benefits for a period of one year after such termination, and (iv) payment of accrued but unused paid time off, in each case subject to the executive signing and not revoking a full and complete release of all claims against the company and its affiliates, adhering to an 18-month post-termination non-competition covenant and a 24-month post-termination non-solicitation covenant and adhering to the terms of the Employee Assignment, Invention and Confidentiality Agreement between the executive and the company which survive post-termination. Additionally, all unvested equity compensation granted after the date of the employment agreement and held by the executive in his capacity as an employee would immediately vest as of the effective date of termination.

Termination or Resignation in Connection with a Change in Control

In the event of termination of the executive’s employment without “cause” or resignation by the executive for “good reason” (as each term is defined in the employment agreements), following the date of the announcement of a transaction that leads to a change in control and up to 12 months following the date of the change in control, in addition to those payments and benefits provided to salaried employees generally, including amounts accrued but unpaid at the time of termination:

●	Messrs. Finizio and Milligan would be entitled to (i) the sum of their respective salary and target annual incentive compensation for the fiscal year in which such termination of employment occurs, payable in a lump sum, subject to the executive signing a release and not revoking a full and complete release of all claims against the company and its affiliates, (ii) a continuation of welfare benefits for a period of one year after such termination, subject to the executive signing a release and not revoking a full and complete release of all claims against the company and its affiliates, (iii) unpaid accrued base salary and unused vacation pay through the termination date and (iv) all other rights and benefits the executive is vested in, pursuant to other plans and programs of our company, and

●	Mr. Cartwright would be entitled to (i) an amount equal to 150% of his salary and target annual incentive compensation for the fiscal year in which such termination of employment occurs, payable in a lump sum, subject to the executive signing a release and not revoking a full and complete release of all claims against the company and its affiliates, (ii) a continuation of welfare benefits for a period of 18 months after such termination, subject to the executive signing a release and not revoking a full and complete release of all claims against the company and its affiliates, (iii) unpaid accrued base salary and unused vacation pay through the termination date and (iv) all other rights and benefits the executive is vested in, pursuant to other plans and programs of our company.

Additionally, all outstanding long-term incentive awards and warrants would immediately vest in full for each of Messrs. Finizio, Milligan, and Cartwright.

Termination by Reason of Death or Disability

For Messrs. Finizio, Milligan, and Cartwright, in the event of termination of the executive’s employment by reason of his death or “disability” (as such term is defined in the employment agreements), in addition to those payments and benefits provided to salaried employees generally, including amounts accrued but unpaid at the time of termination, each of the executives would be entitled to (i) pro-rated target annual incentive compensation for the fiscal year in which such termination of employment occurs, payable in a lump sum, subject to the executive’s signing and not revoking a full and complete release of all claims against the company and its affiliates in the event of a disability, (ii) immediate vesting of all outstanding equity awards that vest solely on the passage of time, (iii) accrued but unused vacation pay through the termination date, payable in a lump sum, and (iv) all other rights and benefits the executive is vested in, pursuant to other plans and programs of our company.

The tables below reflect the amount of compensation to certain of our NEOs, assuming termination of such executive’s employment without cause or for good reason or following a change in control of our company on December 31, 2019. Other than as set forth below, no amounts will be paid to our NEOs in the event of termination.

Robert G. Finizio

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control)		Termination Without Good Cause or with Good Reason Following a Change in Control		Termination by Reason of Death or Disability
Cash severance	$1,222,218	(1)	$1,222,218	(1)	$600,000	(2)
Equity awards(3)	—		—		—
Other	—		—		—

John C.K. Milligan, IV

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control)		Termination Without Good Cause or with Good Reason Following a Change in Control		Termination by Reason of Death or Disability
Cash severance	$787,183	(1)	$787,183	(1)	$315,000	(2)
Equity awards(3)	—		—		—
Other(4)	$7,500		$7,500		$7,500

Daniel A. Cartwright

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control)		Termination Without Good Cause or with Good Reason Following a Change in Control		Termination by Reason of Death or Disability
Cash severance	$659,303	(1)	$978,053	(1)	$262,500	(2)
Equity awards(3)	—		—		—
Other	—		—		—

Mitchell Krassan

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control)		Termination Without Good Cause or with Good Reason Following a Change in Control		Termination by Reason of Death or Disability
Cash severance	$560,527	(1)	$560,527	(1)	$180,000	(2)
Equity awards(3)	—		—		—
Other	—		—		—

Michael Donegan

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control)		Termination Without Good Cause or with Good Reason Following a Change in Control		Termination by Reason of Death or Disability
Cash severance	$378,297	(1)	$378,297	(1)	$72,500	(2)
Equity awards(3)	—		—		—
Other	—		—		—

(1)	Consists of payments due to executive for (i) salary, (ii) target annual incentive compensation, and (iii) health and welfare benefits. In the case of Mr. Cartwright following a change in control, consists of (i) 150% of salary, (ii) 150% of target annual incentive compensation, and (iii) health and welfare benefits.

(2)	Represents full annual incentive compensation that would be prorated based on termination date.

(3)	Represents the value of unvested equity awards that would become fully vested upon a termination without cause, resignation for good reason, or in connection with a change in control. The value is calculated by multiplying the number of shares underlying each accelerated award by the difference between $2.42, the per share closing price of the Common Stock on December 31, 2019, and the per share exercise price. In each case, the exercise price was below $2.42, and thus no value was attributable to the accelerated vesting of the awards.

(4)	Represents the amount payable for a car allowance.

Nonqualified Defined Contribution and Nonqualified Deferred Compensation

We do not offer any nonqualified defined contribution plans or nonqualified deferred compensation plans for any of our NEOs.

Limitation of Directors’ Liability; Indemnification of Directors, Officers, Employees, and Agents

Our amended and restated articles of incorporation and bylaws, each as amended, provide that we may indemnify to the full extent of our power to do so, all directors, officers, employees, and/or agents. The effect of this provision in the amended and restated articles of incorporation, as amended, is to eliminate the rights of our company and our stockholders, either directly or through stockholders’ derivative suits brought on behalf of our company, to recover monetary damages from a director for breach of the fiduciary duty of care as a director except in those instances described under Nevada law.

Insofar as indemnification by our company for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, may be permitted to officers and directors of our company pursuant to the foregoing provisions or otherwise, we are aware that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

DIRECTOR COMPENSATION

We compensate our non-employee directors with a combination of cash and equity. Our Board of Directors receives the follow cash compensation for their service: each director receives an annual cash retainer of $57,500; the chairperson of the Board receives an additional $22,500 annual cash retainer; the chairperson of our Audit Committee receives an annual cash retainer of $30,000 and the other members of the Audit Committee receive an annual cash retainer of $15,000; the chairperson of the Compensation Committee receives an annual cash retainer of $20,000 and the other members of the Compensation Committee receive an annual cash retainer of $12,000; and the chairperson of each of our other committees receives an annual cash retainer of $12,500 and the other members receive an annual cash retainer of $7,500. We also reimburse our directors for reasonable expenses related to attendance at Board of Directors and committee meetings. In addition, in 2019, each director received an annual grant of stock options to purchase 75,000 shares of our common stock and the Chairman of the Board received an additional grant of stock options to purchase 37,500 shares of our common stock. We do not pay our directors per meeting fees.

The following table and accompanying footnotes detail compensation paid to our directors for services rendered for the year ended December 31, 2019. Messrs. Finizio’s and Milligan’s compensation is described above under “Executive Compensation.”

Name	Fees Earned or Paid in Cash	Option Awards(1)(2)(3)		All Other Compensation		Total
Brian A. Bernick, M.D.	$—	$—	(4)	$—	(5)	$—
Dr. Jane Barlow	$77,000	$110,008		—		$187,008
J. Martin Carroll	$84,500	$110,008		—		$194,508
Cooper C. Collins	$92,500	$110,008		—		$202,508
Robert V. LaPenta, Jr.	$95,000	$110,008		—		$205,008
Jules A. Musing	$72,500	$110,008		—		$182,508
Nicholas Segal	$72,500	$110,008		—		$182,500
Angus C. Russell	$80,000	$110,008		—		$190,008
Tommy G. Thompson	$112,000	$165,012		—		$277,012

(1)	The valuation methodology used to determine the fair value of the options granted during the year was the Black-Scholes-Merton option-pricing model, an acceptable model in accordance with ASC 718. The Black-Scholes-Merton model requires the use of several assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. For further information, see “Note 9 – Stockholders’ Equity” included in the financial statements included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2019.

(2)	Stock options depicted in the table above were granted to directors (other than Dr. Bernick) for serving on our Board of Directors on June 20, 2019 and will vest on June 20, 2020 for our current directors.

(3)	On December 31, 2019, each of the directors listed in the “Director Compensation” table had option awards outstanding to purchase the following number of shares of common stock: Dr. Bernick (1,260,000), Mr. Collins (570,000), Mr. LaPenta (570,000), Mr. Thompson (1,095,000), Mr. Segal (587,057), Mr. Musing (695,000), Mr. Russell (350,000), Mr. Carroll (350,000), Dr. Barlow (175,000) and there were no forfeitures of stock options by any of such directors in fiscal 2019.

(4)	Dr. Bernick receives no additional compensation for his duties as a director of our company. For the year ended December 31, 2019, Dr. Bernick received a grant of stock options for his services as an officer of our company valued at $484,467.

(5)	Dr. Bernick receives no additional compensation for his duties as a director of our company. For the year ended December 31, 2019, Dr. Bernick received cash compensation for his services as an officer of our company in the amount of $637,500.

REPORT OF THE AUDIT COMMITTEE

The Board of Directors has appointed an Audit Committee consisting of independent directors. All of the members of the committee must be “independent” of our company and management, as independence is defined in applicable rules of the SEC and the Nasdaq listing standards.

The purpose of the Audit Committee is to assist the oversight of our Board of Directors in the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditor and any internal audit function. The primary responsibilities of the committee include overseeing our company’s accounting and financial reporting process and audits of the financial statements of our company. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The independent auditor is responsible for auditing the financial statements and expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

In this context, the Audit Committee met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee the audited financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The independent registered public accounting firm also provided to the Audit Committee the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence. The Audit Committee discussed with the independent registered public accounting firm that firm’s independence.

The Audit Committee discussed with our independent auditor the overall scope and plans for its audit. The Audit Committee meets with the independent auditor, with and without management present, to discuss the results of the independent auditor’s examinations, its evaluations of our company, the internal controls, and the overall quality of the financial reporting. The Audit Committee held six meetings in 2019.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for filing with the SEC.

The report has been furnished by the Audit Committee of our Board of Directors.

April 28, 2020	Angus C. Russell, Chairman Paul M. Bisaro Cooper Collins

CHIEF EXECUTIVE OFFICER PAY RATIO

For 2019, the total compensation of our Chief Executive Officer of $1,222,220, as presented in the Summary Compensation Table, was approximately 10.7 times the total compensation of our median employee of approximately $114,000. To identify the median of the annual compensation of all of our employees (other than the CEO), we used wages from our payroll records as reported to the Internal Revenue Service on Form W-2 for fiscal year 2019 and added the fair value of options granted in 2019. The median employee was identified by reviewing the total compensation for all employees (other than the CEO) who were employed by us on December 31, 2019. All of our employees were included, whether employed on a full-time, part-time or seasonal basis. Adjustments were made to annualize the compensation of employees who were not employed by us for the entire year. No full-time equivalent adjustments were made for part time employees.

The SEC’s pay ratio disclosure rules provide reporting companies with a great deal of flexibility in determining the methodology used to identify the median employee and the pay ratio. As such, our methodology may differ materially from the methodology used by other companies to prepare their pay ratio disclosures, which may contribute to a lack of comparability between our pay ratio and the pay ratio reported by other companies, including those within our industry.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2019, Dr. Barlow and Messrs. Collins, Thompson, and Carroll served as members of the Compensation Committee.

None of Dr. Barlow or Messrs. Collins, Thompson, or Carroll have been at any time one of our officers or employees or had any relationship with us that requires disclosure under Item 404 of Regulation S-K under the Exchange Act.

During the fiscal year ended December 31, 2019, none of our executive officers served on the compensation committee or board of directors of any entity whose executive officers serve as a member of our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section included in this Form 10-K/A and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this Form 10-K/A.

April 28, 2020	Respectfully submitted, Cooper C. Collins, Chairman J. Martin Carroll Tommy G. Thompson

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2019, the following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders, which plans do not provide for the issuance of warrants or other rights.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders	26,270,234	(1)	$4.65	13,599,382	(2)
Equity Compensation Plans Not Approved by Stockholders	─		─	—

(1)	Represents non-qualified stock options to purchase an aggregate of 15,017,759 shares issuable under the 2009 Long Term Incentive Compensation Plan, as amended, or the 2009 Plan, non-qualified stock options to purchase an aggregate of 6,316,474 shares issuable and an aggregate of 1,040,000 restricted stock awards under the Amended and Restated 2012 Stock Incentive Plan, or the 2012 Plan, and non-qualified stock options to purchase an aggregate of 3,696,001 shares and 200,000 restricted stock awards usable under the 2019 Plan.

(2)	On June 20, 2019, we adopted the 2019 Plan and effective upon our adoption no future awards may be made under the 2009 Plan or under the 2012 Plan. Any shares subject to outstanding options or other equity “Awards” under the 2019 Plan, the 2012 Plan and the 2009 Plan that are forfeited, expire or otherwise terminate without issuance of the underlying shares, or if any such Award is settled for cash or otherwise does not result in the issuance of all or a portion of the shares subject to such Award (other than shares tendered or withheld in connection with the exercise of an Award or the satisfaction of withholding tax liabilities), the shares to which those Awards were subject, shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for delivery with respect to Awards under the 2019 Plan. As of December 31, 2019, there were 13,599,382 shares of Common Stock available for issuance under the 2019 Plan, consisting of (i) 11,103,999 new shares, (ii) 2,395,333 unallocated shares previously available for issuance under the 2012 Plan that were not then subject to outstanding “Awards” (as defined in the 2012 Plan), and (iii) 100,050 unallocated shares previously available for issuance under the 2009 Plan that were not then subject to outstanding “Awards” (as defined in the 2009 Plan).

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND OFFICERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 20, 2020, by the following:

●	each of our directors and executive officers;

●	all of our directors and executive officers as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 20, 2020. Shares issuable pursuant to stock options, warrants, and convertible securities are deemed outstanding for computing the percentage of the person holding such options, warrants, or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o TherapeuticsMD, Inc., 951 Yamato Road, Suite 220, Boca Raton, Florida 33431.

	Shares Beneficially Owned
Name of Beneficial Owners	Number	Percent(1)
Executive Officers and Directors:
Robert G. Finizio(2)	22,811,772	8.32%
John C.K. Milligan, IV(3)	7,950,606	2.90%
Daniel A. Cartwright(4)	2,088,334	*
Mitchell L. Krassan(5)	997,992	*
Michael Donegan(6)	331,666	*
Tommy G. Thompson (7)	1,677,956	*
Paul M. Bisaro(8)	—	—
J. Martin Carroll(9)	285,000	*
Cooper C. Collins(10)	561,000	*
Karen L. Ling(11)	—	—
Jules A. Musing (12)	625,000	*
Gail K. Naughton, Ph.D.(8)	—	—
Angus C. Russell(13)	368,500	*
All executive officers and directors as a group (13 persons)(14)	37,697,826	13.76%

5% Stockholders:
JPMorgan Chase & Co.(15)	19,718,046	7.26%
T. Rowe Price Associates, Inc.(16)	19,239,545	7.08%
BlackRock, Inc.(17)	18,259,143	6.72%
FMR LLC(18)	17,677,475	6.51%
Vanguard Group Inc.(19)	16,595,225	6.11%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Applicable percentage of ownership is based on 271,683,266 shares of common stock outstanding as of April 20, 2020, as adjusted for each stockholder.

(2)	Includes (i) 18,325,964 shares held by Mr. Finizio directly, (ii) 1,004,941 shares held indirectly by Mr. Finizio through a grantor-retained annuity trust, (iii) 995,059 shares held by Robert Finizio Revocable Trust, (iv) 2,306,808 shares issuable to Mr. Finizio upon the exercise of vested stock options and (v) 179,000 shares issuable to Mr. Finizio upon the exercise of a vested warrant.
(3)	Represents (i) 3,582,373 shares held by John C.K. Milligan Revocable Trust U/A 08/10/2009, as amended 11/22/2011, or the Trust, (ii) 1,472,419 shares held by Goldman Sachs & Co f/b/o John Milligan IRA, (iii) 434,814 shares held indirectly by the Milligan Irrevocable Nonexempt Trust – 2014, (iv) 72,000 shares held by Mr. Milligan directly, (v) 2,210,000 shares issuable to Mr. Milligan upon the exercise of vested stock options and (vi) 179,000 shares issuable to Mr. Milligan upon the exercise of a vested warrant. Mr. Milligan serves as the trustee and is the beneficiary of the Trust.

(4)	Represents (i) 1,488,334 shares issuable to Mr. Cartwright upon the exercise of vested stock options and (ii) 600,000 shares issuable to Mr. Cartwright upon the exercise of a vested warrant.

(5)	Represents 997,992 shares issuable to Mr. Krassan upon the exercise of vested stock options.

(6)	Represents 331,666 shares issuable to Mr. Donegan upon the exercise of vested stock options.

(7)	Represents (i) 690,900 shares held by Thompson Family Investments, LLC, an entity solely owned by Thompson Family Holdings, LLC, an entity solely owned by Mr. Thompson, (ii) 3,555 shares held by Mr. Thompson directly, (iii) 1,001 shares held indirectly by Thompson Family Holdings, LLC and (iv) 982,500 shares issuable to Mr. Thompson upon the exercise of vested stock options.
(8)	Appointed to the Board of Directors on March 20, 2020.

(9)	Includes (i) 10,000 shares held by Mr. Carroll directly and (ii) 275,000 shares issuable to Mr. Carroll upon the exercise of vested stock options.

(10)	Includes (i) 66,000 shares held by Mr. Collins directly and (ii) 495,000 shares issuable to Mr. Collins upon the exercise of vested stock options.
(11)	Appointed to the Board of Directors on April 16, 2020.

(12)	Includes (i) 5,000 shares held directly by Mr. Musing and (ii) 620,000 shares issuable to Mr. Musing upon the exercise of vested stock options.

(13)	Includes (i) 93,500 shares held by Mr. Russell directly and (ii) 275,000 shares issuable to Mr. Russell upon the exercise of vested stock options.

(14)	This amount includes all shares directly and indirectly owned by all executive officers and directors and all shares issuable directly and indirectly upon the exercise of vested stock options and warrants held by our executive officers and directors.
(15)	JPMorgan Chase & Co. has sole voting power over 17,413,431 shares and sole dispositive power over 19,718,046 shares. JPMorgan Chase & Co.’s address is 383 Madison Avenue, New York, NY 10179. This information is based on Amendment No. 3 to Schedule 13G filed with the SEC on January 21, 2020. Reported ownership includes shares held by subsidiaries listed in the filing.
(16)	T. Rowe Price Associates, Inc. has sole voting power over 3,708,195 shares and sole dispositive power over 19,239,545 shares. T. Rowe Price Associates, Inc.’s address is 100 E. Pratt Street, Baltimore, MD 21202. This information is based on Amendment No. 7 to Schedule 13G filed with the SEC on February 14, 2020.
(17)	BlackRock, Inc. has sole voting power over 17,866,178 shares and sole dispositive power over 18,259,143 shares. BlackRock, Inc.’s address is 55 East 52nd Street, New York, NY 10055. This information is based on Amendment No. 3 to Schedule 13G filed with the SEC on February 6, 2020. Reported ownership includes shares held by subsidiaries listed in the filing.

(18)	FMR LLC and Abigail P. Johnson have sole voting power over 1,495,370 shares and sole dispositive power over 17,677,475 shares. The address of FMR LLC is 245 Summer Street, Boston, MA 02210. This information is based on Amendment No. 9 to Schedule 13G filed with the SEC on February 7, 2020. Reported ownership includes shares held by subsidiaries listed in the filing.

(19)	Vanguard Group Inc. has sole voting power over 443,655 shares, shared voting power over 13,425 shares, sole dispositive power over 16,175,105 shares and shared dispositive power over 420,120 shares. The Vanguard Group’s address is 100 Vanguard Blvd., Malvern, PA 19355. This information is based on Amendment No. 2 to Schedule 13G filed with the SEC on February 12, 2020. Reported ownership includes shares held by subsidiaries listed in the filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy Relating to Related Party Transactions

We have a policy that we will not enter into any material transaction in which a director or officer has a direct or indirect financial interest unless the transaction is determined by our Board of Directors to be fair to us or is approved by a majority of our disinterested directors or by our stockholders, as provided for under Nevada law. Generally, our Board of Directors as a whole, other than an affected director, if applicable, determines whether a director or officer has a direct or indirect (i.e., any) financial interest in a transaction deemed material based upon our Code of Conduct and Ethics and Nevada law. From time to time, our Audit Committee, in accordance with its charter, will also review potential conflict of interest transactions involving members of our Board of Directors and our executive officers. The policy with respect to such transactions is provided in our company’s Code of Conduct and Ethics.

Related Party Transactions

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2019, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers, or holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and NEOs are described elsewhere in this Form 10-K/A.

Agreements with Catalent, Inc.

J. Martin Carroll, a director of ours, has served as a director of Catalent, Inc. since July 2015. From time to time, we have entered into agreements with Catalent in the normal course of business. All such agreements have been reviewed and approved by disinterested directors of our company or a committee consisting of disinterested directors of our company since July 2015. During the years ended December 31, 2019, 2018 and 2017, we were billed by Catalent approximately $6,101,000, $4,111,000 and $3,646,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of December 31, 2019 and 2018, there were amounts due to Catalent of approximately $35,000 and $88,000, respectively. In addition, we have minimum purchase requirements in place with Catalent.

2019 Offering

In connection with our October 2019 public offering of common stock, on October 25, 2019: (i) Robert G. Finizio, our Chief Executive Officer and a director, purchased 72,000 shares of our common stock directly from the company, (ii) John C.K. Milligan, IV, our President and Secretary and then-director, purchased 72,000 shares of our common stock directly from the company, and (iii) Brian Bernick, our co-founder and then-director, purchased 36,000 shares of our common stock directly from the company, all at the public offering price of $2.75 from the underwriters in our offering.

Independence

See Item 10 – Directors, Executive Officers and Independence – above for a discussion on director independence.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to our company for the fiscal year ended December 31, 2019 and 2018 by Grant Thornton LLP, our independent registered public accounting firm, were as follows:

	2019	2018
Audit Fees	$413,695	$362,135
Audit-Related Fees	$—	$—
Tax Fees	$143,753	$85,383
All Other Fees	$—	$—

Audit fees consist of fees associated with the annual audit, including the audit of the effectiveness of internal control over financial reporting, the reviews of our annual and quarterly reports, and other filings with the SEC as well as comfort letters and consents. Tax fees included the preparation of our tax returns.

Audit Committee Pre-Approval Policies and Procedures

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval, or adopting procedures for pre-approval, of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairperson of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent auditor.

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Grant Thornton LLP described above were approved by our Audit Committee pursuant to our Audit Committee’s pre-approval policies. All of the hours spent by Grant Thornton LLP in auditing our financial statements for the fiscal year ended 2019 and 2018 were attributed to work performed by Grant Thornton LLP’s full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statements Schedules
	(1)	All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Form 10-K filed on February 24, 2020.

	(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto contained in the Original Form 10-K filed on February 24, 2020.

(b)	Exhibits

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc. (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization (3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC (4)
3.1	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(5)
3.2	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(5)
3.3	n/a	Composite Amended and Restated Articles of Incorporation of the Company, as amended (6)
3.4	n/a	Bylaws of AMHN, Inc. (7)
3.5	December 17, 2015	First Amendment to Bylaws of the Company (8)
4.1	n/a	Form of Certificate of Common Stock (9)
4.2††	n/a	Description of Securities of the Company
10.1	n/a	Form of Common Stock Purchase Warrant (10)
10.2*	n/a	Form of Non-Qualified Stock Option Agreement (10)
10.3*	n/a	TherapeuticsMD, Inc. 2019 Stock Incentive Plan (11)
10.4*	n/a	Amended and Restated 2012 Stock Incentive Plan (12)
10.5*	n/a	2009 Long Term Incentive Compensation Plan, as amended (13)
10.6	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc. (14)
10.7	February 24, 2012	Form of Common Stock Purchase Warrant (15)
10.8***	April 24, 2019	Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC (18)
10.9***	April 24, 2019	Pledge and Security Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc. and TPG Specialty Lending, Inc. (18)
10.10*	November 8, 2012	Form of Employment Agreement (19)
10.11	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC (20)
10.12***	September 28, 2018	Commercial Supply Agreement by and between TherapeuticsMD, Inc. and QPharma AB (23)
10.13*	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio (22)
10.14***	October 5, 2018	Lease by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc. (23)
10.15**	April 20, 2016	Softgel Commercial Supply Agreement by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC (16)

	10.16**	June 24, 2016	Softgel Commercial Supply Agreement by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC (17)
	10.17**	July 30, 2018	Population Council License Agreement by and between TherapeuticsMD, Inc. and The Population Council, Inc. (21)
	10.18††	December 27, 2019	Amendment No. 1 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC
	10.19*	December 17, 2015	Employment Agreement between the Company and Brian Bernick(8)
	10.20*	December 17, 2015	Employment Agreement between the Company and Michael Donegan (8)
	10.21*	December 17, 2015	Employment Agreement between the Company and Mitchell Krassan (8)
	10.22***	June 6, 2019	License and Supply Agreement, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited (18)
	21.1††	February 24, 2020	Subsidiaries of the Company
	23.1††	February 24, 2020	Consent of Grant Thornton LLP
	31.1††	February 24, 2020	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
	31.2††	February 24, 2020	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
	31.3†	April 28, 2020	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
	31.4†	April 28, 2020	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
	32.1†††	February 24, 2020	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2†††	February 24, 2020	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	104†	n/a	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

*	Indicates a contract with management or compensatory plan or arrangement.
**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.
***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
†	Filed herewith.
†† †††	Filed as an exhibit to the Original Form 10-K, filed on February 24, 2020. Furnished as an exhibit to the Original Form 10-K, filed on February 24, 2020.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(5)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2015 filed with the Commission on August 7, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(9)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).
(10)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(11)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).
35

(12)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).
(14)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(15)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(16)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2018 filed with the Commission on July 30, 2018 and incorporated herein by reference (SEC File No. 001-00100).
(17)	Filed as an exhibit to Form 10-K for the year ended December 31, 2018 filed with the Commission on February 27, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(18)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(19)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2012 filed with the Commission on November 13, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(20)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).
(21)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).
(22)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2013 filed with the Commission on August 7, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(23)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2020	THERAPEUTICSMD, INC.

/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer

37