Form 10-Q
period 2020-06-30
TherapeuticsMD, Inc.
filed 2020-08-07
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 001-00100

THERAPEUTICSMD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0233535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

951 Yamato Road Suite 220 Boca Raton FL	33431
(Address of Principal Executive Offices)	(Zip Code)

561 961-1900

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 3, 2020 was 272,294,380.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$113,839,234	$160,829,713
Accounts receivable, net of allowance for doubtful accounts of $722,240 and $904,040, respectively	18,290,784	24,395,958
Inventory, net	10,172,312	11,860,716
Other current assets	6,641,587	11,329,793
Total current assets	148,943,917	208,416,180

Fixed assets, net	2,145,926	2,507,775

Other Assets:
License rights, net	37,721,695	39,221,308
Intangible assets, net	5,942,873	5,258,211
Right of use assets	10,337,577	10,109,154
Other assets	446,925	473,009
Total other assets	54,449,070	55,061,682
Total assets	$205,538,913	$265,985,637

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$17,270,319	$19,181,212
Other current liabilities	29,213,411	33,823,613
Total current liabilities	46,483,730	53,004,825

Long-Term Liabilities:
Long-term debt	243,801,705	194,634,643
Operating lease liability	9,307,361	9,145,049
Other long-term liabilities	35,000	—
Total long-term liabilities	253,144,066	203,779,692
Total liabilities	299,627,796	256,784,517

Commitments and Contingencies - See Note 15

Stockholders' (Deficit) Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 600,000,000 and 350,000,000 shares authorized: 272,294,380 and 271,177,076 issued and outstanding, respectively	272,294	271,177
Additional paid-in capital	709,885,568	704,351,222
Accumulated deficit	(804,246,745)	(695,421,279)
Total stockholders' (deficit) equity	(94,088,883)	9,201,120
Total liabilities and stockholders' equity	$205,538,913	$265,985,637

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product revenue, net	$10,701,033	$6,078,865	$22,951,690	$10,025,516

Cost of goods sold	4,400,485	1,248,860	7,115,536	2,011,687

Gross profit	6,300,548	4,830,005	15,836,154	8,013,829

Operating expenses:
Sales, general, and administrative	48,340,628	41,387,451	105,267,649	76,251,533
Research and development	2,742,032	4,964,368	6,010,861	11,282,250
Depreciation and amortization	256,557	115,059	518,551	221,997
Total operating expenses	51,339,217	46,466,878	111,797,061	87,755,780

Operating loss	(45,038,669)	(41,636,873)	(95,960,907)	(79,741,951)

Other (expense) income
Loss on extinguishment of debt	—	(10,057,632)	—	(10,057,632)
Miscellaneous income	88,858	486,597	424,340	1,175,318
Interest expense	(7,026,853)	(4,028,609)	(13,288,899)	(6,118,627)
Total other expense	(6,937,995)	(13,599,644)	(12,864,559)	(15,000,941)

Loss before income taxes	(51,976,664)	(55,236,517)	(108,825,466)	(94,742,892)

Provision for income taxes	—	—	—	—

Net loss	$(51,976,664)	$(55,236,517)	$(108,825,466)	$(94,742,892)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.19)	$(0.23)	$(0.40)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	271,876,238	241,221,840	271,667,879	241,114,532

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	240,462,439	$240,463	$616,559,938	$(519,276,280)	$97,524,121

Shares issued for exercise of options and warrants, net	759,401	759	99,348	—	100,107
Share-based compensation	—	—	2,575,369	—	2,575,369
Net loss	—	—	—	(39,506,375)	(39,506,375)

Balance, March 31, 2019	241,221,840	241,222	619,234,655	(558,782,655)	60,693,222

Share-based compensation	—	—	2,637,264	—	2,637,264
Net loss	—	—	—	(55,236,517)	(55,236,517)

Balance, June 30, 2019	241,221,840	$241,222	$621,871,919	$(614,019,172)	$8,093,969

Balance, December 31, 2019	271,177,076	$271,177	$704,351,222	$(695,421,279)	$9,201,120

Shares issued for exercise of options, net	350,666	351	71,758	—	72,109
Issuance of shares from release of restricted stock	150,000	150	(150)	—	—
Share-based compensation	—	—	2,366,453	—	2,366,453
Net loss	—	—	—	(56,848,802)	(56,848,802)

Balance, March 31, 2020	271,677,742	271,678	706,789,283	(752,270,081)	(45,209,120)

Shares issued for exercise of options, net	313,638	313	93,762	—	94,075
Issuance of shares from release of restricted stock	303,000	303	(303)		—
Share-based compensation	—	—	3,002,826	—	3,002,826
Net loss	—	—	—	(51,976,664)	(51,976,664)

Balance, June 30, 2020	272,294,380	$272,294	$709,885,568	$(804,246,745)	$(94,088,883)

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,825,466)	$(94,742,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	387,649	133,049
Amortization of intangible assets	130,902	88,948
Write off of patent and trademark costs	—	78,864
Operating lease impairment	81,309	—
Non-cash operating lease expense	689,089	443,734
(Recovery of) provision for doubtful accounts	(181,800)	167,500
Inventory obsolesence reserve	5,965,139	—
Loss on extinguishment of debt	—	10,057,632
Share-based compensation	5,369,279	5,224,212
Amortization of deferred financing fees	692,442	316,880
Amortization of license fee	1,499,613	—
Changes in operating assets and liabilities:
Accounts receivable	6,286,974	(7,486,691)
Inventory	(4,276,735)	(4,226,770)
Other current assets	4,412,827	1,710,697
Accounts payable	(1,910,893)	(3,244,603)
Accrued expenses and other current liabilities	(5,420,628)	2,801,717

Net cash used in operating activities	(95,100,299)	(88,677,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(815,564)	(763,247)
Purchase of fixed assets	(25,800)	(1,092,504)
Security deposit	35,000	(20,420)

Net cash used in investing activities	(806,364)	(1,876,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	166,184	100,107
Repayment of the Credit Agreement	—	(81,660,719)
Proceeds from the Financing Agreement	50,000,000	200,000,000
Payment of deferred financing fees	(1,250,000)	(6,652,270)

Net cash provided by financing activities	48,916,184	111,787,118

Increase (decrease) in cash	(46,990,479)	21,233,224
Cash, beginning of period	160,829,713	161,613,077
Cash, end of period	$113,839,234	$182,846,301

Supplemental disclosure of cash flow information

Interest paid	$12,032,014	$6,989,570

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

TherapeuticsMD, Inc., a Nevada corporation, or TherapeuticsMD or the Company, has three wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed; BocaGreenMD, Inc., a Nevada corporation, or BocaGreen; and VitaCare Prescription Services, Inc., a Florida corporation, or VitaCare. Unless the context otherwise requires, TherapeuticsMD, VitaMed, BocaGreen, and VitaCare collectively are sometimes referred to as “our company,” “we,” “our,” or “us.” TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, IMVEXXY®, BIJUVA® and ANNOVERA® are registered trademarks of our company.

Nature of Business

We are a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. At TherapeuticsMD, we combine entrepreneurial spirit, clinical expertise, and business leadership to develop and commercialize health solutions that enable new standards of care for women. Our solutions range from a patient-controlled, long-lasting contraceptive to advanced hormone therapy pharmaceutical products. We also manufacture and distribute branded and generic prescription prenatal vitamins under the vitaMedMD and BocaGreenMD brands. Our portfolio of products focused on women’s health allows us to efficiently leverage our sales and marketing plan to grow our recently approved products. During 2018, the U.S. Food and Drug Administration, or FDA, approval of our pharmaceutical products has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our pharmaceutical products. In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. In April 2019, we launched our FDA-approved product BIJUVA (estradiol and progesterone) capsules, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus. In October 2019, we began a test and learn market introduction for our FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive option for women. Although we expected to commence the full commercial launch of ANNOVERA in the first quarter of 2020, as a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA and deferred sales and marketing initiatives into subsequent quarters as the pandemic began to negatively affect our revenue growth. We resumed the launch of ANNOVERA on July 1, 2020. On July 30, 2018, we entered into an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA in the U.S. In addition, on July 30, 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. On June 6, 2019, we entered into an exclusive license and supply agreement, or the Theramex License Agreement, with Theramex HQ UK Limited, or Theramex, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Theramex Territory.

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

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. We continue to provide an uninterrupted supply of our portfolio of products for patients. We have sufficient inventory of finished product to meet anticipated demand through at least the early fourth quarter of 2020. Additionally, we currently do not foresee any interruption in our ability to continue to manufacture additional product to be used beyond this period and have sufficient active pharmaceutical ingredients on hand for the continued manufacture of our products.

Since the early phase of the COVID-19 pandemic, we have been using substantial virtual options to ensure business continuity. Our VitaCare Prescription Services patient model assists patients in obtaining easy and convenient access to their prescriptions for products at a retail pharmacy of their choice, including via home delivery retail pharmacy options. We have also partnered with independent community pharmacies and multiple third-party online pharmacies and telemedicine providers that focus on contraception or menopause to ensure patients have real-time access to both diagnosis and treatment. We continue to support prescribers’ needs with samples and product materials through our sales force. If access is restricted, we currently have mailing options in place for these materials. We also have business continuity plans and infrastructure in place that allows for virtual detailing.

As part of our response to the COVID-19 pandemic, we implemented measures to reduce marketing expenses for 2020. We also implemented cost saving measures, which included negotiating lower fees or suspending services from third party vendors; implementing a company-wide hiring freeze; delaying or cancelling non-critical information technology projects; and eliminating travel, entertainment, meeting, and event expenses. These savings can be extended further throughout 2020 or expanded depending on the impact of the COVID-19 pandemic.

As a result of the COVID-19 pandemic, our second quarter 2020 product revenues were reduced, which impacted our results of operations. As of the date of issuance of these consolidated financial statements, the future extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations remains uncertain. We are continuing to assess the effect the COVID-19 pandemic on our operations by monitoring the spread of COVID-19 and the various actions implemented to combat the virus throughout the world.

While we currently believe that our COVID-19 contingency plan has the ability to mitigate the effect of the COVID-19 pandemic on our business, the severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the duration of “social distancing” orders, the ability of our sales force to access healthcare providers to promote our products, increases in unemployment, which could reduce access to commercial health insurance for our patients, thus limiting payer coverage for our products, and the impact of the pandemic on our global supply chain, all of which are uncertain. Our future results of operations and liquidity could be materially adversely affected by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges that we may face.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe that our current cash reserves and the recent steps we have taken to reduce our operating expenses will help us manage our business through the pandemic. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business and, based on our analysis, we believe that our existing cash reserves, our currently anticipated operating cash flows, and proceeds from potential future financings, if available to us, will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months from the date of this Quarterly Report on Form 10-Q. However, if the successful commercialization of IMVEXXY, BIJUVA, or ANNOVERA is delayed, or the impact of the COVID-19 pandemic on our business is worse than we anticipate, our existing cash reserves and proceeds from potential future financings, if available to us, may be insufficient to satisfy our liquidity requirements until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA. If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing, and other commercialization efforts and we may seek to sell additional equity or debt securities. Our ability to sell equity securities will be limited by market conditions. Our ability to sell debt securities or obtain additional debt financing is restricted pursuant to the Financing Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, to the extent permitted under the Financing Agreement, the ownership interests of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, certain of which are restricted under the Financing Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products, if permitted under the Financing Agreement. Additionally, we may have to grant licenses on terms that may not be favorable to us.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2018-13 which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification, or ASC, 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We adopted this standard on January 1, 2020, and the adoption did not have a material effect on our disclosures.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy. The carrying amount for long-term debt as of June 30, 2020 (as disclosed in Note 9) approximates fair value based on market activity for other debt instruments with similar characteristics and comparable risk (Level 2).

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

At June 30, 2020 and 2019, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with any required impairment test. There was no impairment of intangible assets during the six months ended June 30, 2020. During the six months ended June 30, 2019, we wrote off $78,864 in costs related to trademarks and patents, including the net carrying amount of the OPERA patent.

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. On January 1, 2017, we began using our own stock price in our volatility calculation along with the other peer entities whose stock prices were publicly available that were similar to our company and in 2019 we started using only our own stock price in the volatility calculation. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected term of the awards. On January 1, 2020, we began calculating the expected term of our stock-based awards, which represents the period that the stock-based awards are expected to be outstanding. Prior to January 1, 2020, the average expected life of options was based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. We recognize the compensation expense for share-based compensation granted based on the grant date fair value estimated in accordance with ASC 718. We generally recognize the compensation expense on a straight-line basis over the employee’s requisite service period. Effective January 1, 2017, we account for forfeitures when they occur. On January 1, 2019, we adopted ASU 2018-07 which simplified the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expanded the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and superseded the guidance in ASC 505-50. Prior to January 1, 2019, equity instruments issued to non-employees were recorded on a fair value basis, as required by ASC 505, Equity - Based Payments to Non-Employees.

We grant performance-based stock units and restricted stock units for shares of common stock, par value $0.001 per share, or Common Stock, to employees. We value our restricted stock units and our performance-based stock units by reference to our stock price on the date of grant. We recognize compensation expense for restricted stock units based on a straight-line basis over the requisite service period of the entire award. We recognize performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests. The number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued based on the level of attainment.

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

Prescription Products

As of June 30, 2020, our products consisted primarily of prescription vitamins and our FDA-approved products: IMVEXXY, which we began selling during the third quarter of 2018, BIJUVA, which we began selling in the second quarter of 2019, and ANNOVERA, which we started selling in the third quarter of 2019. As a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA in the first quarter of 2020 and deferred sales and marketing initiatives into subsequent quarters. We resumed the launch of ANNOVERA on July 1, 2020.

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

We offer various rebate and discount programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. We estimate the allowance for consumer rebates and coupons that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. Estimates relating to these rebates and coupons are deducted from gross product revenues at the time the revenues are recognized. We record distributor fees based on amounts stated in contracts. Rebate and coupon estimates and distributor fees are recorded in other current liabilities on the consolidated balance sheet. We estimate chargebacks based on number of units sold during the period taking into account prices stated in contracts and our historical experience. Estimates related to distributors fees, rebates, coupons and returns are disclosed in Note 8. We provide invoice discounts to our customers for prompt payment. Estimates relating to invoice discounts and chargebacks are deducted from gross product revenues at the time the revenues are recognized.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by product mix for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Prescription vitamins	$2,428,382	$2,822,872	$4,902,073	$4,758,844
IMVEXXY	5,085,190	3,121,711	11,477,791	5,132,390
BIJUVA	1,352,001	134,282	2,463,605	134,282
ANNOVERA	1,835,460	—	4,108,221	—
Net revenue	$10,701,033	$6,078,865	$22,951,690	$10,025,516

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

Under the terms of the Population Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following the approval by the FDA of the new drug application, or NDA, for ANNOVERA and $20,000,000 within 30 days following the first commercial batch release of ANNOVERA. Both milestone payments of $20,000,000 were recorded as license rights in the consolidated balance sheets. We started amortizing license rights in the third quarter of 2019 once ANNOVERA became commercially available for use. The cost is amortized over the remaining useful life over which the license rights will contribute directly or indirectly to our cash flows, which is estimated to be the remaining patent life of the product, which expires in December 2032. The cost is amortized using the straight-line method as the pattern of economic benefit cannot be reliably determined. During the three and six months ended June 30, 2020, we recorded $754,102 and $1,499,613, respectively, in amortization expense related to the license fee which was recorded as a component of cost of sales.

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

Inventory Obsolescence Reserve

We evaluate inventory quarterly and records an allowance for obsolescence primarily associated with materials that are not currently or likely to be used in production in the near future. As of June 30, 2020 and December 31, 2019 , we recorded an inventory obsolescence reserve primarily related to BIJUVA, of $5,965,139 and $0, respectively, as a result of the impact of the COVID-19 pandemic on our business, which decreased demand of our products.

Segment Reporting

We are managed and operated as one business, which is focused on creating and commercializing products targeted exclusively for women. Our business operations are managed by a single executive leadership team that is chaired by the Chief Executive Officer of our Company, who oversees all operations. We do not operate separate lines of business with respect to any of our products and we do not prepare discrete financial information with respect to separate products. All product sales are derived from sales in the United States. Accordingly, we view our business as one reportable operating segment.

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

NOTE 4 – INVENTORY, NET

Inventory, net consists of the following:

	June 30, 2020	December 31, 2019
Finished products	$3,923,210	$4,976,910
Work in process	1,551,079	1,182,059
Raw materials	4,698,023	5,701,747
TOTAL INVENTORY, NET	$10,172,312	$11,860,716

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid sales and marketing costs	$1,474,007	$1,583,698
Debt financing fees on undrawn tranches (Note 9)	275,378	550,757
Prepaid insurance	1,081,540	1,812,135
Prepaid manufacturing	794,010	2,595,721
Other prepaid costs	3,016,652	4,787,482
TOTAL OTHER CURRENT ASSETS	$6,641,587	$11,329,793

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	June 30, 2020	December 31, 2019
Accounting system	$301,096	$301,096
Equipment	1,645,446	1,619,646
Furniture and fixtures	1,406,858	1,406,858
Computer hardware	80,211	80,211
Leasehold improvements	68,788	68,788
TOTAL FIXED ASSETS	3,502,399	3,476,599
Accumulated depreciation	(1,356,473)	(968,824)
TOTAL FIXED ASSETS, NET	$2,145,926	$2,507,775

Depreciation expense for the three months ended June 30, 2020 and 2019 was $188,810 and $66,556, respectively, and for the six months ended June 30, 2020 and 2019 was $387,649 and $133,049, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
Approved hormone therapy drug candidate patents	$3,997,263	$(609,982)	$3,387,281	12.5
Hormone therapy drug candidate patents (pending)	2,216,911	—	2,216,911	n/a

Non-amortizable intangible assets:
Multiple trademarks	338,681	—	338,681	indefinite
TOTAL	$6,552,855	$(609,982)	$5,942,873

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
Approved hormone therapy drug candidate patents	$3,463,082	$(478,983)	$2,984,099	13

Hormone therapy drug candidate patents (pending)	1,979,299	—	1,979,299	n/a

Non-amortizable intangible assets:
Multiple trademarks	294,813	—	294,813	indefinite
TOTAL	$5,737,194	$(478,983)	$5,258,211

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

As of June 30, 2020, we had 35 issued domestic patents and 35 issued foreign patents, including:

●	14 domestic patents and seven foreign patents that relate to BIJUVA as well as three domestic patents that relate to estradiol and progesterone product candidates. These patents establish an important intellectual property foundation and are owned by us. The domestic patents will expire in 2032. The foreign patents will expire no earlier than 2032. In addition, we have pending patent applications relating to BIJUVA in the U.S., Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea.

●	Ten domestic patents (eight utility and two design) and 16 foreign patents (six utility and ten design) that relate to IMVEXXY. These patents establish an important intellectual property foundation for IMVEXXY and are owned by us. The domestic patents will expire in 2032 or 2033. The foreign utility patents will expire no earlier than 2033. The foreign design patents provide protection expiring no earlier than 2025. In certain countries, the foreign design patents provide protection through at least 2037. In addition, we have pending patent applications related to IMVEXXY in the U.S., Argentina, Australia, Brazil, Canada, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea.

●	One domestic utility patent that relates to our topical-cream candidates, which is owned by us. The domestic patent will expire in 2035.

●	One domestic utility patent and eight foreign patents that relate to our transdermal-patch candidates, which are owned by us. The domestic utility patent will expire in 2032. The foreign patents will expire no earlier than 2033. We have pending patent applications with respect to our transdermal-patch candidates in the U.S., Brazil, Canada, Mexico, and South Africa.

●	Three domestic utility patents that relate to TX-009HR, a progesterone and estradiol product candidate, which are owned by us and will expire in 2037.

●	Two domestic and four foreign patents that relate to formulations containing progesterone, which are owned by us. The domestic patents will expire between 2032 and 2036. The foreign patents will expire no earlier than 2033.

●	One domestic utility patent that relates to our OPERA information-technology platform, which is owned by us and will expire in 2031.

Amortization expense was $67,748 and $48,503 for the three months ended June 30, 2020 and 2019, respectively, and $130,902 and $88,948 for the six months ended June 30, 2020 and 2019, respectively.

Estimated amortization expense, based on current patent cost being amortized, for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2020 (6 months)	$135,495
2021	$270,990
2022	$270,990
2023	$270,990
2024	$270,990

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued payroll, bonuses and commission costs	$3,224,923	$8,040,278
Allowance for coupons and returns	8,608,125	10,316,298
Accrued sales and marketing costs	1,506,414	3,285,662
Accrued compensated absences	2,277,967	1,463,878
Allowance for wholesale distributor fees	3,898,318	2,347,122
Accrued legal and accounting expense	646,855	422,336
Accrued research and development	803,676	1,049,603
Operating lease liability	2,107,413	1,501,539
Accrued rebates	4,846,957	3,916,672
Other accrued expenses	1,292,763	1,480,225
TOTAL OTHER CURRENT LIABILITIES	$29,213,411	$33,823,613

NOTE 9 – DEBT

On April 24, 2019, we entered into a Financing Agreement, as amended, or the Financing Agreement, with TPG Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, which provides us with up to a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provides for availability to us in three tranches: (i) $200,000,000 was drawn upon entering into the Financing Agreement; (ii) $50,000,000 was drawn on February 18, 2020 following our achievement of more than $11,000,000 in net revenues from IMVEXXY, BIJUVA and ANNOVERA for the fourth quarter of 2019 and (iii) $50,000,000 was previously available to us in the Administrative Agent’s sole and absolute discretion either contemporaneously with the delivery of our financial statements for the quarter ended June 30, 2020 or at such earlier date as the Administrative Agent may have consented to. We and the Administrative Agent are not moving forward with the undrawn $50,000,000 tranche under the Financing Agreement, which was designed to be drawn following the successful full commercial launch of ANNOVERA in the second quarter of 2020, due to the pause in the launch timing caused by the COVID-19 pandemic. However, the Administrative Agent has agreed to continue to discuss with us the terms upon which additional financing could be made available to us by the Administrative Agent in the future at our request and in its discretion. Borrowings under the Facility accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.2% as selected by us. Interest on amounts borrowed under the Facility is payable quarterly. The outstanding principal amount of the Facility is payable in four equal quarterly installments beginning on June 30, 2023, with the Facility maturing on March 31, 2024. We have the right to prepay borrowings under the Facility in whole or in part at any time, subject to a prepayment fee on the principal amount being prepaid of (i) 30.0% for the first two years following the initial funding date of the applicable borrowing, (ii) 5.0% for the third year following the initial funding date of the applicable borrowing, (iii) 3.0% for the fourth year following the initial funding date of the applicable borrowing and (iv) 1.0% for the fifth year following the initial funding date of the applicable borrowing but prior to March 31, 2024. In connection with the initial borrowing under the Facility, we paid, for the benefit of the lenders, a facility fee equal to 2.5% of the initial amount borrowed and will be required to pay such a facility fee in connection with any subsequent borrowings under the Facility. We are also required to pay the Administrative Agent and the lenders an annual administrative fee in addition to other fees and expenses. The Financing Agreement contains customary mandatory prepayments, restrictions and covenants applicable to us that are customary for financings of this type. Among other requirements, we are required to (i) maintain a minimum unrestricted cash balance of $60,000,000, and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our IMVEXXY, BIJUVA and ANNOVERA products beginning with the fiscal quarter ending December 31, 2020. The Financing Agreement also includes other representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the Administrative Agent and the lenders may declare all or a portion of our obligations under the Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Financing Agreement. The obligations of our company and its subsidiaries under the Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all existing and after acquired assets of our company and its subsidiaries. The obligations under the Financing Agreement will be guaranteed by each of our future direct and indirect subsidiaries, subject to certain exceptions.

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

As of June 30, 2020, we had $250,000,000 in borrowings outstanding under the Financing Agreement, which are classified as long-term debt in the accompanying consolidated financial statements. We incurred $7,902,270 in deferred financing fees related to the Financing Agreement. Deferred financing fees related to the entire Financing Agreement have been allocated pro rata between the funded and unfunded tranches. Allocated deferred financing fees related to the two tranches of borrowings that we received of $7,626,891 have been reflected as a debt discount and are accreted to interest expense using the effective interest method. Deferred financing fees associated with an unfunded tranche are deferred as assets until such tranche has been drawn. As of June 30, 2020, deferred financing fees related to the unfunded tranche of $50,000,000 were included in other current assets in the accompanying consolidated financial statements. During the three and six months ended June 30, 2020, we amortized $373,034 and $692,442, respectively, of deferred financing fees related to the two tranches that have been received as interest expense in the accompanying consolidated financial statements. During the three and six months ended June 30, 2019, we amortized $196,734, of deferred financing fees related to the Financing Agreement as interest expense in the accompanying consolidated financial statements. Interest on amounts borrowed under the Financing Agreement is due and payable quarterly in arrears. Interest expense for the three and six months ended June 30, 2020 was $6,653,819 and $12,596,458, respectively. The overall effective interest rate under the Financing Agreement was approximately 11% as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the carrying value of our debt consisted of the following:

	June 30, 2020	December 31, 2019
Financing Agreement	$250,000,000	$200,000,000
Debt discount and financing fees	(6,198,295)	(5,365,357)
TOTAL LONG-TERM DEBT	$243,801,705	$194,634,643

On April 27, 2020, we received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration. The loan in the principal amount of $6,477,094 (the “PPP Loan”) was disbursed by Bank of America, NA, a national banking association, pursuant to a promissory note issued by the Company. Although we believed, in good faith, we were qualified for the PPP Loan under the available regulations, as a result of newly-issued guidance, particularly with respect to publicly traded companies receiving funding under the CARES Act, we voluntarily returned the PPP Loan proceeds on May 14, 2020.

NOTE 10 – NET LOSS PER SHARE

We calculate earnings per share, or EPS, in accordance with ASC 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts: basic and diluted. We compute basic EPS based on the weighted-average number of shares of Common Stock outstanding during the period. We compute diluted EPS based on the weighted-average number of shares of our Common Stock outstanding plus all potentially dilutive shares of our Common Stock outstanding during the period. Such potentially dilutive shares of our Common Stock consist of options, warrants and restricted stock units and were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive due to the net loss reported by us. The table below presents potentially dilutive securities that could affect our calculation of diluted net loss per share allocable to common stockholders for the periods presented.

	June 30, 2020	June 30, 2019
Stock options	24,590,141	22,072,469
Warrants	1,782,571	1,832,571
Performance stock units	2,422,885	—
Restricted stock units	6,029,957	1,040,000
	34,825,554	24,945,040

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2020, we had 10,000,000 shares of preferred stock, par value $0.001 per share, authorized for issuance, of which no shares were issued or outstanding.

Common Stock

At June 30, 2020, we had 600,000,000 shares of Common Stock authorized for issuance, of which 272,294,380 shares of Common Stock were issued and outstanding.

Issuances During the Three and Six Months ended June 30, 2020

During the three months ended June 30, 2020, stock options to purchase an aggregate of 313,638 shares of Common Stock were exercised for $94,075 in cash. During the six months ended June 30, 2020, stock options to purchase an aggregate of 664,304 shares of Common Stock were exercised for $166,184 in cash.

Issuances During the Three and Six Months ended June 30, 2019

During the three months ended June 30, 2019, no options to purchase shares of Common Stock were exercised. During the six months ended June 30, 2019, stock options to purchase an aggregate of 276,383 shares of Common Stock were exercised for $100,107 in cash. Also, during the same period, stock options to purchase an aggregate of 12,097 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein an aggregate of 11,834 shares of Common Stock were issued.

Warrants to Purchase Common Stock

As of June 30, 2020, we had warrants outstanding to purchase an aggregate of 1,782,571 shares of Common Stock with a weighted-average contractual remaining life of approximately 1.5 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $2.51 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend yield and the term of the warrant.

During the six months ended June 30, 2020, no warrants were granted. During the six months ended June 30, 2019, we granted warrants to purchase an aggregate of 75,000 shares of Common Stock to outside consultants at an exercise price of $5.63. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years; volatility of 60.8%; risk free rate of 2.52%; and dividend yield of 0%. The grant date fair value of the warrants was $3.00 per share. The warrants vested ratably over a 12-month period and have an expiration date of February 12, 2024.

During the six months ended June 30, 2020, no warrants were exercised. During the six months ended June 30, 2019, warrants to purchase an aggregate of 1,250,000 shares of Common Stock were exercised pursuant to the warrants’ cashless exercise provisions, wherein an aggregate of 471,184 shares of Common Stock were issued.

We recorded share-based compensation expense related to warrants previously issued of $0 and $56,172 for the three months ended June 30, 2020 and 2019, respectively, and $27,446 and $141,888 for the six months ended June 30, 2020 and 2019, respectively, in the accompanying consolidated financial statements. At June 30, 2020, there was no unrecognized compensation expense remaining related to unvested warrants.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. As of June 30, 2020, there were non-qualified stock options to purchase an aggregate of 14,024,041 shares of Common Stock outstanding under the 2009 Plan. Effective upon our adoption of the TherapeuticsMD, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, on June 20, 2019, no future awards may be made under the 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. As of June 30, 2020, there were non-qualified stock options to purchase an aggregate of 6,308,599 shares of Common Stock outstanding and an aggregate of 890,000 restricted stock units under the 2012 Plan. Effective upon our adoption of the 2019 Plan, no future awards may be made under the 2012 Plan.

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

As of June 30, 2020, there were 3,286,444 shares of Common Stock available for issuance under the 2019 Plan, consisting of (i) 453,772 new shares, (ii) 2,403,208 unallocated shares previously available for issuance under the 2012 Plan that were not then subject to outstanding “Awards” (as defined in the 2012 Plan), and (iii) 429,464 unallocated shares previously available for issuance under the 2009 Plan that were not then subject to outstanding “Awards” (as defined in the 2009 Plan). Any shares subject to outstanding options or other equity “Awards” under the 2019 Plan, the 2012 Plan and the 2009 Plan that are forfeited, expire or otherwise terminate without issuance of the underlying shares, or if any such Award is settled for cash or otherwise does not result in the issuance of all or a portion of the shares subject to such Award (other than shares tendered or withheld in connection with the exercise of an Award or the satisfaction of withholding tax liabilities), the shares to which those Awards were subject, shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for delivery with respect to Awards under the 2019 Plan. As of June 30, 2020, there were non-qualified stock options to purchase an aggregate of 4,257,501 shares of Common Stock outstanding under the 2019 Plan and an aggregate of 5,139,957 restricted stock units and 2,422,885 performance stock units outstanding under the 2019 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The ranges of assumptions used in the Black-Scholes Model during the six months ended June 30, 2020 and 2019 are set forth in the table below.

	June 30, 2020	June 30, 2019
Weighted average grant date fair value	$0.95	$2.57
Risk-free interest rate	0.34-1.68%	2.19-2.54%
Volatility	63.53-67.92%	61.25-61.85%
Term (in years)	6-6.8	5.5-6.25
Dividend yield	0.00%	0.00%

A summary of option activity under the 2009, 2012 and 2019 Plans and related information during the six months ended June 30, 2020 is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2019	25,030,234	$4.65	5.84	$3,668,171
Granted	736,500	$1.58
Exercised	(664,304)	$0.25		$1,027,627
Expired	(197,914)	$2.53
Cancelled/Forfeited	(314,375)	$3.82
Balance at June 30, 2020	24,590,141	$4.70	5.59	$721,720
Vested and Exercisable at June 30, 2020	19,725,267	$5.02	4.80	$673,250
Unvested at June 30, 2020	4,864,874	$3.42	8.83	$48,470

At June 30, 2020, our outstanding options had exercise prices ranging from $0.20 to $8.92 per share. Share-based compensation expense related to options recognized in our results of operations for the three months ended June 30, 2020 and 2019 was $1,160,510 and $2,230,829, respectively, and for the six months ended June 30, 2020 and 2019 was $2,997,141 and $4,374,069, respectively, and it is based on awards vested. At June 30, 2020, total unrecognized estimated compensation expense related to unvested options was approximately $7,703,000, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.2 years. No tax benefit was realized due to a continued pattern of operating losses.

Restricted Stock

Restricted stock units granted under our 2009, 2012 and 2019 Plans entitle the holder to receive, at the end of vesting period, a specified number of shares of our Common Stock. Share-based compensation expense is measured by the market value of our Common Stock on the day of the grant. The shares vest ratably over the period specified in the grant. There is no partial vesting and any unvested portion is forfeited.

Performance stock units will vest if certain performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into Common Stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. We recognize performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted and recorded on the consolidated statements of income and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.

During the three and six months ended June 30, 2020 we recorded $1,842,316 and $2,345,693, respectively, and during the three and six months ended June 30, 2019 we recorded $350,263 and $696,676, respectively, in share-based compensation expense related to restricted stock units and performance stock units. As of June 30, 2020, we recognized performance-based compensation expense using our assessment of the most likely probability of attaining EBITDA break-even which would result in vesting two times the base number of performance stock units. At June 30, 2020, total unrecognized estimated compensation expense related to unvested restricted stock units and performance stock units was approximately $13,161,000, which may be adjusted if certain performance targets are achieved or for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 1.9 years.

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,240,000	$3.56	—	$—
Granted	5,102,817	$1.40	2,585,745	$1.08
Vested/Released	(301,500)	$1.78	(151,500)	$1.14
Forfeited	(11,360)	$1.07	(11,360)	$1.07
Balance at June 30, 2020	6,029,957	$1.83	2,422,885 *	$1.08

* The number of performance stock units (PSUs) represents the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number of PSUs depending on the Company’s achievement of break-even quarterly EBITDA.

Employee Stock Purchase Plan

On June 18, 2020, our stockholders approved the TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which reserved 5,400,000 shares of Common Stock for purchase. The ESPP permits eligible employee participants to purchase Common Stock at a price per share which is equal to 85% of the lesser of (a) the fair market value of the shares on the offering date of the offering period or (b) the fair market value of the shares on the purchase date.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2020 as a result of (i) the losses recorded during the six months ended June 30, 2020, (ii) additional losses expected for the remainder of 2020, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2020, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 13 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our company, since July 2015. During the three months ended June 30, 2020 and 2019, we were billed by Catalent approximately $741,000 and $974,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. During the six months ended June 30, 2020 and 2019, we were billed by Catalent approximately $2,044,000 and $2,371,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of June 30, 2020 and December 31, 2019, there were amounts due to Catalent of approximately $592,000 and $35,000, respectively. In addition, we have minimum purchase requirements in place with Catalent as disclosed in Note 15, Commitments and Contingencies.

In April 2020, Karen L. Ling, Executive Vice President and Chief Human Resources Officer of American International Group, Inc., or AIG, was appointed to our board of directors. From time to time, we have entered into agreements with AIG in the normal course of business. Agreements with AIG have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company, since April 2020. During the three and six months ended June 30, 2020, we were billed by AIG approximately $72,000 and $143,000, respectively, for various insurance coverage for our Company.

NOTE 14 – BUSINESS CONCENTRATIONS

We purchase our prescription products from several suppliers with approximately 18%, 36% and 39% of our purchases supplied by three vendors each, respectively, during the six months ended June 30, 2020, and 14%, 18%, 31% and 37% of our purchases supplied by four vendors each, respectively, during the six months ended June 30, 2019.

We sell our prescription products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the six months ended June 30, 2020, four customers each accounted for more than 10% of our total prescription revenues. Prescription revenue from the four customers combined accounted for approximately 70% of our prescription revenue for the six months ended June 30, 2020. During the six months ended June 30, 2019, three customers each generated more than 10% of our prescription revenues. Revenue generated from the three customers combined accounted for approximately 60% of our prescription revenue for the six months ended June 30, 2019.

During the six months ended June 30, 2020, Pillpack, Inc. accounted for approximately $5,707,000 of our prescription revenue, Cardinal Health accounted for approximately $3,772,000 of our prescription revenue, McKesson Corporation accounted for approximately $3,356,000 of our prescription revenue, and Pharmacy Innovation PA accounted for approximately $3,178,000 of our prescription revenue. During the six months ended June 30, 2019, Pillpack, Inc. accounted for approximately $3,615,000 of our prescription revenue, AmerisourceBergen accounted for approximately $1,365,000 of our prescription revenue and Cardinal Health accounted for approximately $1,048,000 of our prescription revenue.

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

In October 2018, we entered into a lease for new corporate offices in Boca Raton, Florida. The lease includes 56,212 rentable square feet, or the full premises, of which the lease on 7,561 square feet commenced in 2018 and the lease on the remaining 48,651 square feet commenced in August 2019, or the full premises commencement date. The lease will expire 11 years after the full premises commencement date, unless terminated earlier in accordance with the terms of the lease. We have the option to extend the term of the lease for two additional consecutive periods of five years. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised. The term of the lease includes escalating rent and free rent periods. We are also responsible for certain other operating costs under the lease, including electricity and utility expenses. In June 2019, we entered into an agreement with the same lessors to lease additional 6,536 square feet of administrative office space in the same location, pursuant to an addendum to such lease, which commenced in May 2020.

Supplemental lease information:	June 30, 2020	December 31, 2019
Right-of-use asset	$10,337,577	$10,109,154
Short-term operating lease liability (included in Other current liabilities)	$2,107,413	$1,501,539
Long-term operating lease liability	$9,307,361	$9,145,049
Weighted average remaining term	9 years	9 years
Weighted average discount rate	8.3%	8.25%

Supplemental cash flow information for the six months ended	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating lease	$670,793	$564,092
Right-of-use assets obtained in exchange for lease obligation	$998,821	$3,760,171

The following table reconciles the undiscounted cash flows for all operating leases at June 30, 2020 to the operating lease liabilities recorded on the balance sheet:

Years Ended December 31,
2020 (6 months)	$946,852
2021	2,334,582
2022	1,413,289
2023	1,443,143
2024	1,476,534
Thereafter	8,947,869
Total undiscounted lease payments	16,562,269
Less: imputed interest	(5,147,495)
Present value of lease payments	$11,414,774

During the three and six months ended June 30, 2020, operating lease expense related to our real estate leases was approximately $595,000 and $1,158,000, respectively, and variable lease expense was insignificant for the same periods. During the three and six months ended June 30, 2019, operating lease expense related to our real estate leases was approximately $295,000 and $590,000, respectively, and variable lease expense was insignificant for the same periods.

Intellectual Property Licenses

The Population Council License Agreement provides for future milestone payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of revenue as described in Note 7, Intangible Assets, to these consolidated financial statements.

Purchase Commitments

We have manufacturing and supply agreements whereby we are required to purchase from Catalent a minimum number of softgels during the first contract year and a higher number of softgels after the first contract year. If the minimum order quantities of specific products are not met, we are required to pay Catalent 50% of the difference between the total amount we would have paid to Catalent if the minimum requirement had been fulfilled and the sum of all purchases of our products from Catalent during the contract year. In addition, we have a manufacturing and supply agreement whereby we are required to purchase a minimum number of units of ANNOVERA during a contract year. As of June 30, 2020, we have met our contract year purchase commitments with Catalent.

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Employment Agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

NOTE 16 – SUBSEQUENT EVENTS

On August 5, 2020, we entered into Amendment No. 5 to the Financing Agreement (the “Amendment”) with the Administrative Agent, various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors. The Amendment adjusts the covenant in the Financing Agreement regarding our achievement of minimum consolidated net revenue attributable to commercial sales of our IMVEXXY, BIJUVA and ANNOVERA products to reflect the impact of COVID-19 on our business. The covenant is effective beginning with the fiscal quarter ending December 31, 2020. In connection with the Amendment and in lieu of a cash amendment fee, we issued to the Administrative Agent and the lenders under the Financing Agreement warrants to purchase an aggregate of approximately 4,750,000 shares of Common Stock with an exercise price of $1.58 per share and a ten year term (the “Lender Warrants”). The Lender Warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, and no registration rights were issued. The Lender Warrants do not have anti-dilution protection, other than for customary stock splits and similar transactions.

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

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report, and include the following: the effects of the COVID-19 pandemic; our ability to maintain or increase sales of our approved products; our ability to successfully commercialize IMVEXXY®, BIJUVA®, and ANNOVERA® and obtain additional financing necessary therefor; our commercialization, marketing and manufacturing capabilities and strategy for our approved products; the size of markets and the potential market opportunity for which our products are approved and our ability to penetrate such markets; the rate and degree of market acceptance of our products; the willingness of healthcare providers to prescribe and patients to use our products; our ability to obtain additional financing when needed; our competitive position and the success of competing products that are or become available for the indications that we are pursuing; our intellectual property position; whether we will be able to comply with the covenants and conditions under our term loan facility, the length, cost and uncertain results of our clinical trials, the potential of adverse side effects or other safety risks that could adversely affect the commercialization of our current or future approved products or preclude the approval of our future drug candidates; whether the U.S. Food and Drug Administration (FDA) will approve the efficacy supplement for the lower dose of BIJUVA; our ability to protect our intellectual property, including with respect to the Paragraph IV notice letters we received regarding IMVEXXY and BIJUVA; the length, cost and uncertain results of future clinical trials; our reliance on third parties to conduct our manufacturing, research and development and clinical trials; the ability of our licensees to commercialize and distribute our products; the ability of our marketing contractors to market ANNOVERA; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; the influence of extensive and costly government regulation; the volatility of the trading price of our common stock; and the concentration of power in our stock ownership.

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

●	In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause, which was approved by the FDA in May 2018.
●	In April 2019, we launched our FDA-approved product, BIJUVA (estradiol and progesterone) capsules, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA in October 2018.
●	In October 2019, we began a “test and learn” market introduction for our FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive option for women, which was approved by the FDA in August 2018 and which we have licensed for commercialization in the U.S. pursuant to an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative on July 1, 2020.

We have also entered into license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

●	In July 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel.
●	In June 2019, we entered into an exclusive license and supply agreement, or the Theramex License Agreement, with Theramex HQ UK Limited, or Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel.

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

Impact of COVID-19 on our Business

Our business has been, and we anticipate that it will continue to be, impacted by the coronavirus (COVID-19) pandemic. During the second quarter of 2020, all of our products were affected by the COVID-19 pandemic, primarily due to our sales force having limited access to healthcare professionals and our patients deferring visits to healthcare professionals. In particular, we paused the full commercial launch of ANNOVERA in March 2020 as we deferred sales and marketing initiatives. As live interactions resumed toward the latter portion of the second quarter of 2020 when healthcare professional offices opened, we resumed the full launch of ANNOVERA on July 1, 2020.

At this time, the extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. We developed a comprehensive COVID-19 contingency plan designed to preserve the value of our investments in our sales and marketing infrastructure, protect our balance sheet during this period of market disruption, and meet the needs of our patients and prescribers. This contingency plan was designed to be implemented in stages as we continue to evaluate the length of time that COVID-19 may impact our business, which is intended to allow us to conserve our financial resources during the COVID-19 pandemic and re-scale our sales and marketing activity when conditions warrant.

Our COVID-19 contingency plan is designed to support our strategy of driving revenues by prioritizing ANNOVERA as the lead product, IMVEXXY in the second position and BIJUVA in the third position. As part of this plan, we reduced our marketing focus on BIJUVA so that we can prioritize driving our revenue growth for ANNOVERA and IMVEXXY. Our COVID-19 contingency plan includes containing costs and cutting spending, preparing for a potential longer-term impact throughout the year, leveraging vitaCare to continue to meet the needs of our patients and prescribers, and ensuring continued availability of our products to patients.

Cost Containment and Spending Cuts

The COVID-19 pandemic accelerated our focus on reducing our operating expenses. During the second quarter of 2020, we deferred consumer and healthcare practitioner, or HCP, marketing spend for ANNOVERA and IMVEXXY and initiated other measures to reduce our operating expenses. As live interactions resumed toward the latter portion of the second quarter of 2020 when healthcare professional offices opened, we resumed the full commercial launch of ANNOVERA on July 1, 2020 and currently intend to launch the initial consumer marketing campaign for IMVEXXY in August 2020.

We plan to further reduce quarterly operating expenses for the third and fourth quarters of 2020. These cost cuts and reductions included permanent cost savings that had been identified by management, as well as the interim cessation of certain spending that may be restarted in future quarters. These cost cuts included:

●	Negotiating lower fees or suspending services from third party vendors;
●	Implementing certain hiring restrictions;
●	Delaying or cancelling non-critical information technology projects;
●	Eliminating travel, entertainment, meeting, and event expenses; and
●	Reducing the size of our sales force and eliminating certain staff positions.

We anticipate that these savings can be extended further throughout 2020 or expanded depending on the impact of the COVID-19 pandemic.

Employees and Sales Force

Our sales force continues to function utilizing digital engagement tools and tactics and virtual detailing to remain engaged with prescribers and distribution channels and supplement live interactions, which began to pick up as the second quarter progressed and physician offices opened.

●	We have enhanced the ability of our sales force to support healthcare providers remotely, including the sales forces’ ability to continue to provide HCPs with access to patient product samples, product marketing information, and information regarding patient affordability programs and support services.

●	Our sales force is in regular interaction with healthcare providers, including conducting “virtual” lunch and learn programs with providers.
●	Our sales force also continues product training, including sharing best practices, in advance of our anticipated future sales and marketing ramp.

Remote Pharmacy and At-Home Delivery Options

As of the date of this Quarterly Report on Form 10-Q, we are providing continued access to our products for patients.

●	Our products have broad distribution at all major retail pharmacy chains across the country.
●	Our vitaCare patient model assists patients in obtaining easy and convenient access to their prescriptions for products at a retail pharmacy of their choice, including via home delivery retail pharmacy options. We anticipate that home delivery pharmacy options will be attractive to patients during the COVID-19 pandemic.
●	We anticipate that vitaCare will support continued patient access to our products during the COVID-19 pandemic and will help sustain the strong refill trends for our products given vitaCare’s broad use by our patients.
●	We have also engaged with independent community pharmacies and multiple third-party online pharmacies and telemedicine providers that focus on contraception or menopause to help ensure patients have real-time access to both diagnosis and treatment.

Supply of Products

As of the date of this Quarterly Report on Form 10-Q, we do not anticipate a shortage of our products due to the COVID-19 pandemic.

●	We currently have sufficient inventory of finished product in our contracted warehouses to meet anticipated demand through at least the fourth quarter of 2020.
●	We currently do not foresee any interruption in our contract manufacturers’ abilities to continue to manufacture additional product to be used. Our contract manufacturers have sufficient active pharmaceutical ingredients on hand for the continued manufacture of our products and there is currently no interruption in the supply chain for the active pharmaceutical ingredients for our products.
●	We currently have uninterrupted wholesale and retail distribution of our products and are actively working to ensure that there continues to be an adequate supply of our products at pharmacies for sales to patients.

While we currently believe that our COVID-19 contingency plan has the ability to mitigate the effect of the COVID-19 pandemic on our business, the severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the duration of “stay at home,” quarantine or “social distancing” orders, the ability of our sales force to access healthcare providers to promote our products, increases in unemployment, which could reduce access to commercial health insurance for our patients, thus limiting payer coverage for our products, and the impact of the pandemic on our global supply chain, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be materially adversely affected by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges that we may face.

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

We submitted a New Drug Application, or NDA, efficacy supplement for the 0.5/100 mg dose of BIJUVA to the FDA in late January 2020 for review and potential approval. The NDA efficacy supplement uses existing data from our Phase 3 REPLENISH trial for BIJUVA, for which we announced results in December 2016, together with additional information and analyses. The REPLENISH trial was the first time that a combination of bio-identical estradiol and bio-identical progesterone used in a continuous combined daily fashion demonstrated safety and efficacy data to support FDA-approval, when the 1/100 mg dose of BJIUVA was approved. We do not anticipate that the FDA will require any new clinical trials in connection with our submission of the NDA efficacy supplement, however, there is no assurance that will be the case. The NDA efficacy supplement has been accepted for review by the FDA and has a Prescription Drug User Fee Act target action date for the completion of the FDA’s review of November 16, 2020. Despite the FDA’s acceptance of the NDA efficacy supplement and previous approval of the 1/100 mg dose of BJIUVA, there can be no assurance that the 0.5/100 mg dose of BIJUVA will be approved.

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

ANNOVERA

In July 2018, we entered into an exclusive license agreement with the Population Council to commercialize in the U.S. ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a total of 13 cycles (one year), which was approved by the FDA in August 2018. In October 2019, we began a “test and learn” market introduction phase of launch for ANNOVERA. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative on July 1, 2020.

ANNOVERA was classified by the FDA as a “new chemical entity,” or NCE, and thus has five years of regulatory exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. ANNOVERA is a one-year ring-shaped contraceptive vaginal system, or CVS. ANNOVERA, which is made with a silicone elastomer, contains segesterone acetate, a 19-nor progesterone derivative also known as Nestorone®, or SA, and ethinyl estradiol, or EE. EE is an approved active ingredient in many marketed hormonal contraceptive products. Segesterone acetate, an NCE, is a potent progestin that, based on pharmacological studies in animals and in vitro, does not bind to the androgen or estrogen receptors and has no glucocorticoid activity at contraceptive doses. SA has been evaluated in 51 clinical studies across these delivery systems with more than 26,794 cycles of exposure.

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

We believe that the strong initial commercial net revenue per unit of ANNOVERA and commercial insurance adoption provide us with an opportunity to deploy additional financial resources to maximize ANNOVERA’s consumer-focused commercialization strategy and leverage the ability of doctor/patient choice of contraceptive to override insurance company formularies when necessary. As part of this strategy, we are pursuing distribution opportunities for ANNOVERA to provide women with additional access to ANNOVERA, particularly during the COVID-19 pandemic, with multiple direct-to-consumer contraceptive platforms that extend the reach of our products. However, as a result of the COVID-19 pandemic, we have deferred a significant portion of our planned 2020 marketing spend for ANNOVERA.

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

HCP Education - Initially, we focus on the high writing and high potential HCPs in each territory to gain a full understanding of their prescribing behavior and practices. Our focus is on driving initial prescriptions of these writers for each new product launch and utilizing the time to also pull through on our portfolio of existing products. Once regular writing is established with the initial group of HCPs, we expand our reach to a larger set of HCPs writing in the category. We educate HCPs on our products primarily with our field sales organization supplemented by non-personal promotion. Our sales force currently targets approximately 130 territories, which includes the most significant part of the addressable markets across our product portfolio. As of June 30, 2020, at least 18,500 HCPs had written at least one prescription of IMVEXXY and at least 5,800 HCPs had written at least one prescription of BIJUVA, the majority of which are also IMVEXXY writers demonstrating the value of portfolio and focus. In addition, as of June 30, 2020, approximately 2,000 HCPs had written at least one prescription of ANNOVERA. In addition to our sales organization, we leverage non-personal promotion (multi-channel advertising) to targets and non-targets that drive awareness, education, and action. These efforts allow for pull through of the sales organization efforts and identification of new targets that have interest in writing prescriptions for one or more of our products. We believe this will drive increased prescribing for our products and lift the overall writing universe and our products top of mind in the HCP community.

BIO-IGNITE - In addition to our sales organization calling on HCPs, we have a Key Account Management, or KAM, team to support our existing BIO-IGNITE pharmacy partners and additional pharmacies that wish to enroll in the BIO-IGNITE program.  Additionally, KAM’s are focusing on supporting current prescribers of BIJUVA as well as high decile prescribers of hormone therapy for menopause.

Payer Access - With the ever-changing payer environment, it is critical to maximize breadth of coverage as quickly as possible to not inhibit patient access to product. We do this while working to negotiate the best possible contracts for us. Many commercial payers employ “new-to-market blocks” for newly launched products until the payers have the opportunity to make a coverage decision based upon their internal review of the product. When a product is not covered, the patient is responsible to pay the full price for the medication, which can significantly limit utilization of the product. As we seek to increase the number of lives covered by commercial payers, it is our objective to continue to seek unrestricted coverage. As of June 30, 2020, we have obtained coverage for the majority of commercial payers for IMVEXXY and BIJUVA and continue to seek unrestricted coverage from the remaining commercial insurance plans that we have not yet contracted with to provide affordable access for patients. For IMVEXXY, we achieved unrestricted coverage with the top ten commercial payers of VVA products by commercial payer lives and we continue to sign new agreements with other payers to cover IMVEXXY. In addition, as of June 30, 2020, four of the top eight Medicare Part D payers of VVA products were adjudicating IMVEXXY, with additional decisions for other Medicare Part D payers expected during the second half of 2020. For BIJUVA, through June 30, 2020, we have achieved unrestricted coverage with eight of the top ten commercial payers of VMS products by commercial payer lives and we continue to sign new agreements with payers to cover BIJUVA. Although Medicare is a small percentage of the VMS market, as of June 30, 2020, two of the top six Medicare Part D payers of VMS products were adjudicating BIJUVA.

For ANNOVERA, we believe that its unique characteristics will assist us in pursuing favorable commercial payer coverage, including only one pharmacy fill fee per year and no office visit or procedure fees. We have made substantial progress in achieving unrestricted access to ANNOVERA through commercial payers, including having achieved adjudication with five of the top ten commercial payers by commercial payer lives as of June 30, 2020, and we continue to pursue discussions with several of the country’s largest commercial insurers to further expand coverage. As of June 30, 2020, approximately 66% of the commercial payer market covered ANNOVERA with unrestricted access under pharmacy benefits and approximately 78% covered ANNOVERA with step or prior authorization access.

In February 2020, we entered into an agreement with Afaxys Pharma, LLC, a pharmaceutical company focused on serving women in the public health system, to market ANNOVERA in the U.S. public health sector. As part of the Population Council License Agreement, we have agreed to provide significantly reduced pricing to federally designated Title X family planning clinics serving underrepresented women. We also have agreements to market ANNOVERA to the U.S. Department of Defense, the U.S. Department of Veteran’s Affairs, and in Puerto Rico.

Supply - We want to ensure our products are available in all classes of trade and delivery systems. We offer our products through traditional chain wholesalers (Cardinal, McKesson and AmerisourceBergen) and independent retail pharmacies, community compounding pharmacies with our BIO-IGNITE program, and online pharmacies. We continue to develop unique opportunities to sell direct to pharmacies to streamline distribution and better control costs.

Patient Affordability Programs - We have affordability and adherence programs in place for patients so that we can support appropriate use of our products by patients. Our co-pay assistance programs allow all patients to access our products at a reasonable cost.

●

We continue to support our patient education and affordability program that allows all eligible patients who enroll to receive IMVEXXY and BIJUVA at a reasonable cost. When a product is not covered by a patient’s commercial insurance, the patient is responsible to pay the full price for the medication, which can significantly limit a patient’s ability to pay and subsequent utilization of the product. For IMVEXXY and BIJUVA, enrolled patients pay as little as $35 for a prescription with commercial insurance coverage and pay as little as $50 for a prescription without commercial insurance coverage. For ANNOVERA, for commercially insured patients, we offer patients assistance for as low as $60 for an annual prescription. Many patients will not need a co-pay assistance program for ANNOVERA given the requirements of the ACA at the federal level and similar laws at the state level.

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

Patient Adherence - Establishing compliance and adherence programs that make getting on a prescription medication and obtaining prescribed refills easy and convenient for the patient and HCPs is a critical lever in our commercial model. Our focus is on minimizing complications in patients filling their first prescription and engaging with them throughout the life of their treatment to ensure patients stay on and use therapy for the appropriate length of time. We have delivered effective patient engagement programs for all of our products.

Consumer Communication - Another critical level in the commercial model is consumer outreach. Our initial focus is on those patients who are already predisposed to seek treatment, such as those patients new to therapy, and those patients dissatisfied with their current therapy. Next, we are focused on expanding the market by energizing patients who are experiencing bothersome symptoms but who have not been motived to seek treatment. Methods of communication include online and offline media and span branded and unbranded communication to ensure we drive action from awareness of symptoms to desire to speak to an HCP to acquire a prescription.

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

License Agreement with Knight

In July 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Pursuant to the terms of the Knight License Agreement, Knight will pay us a milestone fee upon the first regulatory approval in Canada of each of IMVEXXY and BIJUVA, sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY and BIJUVA and royalties based on aggregate annual sales of each of IMVEXXY and BIJUVA in Canada and Israel. In October 2019 and November 2019, Knight’s New Drug Submissions for IMVEXXY and BIJUVA, respectively, were accepted for review by Health Canada. Knight will be responsible for all regulatory and commercial activities in Canada and Israel related to IMVEXXY and BIJUVA. We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY and BIJUVA in Canada within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters. As part of the Knight License Agreement, Knight is prohibited from exporting IMVEXXY and BIJUVA to the United States.

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

Intellectual Property

As of June 30, 2020, we had 35 issued foreign patents and 35 issued domestic or, U.S., patents, which included 14 domestic utility patents that relate to BIJUVA, three domestic patents that relate to estradiol and progesterone product candidates, ten domestic patents that relate to IMVEXXY, which establish an important intellectual property foundation for IMVEXXY, one domestic utility patent that relates to a pipeline transdermal patch technology, one domestic utility patent that relates to our topical-cream candidates, two domestic patents that relate to formulations containing progesterone, one domestic utility patent that relates to our OPERA® information technology platform that we wrote off in the second quarter of 2019, and three domestic utility patents that relate to TX-009HR, our progesterone and estradiol drug candidate.

Research and Development Expenses

A significant portion of our historical operating expenses have been incurred in research and development activities. Research and development expenses relate primarily to the development, support and maintenance of our drug candidates. Our research and development expenses consist primarily of expenses incurred under agreements with contract research organizations, or CROs, and consultants that conduct our clinical and preclinical studies; employee related expenses, which include salaries and benefits, and non-cash share-based compensation; the cost of developing our chemistry, manufacturing, and controls capabilities, and costs associated with other research activities and regulatory approvals. Other research and development costs listed below consist of costs incurred with respect to drug candidates that have not received Investigational New Drug Application approval from the FDA.

The following table indicates our research and development expense by project for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(000s)		(000s)
TX 001-HR (BIJUVA)	$530	$905	$1,117	$2,415
TX 004-HR(IMVEXXY)	376	577	757	1,342
ANNOVERA	493	840	868	1,714
Other research and development	1,343	2,642	3,269	5,811
Total	$2,742	$4,964	$6,011	$11,282

Research and development expenditures have been reduced as we refocused our resources towards the commercialization of our approved pharmaceutical products. We will continue to deploy limited resources as we develop our drug pipeline, continue stability testing and validation on our pharmaceutical products, develop and validate secondary manufacturers, prepare regulatory submissions and work with regulatory authorities on existing submissions.

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

Results of Operations

Three months ended June 30, 2020 compared with three months ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Change
	(000s)
Revenue, net	$10,701	$6,079	$4,622
Cost of goods sold	4,400	1,249	3,151
Operating expenses	51,339	46,467	4,872
Operating loss	(45,038)	(41,637)	(3,401)
Other expense, net	(6,938)	(13,600)	6,662
Net loss	$(51,976)	$(55,237)	$3,261

Revenues and Cost of Goods Sold

Revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. We launched IMVEXXY in the third quarter of 2018 and BIJUVA in the second quarter of 2019. We started selling ANNOVERA in the third quarter of 2019. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic, and resumed this initiative on July 1, 2020. Revenue for the three months ended June 30, 2020 increased approximately $4,622,000, or 76%, to approximately $10,701,000, compared with approximately $6,079,000 for the three months ended June 30, 2019. Revenue increased primarily due to continued ramping of sales of IMVEXXY and BIJUVA and pre-launch sales of ANNOVERA during the three months ended June 30, 2020, as compared to the prior year period, partially offset by impacts from the COVID-19 pandemic. Our revenue in the prior year period only consisted of sales of IMVEXXY, BIJUVA and our prenatal vitamins.

Sales of IMVEXXY increased approximately $1,963,000 as compared to the prior period, primarily due to a higher number of units sold and increased net revenue per unit and sales of BIJUVA increased approximately $1,218,000 as compared to the prior period, primarily due to a higher number of units sold and increased net revenue per unit. Revenue for the three months ended June 30, 2020 also included sales of ANNOVERA of approximately $1,835,000. In addition, during the three months ended June 30, 2020, our prenatal vitamin sales decreased approximately $394,000 due to decreased number of units sold, partially offset by increased net revenue per unit as compared to the prior year period.

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

Cost of goods sold increased approximately $3,151,000, or 252%, to approximately $4,400,000 for the three months ended June 30, 2020, as compared with approximately $1,249,000 for the three months ended June 30, 2019. This increase in cost of goods sold is attributable to the 76% increase in revenue as compared to the prior period, royalty fees of approximately $92,000 and amortization of our license fee of approximately $754,000 related to ANNOVERA, as well as approximately $1,944,000 of inventory obsolescence expense primarily related to BIJUVA recorded during the three months ended June 30, 2020. Our gross margin related to prescription products was approximately 59% and 79% for the three-month periods ended June 30, 2020 and 2019, respectively. The change in our gross margin between the two periods is primarily related to the change in product mix and its related costs as well as inventory obsolescence expense described above.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended June 30,
	2020	2019
Sales and marketing costs, excluding human resources costs	45.5%	45.1%
Human resources related costs, including salaries, benefits and taxes	31.4%	27.0%
Product research and development costs	5.3%	10.7%
Professional fees and consulting costs	5.8%	7.3%
Other operating expenses	12.0%	9.9%

Our operating costs have increased as we continue to support the launch of our new pharmaceutical products in the market. We started selling ANNOVERA in the third quarter of 2019. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic, and resumed this initiative on July 1, 2020. During the three months ended June 30, 2019, we were primarily focused on growing sales of IMVEXXY and our prenatal vitamins, as well as BIJUVA, which was launched in the second quarter of 2019. Our principal operating costs include the following items as a percentage of total operating expenses:

	Three Months Ended June 30,
	2020	2019	Change
	(000s)
Sales and marketing costs, excluding human resources costs	$23,339	$20,978	$2,361
Human resources related costs	16,115	12,546	3,569
Product research and development costs	2,742	4,964	(2,222)
Professional fees and consulting costs	2,991	3,391	(400)
Other operating expenses	6,152	4,588	1,564
Total operating expenses	$51,339	$46,467	$4,872

Sales and marketing costs, excluding human resources costs, for the three months ended June 30, 2020 increased by approximately $2,361,000, or 11%, to approximately $23,339,000, compared with approximately $20,978,000 for the three months ended June 30, 2019. The sales and marketing costs, excluding human resources costs, increased due to higher advertising expense, which was partially offset by cost cutting initiatives put in place at the beginning of the COVID-19 pandemic, including reducing consulting and agency fees. Sales and marketing costs, excluding human resources costs, during the three months ended June 30, 2020 also reflect the write down of product samples of approximately $3,900,000, primarily related to BIJUVA, partially offset by lower physician education and training expenses caused by restrictions on in-person speaker programs due to the COVID-19 pandemic.

Human resources costs, including salaries, benefits and taxes, for the three months ended June 30, 2020 increased by approximately $3,569,000, or 28%, to approximately $16,115,000, compared with approximately $12,546,000 for the three months ended June 30, 2019, primarily as a result of an increase of approximately $2,901,000 in personnel costs in sales, marketing and regulatory areas to support the commercialization of our prescription products and an increase of approximately $668,000 in non-cash compensation expense included in this category related to employee stock-based compensation during 2020 as compared to 2019.

Product research and development costs for the three months ended June 30, 2020 decreased by approximately $2,222,000, or 45%, to approximately $2,742,000, compared with approximately $4,964,000 for the three months ended June 30, 2019. Research and development costs include costs related to manufacturing validation and early development trials, as well as salaries, wages, non-cash compensation, and benefits of personnel involved in research and development activities. Research and development expenditures have been reduced as we refocused our resources towards the commercialization of our approved pharmaceutical products. We continue to deploy limited resources as we develop our drug pipeline, continue stability testing and validation on our pharmaceutical products, develop and validate secondary manufacturers, prepare regulatory submissions and work with regulatory authorities on existing submissions.

●	Since the project’s inception in February 2013, we have incurred approximately $132,152,000 in research and development costs with respect to BIJUVA.
●	Since the project’s inception in August 2014, we have incurred approximately $49,018,000 in research and development costs with respect to IMVEXXY.

For a discussion of the nature of efforts, steps and costs related to our research and development projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Professional fees and consulting costs for the three months ended June 30, 2020 decreased by approximately $400,000, or 12%, to approximately $2,991,000, compared with approximately $3,391,000 for the three months ended June 30, 2019, primarily as a result of decreased recruiting and consulting fees.

All other operating expenses for the three months ended June 30, 2020 increased by approximately $1,564,000, or 34%, to approximately $6,152,000, compared with approximately $4,588,000 for the three months ended June 30, 2019, primarily as a result of increased information technology, dues and subscriptions, rent, and insurance, partially offset by lower other office and travel expenses due to travel restrictions caused by the COVID-19 pandemic.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $3,401,000, or 8%, to approximately $45,038,000 for the three months ended June 30, 2020, compared with approximately $41,637,000 for the three months ended June 30, 2019, primarily as a result of an increase in total operating expenses to support commercialization and launch efforts related to our pharmaceutical products, as well as write off of product samples and inventory due to the COVID-19 pandemic, partially offset by increased total net revenue.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA and ANNOVERA will be successful.

Other expense, net

Other non-operating expenses, net decreased by approximately $6,662,000, or 49%, to an expense of approximately $6,938,000 for the three months ended June 30, 2020, compared with an expense of approximately $13,600,000 for the three months ended June 30, 2019, primarily as a result of the loss on extinguishment of debt of approximately $10,058,000 incurred during the three months ended June 30, 2019, partially offset by increased interest expense related to our Financing Agreement. For more information regarding our Financing Agreement, see “Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss decreased approximately $3,261,000, or 6%, to approximately $51,976,000 for the three months ended June 30, 2020, compared with approximately $55,237,000 for the three months ended June 30, 2019. Net loss per share of Common Stock, basic and diluted, was ($0.19) and ($0.23) for the three months ended June 30, 2020 and 2019, respectively.

Six months ended June 30, 2020 compared with six months ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Change
	(000s)
Revenue, net	$22,952	$10,026	$12,926
Cost of goods sold	7,116	2,012	5,104
Operating expenses	111,797	87,756	24,041
Operating loss	(95,961)	(79,742)	(16,219)
Other expense, net	(12,865)	(15,001)	2,136
Net loss	$(108,826)	$(94,743)	$(14,083)

Revenues and Cost of Goods Sold

Revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. We launched IMVEXXY in the third quarter of 2018 and BIJUVA in the second quarter of 2019. We started selling ANNOVERA in the third quarter of 2019. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic, and resumed this initiative on July 1, 2020.

Revenue for the six months ended June 30, 2020 increased approximately $12,926,000, or 129%, to approximately $22,952,000, compared with approximately $10,026,000 for the six months ended June 30, 2019. Revenue increased primarily due to continued ramping of sales of IMVEXXY and BIJUVA and pre-launch sales of ANNOVERA, partially offset by impacts from the COVID-19 pandemic. Our revenue in the prior year period only consisted of sales of IMVEXXY, BIJUVA and our prenatal vitamins.

Sales of IMVEXXY increased approximately $6,346,000 as compared to the prior period, which was primarily due to a higher number of units sold and increased net revenue per unit, and sales of BIJUVA increased approximately $2,329,000 as compared to the prior period, which was primarily due to a higher number of units sold and increased net revenue per unit. Revenue for the six months ended June 30, 2020 also included sales of ANNOVERA of approximately $4,108,000. In addition, during the six months ended June 30, 2020, our prenatal vitamin sales increased approximately $143,000 due to increased net revenue per unit as compared to the prior year period, partially offset by a decreased number of units sold.

During the launches of IMVEXXY and BIJUVA, we introduced co-pay assistance programs which allow eligible enrolled patients to access the products at a reasonable cost regardless of insurance coverage. We expect that our product revenue will improve in the long term as commercial and Medicare payer coverage increases, and plans complete the process needed to adjudicate IMVEXXY, BIJUVA, and ANNOVERA prescriptions at pharmacies.

Cost of goods sold increased approximately $5,104,000, or 254%, to approximately $7,116,000 for the six months ended June 30, 2020, compared with approximately $2,012,000 for the six months ended June 30, 2019. This increase is attributable to a 129% increase in revenue as compared to the prior period, royalty fees of approximately $205,000, and amortization of our license fee related to ANNOVERA of approximately $1,500,000, as well as $2,080,000 inventory obsolescence expense, primarily related to BIJUVA, recorded during the six months ended June 30, 2020. Our gross margin related to prescription products was approximately 69% and 80% for the six-month periods ended June 30, 2020 and 2019, respectively. The change in our gross margin between the two periods is primarily related to the change in product mix and its related costs, as well as inventory obsolescence expense described above.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Six Months Ended June 30,
	2020	2019
Sales and marketing costs, excluding human resources costs	49.0%	43.3%
Human resources related costs, including salaries, benefits and taxes	28.9%	27.0%
Product research and development costs	5.4%	12.9%
Professional fees and consulting costs	5.6%	6.8%
Other operating expenses	11.1%	10.0%

Our operating costs have increased as we continue to support the launch of our new pharmaceutical products in the market. We commercially launched ANNOVERA in early March 2020, which was subsequently paused due to the outbreak of the COVID-19 pandemic. During the six months ended June 30, 2019, we were primarily focused on growing sales of IMVEXXY and our prenatal vitamins, as well as BIJUVA, which was launched in the second quarter of 2019. Our principal operating costs include the following items as a percentage of total operating expenses:

	Six Months Ended June 30,
	2020	2019	Change
	(000s)
Sales and marketing costs, excluding human resources costs	$54,869	$37,991	$16,878
Human resources related costs	32,345	23,655	8,690
Product research and development costs	6,011	11,282	(5,271)
Professional fees and consulting costs	6,222	5,925	297
Other operating expenses	12,350	8,903	3,447
Total operating expenses	$111,797	$87,756	$24,041

Sales and marketing costs, excluding human resources costs, for the six months ended June 30, 2020 increased by approximately $16,878,000, or 44%, to approximately $54,869,000, compared with approximately $37,991,000 for the six months ended June 30, 2019. This increase was primarily due to higher expenses associated with sales and marketing efforts to support the significant initiatives related to the launch of ANNOVERA in March 2020, which was subsequently paused as a result of the COVID-19 pandemic, as well as continuing to support the commercialization of BIJUVA and IMVEXXY, which was partially offset by cost cutting initiatives put in place at the beginning of the COVID-19 pandemic, including reducing consulting and agency fees. Sales and marketing costs, excluding human resources costs, during the six months ended June 30, 2020, also reflect the write down of product samples of approximately $5,100,000, primarily related to BIJUVA, which was partially offset by lower physician education and training expenses caused by restrictions on in-person speaker programs due to the COVID-19 pandemic.

Human resources costs, including salaries, benefits and taxes, for the six months ended June 30, 2020 increased by approximately $8,690,000, or 37%, to approximately $32,345,000, compared with approximately $23,655,000 for the six months ended June 30, 2019, primarily as a result of an increase of approximately $7,977,000 in personnel costs in sales, marketing and regulatory areas to support commercialization of our prescription products and an increase of approximately $713,000 in non-cash compensation expense included in this category related to employee stock-based compensation during 2020 as compared to 2019.

Product research and development costs for the six months ended June 30, 2020 decreased by approximately $5,271,000, or 47%, to approximately $6,011,000, compared with approximately $11,282,000 for the six months ended June 30, 2019. Research and development costs include costs related to manufacturing validation and early development trials, as well as salaries, wages, non-cash compensation, and benefits of personnel involved in research and development activities. Research and development expenditures have been reduced as we refocused our resources towards the commercialization of our approved pharmaceutical products. We continue to deploy limited resources as we develop our drug pipeline, continue stability testing and validation on our pharmaceutical products, develop and validate secondary manufacturers, prepare regulatory submissions and work with regulatory authorities on existing submissions.

●	Since the project’s inception in February 2013, we have incurred approximately $132,152,000 in research and development costs with respect to BIJUVA.
●	Since the project’s inception in August 2014, we have incurred approximately $49,018,000 in research and development costs with respect to IMVEXXY.

For a discussion of the nature of efforts, steps and costs related to our research and development projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Professional fees and consulting costs for the six months ended June 30, 2020 increased by approximately $297,000, or 5%, to approximately $6,222,000, compared with approximately $5,925,000 for the six months ended June 30, 2019, primarily as a result of increased legal, accounting and other professional fees, partially offset by reduced recruiting and consulting fees.

All other operating expense for the six months ended June 30, 2020 increased by approximately $3,447,000, or 39%, to approximately $12,350,000, compared with approximately $8,903,000 for the six months ended June 30, 2019, primarily as a result of increased information technology, dues and subscriptions, rent, and insurance, partially offset by lower other office and travel expenses due to travel restrictions caused by the COVID-19 pandemic.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $16,219,000, or 20%, to approximately $95,961,000 for the six months ended June 30, 2020, compared with approximately $79,742,000 for the six months ended June 30, 2019, primarily as a result of an increase in total operating expenses to support commercialization and launch efforts related to our pharmaceutical products, as well as write off of product samples and inventory due to the COVID-19 pandemic, as described above, partially offset by increased total net revenue.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA, and ANNOVERA will be successful.

Other expense, net

Other non-operating expense, net decreased by approximately $2,136,000, or 14%, to an expense of approximately $12,865,000 for the six months ended June 30, 2020, compared with an expense of approximately $15,001,000 for the six months ended June 30, 2019, primarily as a result of the loss on extinguishment of debt of $10,058,000 incurred during the six months ended June 30, 2019, partially offset by increased interest expense related to our Financing Agreement. For more information regarding our Financing Agreement, see “Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $14,083,000, or 15%, to approximately $108,826,000 for the six months ended June 30, 2020, compared with approximately $94,743,000 for the six months ended June 30, 2019. Net loss per share of Common Stock, basic and diluted, was ($0.40) and ($0.39) for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the three-year period ended December 31, 2019, we received approximately $236,000,000 in net proceeds from the issuance of shares of our Common Stock. As of June 30, 2020, we had cash and cash equivalents totaling approximately $113,839,000. However, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

Our net days sales outstanding, or net DSO, is calculated by dividing gross accounts receivable less the reserve for doubtful accounts, chargebacks and payment discounts by the average daily net product revenues during the quarter. We also disclose gross DSO, which includes the calculation of gross accounts receivable divided by the average daily gross product revenues to distributors during the quarter. For the three months ended June 30, 2020, our gross DSO was 55 days compared to 55 days for the three months ended December 31, 2019 and our net DSO was 156 days for the three months ended June 30, 2020 compared to 141 days for the three months ended December 31, 2019. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the launches of IMVEXXY, BIJUVA, and ANNOVERA and changes in the healthcare industry. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the COVID-19 pandemic, or other customer-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables in the future.

On April 24, 2019, we entered into a Financing Agreement, as amended, or the Financing Agreement, with TPG Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, which provides us with up to a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provides for fund availability in multiple tranches: $200,000,000 was drawn upon entering into the Financing Agreement while an additional $50,000,000 was drawn on February 18, 2020. An additional $50,000,000 was previously available to us in the Administrative Agent’s sole and absolute discretion either contemporaneously with the delivery of our financial statements for the quarter ended June 30, 2020 or at such earlier date as the Administrative Agent may have consented to. We and the Administrative Agent are not moving forward with the undrawn $50,000,000 tranche under the Financing Agreement, which was designed to be drawn following the successful full commercial launch of ANNOVERA in the second quarter of 2020, due to the pause in the launch timing caused by the COVID-19 pandemic. However, the Administrative Agent has agreed to continue to discuss with us the terms upon which additional financing could be made available to us by the Administrative Agent in the future at our request and in its discretion.

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe that our current cash reserves and the recent steps we have taken to reduce our operating expenses will help us manage our business through the pandemic. We have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business and, based on our analysis, we believe that our existing cash reserves, our currently anticipated operating cash flows, and proceeds from potential future financings, if available to us, will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months from the date of this Quarterly Report on Form 10-Q. However, if the successful commercialization of IMVEXXY, BIJUVA, or ANNOVERA is delayed, or the impact of the COVID-19 pandemic on our business is worse than we anticipate, our existing cash reserves and proceeds from potential future financings, if available to us, may be insufficient to satisfy our liquidity requirements until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA. If our available cash is insufficient to satisfy our liquidity requirements, we may curtail our sales, marketing, and other commercialization efforts and we may seek to sell additional equity or debt securities. Our ability to sell equity securities will be limited by market conditions. Our ability to sell debt securities or obtain additional debt financing is restricted pursuant to the Financing Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, to the extent permitted under the Financing Agreement, the ownership interests of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, certain of which are restricted under the Financing Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or proposed products, if permitted under the Financing Agreement. Additionally, we may have to grant licenses on terms that may not be favorable to us.

We need substantial amounts of cash to complete the launch and commercialization of our hormone therapy and contraceptive drugs. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Six Months Ended June 30,
	2020	2019
	(000s)
Net cash used in operating activities	$(95,100)	$(88,678)
Net cash used in investing activities	$(806)	$(1,876)
Net cash provided by financing activities	$48,916	$111,787

Operating Activities

The principal use of cash in operating activities for the six months ended June 30, 2020 was to fund our current expenses primarily related to supporting commercialization activities for IMVEXXY, BIJUVA, and ANNOVERA, sales, marketing, scale-up and manufacturing activities and clinical development, adjusted for non-cash items. The increase of approximately $6,422,000 in cash used in operating activities for the six months ended June 30, 2020 compared with the prior year period was primarily due to an increase in our net loss and changes in the components of working capital as well as decrease in non-cash items.

Investing Activities

Investing activities include costs related to patents and fixed assets. Investing activities for the six months ended June 30, 2020 decreased by approximately $1,070,000 primarily due to lower costs related to the purchase of fixed assets during the six months ended June 30, 2020 compared with the prior year period.

Financing Activities

Financing activities currently represent the principal source of our cash flow. Our financing activities for the six months ended June 30, 2020 provided net cash of approximately $48,916,000 which consisted of the funding from our Financing Agreement of $50,000,000 and the exercise of options to purchase Common Stock of approximately $166,000, partially offset by the payment of deferred financing fees of $1,250,000. Our financing activities for the six months ended June 30, 2019 provided net cash of approximately $111,787,000, which consisted of the net funding from our Facility of approximately $193,348,000 and the exercise of options and warrants to purchase Common Stock of approximately $100,000, partially offset by the repayment of the MidCap Agreement of approximately $81,661,000.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2018-13 which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification, or ASC, 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We adopted this standard on January 1, 2020, and the adoption did not have a material effect on our disclosures.

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

Amounts borrowed under the Financing Agreement accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.20%. Considering the total outstanding principal balance under the Financing Agreement of $250,000,000 at June 30, 2020, a 1.0% change in interest rates would result in an impact to loss before income taxes of $2,500,000 per year.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business.

On February 20, 2020, we received a Paragraph IV certification notice letter, or the IMVEXXY Notice Letter, regarding an Abbreviated New Drug Application, or ANDA, submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva. The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY, or the IMVEXXY Patents, are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. On April 1, 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. A trial date has not been set.

On March 17, 2020, we received a Paragraph IV certification notice letter, or the BIJUVA Notice Letter, regarding an ANDA submitted to the FDA by Amneal Pharmaceuticals, or Amneal. The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of BIJUVA. In the BIJUVA Notice Letter, Amneal alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of BIJUVA, or the BIJUVA Patents, are invalid, unenforceable, and/or will not be infringed by Amneal’s commercial manufacture, use, or sale of its proposed generic drug product. The BIJUVA Patents identified in the BIJUVA Notice Letter expire in 2032. On April 29, 2020, we filed a complaint for patent infringement against Amneal in the United States District Court for the District of New Jersey arising from Amneal’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Amneal’s ANDA would be a date no earlier than the expiration of the BIJUVA Patents and equitable relief enjoining Amneal from infringing the BIJUVA Patents. Amneal has filed its answer and counterclaim to the complaint, alleging that the BIJUVA Patents are invalid and not infringed. A trial date has not been set.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our Annual Report.

Our financial condition and results of operations for fiscal year 2020 and beyond may be materially adversely affected by the ongoing COVID-19 (coronavirus) pandemic.

The outbreak of the novel COVID-19 (coronavirus) has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including virtually all of the United States. Our business has been, and we anticipate that it will continue to be, impacted by the COVID-19 pandemic. During the second quarter of 2020, all of our products were affected by the COVID-19 pandemic, primarily due to our sales force having limited access to healthcare professionals and our patients deferring visits to healthcare professionals. While we have developed a comprehensive COVID-19 contingency plan designed to preserve the value of our investments in our sales and marketing infrastructure, protect our balance sheet during this period of market disruption and meet the needs of our patients and prescribers, the severity of the impact of the COVID-19 pandemic on our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.

Stay at home, quarantine and social distancing orders and closures and restrictions on travel have negatively affected the ability of our sales force to access healthcare providers to promote our products and the ability of patients to visit their healthcare professionals for non-emergent matters. Our sales force is currently functioning using a hybrid model of office visits where possible and digital engagement tools and tactics and virtual detailing, which may be less effective than our ordinary course sales and marketing programs. Increases in unemployment could reduce access to commercial health insurance for our patients, thus limiting payer coverage for our products, which could lead to increased use of our co-pay assistance programs and negatively affect our results of operations.

Our future results of operations and liquidity could be materially adversely affected by, and we may require an increased level of working capital as a result of, extended billing and collection cycles as a result of displaced employees at our company, payers, revenue cycle management contractors, or otherwise; delays in payments of outstanding receivable amounts beyond normal payment terms; supply chain disruptions; uncertain demand; and the impact of any initiatives or programs that we may undertake to address financial and operations challenges that we may face.

Additionally, although we currently continue to have uninterrupted wholesale and retail distribution of our products and we do not anticipate a shortage of our products due to COVID-19 at this time, disruptions may occur for our customers or suppliers that may materially affect our ability to obtain supplies or other components for our products, manufacture additional products or deliver inventory in a timely manner. This would result in lost sales, additional costs, or penalties, or damage to our reputation.

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

Item 5. Other Information

Amendment No. 5 to Financing Agreement

On August 5, 2020, we and our subsidiaries entered into Amendment No. 5 to the Financing Agreement, or Amendment No. 5, with the Administrative Agent and the lenders party thereto, pursuant to which we modified the minimum consolidated net revenue requirements attributable to commercial sales of our IMVEXXY, BIJUVA, and ANNOVERA products, which requirements are effective beginning with the fiscal quarter ending December 31, 2020. The foregoing summary of Amendment No. 5 does not purport to be complete and is subject to, and qualified in its entirety by, the full text of Amendment No. 5, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In lieu of a cash amendment fee, to induce the lenders to enter into Amendment No. 5, on August 5, 2020, we issued warrants, or the Warrants, to the lenders under the Financing Agreement to purchase an aggregate of approximately 4,750,000 shares of Common Stock, pursuant to a subscription agreement among the parties, or the Subscription Agreement. The Warrants have an exercise price of $1.58 per share of Common Stock and an expiration date of August 5, 2030. The Warrants may also be exercised via cashless exercise pursuant to the terms thereof. Each lender represented to us, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, or the Securities Act), and we issued the Warrants, and would issue the shares of Common Stock issuable upon exercise thereof, in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder. The Warrants and shares of Common Stock issuable upon exercise thereof may not be offered, sold, pledged, or otherwise transferred in the United States absent registration or an applicable exemption from the registration requirements under the Securities Act. No registration rights were issued pursuant to the Warrants or Subscription Agreement. The Warrants do not have anti-dilution protection, other than for customary stock splits and similar transactions. The Subscription Agreement contains customary representations and warranties of the parties, certain affirmative covenants of our company, and an obligation of our company to indemnify the lenders in connection therewith. The foregoing summary of the Warrants and Subscription Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of Warrant and Subscription Agreement, copies of which are filed as Exhibits 4.1 and 10.5, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Appointment of Chief Accounting Officer and Principal Accounting Officer

On August 4, 2020, Michael Donegan, our Vice President, Finance, was appointed as our Chief Accounting Officer and Principal Accounting Officer. The role of Principal Accounting Officer was previously held by James C. D’Arecca, our Chief Financial Officer and Principal Financial Officer. For more information about Mr. Donegan, including his business experience and role with our company, and his compensation, please see our definitive proxy statement on Schedule 14A filed with the SEC on May 4, 2020.

There are no arrangements or understandings between Mr. Donegan and any other person pursuant to which he was appointed as our Chief Accounting Officer and Principal Accounting Officer and no family relationship between Mr. Donegan and any director or executive officer of our company. Other than as described in our definitive proxy statement on Schedule 14A filed with the SEC on May 4, 2020 under the section “Executive Compensation”, since the beginning of our last fiscal year, we have not engaged in any transactions, and there are no proposed transactions, or series of similar transactions, in which we were or are to be a participant and in which Mr. Donegan had a direct or indirect material interest in which the amount involved exceeds or exceeded $120,000.

Item 6. Exhibits

Exhibit	Date	Description
3.1*	June 22, 2020	Composite Amended and Restated Articles of Incorporation of TherapeuticsMD, Inc., as amended.
4.1*	August 5, 2020	Form of Warrant to Purchase Common Stock issued by TherapeuticsMD, Inc. to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020.
10.1*	April 17, 2020	Amendment No. 2 to Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc. and the lenders thereto.
10.2*	May 1, 2020	Amendment No. 3 to Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., and the lenders thereto.
10.3*	May 13, 2020	Amendment No. 4 to Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., and the lenders thereto.
10.4*	August 5, 2020

Amendment No. 5 to Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., and the lenders thereto.

10.5*	August 5, 2020	Subscription Agreement, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto.
10.6*	June 1, 2020	Employment Agreement, by and between TherapeuticsMD, Inc. and James C. D’Arecca.
10.7	June 18, 2020	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 4, 2020).
31.1*	August 6, 2020	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2*	August 6, 2020	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1**	August 6, 2020	Section 1350 Certification of Chief Executive Officer.
32.2**	August 6, 2020	Section 1350 Certification of Chief Financial Officer.
101.INS*	n/a	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document.
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document.
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document.
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document.
104*	n/a	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 6, 2020

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James C. D’Arecca
James C. D’Arecca
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael Donegan
Michael Donegan
Chief Accounting Officer
(Principal Accounting Officer)