Form 10-Q
period 2020-09-30
TherapeuticsMD, Inc.
filed 2020-11-09
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 2, 2020 was 272,812,271.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
Current Assets:
Cash	$79,633,675	$160,829,713
Accounts receivable, net of allowance for doubtful accounts of $857,176 and $904,040, respectively	24,059,095	24,395,958
Inventory, net	9,932,304	11,860,716
Other current assets	8,819,239	11,329,793
Total current assets	122,444,313	208,416,180

Fixed assets, net	1,969,929	2,507,775

Other Assets:
License rights, net	36,959,305	39,221,308
Intangible assets, net	5,537,885	5,258,211
Right of use assets	9,975,725	10,109,154
Other assets	403,643	473,009
Total other assets	52,876,558	55,061,682
Total assets	$177,290,800	$265,985,637

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$16,109,638	$19,181,212
Other current liabilities	31,220,484	33,823,613
Total current liabilities	47,330,122	53,004,825

Long-Term Liabilities:
Long-term debt	237,051,202	194,634,643
Operating lease liability	8,907,995	9,145,049
Other long-term liabilities	35,000	—
Total long-term liabilities	245,994,197	203,779,692
Total liabilities	293,324,319	256,784,517

Commitments and Contingencies - See Note 15

Stockholders' (Deficit) Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 600,000,000 and 350,000,000 shares authorized: 272,812,271 and 271,177,076 issued and outstanding, respectively	272,812	271,177
Additional paid-in capital	720,551,488	704,351,222
Accumulated deficit	(836,857,819)	(695,421,279)
Total stockholders' (deficit) equity	(116,033,519)	9,201,120
Total liabilities and stockholders' (deficit) equity	$177,290,800	$265,985,637

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Product revenue, net	$17,342,805	$8,213,341	$40,294,495	$18,238,857
License revenue	2,000,000	15,506,400	2,000,000	15,506,400
Total revenue, net	19,342,805	23,719,741	42,294,495	33,745,257

Cost of goods sold	3,278,609	1,444,308	10,394,145	3,455,995

Gross profit	16,064,196	22,275,433	31,900,350	30,289,262

Operating expenses:
Sales, general, and administrative	38,751,250	45,126,986	144,018,899	121,378,519
Research and development	2,027,195	4,077,738	8,038,056	15,359,988
Depreciation and amortization	258,787	141,959	777,338	363,956
Total operating expenses	41,037,232	49,346,683	152,834,293	137,102,463

Operating loss	(24,973,036)	(27,071,250)	(120,933,943)	(106,813,201)

Other (expense) income
Loss on extinguishment of debt	—	—	—	(10,057,632)
Miscellaneous income	41,405	703,662	465,745	1,878,980
Interest expense	(7,679,443)	(5,599,005)	(20,968,342)	(11,717,632)
Total other expense, net	(7,638,038)	(4,895,343)	(20,502,597)	(19,896,284)

Loss before income taxes	(32,611,074)	(31,966,593)	(141,436,540)	(126,709,485)

Provision for income taxes	—	—	—	—

Net loss	$(32,611,074)	$(31,966,593)	$(141,436,540)	$(126,709,485)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.12)	$(0.13)	$(0.52)	$(0.53)

Weighted average number of common shares outstanding, basic and diluted	272,564,635	241,261,299	271,968,981	241,163,994

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	240,462,439	$240,463	$616,559,938	$(519,276,280)	$97,524,121

Shares issued for exercise of options and warrants, net	759,401	759	99,348	—	100,107
Share-based compensation	—	—	2,575,369	—	2,575,369
Net loss	—	—	—	(39,506,375)	(39,506,375)

Balance, March 31, 2019	241,221,840	241,222	619,234,655	(558,782,655)	60,693,222

Balance, March 31, 2019	241,221,840	241,222	619,234,655	(558,782,655)	60,693,222

Share-based compensation	—	—	2,637,264	—	2,637,264
Net loss	—	—	—	(55,236,517)	(55,236,517)

Balance, June 30, 2019	241,221,840	241,222	621,871,919	(614,019,172)	8,093,969

Balance, June 30, 2019	241,221,840	241,222	621,871,919	(614,019,172)	8,093,969

Shares issued for exercise of options and warrants, net	55,236	55	8,494	—	8,549
Share-based compensation	—	—	2,635,146	—	2,635,146
Net loss	—	—	—	(31,966,593)	(31,966,593)

Balance, September 30, 2019	241,277,076	$241,277	$624,515,559	$(645,985,765)	$(21,228,929)

Balance, December 31, 2019	271,177,076	$271,177	$704,351,222	$(695,421,279)	$9,201,120

Shares issued for exercise of options and warrants, net	350,666	351	71,758	—	72,109
Issuance of shares from release of restricted stock	150,000	150	(150)	—	—
Share-based compensation	—	—	2,366,453	—	2,366,453
Net loss	—	—	—	(56,848,802)	(56,848,802)

Balance, March 31, 2020	271,677,742	271,678	706,789,283	(752,270,081)	(45,209,120)

Balance, March 31, 2020	271,677,742	271,678	706,789,283	(752,270,081)	(45,209,120)

Shares issued for exercise of options and warrants, net	313,638	313	93,762	—	94,075
Issuance of shares from release of restricted stock	303,000	303	(303)	—	—
Share-based compensation	—	—	3,002,826	—	3,002,826
Net loss	—	—	—	(51,976,664)	(51,976,664)

Balance, June 30, 2020	272,294,380	272,294	709,885,568	(804,246,745)	(94,088,883)

Balance, June 30, 2020	272,294,380	272,294	709,885,568	(804,246,745)	(94,088,883)

Shares issued for exercise of options and warrants, net	517,891	518	104,976	—	105,494
Share-based compensation	—	—	3,132,765	—	3,132,765
Warrant granted in relation to Financing Agreement	—	—	7,428,179	—	7,428,179
Net loss	—	—	—	(32,611,074)	(32,611,074)

Balance, September 30, 2020	272,812,271	$272,812	$720,551,488	$(836,857,819)	$(116,033,519)

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,436,540)	$(126,709,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	576,459	223,750
Amortization of intangible assets	200,879	140,206
Write off of patent and trademark costs	584,509	78,864
Write off of deferred financing fees	275,379	—
Non-cash operating lease expense	1,050,940	711,836
(Recovery of) provision for doubtful accounts	(46,864)	95,097
Lease impairment	81,309	—
Inventory obsolesence reserve	5,744,464	—
Loss on extinguishment of debt	—	10,057,632
Share-based compensation	8,502,044	7,859,357
Amortization of intellectual property license fee	2,262,002	15,998
Amortization of deferred financing fees	1,370,118	582,829
Changes in operating assets and liabilities:
Accounts receivable	383,727	(4,354,890)
Inventory	(3,816,053)	(7,265,174)
Other assets	2,003,079	(1,128,515)
Accounts payable	(3,071,574)	1,389,665
Other current liabilities	(3,812,919)	3,402,511

Net cash used in operating activities	(129,149,041)	(114,900,319)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(1,065,062)	(1,068,542)
Purchase of fixed assets	(38,613)	(2,089,413)
Security deposit	35,000	(20,420)

Net cash used in investing activities	(1,068,675)	(3,178,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	271,678	108,656
Repayment of the Credit Agreement	—	(81,660,719)
Proceeds from the Financing Agreement	50,000,000	200,000,000
Payment of deferred financing fees	(1,250,000)	(6,652,270)

Net cash provided by financing activities	49,021,678	111,795,667

Decrease in cash	(81,196,038)	(6,283,027)
Cash, beginning of period	160,829,713	161,613,077
Cash, end of period	$79,633,675	$155,330,050

Supplemental disclosure of noncash investing and financing activities

Warrant granted in relation to Financing Agreement	$7,428,179	$—

Amount accrued for intellectual property license	$—	$20,000,000

Supplemental disclosure of cash flow information

Interest paid	$19,172,847	$12,446,792

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

Nature of Business

We are a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. At TherapeuticsMD, we combine entrepreneurial spirit, clinical expertise, and business leadership to develop and commercialize health solutions that enable new standards of care for women. Our solutions range from a patient-controlled, long-lasting contraceptive to advanced hormone therapy pharmaceutical products. We also manufacture and distribute branded and generic prescription prenatal vitamins under the vitaMedMD and BocaGreenMD brands. Our portfolio of products focused on women’s health allows us to efficiently leverage our sales and marketing plan to grow our recently approved products. During 2018, the U.S. Food and Drug Administration, or FDA, approval of our pharmaceutical products has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our pharmaceutical products. In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. In April 2019, we launched our FDA-approved product BIJUVA (estradiol and progesterone) capsules, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus. In October 2019, we began a test and learn market introduction for our FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only annual patient-controlled, procedure-free, reversible prescription contraceptive option for women. Although we expected to commence the full commercial launch of ANNOVERA in the first quarter of 2020, as a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA and deferred sales and marketing initiatives into subsequent quarters as the pandemic began to negatively affect our revenue growth. We resumed the launch of ANNOVERA on July 1, 2020. On July 30, 2018, we entered into an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA in the U.S. In addition, on July 30, 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. On June 6, 2019, we entered into an exclusive license and supply agreement, or the Theramex License Agreement, with Theramex HQ UK Limited, or Theramex, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Theramex Territory.

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

Risks and Uncertainties

We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict. We continue to provide an uninterrupted supply of our portfolio of products for patients. We have sufficient inventory of finished product to meet anticipated demand in the near future. Additionally, we currently do not foresee any interruption in our ability to continue to manufacture additional product to be used beyond this period and have sufficient active pharmaceutical ingredients on hand for the continued manufacture of our products.

Since the early phase of the COVID-19 pandemic, we have been using substantial virtual options to ensure business continuity. Our vitaCare Prescription Services patient model assists patients in obtaining easy and convenient access to their prescriptions for products at a retail pharmacy of their choice, including via home delivery retail pharmacy options. We have also partnered with independent community pharmacies and multiple third-party online pharmacies and telemedicine providers that focus on contraception or menopause to ensure patients have real-time access to both diagnosis and treatment. We continue to support prescribers’ needs with samples and product materials through our sales force. If access is restricted, we have mailing options in place for these materials. We also have business continuity plans and infrastructure in place that allows for virtual detailing.

As part of our response to the COVID-19 pandemic, we implemented measures to reduce marketing expenses for 2020. We also implemented cost saving measures, which included negotiating lower fees or suspending services from third party vendors; implementing a company-wide hiring restriction; delaying or cancelling non-critical information technology projects; and eliminating non-essential travel, entertainment, meeting, and event expenses.

The full impact of the COVID-19 pandemic continues to evolve. However, we remain committed to the execution of our corporate goals, despite the ongoing COVID-19 pandemic, as demonstrated in part by the increase of our third quarter 2020 product revenues as compared to our second quarter 2020 product revenues. As of the date of issuance of these consolidated financial statements, the future extent to which the COVID-19 pandemic may continue to materially impact our financial condition, liquidity, or results of operations remains uncertain. We are continuing to assess the effect the COVID-19 pandemic on our operations by monitoring the spread of COVID-19 and the various actions implemented to combat the virus throughout the world. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Liquidity and Going Concern

As of the filing date of this Quarterly Report on Form 10-Q, our cash balance was above the $60 million balance as required by the Financing Agreement (as defined in Note 9 - Debt). On November 8, 2020, we and our subsidiaries entered into Amendment No. 6 to the Financing Agreement, or Amendment No. 6, with the Administrative Agent (as defined in Note 9 - Debt) and the lenders party thereto, pursuant to which we temporarily lowered the minimum required cash balance from $60 million to $45 million through December 31, 2020. After December 31, 2020, the minimum cash balance will revert to $60 million. Based on our current projections, we will need to raise additional capital to remain in compliance with this minimum cash balance covenant for the next twelve months from the issuance of these financial statements.

In order to address our projected capital needs, we are pursuing various equity financing and other alternatives including the sale of a controlling interest in vitaCare Prescription Services for which we commended a sale process and received initial indications of interest. The equity financing alternatives may include the private placement of equity, equity-linked, or other similar instruments or obligations with one or more investors, lenders, or other institutional counterparties or an underwritten public equity or equity-linked securities offering. Our ability to sell equity securities may be limited by market conditions. To the extent that we raise additional capital through the sale of such securities, the ownership interests of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders.

Along with considering additional financings, we have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business including the impact of the recent steps we have taken to reduce our operating expenses in response. Based on our analysis, we believe that our existing cash reserves along with potential proceeds from the sale of certain non-core assets of the Company and proceeds from potential future financings, if available to us, would be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months from the date of this Quarterly Report on Form 10-Q.

However, if we are unsuccessful with future financings and if the successful commercialization of IMVEXXY, BIJUVA, or ANNOVERA is delayed, or the continued impact of the COVID-19 pandemic on our business is worse than we anticipate, our existing cash reserves would be insufficient to maintain compliance with the Financing Agreement covenants or satisfy our liquidity requirements until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA. The presence of these projected factors in conjunction with the uncertainty of the capital markets raises substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy. The carrying amount for long-term debt as of September 30, 2020 (as disclosed in Note 9) approximates fair value based on market activity for other debt instruments with similar characteristics and comparable risk (Level 2).

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

At September 30, 2020 and 2019, we had no assets or liabilities that were valued at fair value on a recurring basis.

The fair value of indefinite-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with any required impairment test. During the nine months ended September 30, 2020 and 2019, we wrote off $584,509 and $78,864, respectively, in costs related to trademarks and patents.

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

Prescription Products

As of September 30, 2020, our products consisted primarily of prescription vitamins and our FDA-approved products: IMVEXXY, which we began selling during the third quarter of 2018, BIJUVA, which we began selling in the second quarter of 2019, and ANNOVERA, which we began selling in the third quarter of 2019. As a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA in the first quarter of 2020 and deferred sales and marketing initiatives into subsequent quarters. We resumed the launch of ANNOVERA on July 1, 2020.

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacies. We have one performance obligation related to prescription products sold through wholesale distributors, which is to transfer promised goods to a customer, and two performance obligations related to products sold through retail pharmacies, which are to: (1) transfer promised goods and (2) provide customer service for an immaterial fee. We treat shipping as a fulfillment activity rather than as a separate obligation. We recognize prescription product revenue only when we satisfy performance obligations by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer receives the goods or service or obtains control. Control refers to the customer’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. We disclose receivables from contracts with customers separately in the statement of financial position. Payment for goods or services sold by us is typically due between 30 and 60 days after an invoice is sent to the customer.

The transaction price of a contract is the amount of consideration which we expect to be entitled to in exchange for transferring promised goods or services to a customer. Prescription products are sold at fixed wholesale acquisition cost, or WAC, determined based on our list price. However, the total transaction price is variable as it is calculated net of estimated product returns, chargebacks, rebates, coupons, discounts and wholesaler fees. These estimates are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). In order to determine the transaction price, we estimate the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract or each variable consideration. The estimated amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative product revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our historical experience and other evidence that supports our qualitative assessment of whether product revenue would be subject to a significant reversal. We consider all the facts and circumstances associated with both the risk of a product revenue reversal arising from an uncertain future event and the magnitude of the reversal if that uncertain event were to occur. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such changes in estimates become known.

We accept returns of unsalable prescription products sold through wholesale distributors within a return period of six months prior to and up to 12 months following product expiration. Our vitamins and IMVEXXY currently have a shelf life of 24 months from the date of manufacture and BIJUVA and ANNOVERA currently have a shelf life of 18 months from the date of manufacture. We do not allow product returns for prescription products that have been dispensed to a patient. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of product revenue in the period the related product revenue is recognized. Where historical rates of return exist, we use history as a basis to establish a returns reserve for products shipped to wholesalers. For our newly launched products, for which the right of return exists but for which we currently do not have history of product returns, we estimate returns based on available industry data, our own sales information and our visibility into the inventory remaining in the distribution channel. At the end of each reporting period, we may decide to constrain product revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of products currently being shipped, price changes of competitive products and any introductions of generic products. We recognize the amount of expected returns as a refund liability, representing the obligation to return the customer’s consideration. Since our returns primarily consist of expired and short dated products that will not be resold, we do not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of product revenue is deferred due to the anticipated return). Return estimates are recorded in other current liabilities on the consolidated balance sheet.

We offer various rebate and discount programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. We estimate the allowance for consumer rebates and coupons that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. Estimates relating to these rebates and coupons are deducted from gross product revenues at the time the product revenues are recognized. We record distributor fees based on amounts stated in contracts. Rebate and coupon estimates and distributor fees are recorded in other current liabilities on the consolidated balance sheet. We estimate chargebacks based on number of units sold during the period taking into account prices stated in contracts and our historical experience. Estimates related to distributors fees, rebates, coupons and returns are disclosed in Note 8. We provide invoice discounts to our customers for prompt payment. Estimates relating to invoice discounts and chargebacks are deducted from gross product revenues at the time the product revenues are recognized.

As part of commercial launches for our FDA-approved prescription products, we introduced a co-pay assistance program for eligible enrolled patients whose out of pocket costs are reduced to a more affordable price. This allows patients to access the product at a reasonable cost and is in line with our responsible pricing approach. We reimburse pharmacies for this discount through third-party vendors. The variable consideration is estimated based on contract prices, the estimated percentage of patients that will utilize the copay assistance, the average assistance paid, the estimated levels of inventory in the distribution channel and the current level of prescriptions covered by patients’ insurance. Payers may change coverage levels for our prescription products positively or negatively, at any time up to the time that we have formally contracted coverage with the payer. As such, the net transaction price of our prescription products is susceptible to such changes in coverage levels, which are outside the influence of the Company. As a result, we constrain variable consideration for our prescription products to an amount that will not result in a significant product revenue reversal in future periods. Our ability to estimate the net transaction price for our prescription products is constrained by our estimates of the amount to be paid for the co-pay assistance program which is directly related to the level of prescriptions paid for by insurance. As such, we record an accrual to reduce gross sales for the estimated co-pay and other patient assistance based on currently available third-party data and our internal analyses. We re-evaluate variable consideration each reporting period.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by product mix for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Prescription vitamins	$2,435,903	$2,550,330	$7,337,976	$7,309,174
IMVEXXY	6,841,592	4,772,354	18,319,382	9,904,744
BIJUVA	1,646,320	490,705	4,109,925	624,987
ANNOVERA	6,418,990	399,952	10,527,212	399,952
License revenue	2,000,000	15,506,400	2,000,000	15,506,400
Net revenue	$19,342,805	$23,719,741	$42,294,495	$33,745,257

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

Under the terms of the Population Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following the approval by the FDA of the new drug application, or NDA, for ANNOVERA and $20,000,000 within 30 days following the first commercial batch release of ANNOVERA. Both milestone payments of $20,000,000 were recorded as license rights in the consolidated balance sheets. We started amortizing license rights in the third quarter of 2019 once ANNOVERA became commercially available for use. The cost is amortized over the remaining useful life over which the license rights will contribute directly or indirectly to our cash flows, which is estimated to be the remaining patent life of the product, which expires in December 2032. The cost is amortized using the straight-line method as the pattern of economic benefit cannot be reliably determined. During the three and nine months ended September 30, 2020, we recorded $762,389 and $2,262,002, respectively, in amortization expense related to the license fee. During both the three and nine months ended September 30, 2019, we recorded $15,998 in amortization expense related to the license fee which was recorded as a component of cost of sales.

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

License Agreement with Knight

In July 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Pursuant to the terms of the Knight License Agreement, Knight paid us $2,000,000 in milestone fees upon the first regulatory approval in Canada for IMVEXXY and BIJUVA in the third quarter of 2020, and is also required to pay us sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY and BIJUVA and royalties based on aggregate annual sales of each of IMVEXXY and BIJUVA in Canada and Israel. We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY and BIJUVA in Canada within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters. As part of the Knight License Agreement, Knight is prohibited from exporting IMVEXXY and BIJUVA to the United States.

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

Inventory Obsolescence Reserve

We evaluate inventory quarterly and record an allowance for obsolescence primarily associated with materials that are not currently or likely to be used in production in the near future. As of September 30, 2020 and December 31, 2019, we recorded an inventory obsolescence reserve of $5,744,464 and $0, respectively. The reserve recorded as of September 30, 2020 was primarily related to BIJUVA and resulted from the impact of the COVID-19 pandemic on our business, which decreased demand for our products.

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

NOTE 4 – INVENTORY, NET

Inventory, net consists of the following:

	September 30, 2020	December 31, 2019
Finished products	$4,794,132	$4,976,910
Work in process	440,149	1,182,059
Raw materials	4,698,023	5,701,747
TOTAL INVENTORY, NET	$9,932,304	$11,860,716

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2020	December 31, 2019
Prepaid sales and marketing costs	$686,346	$1,583,698
Debt financing fees on undrawn tranches (Note 9)	—	550,757
Prepaid insurance	3,599,906	1,812,135
Prepaid manufacturing	543,050	2,595,721
Other prepaid costs	3,989,937	4,787,482
TOTAL OTHER CURRENT ASSETS	$8,819,239	$11,329,793

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	September 30, 2020	December 31, 2019
Accounting system	$301,096	$301,096
Equipment	1,658,258	1,619,646
Furniture and fixtures	1,406,858	1,406,858
Computer hardware	80,211	80,211
Leasehold improvements	68,788	68,788
TOTAL FIXED ASSETS	3,515,211	3,476,599
Accumulated depreciation	(1,545,282)	(968,824)
TOTAL FIXED ASSETS, NET	$1,969,929	$2,507,775

Depreciation expense for the three months ended September 30, 2020 and 2019 was $188,810 and $90,700, respectively, and for the nine months ended September 30, 2020 and 2019 was $576,459 and $223,750, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
Approved hormone therapy drug candidate patents	$4,108,745	$(679,959)	$3,428,786	12.25
Hormone therapy drug candidate patents (pending)	1,760,923	—	1,760,923	n/a
Non-amortizable intangible assets:
Multiple trademarks	348,176	—	348,176	indefinite
TOTAL	$6,217,844	$(679,959)	$5,537,885

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
Approved hormone therapy drug candidate patents	$3,463,082	$(478,983)	$2,984,099	13
Hormone therapy drug candidate patents (pending)	1,979,299	—	1,979,299	n/a
Non-amortizable intangible assets:
Multiple trademarks	294,813	—	294,813	indefinite
TOTAL	$5,737,194	$(478,983)	$5,258,211

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the nine months ended September 30, 2020 and 2019, we wrote off $584,509 and $78,864, respectively, in costs related to trademarks and patents.

As of September 30, 2020, we had 35 issued domestic patents and 35 issued foreign patents, including:

•	14 domestic patents and seven foreign patents that relate to BIJUVA as well as three domestic patents that relate to estradiol and progesterone product candidates. These patents establish an important intellectual property foundation and are owned by us. The domestic patents will expire in 2032. The foreign patents will expire no earlier than 2032. In addition, we have pending patent applications relating to BIJUVA in the U.S., Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea.
•	Ten domestic patents (eight utility and two design) and 16 foreign patents (six utility and ten design) that relate to IMVEXXY. These patents establish an important intellectual property foundation for IMVEXXY and are owned by us. The domestic patents will expire in 2032 or 2033. The foreign utility patents will expire no earlier than 2033. The foreign design patents provide protection expiring no earlier than 2025. In certain countries, the foreign design patents provide protection through at least 2037. In addition, we have pending patent applications related to IMVEXXY in the U.S., Argentina, Australia, Brazil, Canada, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea.

•	One domestic utility patent that relates to our topical-cream candidates, which is owned by us. The domestic patent will expire in 2035.
•	One domestic utility patent and eight foreign patents that relate to our transdermal-patch candidates, which are owned by us. The domestic utility patent will expire in 2032. The foreign patents will expire no earlier than 2033. We have pending patent applications with respect to our transdermal-patch candidates in the U.S., Brazil, Canada, Mexico, and South Africa.
•	Three domestic utility patents that relate to TX-009HR, a progesterone and estradiol product candidate, which are owned by us and will expire in 2037.
•	Two domestic and four foreign patents that relate to formulations containing progesterone, which are owned by us. The domestic patents will expire between 2032 and 2036. The foreign patents will expire no earlier than 2033.
•	One domestic utility patent that relates to our OPERA information-technology platform, which is owned by us and will expire in 2031.

Amortization expense was $69,977 and $51,259 for the three months ended September 30, 2020 and 2019, respectively, and $200,879 and $140,206 for the nine months ended September 30, 2020 and 2019, respectively. Estimated amortization expense, based on current patent cost being amortized, for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2020 (3 months)	$69,977
2021	$279,909
2022	$279,909
2023	$279,909
2024	$279,909

NOTE 8– OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued payroll, bonuses and commission costs	$4,381,729	$8,040,278
Allowance for coupons and returns	8,353,403	10,316,298
Accrued sales and marketing costs	1,578,971	3,285,662
Accrued compensated absences	2,558,055	1,463,878
Allowance for wholesale distributor fees	2,130,230	2,347,122
Accrued legal and accounting expense	1,052,935	422,336
Accrued research and development	1,059,077	1,049,603
Operating lease liability	2,404,286	1,501,539
Accrued rebates	6,629,732	3,916,672
Other accrued expenses	1,072,066	1,480,225
TOTAL OTHER CURRENT LIABILITIES	$31,220,484	$33,823,613

NOTE 9 – DEBT

On April 24, 2019, we entered into a Financing Agreement, as amended, or the Financing Agreement, with TPG Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, which provides us with up to a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provides for availability to us in three tranches: (i) $200,000,000 was drawn upon entering into the Financing Agreement; (ii) $50,000,000 was drawn on February 18, 2020 following our achievement of more than $11,000,000 in net revenues from IMVEXXY, BIJUVA and ANNOVERA for the fourth quarter of 2019 and (iii) $50,000,000 was previously available to us in the Administrative Agent’s sole and absolute discretion either contemporaneously with the delivery of our financial statements for the quarter ended June 30, 2020 or at such earlier date as the Administrative Agent may have consented to. Due to the pause in the successful full launch of ANNOVERA caused by the COVID-19 pandemic, the undrawn $50,000,000 tranche under the Financing Agreement is no longer available. Borrowings under the Facility accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.2% as selected by us. Interest on amounts borrowed under the Facility is payable quarterly. The outstanding principal amount of the Facility is payable in four equal quarterly installments beginning on June 30, 2023, with the Facility maturing on March 31, 2024. We have the right to prepay borrowings under the Facility in whole or in part at any time, subject to a prepayment fee on the principal amount being prepaid of (i) 30.0% for the first two years following the initial funding date of the applicable borrowing, (ii) 5.0% for the third year following the initial funding date of the applicable borrowing, (iii) 3.0% for the fourth year following the initial funding date of the applicable borrowing and (iv) 1.0% for the fifth year following the initial funding date of the applicable borrowing but prior to March 31, 2024. In connection with the initial borrowing under the Facility, we paid, for the benefit of the lenders, a facility fee equal to 2.5% of the initial amount borrowed and will be required to pay such a facility fee in connection with any subsequent borrowings under the Facility. We are also required to pay the Administrative Agent and the lenders an annual administrative fee in addition to other fees and expenses. The Financing Agreement contains customary mandatory prepayments, restrictions and covenants applicable to us that are customary for financings of this type. Among other requirements, we are required to (i) maintain a minimum unrestricted cash balance of $60,000,000, and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our IMVEXXY, BIJUVA and ANNOVERA products beginning with the fiscal quarter ending December 31, 2020. Pursuant to Amendment No. 6, the minimum required cash balance was lowered to $45 million through December 31, 2020. As of September 30, 2020, we were in compliance with all covenants under the Financing Agreement. The Financing Agreement also includes other representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the Administrative Agent and the lenders may declare all or a portion of our obligations under the Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Financing Agreement. The obligations of our company and its subsidiaries under the Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all existing and after acquired assets of our company and its subsidiaries. The obligations under the Financing Agreement will be guaranteed by each of our future direct and indirect subsidiaries, subject to certain exceptions.

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

On August 5, 2020, we entered into Amendment No. 5 to the Financing Agreement, or Amendment No. 5. Amendment No. 5 adjusts the covenant in the Financing Agreement regarding our achievement of minimum consolidated net revenue attributable to commercial sales of our IMVEXXY, BIJUVA, and ANNOVERA products to reflect the impact of COVID-19 on our business. The covenant is effective beginning with the fiscal quarter ending December 31, 2020. In connection with Amendment No.5 and in lieu of a cash amendment fee, we issued to the Administrative Agent and the lenders under the Financing Agreement warrants to purchase an aggregate of 4,752,116 shares of Common Stock with an exercise price of $1.58 per share and a ten-year term, or the Lender Warrants. The Lender Warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, and no registration rights were issued. The Company concluded that the modification accounting model is applicable to this transaction and recognized the fair value of the warrants as a debt discount.

As of September 30, 2020, we had $250,000,000 in borrowings outstanding under the Financing Agreement, which are classified as long-term debt in the accompanying consolidated financial statements. We incurred $7,902,270 in deferred financing fees related to the Financing Agreement. Deferred financing fees related to the entire Financing Agreement have been allocated pro rata between the funded and unfunded tranches. Allocated deferred financing fees related to the two tranches of borrowings that we received of $7,626,891 have been reflected as a debt discount upon each draw and are amortized to interest expense using the effective interest method. In addition, during the three months ended September 30, 2020, we recorded the fair value of the Lender Warrants of $7,428,179 as a debt discount, which is being amortized to interest expense using the effective interest method over the term of the Financing Agreement. During the three months ended September 30, 2020, we concluded that the undrawn $50,000,000 tranche under the Financing Agreement is no longer available to us. As such, we wrote off $275,379 of deferred financing fees associated with the unfunded tranche, which were previously deferred as assets until such tranche had been drawn.

During the three and nine months ended September 30, 2020, we amortized $677,676 and $1,370,118, respectively, of deferred financing fees related to the Financing Agreement as interest expense in the accompanying consolidated financial statements. During the three and nine months ended September 30, 2019, we amortized $265,949 and $462,683, respectively, of deferred financing fees related to the Financing Agreement as interest expense in the accompanying consolidated financial statements. Interest on amounts borrowed under the Financing Agreement is due and payable quarterly in arrears. Interest expense for the three and nine months ended September 30, 2020 was $6,726,389 and $19,322,847, respectively. Interest expense for the three and nine months ended September 30, 2019 was $5,333,056 and $9,318,056, respectively. The overall effective interest rate under the Financing Agreement was approximately 12.5% as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the carrying value of our debt consisted of the following:

	September 30, 2020	December 31, 2019
Financing Agreement	$250,000,000	$200,000,000
Debt discount and financing fees	(12,948,798)	(5,365,357)
TOTAL LONG-TERM DEBT	$237,051,202	$194,634,643

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

	September 30, 2020	September 30, 2019
Stock options	23,893,180	24,849,984
Warrants	6,534,687	1,832,571
Performance stock units	2,422,885	—
Restricted stock units	6,029,957	1,240,000
	38,880,709	27,922,555

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2020, we had 10,000,000 shares of preferred stock, par value $0.001 per share, authorized for issuance, of which no shares were issued or outstanding.

Common Stock

At September 30, 2020, we had 600,000,000 shares of Common Stock authorized for issuance, of which 272,812,271 shares of Common Stock were issued and outstanding.

Issuances During the Three and Nine Months ended September 30, 2020

During the three months ended September 30, 2020, stock options to purchase an aggregate of 517,891 shares of Common Stock were exercised for $105,494 in cash. During the nine months ended September 30, 2020, stock options to purchase an aggregate of 1,182,195 shares of Common Stock were exercised for $271,678 in cash.

Issuances During the Three and Nine Months ended September 30, 2019

During the three months ended September 30, 2019, certain individuals exercised stock options to purchase an aggregate of 55,236 shares of Common Stock for $8,549 in cash. During the nine months ended September 30, 2019, certain individuals exercised stock options to purchase an aggregate of 331,619 shares of Common Stock for $108,656 in cash. Also, during the same period, stock options to purchase an aggregate of 12,097 shares of Common Stock were exercised pursuant to the options’ cashless exercise provisions, wherein an aggregate of 11,834 shares of Common Stock were issued.

Warrants to Purchase Common Stock

As of September 30, 2020, we had warrants outstanding to purchase an aggregate of 6,534,687 shares of Common Stock with a weighted-average contractual remaining life of approximately 7.5 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $1.83 per share.

The valuation methodology used to determine the fair value of our warrants is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions, including volatility of the stock price, the risk-free interest rate, dividend yield and the term of the warrant.

In connection with Amendment No. 5 and in lieu of a cash amendment fee, we issued to the Administrative Agent and the lenders under the Financing Agreement the Lender Warrants. The fair value for the Lender Warrants was determined by using the Black-Scholes Model on the date of the grant using a term of ten years, volatility of 68.8%, risk-free interest rate of 0.34% and dividend yield of 0%. The grant date fair value of the warrants was $1.56 per share. The warrants vested upon issuance. We concluded that the modification accounting model is applicable to this warrant issuance and recognized the fair value of the warrants as a debt discount. As a result, the fair value of the Lender Warrants is being amortized to interest expense over the term of the Financing Agreement.

We recorded share-based compensation expense related to warrants previously issued of $0 and $56,418 for the three months ended September 30, 2020 and 2019, respectively, and $26,446 and $198,306 for the nine months ended September 30, 2020 and 2019, respectively, in the accompanying consolidated financial statements. At September 30, 2020, there was no unrecognized compensation expense remaining related to unvested warrants.

During the nine months ended September 30, 2019, we granted warrants to purchase an aggregate of 75,000 shares of Common Stock to outside consultants at an exercise price of $5.63. The fair value for these warrants was determined by using the Black-Scholes Model on the date of the grant using a term of five years, volatility of 60.8%, risk-free interest rate of 2.52%, and dividend yield of 0%. The grant date fair value of the warrants was $3.00 per share. The warrants are vesting ratably over a 12-month period and have an expiration date of February 12, 2024.

During the nine months ended September 30, 2020, no warrants were exercised. During the nine months ended September 30, 2019, warrants to purchase an aggregate of 1,250,000 shares of Common Stock were exercised pursuant to the warrants’ cashless exercise provisions, wherein an aggregate of 471,184 shares of Common Stock were issued.

Options to Purchase Common Stock

In 2009, we adopted the 2009 Long Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. As of September 30, 2020, there were non-qualified stock options to purchase an aggregate of 13,346,455 shares of Common Stock outstanding under the 2009 Plan. Effective upon our adoption of the TherapeuticsMD, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, on June 20, 2019, no future awards may be made under the 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. As of September 30, 2020, there were non-qualified stock options to purchase an aggregate of 6,305,974 shares of Common Stock outstanding and an aggregate of 890,000 restricted stock units under the 2012 Plan. Effective upon our adoption of the 2019 Plan, no future awards may be made under the 2012 Plan.

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

As of September 30, 2020, there were 3,465,514 shares of Common Stock available for issuance under the 2019 Plan, consisting of (i) 470,522 new shares, (ii) 2,405,833 unallocated shares previously available for issuance under the 2012 Plan that were not then subject to outstanding “Awards” (as defined in the 2012 Plan), and (iii) 589,159 unallocated shares previously available for issuance under the 2009 Plan that were not then subject to outstanding “Awards” (as defined in the 2009 Plan). Any shares subject to outstanding options or other equity “Awards” under the 2019 Plan, the 2012 Plan and the 2009 Plan that are forfeited, expire or otherwise terminate without issuance of the underlying shares, or if any such Award is settled for cash or otherwise does not result in the issuance of all or a portion of the shares subject to such Award (other than shares tendered or withheld in connection with the exercise of an Award or the satisfaction of withholding tax liabilities), the shares to which those Awards were subject, shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for delivery with respect to Awards under the 2019 Plan. As of September 30, 2020, there were non-qualified stock options to purchase an aggregate of 4,240,751 shares of Common Stock outstanding under the 2019 Plan and an aggregate of 5,139,957 restricted stock units and 2,422,885 performance stock units outstanding under the 2019 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The ranges of assumptions used in the Black-Scholes Model during the nine months ended September 30, 2020 and 2019 are set forth in the table below.

	September 30, 2020	September 30, 2019
Weighted average grant date fair value	$0.95	$1.84
Risk-free interest rate	0.34-1.68%	1.83-2.54%
Volatility	63.53-67.92%	61.25-64.49%
Term (in years)	6-6.8	5.5-6.5
Dividend yield	0.00%	0.00%

A summary of option activity under the 2009, 2012 and 2019 Plans and related information during the nine months ended September 30, 2020 is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2019	25,030,234	$4.65	5.84	$3,668,171
Granted	736,500	$1.58
Exercised	(1,182,195)	$0.23		$1,738,740
Expired	(361,109)	$3.66
Cancelled/Forfeited	(330,250)	$3.69
Balance at September 30, 2020	23,893,180	$4.80	5.46	$379,535
Vested and Exercisable at September 30, 2020	19,827,306	$5.06	4.83	$218,370
Unvested at September 30, 2020	4,065,874	$3.55	8.53	$161,165

At September 30, 2020, our outstanding options had exercise prices ranging from $0.38 to $8.92 per share. Share-based compensation expense related to options recognized in our results of operations for the three months ended September 30, 2020 and 2019 was $1,143,920 and $2,194,667, respectively, and for the nine months ended September 30, 2020 and 2019 was $4,141,061 and $6,568,736, respectively, and it is based on awards vested. At September 30, 2020, total unrecognized estimated compensation expense related to unvested options was approximately $6,500,000, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 2.0 years. No tax benefit was realized due to a continued pattern of operating losses.

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

During the three and nine months ended September 30, 2020 we recorded $1,988,844 and $4,334,537, respectively, and during the three and nine months ended September 30, 2019 we recorded $84,061 and $1,080,738, respectively, in share-based compensation expense related to restricted stock units and performance stock units. As of September 30, 2020, we recognized performance-based compensation expense using our assessment of the most likely probability of attaining EBITDA break-even which would result in vesting two times the base number of performance stock units. At September 30, 2020, total unrecognized estimated compensation expense related to unvested restricted stock units and performance stock units was approximately $11,000,000, which may be adjusted if certain performance targets are achieved or for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Schedule of restricted stock units and performance stock units

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,240,000	$3.56	—	$—
Granted	5,102,817	$1.40	2,585,745	$1.08
Vested/Released	(301,500)	$1.78	(151,500)	$1.14
Forfeited	(11,360)	$1.07	(11,360)	$1.07
Balance at September 30, 2020	6,029,957	$1.83	2,422,885 *	$1.08

*	The number of performance stock units (PSUs) represents the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number of PSUs depending on the Company's achievement of break-even quarterly EBITDA.

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

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2020 as a result of (i) the losses recorded during the nine months ended September 30, 2020, (ii) additional losses expected for the remainder of 2020, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2020, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 13 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our company, since July 2015. During the three months ended September 30, 2020 and 2019, we were billed by Catalent approximately $520,000 and $2,196,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. During the nine months ended September 30, 2020 and 2019, we were billed by Catalent approximately $2,563,000 and $4,118,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of September 30, 2020 and December 31, 2019, there were amounts due to Catalent of approximately $147,000 and $35,000, respectively. In addition, we have minimum purchase requirements in place with Catalent as disclosed in Note 15, Commitments and Contingencies.

In April 2020, Karen L. Ling, Executive Vice President and Chief Human Resources Officer of American International Group, Inc., or AIG, was appointed to our board of directors. From time to time, we have entered into agreements with AIG in the normal course of business. Agreements with AIG have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company, since April 2020. During the three and nine months ended September 30, 2020, we were billed by AIG approximately $52,000 and $195,000, respectively, for various insurance coverage for our Company.

NOTE 14 - BUSINESS CONCENTRATIONS

We purchase our prescription products from several suppliers with approximately 42%, 25% and 24% of our purchases supplied by three vendors each, respectively, during the nine months ended September 30, 2020, and 36%, 28%, and 26% of our purchases supplied by three vendors each, respectively, during the nine months ended September 30, 2019.

We sell our prescription products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the nine months ended September 30, 2020, three customers each accounted for more than 10% of our total product revenues. Product revenue from the three customers combined accounted for approximately 56% of our product revenue for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, four customers each generated more than 10% of our product revenues. Revenue generated from the four customers combined accounted for approximately 68% of our product revenue for the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, Pillpack, Inc. accounted for approximately $9,319,000 of our product revenue, Cardinal Health accounted for approximately $7,415,000 of our product revenue, and McKesson Corporation accounted for approximately $6,009,000 of our product revenue. During the nine months ended September 30, 2019, Pillpack, Inc. accounted for approximately $6,397,000 of our product revenue, AmerisourceBergen accounted for approximately $2,226,000 of our product revenue, PI Services accounted for approximately $1,935,000 of our product revenue and Cardinal Health accounted for approximately $1,863,000 of our product revenue.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We adopted ASC 842, Leases, effective January 1, 2019. Substantially all our operating lease right-of-use assets and operating lease liabilities represent leases for office space used to conduct our business. Upon adoption, we recognized a right-of-use asset and a lease liability for all leases that have commenced as of January 1, 2019. The right-of-use assets represent the right to use the leased asset for the lease term. The lease liabilities represent the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using our secured incremental borrowing rate for the same term as the underlying lease because the rates are not implicit in the leases. Some of our leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability.

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

Supplemental lease information:	September 30, 2020	December 31, 2019
Right-of-use asset	$9,975,725	$10,109,154
Short-term operating lease liability (included in Other current liabilities)	$2,404,286	$1,501,539
Long-term operating lease liability	$8,907,995	$9,145,049
Weighted average remaining term	8.8 years	9 years
Weighted average discount rate	8.3%	8.25%

Supplemental cash flow information for the nine months ended	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating lease	$1,006,970	$849,440
Right-of-use assets obtained in exchange for lease obligation	$998,821	$11,171,471

The following table reconciles the undiscounted cash flows for all operating leases at September 30, 2020 to the operating lease liabilities recorded on the balance sheet:

Years Ended December 31,
2020 (3 months)	$610,675
2021	2,334,582
2022	1,413,289
2023	1,443,143
2024	1,476,534
Thereafter	8,947,869
Total undiscounted lease payments	16,226,092
Less: imputed interest	(4,913,811)
Present value of lease payments	$11,312,281

During the three and nine months ended September 30, 2020, operating lease expense related to our real estate leases was approximately $590,000 and $1,749,000, respectively, and variable lease expense was approximately $148,000 and $226,000, respectively, for the same periods. During the three and nine months ended September 30, 2019, operating lease expense related to our real estate leases was approximately $458,000 and $1,062,000, respectively, and variable lease expense was insignificant for the same periods.

Intellectual Property Licenses

The Population Council License Agreement provides for future milestone payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of product revenue as described in Note 7, Intangible Assets, to these consolidated financial statements.

Purchase Commitments

We have manufacturing and supply agreements whereby we are required to purchase from Catalent a minimum number of softgels during the first contract year and a higher number of softgels after the first contract year. If the minimum order quantities of specific products are not met, we are required to pay Catalent 50% of the difference between the total amount we would have paid to Catalent if the minimum requirement had been fulfilled and the sum of all purchases of our products from Catalent during the contract year. The updated minimum purchase commitments for Catalent for the next five years are as follows: 2020 - $3,719,000, 2021 - $2,150,000, 2022 - $2,991,000, 2023 - $3,347,000, and 2024 - $3,786,000. In addition, we have a manufacturing and supply agreement whereby we are required to purchase a minimum number of units of ANNOVERA during a contract year. As of September 30, 2020, we have met our contract year purchase commitments.

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2020 and 2019, we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Employment Agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

NOTE 16 – SUBSEQUENT EVENTS

On November 8, 2020, we entered into Amendment No. 6 which temporarily lowered the minimum required cash balance under the Financing Agreement from $60 million to $45 million through December 31, 2020. After December 31, 2020, the minimum required cash balance will revert to $60 million.  On November 8, 2020, in connection with entering into Amendment No. 6 to the Financing Agreement, we amended the Lender Warrants to provide for an adjustment to the exercise price if we conduct certain dilutive issuances prior to December 31, 2020, or if the volume-weighted average price of our Common Stock for the fifteen trading days ending December 31, 2020 is lower than the then-current exercise price.

24

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

In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies as well as statements, other than historical facts, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. These statements are often characterized by terminology such as “believes,” “hopes,” “may,” “anticipates,” “should,” “intends,” “plans,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy” and similar expressions and are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in the sections titled “Risk Factors” in our Annual Report and this Quarterly Report on Form 10-Q, and include the following: the effects of the COVID-19 pandemic; our ability to maintain or increase sales of our approved products; our ability to successfully commercialize IMVEXXY®, BIJUVA®, and ANNOVERA® and obtain additional financing necessary therefor; our commercialization, marketing and manufacturing capabilities and strategy for our approved products; the size of markets and the potential market opportunity for which our products are approved and our ability to penetrate such markets; the rate and degree of market acceptance of our products; the willingness of healthcare providers to prescribe and patients to use our products; our ability to obtain additional financing when needed; our competitive position and the success of competing products that are or become available for the indications that we are pursuing; our intellectual property position; whether we will be able to comply with the covenants and conditions under our term loan facility; whether we will be able to successfully divest vitaCare Prescription Services and the proceeds that may be generated by such divestiture; the length, cost and uncertain results of our clinical trials, the potential of adverse side effects or other safety risks that could adversely affect the commercialization of our current or future approved products or preclude the approval of our future drug candidates; whether the U.S. Food and Drug Administration (FDA) will approve the efficacy supplement for the lower dose of BIJUVA; our ability to protect our intellectual property, including with respect to the Paragraph IV notice letters we received regarding IMVEXXY and BIJUVA; the length, cost and uncertain results of future clinical trials; our reliance on third parties to conduct our manufacturing, research and development and clinical trials; the ability of our licensees to commercialize and distribute our products; the ability of our marketing contractors to market ANNOVERA; the availability of reimbursement from government authorities and health insurance companies for our products; the impact of product liability lawsuits; the influence of extensive and costly government regulation; the volatility of the trading price of our common stock; and the concentration of power in our stock ownership.

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

●	In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause, which was approved by the FDA in May 2018.
●	In April 2019, we launched our FDA-approved product, BIJUVA (estradiol and progesterone) capsules, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA in October 2018.
●	In October 2019, we began a “test and learn” market introduction for our FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only annual patient-controlled, procedure-free, reversible prescription contraceptive option for women, which was approved by the FDA in August 2018 and which we have licensed for commercialization in the U.S. pursuant to an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative on July 1, 2020.

We have also entered into license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

●	In July 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel.
●	In June 2019, we entered into an exclusive license and supply agreement, or the Theramex License Agreement, with Theramex HQ UK Limited, or Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercial BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel.

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

Impact of COVID-19 on our Business

Our business has been, and we anticipate that it will continue to be, impacted by the coronavirus (COVID-19) pandemic. Despite the ongoing COVID-19 pandemic, we remain committed to the execution of our corporate goals, demonstrated in part by the increase of our third quarter 2020 product revenue as compared to our second quarter of 2020 product revenue. During the third quarter of 2020, our product revenue increased primarily due to our sales force being able to visit more healthcare providers, or HCPs, as their offices opened. We resumed the full launch of ANNOVERA on July 1, 2020 and launched the new consumer marketing campaign for IMVEXXY in August 2020.

At this time, the extent of the impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict. We developed a comprehensive COVID-19 contingency plan designed to preserve the value of our investments in our sales and marketing infrastructure, protect our balance sheet during this period of market disruption, and meet the needs of our patients and prescribers. This contingency plan was designed to be implemented in stages as we continue to evaluate the length of time that COVID-19 may impact our business, which is intended to allow us to conserve our financial resources during the COVID-19 pandemic and re-scale our sales and marketing activity when conditions warrant.

Our COVID-19 contingency plan is designed to support our strategy of driving product revenue by prioritizing ANNOVERA as the lead product, IMVEXXY in the second position and BIJUVA in the third position. As part of this plan, we reduced our marketing focus on BIJUVA so that we can prioritize driving our product revenue growth for ANNOVERA and IMVEXXY. Our COVID-19 contingency plan includes containing costs and cutting spending, preparing for a potential longer-term impact throughout the year, leveraging vitaCare to continue to meet the needs of our patients and prescribers, and ensuring continued availability of our products to patients.

Cost Containment and Spending Cuts

We reduced our operating expenses during the COVID-19 pandemic and we continue to identify areas in which we can further reduce operating expenses in the future. These cost cuts and reductions included permanent cost savings that had been identified by management, as well as the interim cessation of certain spending that may be restarted in future quarters. These cost cuts included:

●	Negotiating lower fees or suspending services from third party vendors;
●	Implementing certain hiring restrictions;
●	Delaying or cancelling non-critical information technology projects;
●	Eliminating travel, entertainment, meeting, and event expenses; and
●	Reducing the size of our sales force and eliminating certain staff positions.

Employees and Sales Force

As live interactions with HCPs resumed during the third quarter of 2020, when healthcare professional offices opened, we continue to utilize digital engagement tools and tactics and virtual detailing to remain engaged with prescribers and distribution channels to supplement live interactions.

●	Our sales force continues to support HCPs remotely, when it is necessary, including the sales forces’ ability to continue to provide HCPs with access to patient product samples, product marketing information, and information regarding patient affordability programs and support services.
●	Our sales force is in regular interaction with HCPs, including conducting live and “virtual” lunch and learn programs with providers.
●	Our sales force also continues product training, including sharing best practices, in advance of our anticipated future sales and marketing ramp.

Remote Pharmacy and At-Home Delivery Options

As of the date of this Quarterly Report on Form 10-Q, we are providing continued access to our products for patients.

●	Our products have broad distribution at all major retail pharmacy chains across the country.
●	vitaCare patient model assists patients in obtaining easy and convenient access to their prescriptions for products at a retail pharmacy of their choice, including via home delivery retail pharmacy options. We anticipate that home delivery pharmacy options will continue to be attractive to patients during the COVID-19 pandemic.
●	We anticipate that vitaCare will support continued patient access to our products during the COVID-19 pandemic and will help sustain refill trends for our products given vitaCare’s broad use by our patients.
●	We have also engaged with independent community pharmacies and multiple third-party online pharmacies and telemedicine providers that focus on contraception or menopause to help ensure patients have real-time access to both diagnosis and treatment.
●	We have developed relationships with industry leaders and emerging technology companies in the telehealth sector, a sector that has seen accelerated growth as a result of COVID-19. Recognizing the importance of telehealth particularly in the contraception category, we began developing various telehealth partnerships in 2019. Among those partnerships are leading online telemedicine platforms which focus on directly prescribing and filling birth control directly to patients.

Supply of Products

As of the date of this Quarterly Report on Form 10-Q, we do not anticipate a shortage of our products due to the COVID-19 pandemic.

●	We currently have sufficient inventory of finished product in our contracted warehouses to meet anticipated demand through the next six months.
●	We currently do not foresee any interruption in our contract manufacturers’ abilities to continue to manufacture additional products to be used. Our contract manufacturers have sufficient active pharmaceutical ingredients on hand for the continued manufacture of our products and there is currently no interruption in the supply chain for the active pharmaceutical ingredients for our products.
●	We currently have uninterrupted wholesale and retail distribution of our products and are actively working to ensure that there continues to be an adequate supply of our products at pharmacies for sales to patients.

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

In late January 2020, we submitted a New Drug Application, or NDA, efficacy supplement for the 0.5/100 mg dose of BIJUVA to the FDA for review and potential approval. The NDA efficacy supplement used existing data from our Phase 3 REPLENISH trial for BIJUVA, for which we announced results in December 2016, together with additional information and analyses.  On November 5, 2020, we withdrew the NDA efficacy supplement. We currently intend to file a Formal Dispute Resolution Request, or FDRR, with the FDA that disputes the FDA’s requirement that the efficacy supplement meet approval standards that have not been required of other approved drugs in BIJUVA’s therapeutic class. There can be no assurance that we will prevail with respect to the FDRR, if filed, or that the 0.5/100 mg dose of BIJUVA will be approved.

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

ANNOVERA

In July 2018, we entered into an exclusive license agreement with the Population Council to commercialize in the U.S. ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only annual patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a total of 13 cycles (one year), which was approved by the FDA in August 2018. In October 2019, we began a “test and learn” market introduction phase of launch for ANNOVERA. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative on July 1, 2020.

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

HCP Education - Initially, we focus on the high writing and high potential HCPs in each territory to gain a full understanding of their prescribing behavior and practices. Our focus is on driving initial prescriptions of these writers for each new product launch and utilizing the time to also pull through on our portfolio of existing products. Once regular writing is established with the initial group of HCPs, we expand our reach to a larger set of HCPs writing in the category. We educate HCPs on our products primarily with our field sales organization supplemented by non-personal promotion. Our sales force currently targets approximately 130 territories, which includes the most significant part of the addressable markets across our product portfolio. As of September 30, 2020, more than 20,400 HCPs had written at least one prescription for IMVEXXY and more than 6,600 HCPs had written at least one prescription for BIJUVA, the majority of whom are also IMVEXXY writers demonstrating the value of portfolio and focus. In addition, as of September 30, 2020, more than 3,500 HCPs had written at least one prescription for ANNOVERA. In addition to our sales organization, we leverage non-personal promotion (multi-channel advertising) to targets and non-targets designed to drive awareness, education, and action. These efforts are designed to allow for pull through of the sales organization’s efforts and identification of new targets that have interest in writing prescriptions for one or more of our products. We believe this will drive increased prescribing for our products and lift the overall writing universe and our products to top of mind in the HCP community.

 BIO-IGNITE - In addition to our sales organization calling on HCPs, we have a Key Account Management, or KAM, team to support our existing BIO-IGNITE pharmacy partners and additional pharmacies that wish to enroll in the BIO-IGNITE program. Additionally, KAMs are focusing on supporting current prescribers of BIJUVA as well as high decile prescribers of hormone therapy for menopause.

Payer Access - With the ever-changing payer environment, we believe it is critical to maximize breadth of coverage as quickly as possible to not inhibit patient access to product. We do this while working to negotiate the best possible contracts for us. Many commercial payers employ “new-to-market blocks” for newly launched products until the payers have the opportunity to make a coverage decision based upon their internal review of the product. When a product is not covered, the patient is responsible to pay the full price for the medication, which can significantly limit utilization of the product. As we seek to increase the number of lives covered by commercial payers, it is our objective to continue to seek unrestricted coverage. As of September 30, 2020, we have obtained coverage for the majority of commercial payers by commercial payer lives for IMVEXXY and BIJUVA and continue to seek unrestricted coverage from the remaining commercial insurance plans that we have not yet contracted with to provide affordable access for patients. For IMVEXXY, we achieved unrestricted coverage with the top ten commercial payers of VVA products by commercial payer lives and we continue to sign new agreements with other payers to cover IMVEXXY. In addition, as of September 30, 2020, four of the top eight Medicare Part D payers of VVA products, based on covered lives, were adjudicating IMVEXXY, with additional decisions for other Medicare Part D payers expected during the second half of 2020. For BIJUVA, through September 30, 2020, we have achieved unrestricted coverage with nine of the top ten commercial payers of VMS products by commercial payer lives and we continue to sign new agreements with payers to cover BIJUVA. Although Medicare is a small percentage of the VMS market, as of September 30, 2020, two of the top six Medicare Part D payers of VMS products, based on covered lives, were adjudicating BIJUVA.

For ANNOVERA, we believe that its unique characteristics will assist us in pursuing favorable commercial payer coverage, including only one pharmacy fill fee per year and no office visit or procedure fees. We have made substantial progress in achieving unrestricted access to ANNOVERA through commercial payers, including having achieved adjudication with six of the top ten commercial payers by commercial payer lives as of September 30, 2020, and we continue to pursue discussions with several of the country’s largest commercial insurers to further expand coverage. As of September 30, 2020, approximately 61% of the commercial payer market covered ANNOVERA with unrestricted access under pharmacy benefits and approximately 73% covered ANNOVERA with step or prior authorization access.

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

●	We continue to support our patient education and affordability program that allows all eligible patients who enroll to receive IMVEXXY and BIJUVA at a reasonable cost. When a product is not covered by a patient’s commercial insurance, the patient is responsible to pay the full price for the medication, which can significantly limit a patient’s ability to pay and subsequent utilization of the product. For IMVEXXY and BIJUVA, enrolled patients pay as little as $35 for a prescription with commercial insurance coverage and pay as little as $50 for a prescription without commercial insurance coverage. For ANNOVERA, for commercially insured patients, we offer patients assistance for as low as $60 for an annual prescription. Many patients will not need a co-pay assistance program for ANNOVERA given the requirements of the Affordable Care Act, or ACA, at the federal level and similar laws at the state level.

●	We continue to dialogue with the FDA regarding the potential inclusion of ANNOVERA as a new class of contraception for women in the FDA’s Birth Control Guide, which would require private health plans to cover ANNOVERA with no patient out-of-pocket costs as part of the ACA. There is no assurance that the FDA will make such a determination and it is possible that other FDA-approved products could also be included in such a new class. The FDA may also find that ANNOVERA fits into the vaginal contraceptive ring class, which it would share with NuvaRing and its generic equivalents, and potentially others. Eight states require insurance coverage of prescription contraception with co-pay regardless of inclusion in the FDA’s Birth Control Guide and 11 states, plus Washington D.C., require coverage of prescription contraception with no co-pay regardless of inclusion in the FDA’s Birth Control Guide.

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

License Agreement with Knight

In July 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Pursuant to the terms of the Knight License Agreement, Knight paid us $2 million in milestone fees upon the first regulatory approval in Canada for IMVEXXY and BIJUVA in the third quarter of 2020, and is also required to pay us sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY and BIJUVA and royalties based on aggregate annual sales of each of IMVEXXY and BIJUVA in Canada and Israel. Knight will be responsible for all regulatory and commercial activities in Canada and Israel related to IMVEXXY and BIJUVA. We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY and BIJUVA in Canada within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters. As part of the Knight License Agreement, Knight is prohibited from exporting IMVEXXY and BIJUVA to the United States.

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

Intellectual Property

As of September 30, 2020, we had 35 issued foreign patents and 35 issued domestic or, U.S., patents, which included 14 domestic utility patents that relate to BIJUVA, three domestic patents that relate to estradiol and progesterone product candidates, ten domestic patents that relate to IMVEXXY, which establish an important intellectual property foundation for IMVEXXY, one domestic utility patent that relates to a pipeline transdermal patch technology, one domestic utility patent that relates to our topical-cream candidates, two domestic patents that relate to formulations containing progesterone, one domestic utility patent that relates to our OPERA® information technology platform, that we wrote off, and three domestic utility patents that relate to TX-009HR, our progesterone and estradiol drug candidate. During the nine months ended September 30, 2020 and 2019, we wrote off $584,509 and $78,864, respectively, in costs related to trademarks and patents.

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

The following table indicates our research and development expense by project for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(000s)		(000s)
TX 001-HR(BIJUVA)	$563	$454	$1,680	$2,869
TX 004-HR(IMVEXXY)	248	527	1,004	1,869
ANNOVERA	439	396	1,308	2,109
Other research and development	777	2,701	4,046	8,513
Total	$2,027	$4,078	$8,038	$15,360

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

Results of Operations

Three months ended September 30, 2020 compared with three months ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	Change
		(000s)
Product revenue, net	$17,343	$8,213	$9,130
License revenue	2,000	15,506	(13,506)
Cost of goods sold	3,279	1,444	1,835
Operating expenses	41,037	49,347	(8,310)
Operating loss	(24,973)	(27,072)	2,099
Other expense, net	(7,638)	(4,895)	(2,743)
Net loss	$(32,611)	$(31,967)	$(644)

Revenue and Cost of Goods Sold

Product revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. We launched IMVEXXY in the third quarter of 2018 and BIJUVA in the second quarter of 2019. We started selling ANNOVERA in the third quarter of 2019. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative on July 1, 2020. Product revenue for the three months ended September 30, 2020 increased approximately $9,130,000, or 111%, to approximately $17,343,000, compared with approximately $8,213,000 for the three months ended September 30, 2019. Product revenue increased primarily due to continued ramping of sales of IMVEXXY, BIJUVA and ANNOVERA during the three months ended September 30, 2020, as compared to the prior period, partially offset by a decrease in prenatal vitamins sales and slower than anticipated growth of our product revenue due to the impact of the COVID-19 pandemic.

Sales of IMVEXXY increased approximately $2,069,000 as compared to the prior period, primarily due to increased net product revenue per unit partially offset by a lower number of units sold. Sales of BIJUVA increased approximately $1,156,000 as compared to the prior period, primarily due to a higher number of units sold and increased net product revenue per unit. Sales of ANNOVERA increased approximately $6,019,000 as compared to the prior period, primarily due to a higher number of units sold and increased net product revenue per unit. In addition, during the three months ended September 30, 2020, our prenatal vitamin sales decreased approximately $114,000 due to a decreased number of units sold, partially offset by increased net product revenue per unit as compared to the prior period. In addition to our product revenue, during the three months ended September 30, 2020, we recognized license revenue of $2,000,000 from two non-refundable milestone payments from Knight under the terms of the Knight License Agreement, which we recognized at the point in time upon the regulatory approvals in Canada of each of IMVEXXY and BIJUVA. During the three months ended September 30, 2019, we recognized license revenue of approximately $15,506,000 from the upfront fee, which was a non-refundable payment, payable to us by Theramex under the terms of the Theramex License Agreement, which we recognized at the point in time when Theramex was able to use and benefit from the license, which was when the knowledge transfer of regulatory documents occurred.

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

Cost of goods sold increased approximately $1,835,000, or 127%, to approximately $3,279,000 for the three months ended September 30, 2020, as compared with approximately $1,444,000 for the three months ended September 30, 2019. This increase in cost of goods sold is attributable to the 111% increase in product revenue as compared to the prior period, an increase in the amortization of our license fee related to ANNOVERA of approximately $746,000, an increase in royalty fees of approximately $301,000, as well as approximately $152,000 of inventory obsolescence expense recorded during the three months ended September 30, 2020 as compared to the prior period. Our gross margin related to prescription products was approximately 81% and 82% for the three-month periods ended September 30, 2020 and 2019, respectively. The change in our gross margin between the two periods is primarily related to the change in product mix and its related costs.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Three Months Ended September 30,
	2020	2019
Sales and marketing costs, excluding human resources costs	39.4%	45.7%
Human resources related costs, including salaries, benefits and taxes	35.2%	27.4%
Product research and development costs	4.9%	8.3%
Professional fees and consulting costs	6.1%	8.3%
Other operating expenses	14.4%	10.3%

Our principal operating costs include the following items.

	Three Months Ended September 30,
	2020	2019	Change
		(000s)
Sales and marketing costs, excluding human resources costs	$16,182	$22,547	$(6,365)
Human resources related costs	14,434	13,507	927
Product research and development costs	2,027	4,078	(2,051)
Professional fees and consulting costs	2,512	4,100	(1,588)
Other operating expenses	5,882	5,115	767
Total operating expenses	$41,037	$49,347	$(8,310)

Sales and marketing costs, excluding human resources costs, for the three months ended September 30, 2020 decreased by approximately $6,365,000, or 28%, to approximately $16,182,000, compared with approximately $22,547,000 for the three months ended September 30, 2019. The sales and marketing costs, excluding human resources costs, decreased due to cost cutting initiatives put in place at the beginning of the COVID-19 pandemic, including reducing consulting and agency fees, reduced travel and lower physician education and training expenses caused by restrictions on in-person speaker programs due to the COVID-19 pandemic, which was partially offset by higher advertising expense and higher incentives during the three months ended September 30, 2020 as compared to the prior period.

Human resources costs, including salaries, benefits and taxes, for the three months ended September 30, 2020 increased by approximately $927,000, or 7%, to approximately $14,434,000, compared with approximately $13,507,000 for the three months ended September 30, 2019, as a result of an increase of approximately $725,000 in non-cash compensation expense included in this category related to employee stock-based compensation and an increase of approximately $202,000 in personnel costs due to continued commercialization of our prescription products.

Product research and development costs for the three months ended September 30, 2020 decreased by approximately $2,051,000, or 50%, to approximately $2,027,000, compared with approximately $4,078,000 for the three months ended September 30, 2019. Product research and development costs include costs related to manufacturing validation and early development trials, as well as salaries, wages, non-cash compensation, and benefits of personnel involved in research and development activities. Product research and development expenditures have been reduced as we refocused our resources towards the commercialization of our approved pharmaceutical products. We continue to deploy limited resources as we develop our drug pipeline, continue stability testing and validation on our pharmaceutical products, develop and validate secondary manufacturers, prepare regulatory submissions and work with regulatory authorities on existing submissions.

●	Since the project’s inception in February 2013, we have incurred approximately $132,715,000 in research and development costs with respect to BIJUVA.

●	Since the project’s inception in August 2014, we have incurred approximately $49,266,000 in research and development costs with respect to IMVEXXY.

For a discussion of the nature of efforts, steps and costs related to our research and development projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Professional fees and consulting costs for the three months ended September 30, 2020 decreased by approximately $1,588,000, or 39%, to approximately $2,512,000, compared with approximately $4,100,000 for the three months ended September 30, 2019, primarily as a result of decreased recruiting and consulting fees, partially offset by increased legal fees.

All other operating expenses for the three months ended September 30, 2020 increased by approximately $767,000, or 15%, to approximately $5,882,000, compared with approximately $5,115,000 for the three months ended September 30, 2019, primarily as a result of increased dues and subscriptions, rent, and insurance, partially offset by decreased information technology, other office and travel expenses in part due to travel restrictions caused by the COVID-19 pandemic.

Operating Loss

As a result of the foregoing, our operating loss decreased approximately $2,099,000, or 8%, to approximately $24,973,000 for the three months ended September 30, 2020, compared with approximately $27,072,000 for the three months ended September 30, 2019, primarily as a result of a decrease in total operating expenses due to cost cutting initiatives put in place due to the COVID-19 pandemic and an increase in product revenue partially offset by increased cost of goods sold and decreased license revenue as compared to the prior period.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA and ANNOVERA will be successful.

Other expense, net

Other non-operating expenses, net increased by approximately $2,743,000, or 56%, to an expense of approximately $7,638,000 for the three months ended September 30, 2020, compared with an expense of approximately $4,895,000 for the three months ended September 30, 2019, primarily as a result of increased interest expense related to our Financing Agreement. For more information regarding our Financing Agreement, see “Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $644,000, or 2%, to approximately $32,611,000 for the three months ended September 30, 2020, compared with approximately $31,967,000 for the three months ended September 30, 2019. Net loss per share of Common Stock, basic and diluted, was ($0.12) and ($0.13) for the three months ended September 30, 2020 and 2019, respectively.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	Change
		(000s)
Product revenue, net	$40,294	$18,239	$22,055
License revenue	2,000	15,506	(13,506)
Cost of goods sold	10,394	3,456	6,938
Operating expenses	152,834	137,102	15,732
Operating loss	(120,934)	(106,813)	(14,121)
Other expense, net	(20,503)	(19,896)	(607)
Net loss	$(141,437)	$(126,709)	$(14,728)

Revenue and Cost of Goods Sold

Product revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. We launched IMVEXXY in the third quarter of 2018 and BIJUVA in the second quarter of 2019. We started selling ANNOVERA in the third quarter of 2019. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative on July 1, 2020. Product revenue for the nine months ended September 30, 2020 increased approximately $22,055,000, or 121%, to approximately $40,294,000, compared with approximately $18,239,000 for the nine months ended September 30, 2019. Product revenue increased primarily due to continued ramping of sales of IMVEXXY, BIJUVA and ANNOVERA, partially offset by slower than anticipated growth of our product revenue due to the impact of the COVID-19 pandemic.

Sales of IMVEXXY increased approximately $8,414,000 as compared to the prior period, sales of BIJUVA increased approximately $3,485,000 as compared to the prior period, and sales of ANNOVERA increased approximately $10,127,000 as compared to the prior period, in each case primarily due to a higher number of units sold and increased net product revenue per unit. In addition, during the nine months ended September 30, 2020, our prenatal vitamin sales increased approximately $29,000 due to increased net product revenue per unit as compared to the prior period, partially offset by a decreased number of units sold. In addition to our product revenue, during the nine months ended September 30, 2020, we recognized aggregate license revenue of $2,000,000 from two non-refundable milestone payments from Knight under the terms of the Knight License Agreement, which we recognized at the point in time upon the regulatory approvals in Canada of each of IMVEXXY and BIJUVA. During the nine months ended September 30, 2019, we recognized license revenue of approximately $15,506,000 from the upfront fee, which was a non-refundable payment, payable to us by Theramex under the terms of the Theramex License Agreement, which we recognized at the point in time when Theramex was able to use and benefit from the license, which was when the knowledge transfer of regulatory documents occurred.

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

Cost of goods sold increased approximately $6,938,000, or 201%, to approximately $10,394,000 for the nine months ended September 30, 2020, compared with approximately $3,456,000 for the nine months ended September 30, 2019. This increase is attributable to a 121% increase in product revenue as compared to the prior period, an increase in royalty fees of approximately $506,000, and an increase in amortization of our license fee related to ANNOVERA of approximately $2,246,000, as well as an increase of $2,232,000 inventory obsolescence expense, primarily related to BIJUVA, as compared to the prior period. Our gross margin related to prescription products was approximately 74% and 81% for the nine-month periods ended September 30, 2020 and 2019, respectively. The change in our gross margin between the two periods is primarily related to the change in product mix and its related costs, as well as inventory obsolescence expense described above.

Operating Expenses

Our principal operating costs include the following items as a percentage of total operating expenses.

	Nine Months Ended September 30,
	2020	2019
Sales and marketing costs, excluding human resources costs	46.5%	44.2%
Human resources related costs, including salaries, benefits and taxes	30.6%	27.1%
Product research and development costs	5.3%	11.2%
Professional fees and consulting costs	5.7%	7.3%
Other operating expenses	11.9%	10.2%

Our principal operating costs include the following items:

	Nine Months Ended September 30,
	2020	2019	Change
	(000s)
Sales and marketing costs, excluding human resources costs	$71,051	$60,537	$10,514
Human resources related costs	46,779	37,162	9,617
Product research and development costs	8,038	15,360	(7,322)
Professional fees and consulting costs	8,734	10,025	(1,291)
Other operating expenses	18,232	14,018	4,214
Total operating expenses	$152,834	$137,102	$15,732

Sales and marketing costs, excluding human resources costs, for the nine months ended September 30, 2020 increased by approximately $10,514,000, or 17%, to approximately $71,051,000, compared with approximately $60,537,000 for the nine months ended September 30, 2019. This increase was primarily due to higher expenses associated with sales and marketing efforts to support the significant initiative related to the launch of ANNOVERA in March 2020, which was subsequently paused as a result of the COVID-19 pandemic and relaunched on July 1, 2020, as well as continuing to support the commercialization of BIJUVA and IMVEXXY, which was partially offset by cost cutting initiatives put in place at the beginning of the COVID-19 pandemic, including reducing consulting and agency fees. Sales and marketing costs, excluding human resources costs, also increased as compared to the prior period as a result of higher sales incentives due to the increase in product revenue, which was partially offset by lower physician education, training and travel expenses caused by restrictions on in-person speaker programs due to the COVID-19 pandemic. In addition, we recorded the write down of product samples of approximately $5,100,000, during the nine months ended September 30, 2020, primarily related to BIJUVA.

Human resources costs, including salaries, benefits and taxes, for the nine months ended September 30, 2020 increased by approximately $9,617,000, or 26%, to approximately $46,779,000, compared with approximately $37,162,000 for the nine months ended September 30, 2019, as a result of an increase of approximately $8,180,000 in personnel costs primarily in sales, marketing and regulatory areas to support commercialization of our prescription products, partially offset by cost cutting measures implemented due to the COVID-19 pandemic, and an increase of approximately $1,437,000 in non-cash compensation expense included in this category related to employee stock-based compensation during 2020 as compared to 2019.

Product research and development costs for the nine months ended September 30, 2020 decreased by approximately $7,322,000, or 48%, to approximately $8,038,000, compared with approximately $15,360,000 for the nine months ended September 30, 2019. Product research and development costs include costs related to manufacturing validation and early development trials, as well as salaries, wages, non-cash compensation, and benefits of personnel involved in research and development activities. Product research and development expenditures have been reduced as we refocused our resources towards the commercialization of our approved pharmaceutical products. We continue to deploy limited resources as we develop our drug pipeline, continue stability testing and validation on our pharmaceutical products, develop and validate secondary manufacturers, prepare regulatory submissions and work with regulatory authorities on existing submissions.

●	Since the project’s inception in February 2013, we have incurred approximately $132,715,000 in research and development costs with respect to BIJUVA.

●	Since the project’s inception in August 2014, we have incurred approximately $49,266,000 in research and development costs with respect to IMVEXXY.

For a discussion of the nature of efforts, steps and costs related to our research and development projects, see “Item 1. Business — Research and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses” contained in our Annual Report.

Professional fees and consulting costs for the nine months ended September 30, 2020 decreased by approximately $1,291,000, or 13%, to approximately $8,734,000, compared with approximately $10,025,000 for the nine months ended September 30, 2019, primarily as a result of reduced recruiting and consulting fees partially offset by increased legal, accounting and other professional fees.

All other operating expense for the nine months ended September 30, 2020 increased by approximately $4,214,000, or 30%, to approximately $18,232,000, compared with approximately $14,018,000 for the nine months ended September 30, 2019, primarily as a result of increased insurance, dues and subscriptions, rent, and information technology expenses, partially offset by lower other office and travel expenses due to travel restrictions caused by the COVID-19 pandemic.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $14,121,000, or 13%, to approximately $120,934,000 for the nine months ended September 30, 2020, compared with approximately $106,813,000 for the nine months ended September 30, 2019, primarily as a result of an increase in total operating expenses to support commercialization and launch efforts related to our pharmaceutical products, as well as write off of product samples and inventory due to the COVID-19 pandemic, as described above, partially offset by increased total net product revenue.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA, and ANNOVERA will be successful.

Other expense, net

Other non-operating expense, net increased by approximately $607,000, or 3%, to an expense of approximately $20,503,000 for the nine months ended September 30, 2020, compared with an expense of approximately $19,896,000 for the nine months ended September 30, 2019, primarily as a result of increased interest expense related to our Financing Agreement partially offset by the loss on extinguishment of debt of $10,058,000 incurred during the nine months ended September 30, 2019. For more information regarding our Financing Agreement, see “Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss increased approximately $14,728,000, or 12%, to approximately $141,437,000 for the nine months ended September 30, 2020, compared with approximately $126,709,000 for the nine months ended September 30, 2019. Net loss per share of Common Stock, basic and diluted, was ($0.52) and ($0.53) for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our Common Stock and private placements of equity and debt securities. For the three-year period ended December 31, 2019, we received approximately $236,000,000 in net proceeds from the issuance of shares of our Common Stock. As of September 30, 2020, we had cash and cash equivalents totaling approximately $79,634,000. However, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

Our net days sales outstanding, or net DSO, is calculated by dividing gross accounts receivable less the reserve for doubtful accounts, chargebacks and payment discounts by the average daily net product revenue during the quarter. We also disclose gross DSO, which includes the calculation of gross accounts receivable divided by the average daily gross product revenue to distributors during the quarter. For the three months ended September 30, 2020, our gross DSO was 56 days compared to 55 days for the three months ended December 31, 2019 and our net DSO was 128 days for the three months ended September 30, 2020 compared to 141 days for the three months ended December 31, 2019. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the launches of IMVEXXY, BIJUVA, and ANNOVERA and changes in the healthcare industry. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the COVID-19 pandemic, or other customer-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables in the future.

On April 24, 2019, we entered into a Financing Agreement, as amended, or the Financing Agreement, with TPG Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, which provides us with up to a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provides for fund availability in multiple tranches: $200,000,000 was drawn upon entering into the Financing Agreement while an additional $50,000,000 was drawn on February 18, 2020. An additional $50,000,000 was previously available to us in the Administrative Agent’s sole and absolute discretion either contemporaneously with the delivery of our financial statements for the quarter ended June 30, 2020 or at such earlier date as the Administrative Agent may have consented to. Due to the pause in the full launch of ANNOVERA caused by the COVID-19 pandemic, the undrawn $50,000,000 trance under the Financing Agreement is no longer available.

On August 5, 2020, we and our subsidiaries entered into Amendment No. 5 to the Financing Agreement, or Amendment No. 5, with the Administrative Agent and the lenders party thereto, pursuant to which we modified the minimum consolidated net product revenue requirements attributable to commercial sales of our IMVEXXY, BIJUVA, and ANNOVERA products, which requirements are effective beginning with the fiscal quarter ending December 31, 2020. In lieu of a cash amendment fee, to induce the lenders to enter into Amendment No. 5, on August 5, 2020, we issued warrants, or the Warrants, to the lenders under the Financing Agreement to purchase an aggregate of 4,752,116 shares of Common Stock, pursuant to a subscription agreement among the parties, or the Subscription Agreement. The Warrants have an exercise price of $1.58 per share of Common Stock and an expiration date of August 5, 2030. The Warrants may also be exercised via cashless exercise pursuant to the terms thereof. No registration rights were issued pursuant to the Warrants or Subscription Agreement. On November 8, 2020, in connection with entering into Amendment No. 6 to the Financing Agreement, we amended the Warrants to provide for an adjustment to the exercise price if we conduct certain dilutive issuances prior to December 31, 2020, or if the volume-weighted average price of our Common Stock for the fifteen trading days ending December 31, 2020 is lower than the then-current exercise price.

As of the filing date of this Quarterly Report on Form 10-Q, our cash balance was above the $60 million balance as required by the Financing Agreement. On November 8, 2020, we and our subsidiaries entered into Amendment No. 6 to the Financing Agreement, or Amendment No. 6, with the Administrative Agent and the lenders party thereto, pursuant to which we temporarily lowered the minimum required cash balance from $60 million to $45 million through December 31, 2020. After December 31, 2020, the minimum cash balance will revert to $60 million. Based on our current projections, we will need to raise additional capital to remain in compliance with this minimum cash balance covenant for the next twelve months from the issuance of these financial statements.

In order to address our projected capital needs, we are pursuing various equity financing and other alternatives including the sale of a controlling interest in vitaCare Prescription Services for which we commenced a sale process and received initial indications of interest. The equity financing alternatives may include the private placement of equity, equity-linked, or other similar instruments or obligations with one or more investors, lenders, or other institutional counterparties or an underwritten public equity or equity-linked securities offering. Our ability to sell equity securities may be limited by market conditions. To the extent that we raise additional capital through the sale of such securities, the ownership interests of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders.

Along with considering additional financings, we have reviewed numerous potential scenarios in connection with the impact of COVID-19 on our business including the impact of the recent steps we have taken to reduce our operating expenses in response. Based on our analysis, we believe that our existing cash reserves along with potential proceeds from the sale of certain non-core assets of the Company and proceeds from potential future financings, if available to us, would be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months from the date of this Quarterly Report on Form 10-Q.

However, if we are unsuccessful with future financings and if the successful commercialization of IMVEXXY, BIJUVA, or ANNOVERA is delayed, or the continued impact of the COVID-19 pandemic on our business is worse than we anticipate, our existing cash reserves would be insufficient to maintain compliance with the Financing Agreement covenants or satisfy our liquidity requirements until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA. The presence of these projected factors in conjunction with the uncertainty of the capital markets raises substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We need substantial amounts of cash to complete the launch and commercialization of our hormone therapy and contraceptive drugs. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Nine Months Ended September 30,
	2020	2019
	(000s)
Net cash used in operating activities	$(129,149)	$(114,900)
Net cash used in investing activities	$(1,069)	$(3,178)
Net cash provided by financing activities	$49,022	$111,796

Operating Activities

The principal use of cash in operating activities for the nine months ended September 30, 2020 was to fund our current expenses primarily related to supporting commercialization activities for IMVEXXY, BIJUVA, and ANNOVERA, sales, marketing, scale-up and manufacturing activities and clinical development, adjusted for non-cash items. The increase of approximately $14,249,000 in cash used in operating activities for the nine months ended September 30, 2020 compared with the prior year was primarily due to an increase in our net loss and changes in the components of working capital partially offset by an increase in non-cash items.

Investing Activities

Investing activities include costs related to patents and fixed assets. Net cash used in investing activities for the nine months ended September 30, 2020 decreased by approximately $2,109,000 primarily due to lower costs related to the purchase of fixed assets during the nine months ended September 30, 2020 compared with the prior period.

Financing Activities

Financing activities currently represent the principal source of our cash flow. Our financing activities for the nine months ended September 30, 2020 provided net cash of approximately $49,022,000 which consisted of the funding from our Financing Agreement of $50,000,000 and the exercise of options to purchase Common Stock of approximately $272,000, partially offset by the payment of deferred financing fees of $1,250,000. Our financing activities for the nine months ended September 30, 2019 provided net cash of approximately $111,796,000, which consisted of the net funding from our Facility of approximately $193,348,000 and the exercise of options and warrants to purchase Common Stock of approximately $109,000, partially offset by the repayment of the MidCap Agreement of approximately $81,661,000.

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

Amounts borrowed under the Financing Agreement accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.20%. Considering the total outstanding principal balance under the Financing Agreement of $250,000,000 at September 30, 2020, a 1.0% change in interest rates would result in an impact to loss before income taxes of $2,500,000 per year.

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

Changes in Internal Controls

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of the novel COVID-19 has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including virtually all of the United States. Our business has been, and we anticipate that it will continue to be, impacted by the COVID-19 pandemic. During the third quarter of 2020, all of our products remained affected by the COVID-19 pandemic, primarily due to our sales force having limited access to healthcare professionals and our patients deferring visits to healthcare professionals in certain areas. While we have developed a comprehensive COVID-19 contingency plan designed to preserve the value of our investments in our sales and marketing infrastructure, protect our balance sheet during this period of market disruption and meet the needs of our patients and prescribers, the severity of the impact of the COVID-19 pandemic on our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.

Stay at home, quarantine and social distancing orders and closures and restrictions on travel have negatively affected the ability of our sales force to access healthcare providers to promote our products and the ability of patients to visit their healthcare professionals for non-emergent matters. Our sales force is continuing to use a hybrid model of office visits when necessary and digital engagement tools and tactics and virtual detailing, which may be less effective than our ordinary course sales and marketing programs. Increases in unemployment could reduce access to commercial health insurance for our patients, thus limiting payer coverage for our products, which could lead to increased use of our co-pay assistance programs and negatively affect our results of operations.

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

Our level of indebtedness and the terms of the Financing Agreement could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with certain actual net revenue covenants and other restrictions in the Financing Agreement, the repayment of our existing indebtedness could be accelerated.

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

The Financing Agreement requires us to make certain payments of principal and interest over time and contains certain minimum quarterly product revenue requirements and several other restrictive covenants. We are required to achieve total minimum net revenue requirement for ANNOVERA, IMVEXXY, and BIJUVA equal to (i) $20 million for the fiscal quarter ending December 31, 2020, (ii) $25 million, $37.5 million, $47.5 million, and $57.5 million for the first, second, third, and fourth quarters of 2021, respectively, (iii) $65.0 million, $75.0 million, $85.0 million and $95.0 million for the first, second, third, and fourth quarters of 2022, respectively, and (iv) $95.0 million for each fiscal quarter thereafter. Among other requirements of the Financing Agreement, we and our subsidiaries party to the Financing Agreement must maintain a minimum unrestricted cash balance of $60.0 million (which, pursuant to Amendment No. 6, is being temporarily lowered to a minimum required cash balance of $45.0 million through December 31, 2020). The Financing Agreement also contains covenants that limit, among other things, the ability of us and our subsidiaries party to the Financing Agreement to (i) incur indebtedness, (ii) incur liens on our property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain permitted indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. These and other terms in the Financing Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. In order to maintain compliance with the minimum unrestricted cash balance requirement of the Financing Agreement, we anticipate that we will need to raise additional capital.  We cannot guarantee that future financing sufficient to maintain or exceed the minimum unrestricted cash balance will be available in sufficient amounts, in a timely fashion or on terms acceptable to us, if at all. If we are unable to maintain the minimum unrestricted cash balance, achieve any of the total minimum net revenue requirements or otherwise comply with any other covenant of the Financing Agreement, all or a portion of our obligations under the Financing Agreement may be declared immediately due and payable, which would have a material adverse effect on our business, results of operations and financial condition.

Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies, especially in light of the COVID-19 pandemic. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations.

We may not recognize any anticipated benefits of the proposed disposition of vitaCare Prescription Services or any other divestitures we may pursue in the future.

We have commenced a process for the divestiture of vitaCare Prescription Services. Additionally, we may evaluate other potential divestiture opportunities with respect to portions of our business from time to time, and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy and we would be able to realize value for our stockholders in so doing. There can be no assurance that we will be able to sell vitaCare Prescription Services. Any divestiture or disposition, including the planned disposition of vitaCare Prescription Services, could expose us to significant risks, including, without limitation, fees for legal and transaction-related services, diversion of management resources, transaction execution risks (including risks resulting from buyer financing and due diligence contingencies and other closing conditions), loss of key personnel and reduction in revenue. Further, we may be required to retain or indemnify a buyer against certain liabilities and obligations in connection with any such divestiture, and we may also become subject to third-party claims arising out of such divestiture. In addition, we may not achieve the expected price in a divestiture transaction, including the proposed sale of vitaCare Prescription Services, which could result in additional losses being recorded. If we do not realize the expected strategic, economic, or other benefits of any divestiture transaction, it could adversely affect our financial condition and results of operations. A divesture of vitaCare Prescription Services may be subject to various third party consents. There can be no assurances that we will obtain any necessary consents of governmental authorities or other third parties that might be required in order for us to sell vitaCare Prescription Services or effectuate any other divesture. If we are unable to consummate the divestiture of vitaCare Prescription Services for any reason, our business and financial position could be adversely impacted.

Item 5. Other Information

On November 8, 2020, we entered into indemnification agreements with each of our directors and executive officers which may be, in some cases, broader than the specific indemnification provisions under Nevada law. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Nevada law, including indemnification of expenses (including, but not limited to, as attorneys' fees and other litigation-related expenses), judgments, fines and amounts paid in settlement actually and reasonably incurred by the director or executive officer, or on the director or executive officer, in connection with such proceeding or any claim, issue, or matter therein, if such director or executive officer either (i) is not liable under Section 78.138 of the Nevada Revised Statutes, or (ii) acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of our company, and with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful in any action or proceeding, including any action or proceeding by or in right of our company, arising out of the person's services as a director or executive officer. Pursuant to the indemnification agreements, we have agreed to advance all expenses incurred by or on behalf of the director or executive officer in connection with defending any proceeding, which amounts shall be repaid to our company if it is ultimately determined by a court of competent jurisdiction that the director or executive officer is not entitled to be indemnified by our company. The foregoing summary of the indemnification agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of indemnification agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On November 8, 2020, we and our subsidiaries entered into Amendment No. 6 to the Financing Agreement with the Administrative Agent and the lenders party thereto, pursuant to which we temporarily lowered the minimum required cash balance under the Financing Agreement from $60 million to $45 million through December 31, 2020. After December 31, 2020, the minimum cash balance will revert to $60 million. The foregoing summary of Amendment No. 6 does not purport to be complete and is subject to, and qualified in its entirety by, the full text of Amendment No. 6, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On November 8, 2020, in connection with entering into Amendment No. 6 to the Financing Agreement, we amended the Warrants to provide for an adjustment to the exercise price if we conduct certain dilutive issuances prior to December 31, 2020, or if the volume-weighted average price of our Common Stock for the fifteen trading days ending December 31, 2020 is lower than the then-current exercise price. The foregoing summary of the Warrant amendments does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Warrant amendments, a copy of which is filed as Exhibit 4.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Date	Description
4.1	August 5, 2020	Form of Warrant to Purchase Common Stock issued by TherapeuticsMD, Inc. to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020.(1)
4.2*	November 8, 2020	Amendment to Form of Warrant to Purchase Common Stock issued by TherapeuticsMD, Inc. to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020.
10.1	August 5, 2020	Amendment No. 5 to Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., Sixth Street Specialty Lending, Inc., and the lenders thereto.(1)
10.2	August 5, 2020	Subscription Agreement, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached hereto.(1)
10.3*	n/a	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors.
10.4*	November 8, 2020	Amendment No. 6 to Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., vitaCare Prescription Services, Inc., Sixth Street Specialty Lending, Inc., and the lenders thereto.
10.5*+	December 1, 2017	Amendment No. 1 to the Commercial Supply Agreement, between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC.
10.6*+	September 29, 2020	Amendment No. 2 to the Commercial Supply Agreement, between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC.
10.7*+	September 29, 2020	Amendment No. 2 to the Softgel Commercial Supply Agreement, between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC.
31.1*	November 9, 2020	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2*	November 9, 2020	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1**	November 9, 2020	Section 1350 Certification of Chief Executive Officer.
32.2**	November 9, 2020	Section 1350 Certification of Chief Financial Officer.
101.INS*	n/a	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	n/a	XBRL Taxonomy Extension Schema Document.
101.CAL*	n/a	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document.
101.LAB*	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document.
101.PRE*	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document.
104*	n/a	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+

Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

(1)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2020

THERAPEUTICSMD, INC.

By:	/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James C. D’Arecca
James C. D’Arecca
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael Donegan
Michael Donegan
Chief Accounting Officer
(Principal Accounting Officer)