Form 10-K
period 2020-12-31
TherapeuticsMD, Inc.
filed 2021-03-04
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (246,062,968 shares) based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $307,578,710.

As of March 1, 2021, there were outstanding 387,825,545 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

THERAPEUTICSMD, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2020
TABLE OF CONTENTS

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

TherapeuticsMD owns or has rights to trademarks, service marks, or trade names that are used in connection with the operation of its business including TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, ANNOVERA®, BIJUVA®, and IMVEXXY®. This Annual Report also contains trademarks and trade names of other companies.

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

PART I

Item 1.             Business

Overview

Our Company

TherapeuticsMD is a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. At TherapeuticsMD, we combine entrepreneurial spirit, clinical expertise, and business leadership to develop and commercialize health solutions that enable new standards of care for women. Our solutions range from a novel patient-controlled, procedure free, long-lasting contraceptive to advanced U.S. Food and Drug Administration, or FDA, approved bio-identical hormone therapy pharmaceutical products for the treatment of vasomotor symptoms and dyspareunia We also have a portfolio of branded and generic prescription prenatal vitamins under the vitaMedMD and BocaGreenMD brands that furthers our women’s healthcare focus.

Our portfolio of products focused on women’s health allows us to efficiently leverage our sales and marketing plans to grow our recently approved products. During 2018, the FDA approval of our pharmaceutical products has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our pharmaceutical products.

●

In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause, which was approved by the FDA in May 2018.

●

In April 2019, we launched our FDA-approved product, BIJUVA (estradiol and progesterone) capsules, our hormone therapy combination of bioidentical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA in October 2018.

●

In October 2019, we began a “test and learn” market introduction for our FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only annual patient-controlled, procedure-free, reversible prescription contraceptive option for women, which was approved by the FDA in August 2018 and which we have licensed for commercialization in the U.S. pursuant to an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council. We paused the full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative in July 2020.

We have also entered into license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

●

In July 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Knight received the first regulatory approval in Canada for IMVEXXY and BIJUVA in the third quarter of 2020.

●

In June 2019, we entered into an exclusive license and supply agreement, or the Theramex License Agreement, with Theramex HQ UK Limited, or Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel.

Impact of COVID-19 on our Business

Our business has been, and we anticipate that it will continue to be, impacted by the coronavirus (COVID-19) pandemic. Despite the ongoing COVID-19 pandemic, we remain committed to the execution of our corporate goals, demonstrated in part by the increase in product revenue throughout 2020.  We resumed the full launch of ANNOVERA in July 2020 and launched the new consumer marketing campaign for IMVEXXY in August 2020.

At this time, the length and extent of the impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict. We developed a comprehensive COVID-19 contingency plan designed to preserve the value of our investments in our sales and marketing infrastructure, protect our balance sheet during this period of market disruption, and meet the needs of our patients and prescribers. This contingency plan was designed to monitor the COVID-19 pandemic and adapt to the length of time that COVID-19 may impact our business, which is intended to allow us to conserve our financial resources during the COVID-19 pandemic.

COVID-19 has accelerated telehealth, online pharmacies, and retail pharmacies utilizing home delivery options.  These are areas where we have been developing relationships with industry leaders and emerging technology companies and we believe we are well positioned to capitalize on these trends. For example, contraception is an important category within telehealth and since 2019 we have been working with leading online telehealth platforms that focus on directly prescribing and filling birth control to patients.

Cost Containment and Spending Cuts

We reduced our operating expenses at the beginning of COVID-19 pandemic, and we continue to identify areas in which we can further reduce operating expenses in the future. These cost cuts and reductions included permanent cost savings, as well as the interim cessation of certain spending that may be restarted in future quarters. These cost cuts included:

●	Negotiating lower fees or suspending services from third party vendors;
●	Implementing certain hiring restrictions;
●	Delaying or cancelling non-critical information technology projects;
●	Eliminating travel, entertainment, meeting, and event expenses; and
●	Reducing the size of our sales force and eliminating certain staff positions.

Employees and Sales Force

We continue to monitor the COVID-19 pandemic and adapt to the impacts it has on our business. As interactions with HCPs continue to be challenged during the fourth quarter of 2020, we continue to utilize digital engagement tools and tactics and virtual detailing to remain engaged with prescribers and distribution channels to supplement live interactions.

●

Our sales force continues to support HCPs remotely, when it is necessary, including the sales forces’ ability to continue to provide HCPs with access to patient product samples, product marketing information, and information regarding patient affordability programs and support services.

●	Our sales force is in regular interaction with HCPs, including conducting live and “virtual” educational programs with providers.
●	Our sales force also continues product training, including sharing best practices, in how to operate and create impact in both live and virtual world.

Remote Pharmacy and At-Home Delivery Options

As of the date of this Annual Report on Form 10-K, we are providing continued access to our products for patients.

●	Our products have broad distribution at all major retail pharmacy chains across the country.
●

Our vitaCare patient model assists patients in obtaining easy and convenient access to their prescriptions for products at a retail pharmacy of their choice, including via home delivery retail pharmacy options. We anticipate that home delivery pharmacy options will continue to be attractive to patients during the COVID-19 pandemic.

●

We anticipate that vitaCare will continue to support patient access to our products during the COVID-19 pandemic and will help sustain refill trends for our products given vitaCare’s broad use by our patients.

●	We have also engaged with independent community pharmacies and multiple third-party online pharmacies to help ensure patients have real-time access to both diagnosis and treatment.
●

We have developed relationships with industry leaders and emerging technology companies in the telehealth channel, a channel that has seen accelerated growth because of COVID-19. Recognizing the importance of telehealth particularly in the contraception category, we began developing various telehealth relationships in 2019 to ensure access to our products.  We provide information and links on both Annovera.com and Imvexxy.com for patients to connect with these telehealth providers.  Among those relationships are leading online telehealth platforms that focus on prescribing and filling birth control directly to patients.

Supply of Products

As of the date of this Annual Report on Form 10-K, we do not anticipate a shortage of our products due to the COVID-19 pandemic.

●

We currently have sufficient inventory of finished product in our contracted warehouses to meet anticipated demand for IMVEXXY and BIJUVA through the next six months and ANNOVERA through the next three months.

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

While we currently believe that our COVID-19 contingency plan has the ability to mitigate the effect of the COVID-19 pandemic on our business, the severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the effectiveness of, and ability to widely distribute, the COVID-19 vaccine, the duration of “stay at home,” quarantine or “social distancing” orders, the ability of our sales force to access HCPs to promote our products, increases in unemployment, which could reduce access to commercial health insurance for our patients, thus limiting payer coverage for our products, and the impact of the pandemic on our global supply chain, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be materially adversely affected by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions, uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges that we may face.

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

Our Business Model

At TherapeuticsMD, our purposeful and continuous partnership with HCPs and women is at the heart of our strategies for delivering innovative solutions for women. From pregnancy to post-menopause, we believe the only way to truly connect with and understand women and their healthcare professionals is to ask questions.

Healthcare has become increasingly consumer driven. Therefore, patients are seeking more information, control, and convenience, which places additional time and financial pressures on HCPs and as a result HCPs are looking for improved ways to provide better service to their patients. A study by IMS Health Inc. concluded that HCPs desire fewer but more encompassing relationships with companies that can provide more valuable information, deliver more relevant services, and better respond to specific needs of their practice and patients. Our goal is to meet this challenge by focusing on the opportunities in women’s health, specifically the OB/GYN market, to provide a better customer experience for healthcare providers, payers, pharmacists, and patients through the following means:

●	We offer HCPs a comprehensive product line of women’s healthcare products across a woman’s reproductive lifecycle.
●

Our hormone therapy pharmaceutical products are designed to respond to both healthcare professional and patient needs in the marketplace – low dose, FDA-approved bio-identical and convenience where needed.

●	Our contraceptive product is the only long-lasting, reversible contraceptive option that is patient-controlled and procedure-free.
●

We believe the attributes of our prenatal vitamins will result in greater consumer acceptance and satisfaction than competitive products while offering high-quality products with differentiating ingredients. We focus on improved patient education, a high level of patient compliance, and a competitive cost of products, which can result in lower cost of care for payers and improved outcomes for patients.

At the forefront of our sales approach is the philosophy that the healthcare providers should recommend or prescribe products based only on what is best for the patient. In general, a better outcome is achieved by providing patients with the best products and care at the best value. We believe having a portfolio of high-quality product options that can be recommended or prescribed by HCPs, and reimbursed by either government or private third-party payers, is the foundation of providing valuable options to the patient. We are dedicated to enabling healthcare professionals to advance the health of women by offering new treatment options and giving voice to women’s needs and health concerns. We are committed to partnering with women’s health advocacy organizations as we create and commercialize solutions to help women transform how they experience reproductive health.

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

We believe our sales force has developed strong relationships in the OB/GYN market to sell our current products. We have established relationships with some of the largest OB/GYN practices in their respective markets. By delivering our portfolio to similar customer bases of women and OB/GYNs, we believe we can leverage our already deployed assets to increase sales of our products and achieve profitability. We leverage our existing infrastructure, including our sales force, to efficiently commercialize our FDA-approved pharmaceutical products: ANNOVERA, IMVEXXY, and BIJUVA and our VitaMedMD and BocaGreenMD line of prenatal vitamins. In addition to our focus on direct selling from our sales organization, which currently targets approximately 128 territories, we utilize other commercial levers such as non-personal promotion to HCPs and direct-to-consumer marketing as appropriate to drive awareness and education of our product portfolio. Finally, we partner with strategic partners and licensees to commercialize our pharmaceutical products in specialty segments of the birth control markets and in non-U.S. markets.

As of December 31, 2020, we marketed and sold ANNOVERA, IMVEXXY, and BIJUVA under the TherapeuticsMD brand, our prescription prenatal vitamins under our vitaMedMD brand name, and authorized generic formulations of our prescription prenatal vitamin products under our BocaGreenMD brand name.

Our Growth Strategy

We believe that the relationships our national sales force has developed with OB/GYNs, through our prescription prenatal vitamin products and our FDA-approved pharmaceutical products, will continue to grow as these products offer HCPs new opportunities to serve the needs of their patients. By delivering our entire portfolio through the same sales channel and demonstrating how these products can help women as different needs emerge throughout their lifetime, we believe we can create efficiencies and synergies to further our growth.

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

Focus on Hormone Therapy Products. We continue our focus on the commercialization of FDA-approved bio-identical hormone therapy products designed to (1) alleviate the symptoms of, and reduce the health effects resulting from, menopause-related hormone deficiencies, including VMS and VVA, and (2) fill the large unmet need in this segment of the market.

Deepening focus on other parts of a women’s reproductive lifecycle. With the acquisition and launch of ANNOVERA, we are demonstrating our intent to provide effective and innovative products for women at all lifecycle stages.

Penetrate Compounding Market with FDA-Approved Products. BIJUVA is currently the only FDA-approved hormone therapy combination product that is bio-identical to the estradiol and progesterone produced by the ovaries, and will provide a proven alternative to non-FDA approved compounded bio-identical hormone therapy products, and potentially at a lower price to patients since most insurance companies do not provide coverage for compounded products, which are not FDA-approved and supported by professional societies. We continue to work with independent and community-based pharmacies that currently compound bio-identical hormone therapy products to help introduce patients and prescribers to our FDA-approved products. Our BIO-IGNITE program is focused on supporting the synergistic relationships between community pharmacies and HCPs so that offering BIJUVA, IMVEXXY and ANNOVERA as appropriate treatment alternatives is economically practical for independent and community-based pharmacies.  A dedicated team of Key Account Management, or KAM, is focusing their efforts on growing BIJUVA through our higher writing BIJUVA prescribers and our BIO-IGNITE partners.  As of December 31, 2020, there were approximately 260 BIO-IGNITE compounding pharmacies that were dispensing BIJUVA, IMVEXXY, and ANNOVERA.

Multi-Channel Marketing Emphasis. We continue our emphasis on large group OB/GYN practices that provide opportunities to reach large patient bases and that are receptive to the data and savings we provide. In addition, we work with strategic partners and licensees to commercialize and/or market our pharmaceutical products in non-U.S. markets.   In our U.S. markets, we have broadened our channels that allow for wide patient access.  The proliferation of digital technology has dramatically increased the amount of information available to patients and providers. We believe this makes patient/provider engagement and experience a more important factor for life sciences companies and that providing patients and providers with important information on a real-time basis is a critical piece of serving this market. As an example of the impact of technology on women’s health, products such as ANNOVERA can be prescribed to patients via online platforms, and other direct-to-consumer telehealth platforms. Subject to state telehealth and prescribing laws, prescribers affiliated with direct-to-consumer telehealth platforms can prescribe or offer products to patients through a convenient virtual platform.

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

Geographical Expansion. We continue to adjust our marketing footprint in the United States and sales team, which currently targets approximately 128 territories, as we continue to commercialize ANNOVERA, IMVEXXY, and BIJUVA.

 Industry and Market

Women’s Healthcare Market

According to the GBI Research (a provider of industry-leading business intelligence solutions on a global basis) report “Women’s Health Therapeutic Market through 2018,” the women’s health therapeutics market is one of the most attractive markets in the global pharmaceutical industry.

According to the BBC Research report “Pharmaceuticals for Women’s Health: Global markets” post-menopausal osteoporosis, pregnancy disorders and management, menopause, endometriosis, and polycystic ovary syndrome (PCOS) are the largest segments within the global market for women’s health therapeutics. Women’s health therapeutics established a very strong presence in the global pharmaceutical market over the last few decades. The market is expected to grow moderately, mainly due to patent expirations of blockbuster drugs such as Evista, the Premarin family, Forteo, Mirena, Boniva, Actonel, Gonal-F and several other. However, the launch of new drugs in the market, and novel drugs under research and development in the late-stage pipeline, has the strong potential to drive the market during the forecast period. The global market for women’s health therapeutics is projected to grow from $31.5 billion in 2019 to $41.2 billion by 2025, at a compound annual growth rate (CAGR) of 4.7% for the period of 2019-2025. The menopause market is projected to grow from $5.7 billion in 2019 to $7.7 billion by 2025 at a CAGR of 5.4% through 2025.

Menopause Market

Menopause is the spontaneous and permanent cessation of menstruation, which naturally occurs in most women between the ages of 40 and 58. In the U.S., there are approximately 42 million women in this age group with an additional 6,000 women reaching menopause age every day, or over 2 million additional women per year. Classic symptoms of menopause are VMS (including hot flashes and night sweats), vulvovaginal symptoms (including dyspareunia and vaginal dryness) and sleep disturbances. These symptoms are caused by the reduced levels of circulating estrogen as ovarian production shuts down. Common treatments for menopausal VMS and vulvovaginal symptoms of menopause range from prescription medications, including hormone therapy and non-hormonal options, to over-the-counter supplements and lubrication options.

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

The most common synthetic estrogen approved in the U.S. for use in contraceptive products is ethinyl estradiol (EE). There are 10 different progestins that have been used in contraceptives sold in the U.S. The progestin component provides most of the contraceptive effect, while the estrogen component primarily provides cycle control, for example, minimizing bleeding or spotting between cycles. The progestin exerts its contraceptive effect by inhibiting ovulation, or release of an egg from the ovary, and by thickening cervical mucus. Thickening cervical mucus helps to prevent sperm entry into the upper genital tract. The estrogen component, in addition to providing cycle control, makes a small contribution to contraception by decreasing the maturation of the egg in the ovary. The latest data from 2017 to 2019 from the Centers for Disease Control and Prevention, or CDC, indicate that approximately 65.3% of women aged 15 to 49 were using some type of contraceptive method with approximately half of these women in this age group using reversable prescription contraception. Most women who were not using contraception had reasons for not doing so, such as seeking pregnancy, being pregnant or postpartum, or not being sexually active.

The U.S. contraceptive market size is expected to reach $11.6 billion by 2025, expanding at a CAGR of 5.3% over the forecast period, according to Grand View Research, Inc. Increasing awareness about long-acting reversible contraceptives, or LARCs, is expected to augment the product demand, thereby driving the market over the next few years. According to the National Center for Health and Statistics, the use of LARCs in the United States has increased nearly five-fold in the last decade among women aged 15 to 44 and we believe that this segment of the contraceptive market is attractive given its current growth trajectory. We believe that the increasing awareness about long-lasting reversible contraceptive options will grow incremental product demand, thereby driving market growth over the coming years. This is currently led by IUDs. The market leader in the IUD market is Bayer with the following products: Mirena®, Kyleena® and Skyla®. The remainder of the market is dominated by oral contraceptives, which is represented by one major brand, Lo Loestrin® Fe by AbbVie and a variety of generics led by generic manufacturers such as Teva Pharmaceuticals, Mylan and Lupin Pharma.

Prenatal Vitamin Market

According to the CDC, there are approximately four million births per year in the U.S. Of women giving birth in the U.S., the U.S. Department of Health and Human Services reports that approximately 73% received early prenatal care in the first trimester, while 6% began prenatal care in the third trimester or did not receive any prenatal care. Most HCPs encourage taking a prenatal vitamin as the recommended standard of care. Prenatal vitamins are dietary supplements intended to be taken before and during pregnancy and during postnatal lactation that provide nutrients recognized by various health organizations as helpful for a healthy pregnancy outcome.

The prenatal vitamin market is highly fragmented, with dozens of companies selling hundreds of competitive products. Prenatal vitamin products are marketed as either nonprescription products or prescription products, with many companies marketing their products through both channels. According to Symphony Health Solutions, during the 12 months ended December 31, 2020, approximately 4.9 million prescriptions for prenatal vitamins were issued in the U.S. resulting in total sales of approximately $290 million.

Our Contraceptive Product

ANNOVERA

In July 2018, we entered into an exclusive license agreement with the Population Council to commercialize in the U.S. ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a total of 13 cycles (one year), which was approved by the FDA in August 2018. In October 2019, we began a “test and learn” market introduction phase of launch for ANNOVERA. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative in July 2020.

The segesterone acetate component of ANNOVERA was classified by the FDA as a “new chemical entity,” or NCE, and thus ANNOVERA has five years of regulatory exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. ANNOVERA is a one-year (13 cycles) ring-shaped contraceptive vaginal system, or CVS. ANNOVERA, which is made with a silicone elastomer, contains segesterone acetate, a 19-nor progesterone derivative also known as Nestorone®, or SA, and ethinyl estradiol, or EE. EE is an approved active ingredient in many marketed hormonal contraceptive products. Segesterone acetate, an NCE, is a potent progestin that, based on pharmacological studies in animals and in vitro, does not bind to the androgen or estrogen receptors and has no glucocorticoid activity at contraceptive doses. SA has been evaluated in 51 clinical studies across these delivery systems with more than 26,794 cycles of exposure.

ANNOVERA can be inserted and removed by the woman herself without the aid of a healthcare provider and, unlike oral contraceptives, ANNOVERA does not require daily administration to obtain the contraceptive effect. After 21 days of use, the woman removes ANNOVERA for seven days, thereby providing a regular bleeding pattern (i.e., withdrawal/scheduled bleeding). The same CVS is then re-inserted for additional 21/7-days in/out, for up to a total of 13 cycles (one year). ANNOVERA releases daily vaginal doses of both active ingredients (SA and EE). The claimed release rate of 150 μg/day SA and 13 μg/day EE is supported by the calculated average release rate from an ex vivo analysis of ANNOVERA used for 13 cycles and is also supported by data from 13 cycles of in vitro release.

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

For patients, ANNOVERA provides a single, long-lasting, reversible birth control product that does not require a procedure at the doctor’s office for insertion or removal, empowering women to be in complete control of their fertility and menstruation with a 21/7 regimen. We believe that ANNOVERA is a unique alternative for women who have previously chosen other forms of birth control. These include nulliparous women (or women who have never given birth), women who are considering an IUD but would rather not have a procedure, women who are between pregnancies but desire protection without a long-term commitment, and women who are not satisfied with oral options due to the daily usage or potential side effects.

We believe that the strong initial commercial net revenue per unit of ANNOVERA and commercial insurance adoption provide us with an opportunity to deploy additional financial resources to maximize ANNOVERA’s consumer-focused commercialization strategy and leverage the ability of doctor/patient choice of contraceptive to override insurance company formularies when necessary. As part of this strategy, we are pursuing distribution opportunities for ANNOVERA to provide women with additional access to ANNOVERA, particularly during the COVID-19 pandemic, with multiple direct-to-consumer telehealth platforms that extend the reach of ANNOVERA.

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

IMVEXXY is a small, digitally inserted, softgel vaginal insert that dissolves when inserted into the vagina. It is administered mess-free, without the need for an applicator, and can be used any time of day. IMVEXXY provides a mechanism of action and dosing that is comfortable for patients, with no patient education required for dose application or applicators.  Additionally, the dose packaging for IMVEXXY is designed to optimize compliance and convenience for users. IMVEXXY demonstrated efficacy as early as two weeks (secondary endpoint) and maintained efficacy through week 12 in clinical studies, with no increase in systemic hormone levels beyond the normal postmenopausal range (the clinical relevance of systemic absorption rates for vaginal estrogen therapies is not known).

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

Based on prescription data from Symphony Health Solutions, the FDA-approved prescription market in the U.S. for the treatment of VVA symptoms includes seven products (including branded products and their generic equivalents), which generated an aggregate of approximately $1.8 billion in gross sales on approximately 6.0 million prescriptions for the 12 months ended December 31, 2020.  Approximately $436 million in gross sales were generated by PREMARIN® cream (Pfizer), the leading brand in the market. ESTRACE® cream and Vagifem® are now mostly generics which generated approximately $ 1.1 billion in gross sales for the 12 months ended December 31, 2020. These three products are localized estrogen therapy which is the most commonly used method for the treatment of VVA.

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

BIJUVA offers the convenience of a single-capsule combination of two hormones (estradiol and progesterone), which may improve a user’s compliance. The estradiol and progesterone in BIJUVA are plant-based, not animal-sourced, and does not contain peanut oil unlike other FDA-approved progesterone products. BIJUVA provides a sustained steady state of estradiol which reduced the frequency and severity of hot flashes in clinical studies with no demonstrated impact on a patient’s weight or blood pressure. Additionally, through clinical trials, BIJUVA has demonstrated endometrial safety and greater than 90% amenorrhea rates, while providing no clinically meaningful changes in mammograms, or in coagulation or lipid parameters, and while providing clinically meaningful improvements in quality of life and sleep disturbance.

In January 2020, we submitted a New Drug Application, or NDA, efficacy supplement for the 0.5 mg/100 mg dose of BIJUVA to the FDA for review and potential approval. The NDA efficacy supplement used existing data from our Phase 3 REPLENISH trial for BIJUVA, for which we announced results in December 2016, together with additional information and analyses. On November 5, 2020, we withdrew the NDA efficacy supplement. We currently intend to file a Formal Dispute Resolution Request, or FDRR, with the FDA that disputes the FDA’s requirement that the efficacy supplement meet approval standards that have not been required of other approved drugs in BIJUVA’s therapeutic class. There can be no assurance that we will prevail with respect to the FDRR, if filed, or that the 0.5 mg/100 mg dose of BIJUVA will be approved.

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

Progestins are used in combination with estrogen in menopausal women with a uterus to avoid an increase in the incidence of endometrial hyperplasia, which is a condition caused by chronic use of estrogen alone by a woman with a uterus and is associated with an increased incidence of uterine, or endometrial, cancer.  Progestins include the naturally occurring hormone progesterone and several synthetic progestin compounds that have pregestational activity. These agents are used for a variety of indications and conditions.  Progestins alone are also used to treat women with secondary amenorrhea to create withdrawal bleeding in these women who have not had regular menses. Progestins are also used to treat dysfunctional uterine bleeding and endometriosis.

According to Symphony Health Solutions, the total FDA-approved prescription market in the U.S. for all estrogen and progestin drug products for the treatment of VMS generated an aggregate of approximately $2.2 billion of gross revenue on approximately 23.4 million prescriptions for the 12 months ended December 31, 2020. The three primary hormone therapy products are estrogen, progestin, and a combination of estrogen and progestin, which are produced in a variety of forms, including oral tablets or capsules, skin patches, gels, and emulsions. For the 12 months ended December 31, 2020, gross sales in the U.S. of FDA-approved branded and generic products for estrogen-only amounted to an aggregate of approximately $1.4 billion on approximately 13.7 million prescriptions. For the 12 months ended December 31, 2020, gross sales in the U.S. of FDA-approved branded and generic products for progestins-only amounted to an aggregate of approximately $389.2 million on approximately 7.8 million prescriptions. For the 12 months ended December 31, 2020, gross sales in the U.S. of FDA approved branded and generic products for estrogens/progestins combined amounted to an aggregate of approximately $431.7 million on approximately 1.9 million prescriptions.

Based on the Symphony Health Solutions data and the uses of these products, we estimate that sales of FDA-approved combinations of estrogen and progestins (the addressable market for BIJUVA) were approximately $1.3 billion in the United States for the 12 months ended December 31, 2020.  Based on various reports, including data recently presented at the NAMS Annual Meeting, “Knowledge, Use, and Prescribing of Custom-Compounded Bioidentical Hormones for Menopausal Women: It’s Not What You Think,” by JoAnn V. Pinkerton, et al., we estimate, that U.S. sales of non-FDA-approved compounded combination addressable estradiol and progesterone products approximate $1.5 billion per year.

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

The largest competitors for BIJUVA in the FDA-approved market are Pfizer (PREMPRO®) and Premarin, with sales of PREMPRO and Premarin constituting the largest branded products. The remainder of the market is represented almost exclusively by generic products (estradiol, the generic version of Estrace oral, and generic micronized progesterone). The leading generic manufacturers of these products are Teva, Mylan, Sandoz Inc, and Amneal Pharmaceuticals. None of the competing FDA-approved drugs for the treatment of moderate-to-severe VMS due to menopause are a combination of both bio-identical estradiol and progesterone produced by the ovaries. The market for non-FDA-approved compounded hormone therapy products is generally considered very fragmented because the products are prepared and sold by individual compounding pharmacies. We believe that BIJUVA represents the first time a combination product of estradiol and progesterone that is bio-identical to the estradiol and progesterone produced by the ovaries in a single combined product has been approved in the U.S.

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

For the years ended December 31, 2020, 2019, and 2018, approximately 16%, 20%, and 93%, respectively, of our consolidated product revenue was generated by our prenatal vitamin products.

Commercialization Model

We are commercializing the products in our portfolio through a common model focused on the belief that providing good experiences for both HCPs and patients will drive profitability for TherapeuticsMD. Given that our portfolio focus is exclusively on women’s health, we believe that each new product launch will allow us to further leverage our existing infrastructure and build out our reputation as the premier women’s health organization in the U.S. Below is more detail on our commercialization model:

HCP Education - Initially, we focus on the high writing and high potential HCPs in each territory to gain a full understanding of their prescribing behavior and practices. Our focus is on driving initial prescriptions of these writers for each new product launch and utilizing the time to also pull through on our portfolio of existing products. Once regular writing is established with the initial group of HCPs, we expand our reach to a larger set of HCPs writing in the category. We educate HCPs on our products primarily with our field sales organization supplemented by non-personal promotion. Our sales force currently has approximately 128 territories targeting approximately 20,000 physicians, which includes the most significant part of the addressable markets across our product portfolio. As of December 31, 2020, more than 5,200 HCPs had written at least one prescription for ANNOVERA, more than 21,500 HCPs had written at least one prescription for IMVEXXY and more than 7,100 HCPs had written at least one prescription for BIJUVA, the majority of whom are also IMVEXXY writers, thereby demonstrating the value of portfolio and focus. In addition to our sales organization, we leverage non-personal promotion (multi-channel advertising) to HCPs designed to drive awareness, education, and action. These efforts are designed to allow for pull through of the sales organization’s efforts and identification of new targets that have interest in writing prescriptions for one or more of our products. We believe this will drive increased prescribing for our products and lift the overall writing universe and our products to top of mind in the HCP community.

BIO-IGNITE - In addition to our sales organization calling on HCPs, we have a KAM team to support our existing BIO-IGNITE pharmacy partners and additional pharmacies that wish to enroll in the BIO-IGNITE program. Additionally, KAMs are focusing on supporting current prescribers of BIJUVA. As of December 31, 2020, there were approximately 260 BIO-IGNITE compounding pharmacies that were dispensing our products.

Payer Access - With the ever-changing payer environment, we believe it is critical to maximize breadth of coverage as quickly as possible to not inhibit patient access to product. We do this while working to negotiate the best possible contracts for us. Many commercial payers employ “new-to-market blocks” for newly launched products until the payers have the opportunity to make a coverage decision based upon their internal review of the product. When a product is not covered, the patient is responsible to pay the full price for the medication, which can significantly limit utilization of the product. As we seek to increase the number of lives covered by commercial payers, it is our objective to continue to seek unrestricted coverage. As of December 31, 2020, we have obtained coverage for the majority of commercial payers by commercial payer lives for IMVEXXY and BIJUVA and continue to seek unrestricted coverage from the remaining commercial insurance plans that we have not yet contracted with to provide affordable access for patients. For IMVEXXY, we achieved unrestricted coverage with the top ten commercial payers of VVA products by commercial payer lives and we continue to sign new agreements with other payers to cover IMVEXXY. In addition, as of December 31, 2020, four of the top eight Medicare Part D payers of VVA products, based on covered lives, were adjudicating IMVEXXY. For BIJUVA, through December 31, 2020, we have achieved unrestricted coverage with nine of the top ten commercial payers of VMS products by commercial payer lives and we continue to sign new agreements with payers to cover BIJUVA. Although Medicare is a small percentage of the VMS market, as of December 31, 2020, two of the top six Medicare Part D payers of VMS products, based on covered lives, were adjudicating BIJUVA.

For ANNOVERA, we believe that its unique characteristics will assist us in pursuing favorable commercial payer coverage, including only one pharmacy fill fee per year and no office visit or procedure fees. We have made substantial progress in achieving unrestricted access to ANNOVERA through commercial payers, including having achieved adjudication with six of the top ten commercial payers by commercial payer lives as of December 31, 2020, and we continue to pursue discussions with several of the country’s largest commercial insurers to further expand coverage. As of December 31, 2020, approximately 62% of the commercial payer market covered ANNOVERA with unrestricted access under pharmacy benefits and approximately 74% covered ANNOVERA with step access.

In addition, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or the ACA, mandates that private health plans provide coverage for women’s preventative services, without imposing patient cost-sharing requirements, as recommended by the Health Resources and Services Administration, or HRSA. HRSA guidelines require private health plans to cover, without cost-sharing, at least one form of contraception, or product, in each of the methods, or classes, identified by the FDA for women in its Birth Control Guide, which currently includes 17 separate classes. For classes with more than one type of treatment, private payers need only provide no-cost coverage for one product in each class and may use reasonable medical management to determine whether and to what extent to cover other products in the class. We believe that given no other vaginal contraceptive product offers contraceptive benefits for an entire year that it is possible that FDA could determine that ANNOVERA constitutes a new class of contraceptive, which could allow for coverage of ANNOVERA by private health plans with no out-of-pocket cost for patients. However, there is no assurance that FDA will make such a determination and it is possible that other FDA-approved products could also be included in such a new class. For instance, the FDA may find that ANNOVERA fits into the vaginal contraceptive ring class, which it would share with NuvaRing and its generic equivalents, and potentially others. To the extent ANNOVERA is not the only FDA-approved product in a designated class of contraception, private payers may choose not to cover ANNOVERA or may require patient cost-sharing obligations.  Recently, some states have amended and expanded requirements to match the standard set in the ACA mandate, specifically requiring coverage for the full range of contraceptive methods, counseling and services used by women and eliminating out-of-pocket costs and limiting other health plan restrictions. As of January 2021, 29 states require insurers that cover prescription drugs to provide coverage of FDA-approved prescription contraceptive drugs and devices.  However, the Trump administration implemented new policies that permit certain employers to claim a religious or moral objection to the birth control coverage mandate under the ACA.  Originally, the religious exemption applied only to churches, but the Department of Health and Human Services extended that privilege in 2017 to family-owned, non-publicly traded corporations whose owners state that paying for birth control would violate their religious beliefs. Exempted entities no longer need to certify their objection or otherwise notify the federal government of their decision to stop providing coverage. Health plans sponsored by certain exempt religious employers and non-profit religious organizations that have religious objections do not need to offer contraception coverage through their health benefit plans. In July 2020, the U.S. Supreme Court issued a ruling in the case styled Little Sisters of the Poor Saints Peter and Paul Home v. Pennsylvania et al., upholding the legality of the Trump Administration’s religious exemption to the contraceptive mandate. As of January 2021, 21 states allow certain employers and insurers to refuse to comply with the ACA’s contraceptive coverage mandate. Prior to his election, President Biden stated that he would undo the religious exemption expansion if he were elected.  To date, the Biden Administration has not issued any Executive Order, regulation, or other policy change to reverse the Trump Administration religious exemption policy, but such action may be forthcoming. We anticipate that any impact on contraception coverage due to religious exemption will be low; however, healthcare reform continues to attract significant legislative and administrative interest, legal challenges, regulatory and compliance requirements, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may repeal the contraception coverage mandate, affect our reimbursement or impose additional coverage limitations and/or cost-sharing obligations on patients, any of which could have a material adverse effect on patient usage of ANNOVERA.

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

Supply - We take active steps to ensure our products are available in all classes of trade and delivery systems. We offer our products through traditional chain wholesalers (Cardinal, McKesson and AmerisourceBergen) and independent retail pharmacies, community compounding pharmacies with our BIO-IGNITE program, and online pharmacies. We continue to develop unique opportunities to sell direct to pharmacies to streamline distribution and better control costs.

Patient Affordability Programs - We have affordability and adherence programs in place for patients so that we can support appropriate use of our products by patients. Our co-pay assistance programs allow all patients to access our products at a reasonable cost.

●

We continue to support our patient education and affordability program that allows all eligible patients who enroll to receive IMVEXXY and BIJUVA at a reasonable cost. When a product is not covered by a patient’s commercial insurance, the patient is responsible to pay the full price for the medication, which can significantly limit a patient’s ability to pay and subsequent utilization of the product. For IMVEXXY and BIJUVA, enrolled patients paid as little as $35 for a prescription with commercial insurance coverage and as of January 1, 2021 pay as little as $75 for a prescription without commercial insurance coverage. For ANNOVERA, for commercially insured patients, we offer patients assistance for as low as $60 for an annual prescription. Many patients will not need a co-pay assistance program for ANNOVERA given the requirements of the ACA at the federal level and similar laws at the state level.

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

Consumer Communication - Another critical level in the commercial model is consumer outreach. Our initial focus is on those patients who are already predisposed to seek treatment, such as those patients new to therapy, and those patients dissatisfied with their current therapy. Next, we are focused on expanding the market by energizing patients who are experiencing bothersome symptoms but who have not been motivated to seek treatment. Methods of communication include online and offline media and span branded and unbranded communication to ensure we drive action from awareness of symptoms to desire to speak to an HCP to acquire a prescription.

License Agreements

License Agreement with the Population Council

Under the terms of the Population Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following approval by the FDA of the NDA for ANNOVERA. The first commercial batch of ANNOVERA was released during the third quarter of 2019 and we paid the Population Council a second milestone payment of $20,000,000 as a result of the commercial batch release. The Population Council is eligible to receive additional milestone payments and royalties from commercial sales of ANNOVERA, as detailed below.

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

Preclinical Development

We currently have placed on hold our four preclinical projects: a progesterone-alone transdermal cream (TX-005HR), a combination estradiol and progesterone transdermal cream (TX-006HR), and a pair of transdermal patch product candidates (TX-007HR and TX-008HR). In vivo and in vitro proof-of-concept preclinical studies were conducted to assess TX-005HR and TX-006HR with respect to penetration of the estradiol and progesterone, and successful opposition of subcutaneous estradiol on the endometrium. In addition to menopausal treatments, we are also evaluating various other indications targeted to women’s health and wellness. We may, in the future, engage with a financing partner to advance one or more of these product candidates. We have also placed on hold our oral progesterone and estradiol formulation (TX-009HR). Previously, TX-009HR showed improved bioavailability in animals. In 2019, TX-009HR was tested in a Phase 1 study of healthy postmenopausal women and was well-tolerated in that study.

Sales Concentration

We sell our prescription pharmaceutical products and prenatal vitamin products to wholesale distributors and retail pharmacy distributors. See Note 13 to the consolidated financial statements included in this Annual Report for a discussion of the concentration of sales of our products.

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

Quality Control for our Products

Our products for the U.S. market are required to be manufactured in accordance with the FDA’s current Good Manufacturing Practice, or cGMPs. Our third-party suppliers and manufacturers are also responsible for continued compliance with cGMP requirements. We have executed quality agreements that delineate the responsibilities of each company in the quality assurance process. To comply with these drug commercialization standards, we have personnel with pharmaceutical development, manufacturing, and quality assurance experience who are responsible for the relationships with our suppliers. We have contracted with Catalent, an established manufacturer of softgel drug products, to manufacture the commercial supply for both IMVEXXY and BIJUVA. We have also contracted with QPharma to manufacture the commercial supply for ANNOVERA. For the prenatal vitamins, our quality assurance team collaborates with Lang to monitor the cGMP compliance of Lang’s contracted manufacturers and packagers. Although each of Catalent, QPharma and Lang have received Form FDA 483 observations from FDA inspections in the past, we are not aware of any open FDA investigations into the manufacturing and/or packaging processes at the facilities that are used for our products.

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

Distribution of our Products

We distribute our products within the U.S. through our third-party logistics partner, Cardinal Logistics, who ships to national wholesale distributors such as Cardinal, McKesson, and AmerisourceBergen, regional wholesalers such as Smith Drug, Anda, Value Drug and RDC, and alternate distribution partners. Wholesaler product inventory is monitored daily and sales out are monitored weekly. We are subject to compliance responsibilities under the Drug Supply Chain Security Act, or the DSCSA, and the Prescription Drug Marketing Act, or PDMA, in relation to distribution of drug products in the commercial supply and dispensing chain and drug samples to HCPs, respectively, and are further subject to state laws on these topics. National and regional retail pharmacies along with online pharmacies are also an area of focus to make sure our products are purchased and dispensed properly.

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

Our Return Policy

We sell our prescription products through third-party logistics providers, wholesale distributors, and retail pharmacy distributors. We accept returns of unsalable prescription products sold through wholesale distributors within a return period of six months prior to and up to 12 months following product expiration. Our vitamin and supplement products and IMVEXXY currently have a shelf life of 24 months from the date of manufacture and BIJUVA and ANNOVERA currently have a shelf life of 18 months from the date of manufacture. We do not allow product returns for prescription products that have been dispensed to a patient.

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

Research and Development

Historically, our product development programs have been concentrated in advanced hormone therapy pharmaceutical products. We have engaged, and may continue to engage, in programs to provide alternatives to the FDA and non-FDA-approved compounded bio-identical market for hormone therapy. Our programs have sought to bring new products to market in unique delivery systems or formats that enhance the effectiveness, safety, and reliability of existing hormone therapy alternatives.

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

As of December 31, 2020, we had 38 issued domestic patents and 39 issued foreign patents, including:

●

15 domestic patents and nine foreign patents that relate to BIJUVA as well as three domestic patents that relate to estradiol and progesterone product candidates. These patents establish an important intellectual property foundation and are owned by us. The domestic patents will expire in 2032. The foreign patents will expire no earlier than 2032. In addition, we have pending patent applications relating to BIJUVA in the U.S., Argentina, Australia, Brazil, Canada, China, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;

●

12 domestic patents (ten utility and two design) and 18 foreign patents (eight utility and ten design) that relate to IMVEXXY. These patents establish an important intellectual property foundation for IMVEXXY and are owned by us. The domestic patents will expire in 2032 or 2033. The foreign utility patents will expire no earlier than 2033. The foreign design patents provide protection expiring no earlier than 2025. In certain countries, the foreign design patents provide protection through at least 2037. In addition, we have pending patent applications related to IMVEXXY in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;

●	One domestic utility patent that relates to our topical-cream candidates, which is owned by us. The domestic patent will expire in 2035;
●

One domestic utility patent and eight foreign patents that relate to our transdermal-patch candidates, which are owned by us. The domestic utility patent will expire in 2032. The foreign patents will expire no earlier than 2033. We have a pending patent application with respect to our transdermal-patch candidates in Brazil;

●	Three domestic utility patents that relate to TX-009HR, a progesterone and estradiol product candidate, which are owned by us and will expire in 2037;
●

Two domestic and four foreign patents that relate to formulations containing progesterone, which are owned by us. The domestic patents will expire between 2032 and 2036. The foreign patents will expire no earlier than 2033. In addition, we have pending patent applications with respect formulations containing progesterone in the U.S., Australia, Canada, Europe, and Mexico; and

●	One domestic utility patent that relates to our OPERA information-technology platform, which is owned by us and will expire in 2031.

As of December 31, 2020, we have a license to three Orange Book listed patents relating to ANNOVERA. These patents will expire in 2039 and establish an important intellectual property foundation. In addition, we have a license to six U.S. pending applications relating to ANNOVERA.

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

As of December 31, 2020, we had filed over 138 patent applications with the U.S. Patent and Trademark Office, or the USPTO, with respect to our technology or our hormone-therapy drugs and drug candidates, and over 193 international patent applications with respect to our technology or our hormone-therapy drugs and drug candidates, including Patent Cooperation Treaty (PCT) and national-stage filings.

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

Government Regulation

In the United States, the FDA regulates pharmaceuticals, biologics, medical devices, dietary supplements, and cosmetics under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. These products are also subject to other federal, state, and local statutes and regulations, including federal and state consumer protection laws, laws regarding pricing transparency, laws requiring the implementation of compliance programs, laws requiring the reporting of payments or other transfers of value to HCPs or other healthcare professionals, laws governing the financial relationships between manufacturers and HCPs or other referral sources and industry stakeholders, laws protecting the privacy of health-related information, laws restricting items and services of value provided to patients, and laws prohibiting unfair and deceptive acts and trade practices.  See also Item 1A. Risk Factors – Risks Related to Our Business for a discussion, among other things, of the extensive and costly governmental regulation we are subject to.

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

An IND application is a request for authorization from the FDA to administer an investigational drug product to humans. We have submitted six INDs for our hormone therapy drug candidates.  The INDs for TX-002HR and TX-003HR were withdrawn in December 2019, the IND for TX006-HR was made inactive in October 2020 and the INDs for TX-009HR was made inactive in December 2020. The INDs for TX-004HR, TX-001HR, remain active. The IND for ANNOVERA was transferred from the Population Council to us in May 2019 and is also active.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, or cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in the clinical trial. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from a central or each clinical trial site’s institutional review board, or IRB, before the trials may be initiated, and the IRB must monitor the study until completed and re-assess and approve the study at least annually. There are also requirements governing the reporting of certain clinical trials and clinical trial results to public registry and results databases.

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

During a clinical trial, we are required to inform the FDA and the IRB about adverse events associated with our drug candidate. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group reviews unblinded data from clinical trials and assesses interim data to make recommendations regarding the feasibility and appropriateness for a trial to move forward or continue to completion. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climates.

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

Post-Approval Regulation

Since regulatory approval of some of our drug products has been obtained, we are required to comply with several post-approval requirements. As a holder of an approved NDA, we are required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, to adhere to product sampling and distribution requirements, fulfill post-marketing study commitments, and to comply with requirements concerning advertising and promotional labeling for any of our drug products, which include, among other things, standards for direct-to-consumer advertising, restrictions that prohibit promoting products for certain uses or in patient populations that are not described in the product’s approved indications or that are not otherwise consistent with the approved, FDA-required label (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label use if they deem such use to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

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

For approximately 50 years, the FDA left regulation of compounding pharmacies to the states. In 1992, in response to various safety concerns, the FDA issued a Compliance Policy Guide, which announced that the “FDA may, in the exercise of its enforcement discretion, initiate federal enforcement actions... when the scope and nature of a pharmacy’s activities raises the kinds of concerns normally associated with a manufacturer and.. results in significant violations of the new drug, adulteration, or misbranding provisions of the Act.” Thereafter, Congress enacted the Food and Drug Administration Modernization Act of 1997, or FDAMA, which sought to clarify FDA’s regulatory authority over compounding pharmacies. FDAMA exempted “compounded drugs” from the FDA’s standard drug approval requirements as long as the providers of those drugs abide by several restrictions, including that they refrain from advertising or promoting particular compounded drugs. In 2002, though, the Supreme Court declared this provision of FDAMA to be unconstitutional under the First Amendment, effectively reinstating the pre-FDAMA regime. Shortly thereafter, the FDA issued its 2002 Compliance Policy Guide 460.200, which states that the FDA will exercise enforcement discretion to exclude compounded drugs from the new drug approval requirements except where compounding pharmacies act more akin to traditional drug manufacturers.

To further clarify the FDA’s jurisdiction and following a prior history in which states were primarily responsible for the regulation of compounding pharmacies, in light of industry changes to large-scale compounding operations and concerns regarding product quality and patient safety,  Congress enacted and President Obama signed into law the Drug Quality and Security Act of 2013 which, among other things, formalized the relationship between the FDA and large-scale compounding pharmacies allowing for certain compounding pharmacy products to be offered without FDA approval requirements (e.g., an NDA or ANDA) and the requirement to label products with adequate directions for use, but requiring that the facilities and products meet FDA cGMP requirements. To qualify for this exemption, a compounding pharmacy must register with the FDA as an “outsourcing facility,” subject to FDA inspection and other requirements. The FDA does not exercise the same authority to regulate compounding pharmacies as pharmaceutical manufacturers. For example, compounding pharmacies are not required to report adverse events associated with compounded drugs, while commercial drug manufacturers are subject to stringent regulatory reporting requirements.

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

The first approved Section 505(b) NDA applicant for a particular condition, or a supplemental NDA approval for a change to a marketed product, such as a new extended-release formulation for a previously approved product, may be eligible for a three-year Hatch-Waxman exclusivity if one or more new clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from granting final approval to any ANDA or 505(b)(2) application for the same condition of use or change to the marketed product that was granted exclusivity until after that three-year exclusivity period has run.

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

On February 20, 2020, we received a Paragraph IV certification notice letter, or the IMVEXXY Notice Letter, regarding an ANDA submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva.  The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY.  In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY, or the IMVEXXY Patents, are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. On April 1, 2020, we filed a complaint against Teva in the U.S. District Court for the District of New Jersey asserting infringement of the IMVEXXY patents, arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. A trial date has not been set. The complaint which we filed automatically precludes the FDA from approving Teva’s ANDA until the earlier of 30 months or entry of a district court decision finding the IMVEXXY Patents invalid, unenforceable, or not infringed. We intend to vigorously enforce our above-described intellectual property rights relating to IMVEXXY.

On March 17, 2020, we received a Paragraph IV certification notice letter, or the BIJUVA Notice Letter, regarding an ANDA submitted to the FDA by Amneal Pharmaceuticals, or Amneal.  The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 1 mg estradiol /100 mg progesterone dose of BIJUVA.  In the BIJUVA Notice Letter, Amneal alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of BIJUVA, or the BIJUVA Patents, are invalid, unenforceable, and/or will not be infringed by Amneal’s commercial manufacture, use, or sale of its proposed generic drug product. The BIJUVA Patents identified in the Notice Letter expire in 2032. On April 29, 2020, we filed a complaint against Amneal in the U.S. District Court for the District of New Jersey asserting infringement of the BIJUVA Patents, arising from Amneal’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Amneal’s ANDA would be a date no earlier than the expiration of the BIJUVA Patents and equitable relief enjoining Amneal from infringing the BIJUVA Patents. Amneal has filed its answer and counterclaim to the complaint, alleging that the BIJUVA Patents are invalid and not infringed. A trial date has not been set. The complaint which we filed automatically precludes the FDA from approving Amneal’s ANDA until the earlier of 30 months or entry of a district court decision finding the BIJUVA Patents invalid, unenforceable, or not infringed (“the 30-month”). On February 25, 2021, the District Court entered an order temporarily staying all proceedings in the BIJUVA litigation. The District Court stay also extends the 30-month stay for the period in which the BIJUVA litigation has been stayed. We intend to vigorously enforce our above-described intellectual property rights relating to BIJUVA.

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

Other U.S. Healthcare Laws and Compliance Requirements

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights, among other topics, are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

●

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual or in return for the purchase, lease, or order of, or the arranging for, any good, facility item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;

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

●

the federal physician sunshine requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare or Medicaid to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. In 2022, the Sunshine Act will be extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to healthcare providers;

●

federal and state laws requiring pricing transparency or limiting price increases, which are in existence today or are anticipated to be in existence in the near future, may limit the ability to raise prices, require disclosure of price increases or require disclosure of the wholesale acquisition cost of pharmaceutical products to governmental agencies and consumers; and

●

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers or even self-pay; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; state laws requiring a license, registration or permit to engage in manufacturing and distribution of prescription products or to engage in the practice of pharmacy; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Pharmaceutical company interactions with HCPs, patient advocacy groups, and patients, including with respect to product and patient assistance programs and other education and support initiatives, have been and continue to be, the subject of regulatory scrutiny for compliance with fraud and abuse laws.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. Although we believe that our business practices are structured to be compliant with applicable laws, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from third party payer programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the HCPs, providers, or entities with whom we do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusion from government funded healthcare programs.

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

In addition to the fraud and abuse laws, we continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level. For example, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, and incentivize manufacturers to lower the list price of their products.  Following on this initiative, the Department of Health and Human Services announced a drug payment model through the Center for Medicare and Medicaid Innovation at CMS to lower Medicare Part B payments for certain drugs to the lowest price for similar countries. Beginning January 1, 2021, the model, known as the Most Favored Nation (MFN) Model, will test a new model of drug payments whereby Medicare will pay no more for high cost, physician-administered Medicare Part B drugs than the lowest price charged in other similar countries. The MFN Model may be subject to industry challenges but we expect that drug pricing will remain a priority under the Biden Administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare.

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

Human Capital Resources

We believe the growth of our employees drives the growth of our company. Therefore, to ensure the continued growth of our employees, our human capital strategy is measured around four key pillars; attracting talent, engaging the workforce, developing leaders, and promoting our culture. To attract key talent, we offer a competitive benefit package, 401(k) match, paid time off, referral bonus, and an employee stock purchase program (ESPP).  To engage our workforce, in 2020 we refined our compensation approach to match our company’s size and stage of growth. We introduced a new framework as a foundation to our talent and reward programs, to clarify career paths, to promote pay equity and pay for performance, and to ensure pay is competitive to attract and retain talent. To develop leaders, we provide self-directed learning and company leadership training. Such leadership and self-development progress is measured through our learning management system, and we evaluate our leaders according to their achievement against goals and company values. To promote our culture, we actively seek feedback from our employees to create a culture where they feel engaged, appreciated, and fulfilled. The feedback from our employees has earned us recognition as a “Top Workplace” according to the Sun Sentinel.

Employees

As of December 31, 2020, we had 400 employees, six of whom are executive officers. Our sales force currently consists mainly of employees with a limited number of contract sales agents who call on 340B entities, the Department of Defense, and Puerto Rico, with the sales management being employees. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement, and we are unaware of any union organizing efforts. We have never experienced a major work stoppage, strike, or dispute. We consider our relationship with our employees to be good.

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

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:

●

Our financial condition and results of operations for fiscal year 2020 were, and our financial condition and results of operations for fiscal year 2021 and beyond may be, adversely affected by the ongoing COVID-19 (coronavirus) pandemic.

●	We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.
●

Our level of indebtedness and the terms of the Financing Agreement, dated as of April 24, 2019, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, or the Administrative Agent or Sixth Street, various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, or the Financing Agreement, could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with certain net revenue and minimum unrestricted cash covenants and other restrictions in the Financing Agreement, the repayment of our existing indebtedness could be accelerated.

●	We may not recognize the anticipated benefits of the proposed disposition of vitaCare Prescription Services or any other divestitures we may pursue in the future.
●

We currently derive all of our revenue from sales or licenses of our women’s healthcare products, and our failure to maintain or increase sales of these products could have an adverse effect on our business, financial condition, results of operations, and growth prospects.

●

The commercial success of our existing products and other pharmaceutical products that we may develop, if approved in the future, will depend upon gaining and retaining significant market acceptance of these products among physicians and payers.

●	We may not be able to complete the commercialization of our pharmaceutical products and development of future product candidates if we fail to obtain additional financing.
●

Coverage and reimbursement may not be available for our products, which could make it difficult for us to sell our products profitably, or if available, government mandated rebates may be too high and may adversely affect our profitability.

●

Our dependence upon third parties for the manufacture and supply of our existing women’s healthcare products and our pharmaceutical product candidates may cause delays in, or prevent us from, successfully developing, commercializing, and marketing our products.

●

Licensing of intellectual property involves complex legal, business and scientific issues, and disputes could jeopardize our rights under such agreements. Additionally, our current licensing agreements contain limitations and restrictions that could limit or adversely affect our ability to develop and commercialize other products in the future.

●	If our efforts to protect the proprietary nature of the intellectual property covering our hormone therapy pharmaceutical products and other products are not adequate, we may not be able to compete effectively in our market.
●	Our products face significant competition from branded and generic products, and our operating results will suffer if we fail to compete effectively.
●	Our success is tied to our distribution channels.
●	We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

Risks Related to Our Business

Our financial condition and results of operations for fiscal year 2020 were, and our financial condition and results of operations for fiscal year 2021 and beyond may be, adversely affected by the ongoing COVID-19 (coronavirus) pandemic.

Our business has been, and we anticipate that it will continue to be, impacted by the COVID-19 pandemic. During the fourth quarter of 2020, all of our products remained affected by the COVID-19 pandemic, primarily due to our sales force having limited access to healthcare professionals and our patients deferring visits to healthcare professionals in certain areas. While we have developed a comprehensive COVID-19 contingency plan designed to preserve the value of our investments in our sales and marketing infrastructure, protect our balance sheet during this period of market disruption, and meet the needs of our patients and prescribers, the severity of the impact of the COVID-19 pandemic on our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

Our future results of operations and liquidity could be adversely affected by, and we may require an increased level of working capital as a result of, extended billing and collection cycles as a result of displaced employees at our company, payers, revenue cycle management contractors, or otherwise; delays in payments of outstanding receivable amounts beyond normal payment terms; supply chain disruptions; uncertain demand; and the impact of any initiatives or programs that we may undertake to address financial and operations challenges that we may face.

Additionally, although we currently continue to have uninterrupted wholesale and retail distribution of our products and we do not anticipate a shortage of our products due to COVID-19 at this time, disruptions may occur for our customers or suppliers that may affect our ability to obtain supplies or other components for our products, manufacture additional products or deliver inventory in a timely manner. This would result in lost sales, additional costs, or penalties, or damage to our reputation.

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

We may also experience other unknown impacts from COVID-19 that cannot be predicted. Accordingly, disruptions to our business as a result of COVID-19 could continue to result in an adverse effect on our business, results of operations, financial condition and prospects in the near-term and beyond 2021.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred recurring net losses, including net losses of approximately $184 million, $176 million, and $133 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $879 million. We have generated limited revenue and have funded our operations to date primarily from public and private sales of equity and private sales of debt securities. We may incur substantial additional losses over the next few years because of our commercialization, research, development, and clinical trial activities. As a result, we may never achieve or maintain profitability, even if we successfully commercialize all of our pharmaceutical products. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, refinance then-existing debt obligations on terms unfavorable to us, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

Our level of indebtedness and the terms of the Financing Agreement could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with certain net revenue covenants and other restrictions in the Financing Agreement, the repayment of our existing indebtedness could be accelerated.

Under the Financing Agreement, we have incurred a substantial amount of debt, which could adversely affect our business. In April 2019, we drew down the first tranche of $200.0 million under the Financing Agreement and in February 2020 we drew down the second tranche of $50.0 million under the Financing Agreement. On March 1, 2021, we entered into Amendment No. 8 to the Financing Agreement, or Amendment No. 8, pursuant to which we, among other things, repaid $15.0 million in principal under the Financing Agreement on such date and agreed to repay an additional $35.0 million in principal by no later than March 31, 2021, in each case plus a 5.0% prepayment fee. Our high level of indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow from operations to pay interest and principal, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

The Financing Agreement requires us to make certain payments of principal and interest over time and contains certain minimum quarterly net product revenue requirements and several other restrictive covenants.  We are required to achieve total minimum net revenue for ANNOVERA, IMVEXXY, and BIJUVA equal to at least (i) $17.0 million, $20.0 million, $23.0 million, and $26.5 million for the first, second, third, and fourth quarters of 2021, respectively, (ii) $30.0 million, $35.0 million, $40.0 million and $45.0 million for the first, second, third, and fourth quarters of 2022, respectively, (iii) $50.0 million, $55.0 million, $60.0 million and $65.5 million for the first, second, third, and fourth quarters of 2023, and (iv) $70.0 million for the first quarter of 2024. Among other requirements of the Financing Agreement, we and our subsidiaries party to the Financing Agreement must maintain a minimum unrestricted cash balance of $60.0 million, less the amount of certain payables.  The Financing Agreement also contains covenants that limit, among other things, the ability of us and our subsidiaries party to the Financing Agreement to (i) incur indebtedness, (ii) incur liens on our property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain permitted indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. These and other terms in the Financing Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. In order to maintain compliance with the minimum unrestricted cash balance requirement of the Financing Agreement, we anticipate that we may need to raise additional capital. We cannot guarantee that future financing sufficient to maintain or exceed the minimum unrestricted cash balance will be available in sufficient amounts, in a timely fashion, or on terms acceptable to us, if at all. If we are unable to maintain the minimum unrestricted cash balance, achieve any of the total minimum net revenue requirements or otherwise comply with any other covenant of the Financing Agreement, all or a portion of our obligations under the Financing Agreement may be declared immediately due and payable, which would have an adverse effect on our business, results of operations and financial condition.

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

We need substantial amounts of cash to complete the commercialization of IMVEXXY, BIJUVA, and ANNOVERA and the clinical development and commercialization of future pharmaceutical product candidates. Our existing cash may not be sufficient to fund these requirements. In addition, changing circumstances may cause us to consume funds significantly faster than we currently anticipate, and we may need to spend more money than currently expected on these programs. We may attempt to raise additional capital from the issuance of equity securities, collaborations with third parties, licensing of rights to our products, the issuance of debt securities and the incurrence of debt, in each case to the extent permitted under the Financing Agreement, or other means, or a combination of any of the foregoing. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of management’s attention away from our day-to-day activities, which may adversely affect our ability to conduct our day-to-day operations.

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

We have commenced a process for the divestiture of vitaCare Prescription Services. Additionally, we may evaluate other potential divestiture opportunities with respect to portions of our business from time to time, and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy and we would be able to realize value for our stockholders in so doing. There can be no assurance that we will be able to sell vitaCare Prescription Services. Any divestiture or disposition, including the potential disposition of vitaCare Prescription Services, could expose us to significant risks, including, without limitation, fees for legal and transaction-related services, diversion of management resources, transaction execution risks (including risks resulting from buyer financing and due diligence contingencies and other closing conditions), loss of key personnel and reduction in revenue. Further, we may be required to retain or indemnify a buyer against certain liabilities and obligations in connection with any such divestiture, and we may also become subject to third-party claims arising out of such divestiture. In addition, we may not achieve the expected price in a divestiture transaction, including the potential sale of vitaCare Prescription Services. A divesture of vitaCare Prescription Services may be subject to various third-party consents. There can be no assurances that we will obtain any necessary consents of governmental authorities or other third parties that might be required in order for us to sell vitaCare Prescription Services or effectuate any other divesture. If we are unable to consummate the divestiture of vitaCare Prescription Services or do not realize the expected strategic, economic, or other benefits of that or any other divestiture transaction, it could adversely affect our business and financial position.

We currently derive all of our revenue from sales or licenses of our women’s healthcare products, and our failure to maintain or increase sales of these products could have an adverse effect on our business, financial condition, results of operations, and growth prospects.

In 2020, we derived all of our revenue from sales or licenses of our women’s healthcare products, including patient-controlled, long-acting contraceptive, hormone therapy pharmaceutical products, prenatal and women’s multi-vitamins, and iron supplements. We cannot assure you that we will be able to sustain such sales or that such sales will grow. In addition to other risks described herein, our ability to maintain or increase existing product sales is subject to several risks and uncertainties, including the following:

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

If revenue from sales of our products does not increase, we may be required to reduce our operating expenses or to seek to raise additional funds, which could have an adverse effect on our business, financial condition, results of operations, and growth prospects, or we may not be able to commercialize all of our pharmaceutical products or commence or continue clinical trials to seek approval for any other products we may choose to develop in the future.

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

Physicians may not prescribe our products, which would prevent us from generating revenue or becoming profitable. Market acceptance of our products, including our hormone therapy pharmaceutical products and patient-controlled, long-acting contraceptive, by physicians, patients, and payers, will depend on a number of factors, many of which are beyond our control, including the following:

●	the clinical indications for which our hormone therapy pharmaceutical products and patient-controlled, long-acting contraceptive are approved;
●	acceptance by physicians and payers of each product as a safe and effective treatment;
●	the cost of treatment in relation to alternative treatments, including numerous generic pharmaceutical products;
●	the relative convenience and ease of administration of our products in the treatment of the symptoms for which they are intended;
●	the availability and efficacy of competitive drugs and devices;
●	the effectiveness of our sales force and marketing efforts;
●	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations, including any access barriers such as prior authorizations and step-edits;
●	the potential inclusion of a new category for one-year multi-cycle hormonal birth control methods in the FDA Birth Control Guide, which payers may rely upon as guidance for coverage;
●

the availability of coverage and adequate reimbursement by third parties, such as insurance companies and other healthcare payers, or by government healthcare programs, including Medicare and Medicaid;

●	limitations or warnings contained in a product’s FDA-approved labeling; and
●	prevalence and severity of adverse side effects.

Even if the medical community accepts that our products are safe and effective for their approved indications, physicians may not immediately be receptive to their use or may be slow to adopt our products as an accepted treatment for the symptoms for which they are intended. Labeling approved by the FDA may not permit us to promote our products as being superior to competing products, because the FDA applies a heightened level of scrutiny to comparative claims when applying its statutory standards for advertising and promotion, including with regard to its requirements for supporting data and that promotional labeling be truthful and not misleading, and there is potential for differing interpretations of whether certain communications are consistent with a product’s FDA-required labeling.  If our products do not achieve an adequate level of acceptance by physicians and payers, we may not generate sufficient or any revenue from these products and we may not become profitable. In addition, our efforts to educate the medical community and third-party payers on the benefits of our products may require significant resources and may never be successful.

We are subject to extensive and costly government regulation.

The products we are currently commercializing, including IMVEXXY, BIJUVA, and ANNOVERA and our prenatal vitamins, and the pharmaceutical products we are developing and planning to develop in the future, are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, including its Office of Inspector General, the U.S. Department of Justice, the Departments of Defense and Veterans Affairs, to the extent our products are paid for directly or indirectly by those departments, state and local governments, and their respective foreign equivalents. The FDA regulates dietary supplements, cosmetics, and drugs under different regulatory schemes. For example, the FDA regulates the processing, formulation, safety, manufacturing, packaging, labeling, and distribution of dietary supplements and cosmetics under its dietary supplement and cosmetic authority, respectively. The FDA also regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products under various regulatory provisions. If any pharmaceutical products we develop are tested or marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

We are also subject to additional healthcare regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state healthcare laws and regulations include the following:

●

The federal Anti-Kickback Statute, or AKS, prohibits, among other things, persons and entities, including pharmaceutical manufacturers, from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of, or arrangement for the referral of, an individual for, or the purchase, lease, order, or recommendation of, any good or service reimbursable, in whole or in part, by federal healthcare programs, such as Medicare, Medicaid, TRICARE, and the State Children’s Health Insurance Program. This statute has been interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. The term “remuneration” includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, waivers of payment, ownership interest and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. The safe harbors are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result.  For example, under a final rule issued in 2020 and to take effect January 1, 2022,  OIG revised the AKS’s Discount Safe Harbor to explicitly exclude reductions in price offered by drug manufacturers to pharmacy benefit managers and Part D plans from the safe harbor’s definition of a “discount,” meaning AKS immunity would not be available for such arrangements, and as a result potential AKS risks would increase unless arraignments were restructured. The failure to meet the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet the criteria for safe harbor protection from AKS liability in all cases. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, federal law provides that the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA, described below. Violations of the AKS carry potentially significant civil, criminal, and administrative penalties, including imprisonment, fines, civil monetary penalties, and exclusion from participation in government healthcare programs.  The compliance and enforcement landscape, and related risk, is informed by government precedent, Advisory Opinions, and Special Fraud Alerts.  For example, on November 16, 2020 the OIG published a Special Fraud Alert addressing manufacturer speaker programs signaling that such programs will be subject to an even higher degree of government scrutiny for potential AKS compliance concerns.  Our approach to compliance may evolve over time in light of these types of developments.  For example, we are currently evaluating the impact of the November 16, 2020 Special Fraud Alert on our speaker programs; if we are required to materially change our speaker programs to comply with the Special Fraud Alert, our speaker programs may be less effective, which may have an adverse effect on our business, financial condition, results of operations, and growth prospects.

●

The FCA prohibits entities and individuals from intentionally (or with reckless disregard or deliberate ignorance) presenting or causing to be presented false or fraudulent claims to Medicare, Medicaid, and other federal healthcare programs, or improperly retaining known overpayments;

○

Violations of the FCA carry penalties of up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. Suits filed under the federal FCA can be brought directly by the government or be brought by an individual (known as a “relator” or, more commonly, as a “whistleblower”) on behalf of the government, known as “qui tam” actions. Relators bringing qui tam actions under the FCA receive a share of any amounts paid by the entity to the government in fines or settlement. Qui tam actions have increased significantly in recent years, causing greater numbers of entities, including manufacturers, to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit.  Companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.  In addition to the FCA, many states have enacted their own false claims act statutes that address similar conduct and that may apply to claims for items or services submitted to any payor source, not just government-funded programs.

○

Although we do not submit claims directly to payers, manufacturers can be held liable under the FCA if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or, as noted above, paying a kickback that results in a claim for items or services. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under the FCA. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.

●

The Civil Monetary Penalties Law, or CMPL, imposes substantial civil monetary penalties against an entity that engages in prohibited activities, including but not limited to violations of the AKS, knowing submission of a false or fraudulent claim, employment of an excluded individual and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or in part by Medicare or Medicaid;

○

“Remuneration” is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions. Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal health care programs.

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

●

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, also imposes obligations, including mandatory contractual terms, on certain covered entities and their business associates with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. Our vitaCare Prescription Services subsidiary is a covered entity under HIPAA. HITECH also gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office of Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million.

●

According to the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or deceptive practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

●

Federal laws require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs.

●

The Physician Payments Sunshine Act imposes annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under certain government healthcare programs (with certain exceptions) to annually report to CMS information related to certain payments or other  “transfers of value” made or  provided to physicians and teaching hospitals, or to other entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Numerous state laws may also require disclosure of transfers of value to healthcare providers, pharmaceutical pricing information and marketing expenditures. Transfers of value to certain other providers such as nurse practitioners and physician assistants will also need to be tracked and reported under the Sunshine Act beginning in 2022.

●

Analogous state laws and regulations, such as state anti-kickback and false claims laws, and other state laws addressing the pharmaceutical and healthcare industries, may apply to interactions between pharmaceutical manufacturers and healthcare providers, sales or marketing arrangements, and claims involving healthcare items or services reimbursed by commercial third-party payers, including private healthcare insurers and health maintenance organizations, and in some cases that may apply regardless of payer, i.e., even if reimbursement is not available; further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance program guidelines (the PhRMA Code) and the relevant compliance guidance promulgated by the federal government (HHS-OIG) in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted legislation – the California Consumer Privacy Act, or CCPA – which went into effect January 1, 2020 and, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information, and creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The CCPA was recently amended by the California Privacy Rights Act, expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply.

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

Efforts to ensure that our operations, including our business arrangements with third parties, comply with applicable healthcare laws and regulations could be costly. In connection with the commercial launches of IMVEXXY, BIJUVA, and ANNOVERA, we have grown our compliance program and are in the process of developing a program based on industry best practices and tailored to evolving risks as we launch additional products, identify new distribution channels and target new patient types. Although effective compliance programs can help mitigate the risk of investigation, regulatory and enforcement actions, and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state fraud, privacy, security, and reporting laws may prove costly. We cannot guarantee that a government agency will agree with our interpretations and it is possible that an enforcement authority may find that one or more of our business practices may not comply. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, and could result in related stockholder suits, any of which could also have an adverse effect on our business, financial condition and results of operations.

In addition, from time to time in the future, we may become subject to additional laws or regulations issued by federal or state agencies. Federal and state elections in 2020 have changed which persons and parties occupy the presidency of the United States and control both chambers of Congress and many states’ governors and legislatures. These changes will likely result in new agency priorities, rulemakings, and legislation. We anticipate that the new Biden administration will issue a number of Executive Orders, which may alter the policies of the previous administration. Additionally, certain agency rules and policy statements of the prior administration may be rescinded. Further, the Biden administration may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options. We are uncertain of the impact or outcome of these potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such developments could have an adverse effect on our business.

Coverage and reimbursement may not be available for our products, which could make it difficult for us to sell our products profitably, or if available, government mandated rebates may be too high and may adversely affect our profitability.

Market acceptance and sales of our products, including IMVEXXY, BIJUVA, and ANNOVERA, and our prescription vitamins, will depend on coverage and reimbursement policies and may be affected by healthcare reform measures. Government healthcare programs and third-party payers decide which prescription pharmaceutical products they will pay for and establish reimbursement levels. Payers generally do not cover OTC products, and coverage for prescription vitamins and dietary supplements varies. Many private third-party payers, such as managed care plans, manage access to pharmaceutical products’ coverage partly to control costs to their plans, and may use drug formularies and medical policies to limit their exposure. Factors considered by these payers include product efficacy, cost effectiveness, and safety, as well as the availability of other treatments including generic prescription drugs. Our ability to commercialize IMVEXXY, BIJUVA, and ANNOVERA successfully depends on coverage and reimbursement levels set by government healthcare programs and third-party private payers. Obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and we may not be able to negotiate or continue to negotiate reimbursement or pricing terms for our products with payers at levels that are profitable to us, or at all.

In both the U.S. and some foreign jurisdictions, there have been several legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for the drug. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, or ASP, which is used to determine the Medicare Part B payment rate for the drug. The federal government sets general guidelines for Medicaid and requires rebates on outpatient drugs. Each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment. The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest and states have begun to take action to increase transparency in drug pricing through mandatory reporting requirements. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, any such cost-reduction initiatives could decrease the coverage and price that we receive for our products from Medicare, if any, including IMVEXXY, BIJUVA, and ANNOVERA, and could significantly harm our business. It was historically unclear whether products approved to treat moderate-to-severe dyspareunia, a symptom of vulvar and vaginal atrophy due to menopause, such as IMVEXXY, were excluded under Medicare Part D, which resulted in limited Medicare coverage for such products. A clarification issued by CMS in May 2018 indicated that drugs, such as IMVEXXY, that are approved for the treatment of moderate-to-severe dyspareunia (as well as drugs approved for the treatment of moderate-to-severe symptoms of vulvar and vaginal atrophy associated with menopause) are not excluded from Medicare Part D coverage. CMS’s clarification, however, is no guarantee that such coverage will be obtained for IMVEXXY and obtaining Medicare or other government healthcare program reimbursement for any new pharmaceutical products may take up to several years following FDA approval.

Our ability to commercialize ANNOVERA depends on coverage and reimbursement levels set by government healthcare programs and third-party private payers. The ACA mandates that private health plans provide coverage for women’s preventative services, without imposing patient cost-sharing requirements, as recommended by HRSA. HRSA Guidelines require private health plans to cover, with no patient out-of-pocket costs, at least one form of treatment (e.g., one product) in each of the methods (e.g., classes of contraception) identified by the FDA for women in its Birth Control Guide. To the extent ANNOVERA is deemed a new class of contraception by the FDA, such a designation could allow for coverage by private health plans with no patient out-of-pocket costs. However, there is no guarantee that such coverage will be obtained, and it is possible that other FDA-approved products could also be included in this new class. For instance, the FDA may find that ANNOVERA fits into the vaginal contraceptive ring class, which it would share with NuvaRing and its generic equivalents, and potentially others. Pursuant to HRSA Guidelines, private payers need only provide no-cost coverage for one product in each class and may use reasonable medical management to determine whether and to what extent to cover other products in the class. Private payers may interpret the statute and its associated rules in ways in which they decline to cover ANNOVERA, even if we believe ANNOVERA should be covered without cost sharing under the ACA framework. To the extent ANNOVERA is not the only FDA-approved product in a designated class of contraception, private payers may choose not to cover our one-year vaginal contraceptive system or may require patient cost-sharing obligations. Some states have amended and expanded requirements to match the standard set in the ACA mandate, specifically requiring coverage for the full range of contraceptive methods, counseling and services used by women and eliminating out-of-pocket costs and limiting other health plan restrictions. The prior administration implemented policies that permit certain employers to claim a religious or moral objection to the birth control coverage mandate under the ACA.  On July 8, 2020, the Supreme Court held in Little Sisters of the Poor Saints Peter and Paul Home v. Pennsylvania, et. al. that health plans sponsored by certain exempt religious employers and non-profit religious organizations that certify they have religious objections do not need to offer contraception coverage through their health benefit plans. This exemption could be overturned by the new Biden administration through an Executive Order or other policy or regulatory action. Further, despite our progress with commercial payers, there is no guarantee that we will be able to retain our agreements or obtain new agreements or that we will be able to negotiate favorable reimbursement or pricing terms for our products in the future.  In addition, healthcare reform, including potential repeal of or changes to the ACA, continues to attract significant legislative and administrative interest, legal challenges, regulatory and compliance requirements, new approaches and public attention that create uncertainty and the potential for additional changes. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may repeal the contraception coverage mandate, affect our reimbursement or impose additional coverage limitations and/or cost-sharing obligations on patients, any of which could have an adverse effect on coverage and reimbursement of our products, and our business, financial condition, results of operations, and prospects could be harmed.

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

The availability of generic products at lower prices than branded products may substantially reduce the likelihood of reimbursement for branded products, such as IMVEXXY, BIJUVA, and ANNOVERA.

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

There have been efforts by government officials and legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. On May 11, 2018, the prior administration issued its “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, and incentivize manufacturers to lower the list price of their products. Following on this initiative, HHS announced a drug payment model through the Center for Medicare and Medicaid Innovation at CMS to lower Medicare Part B payments for certain drugs to the lowest price for similar countries. Beginning January 1, 2021, the model, known as the Most Favored Nation (MFN) Model, will test a new model of drug payments whereby Medicare will pay no more for high cost, physician-administered Medicare Part B drugs than the lowest price charged in other similar countries.

While drug pricing was a priority for the prior administration, we expect that it will continue to be a focus of the Biden administration in 2021 and beyond. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have an adverse effect on our business, financial condition and results of operations.

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

We do not currently have, nor do we currently plan to build or acquire, the infrastructure or capability to internally manufacture our existing women’s healthcare products, IMVEXXY, BIJUVA, and ANNOVERA, or our pharmaceutical product candidates. We have relied, and will continue to rely, on third parties to manufacture these products in accordance with our specifications and in compliance with applicable regulatory requirements, including cGMPs. We have entered into long-term supply agreements with Catalent for the commercial supply of IMVEXXY and BIJUVA. Under the terms of the agreements, we are obligated to purchase certain minimum annual amounts of each product. We have also entered into a long-term supply contract with QPharma AB for ANNOVERA. Under the terms of the QPharma agreement, we are obligated to purchase certain minimum annual amounts of ANNOVERA. We depend on Lang, a full-service, private label and corporate brand manufacturer, to supply our vitaMedMD and BocaGreen products. We do not have long-term contracts for the commercial supply of our vitaMedMD and BocaGreen products, however, in certain circumstances, including our failure to satisfy our production forecasts to Lang, we may be obligated to reimburse Lang for the costs of excess raw materials purchased by Lang that it cannot use in another product category that it then sells.

Regulatory requirements could pose barriers to the manufacture of our women’s healthcare products and our pharmaceutical product candidates. Holders of NDAs, or other forms of FDA approvals or clearances, or those distributing a regulated product under their own name, are ultimately responsible for compliance with manufacturing obligations even if the manufacturing is conducted by a third-party contract manufacturing organization, or CMO. All of our existing products are manufactured by CMOs. These CMOs are required by the terms of our contracts to manufacture our products in compliance with the applicable regulatory requirements. The CMO that manufactures IMVEXXY and BIJUVA has previously been inspected by the FDA and received Form 483 observations with respect to its softgel manufacturing plant that is used for the manufacture of the commercial supply of IMVEXXY and BIJUVA. The CMO that manufactures ANNOVERA has previously been inspected by the FDA and received Form 483 observations with respect to its facility that is used for the commercial supply of ANNOVERA. We believe that corrective actions to address the compliance issues identified in the referenced Forms 483 have been implemented by the CMOs; however, the FDA has not yet reinspected the CMOs to confirm that the corrective actions were implemented as described to the agency in the respective Form 483 responses.

If our manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, our regulatory submissions may be delayed or disapproved, and our marketed products may be affected. If these facilities are not in compliance for the manufacture of our products, we may need to find alternative manufacturing facilities, which would result in substantial disruptions of our sales of existing products and significant delays of up to several years in obtaining approval for our pharmaceutical product candidates. In addition, our manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. After generally suspending in-person inspections due to COVID-19, the FDA announced it would resume domestic facility inspections, although the agency continues its general suspension of foreign facility inspections (although “mission-critical” inspections may be considered on a case-by-case basis). Because of the global pandemic, decision-making around facility inspections by the FDA (including preapproval inspections) continues to evolve. Failure by any of our manufacturers to comply with applicable cGMP regulations or other applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, violation letters, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply, recalls, withdrawals, issuance of safety alerts, and criminal prosecutions, any of which could have an adverse impact on our business, financial condition, results of operations, and prospects. We do not currently have alternative manufacturers, and we may not be able to enter into a long-term agreement with alternative manufacturers, or do so on commercially reasonable terms, and if we do enter into agreements with alternative manufacturers, those alternative manufacturers may not be approved by the FDA, any of which could have an adverse impact on our business. We also could experience manufacturing delays if our CMOs give greater priority to the supply of other products over our products and proposed products to the delay or other detriment of our products and proposed products, or otherwise do not satisfactorily perform according to the terms of their agreements with us. Finally, we could experience manufacturing delays or interruptions as a result of the ongoing COVID-19 pandemic.

We also do not have long-term contracts for the supply of the active pharmaceutical ingredient, or API, used in IMVEXXY, BIJUVA, and ANNOVERA. If any supplier of the API or other products used in our products or pharmaceutical product candidates experiences any significant difficulties in its respective manufacturing processes, does not comply with the terms of an agreement between us, or does not devote sufficient time, energy, and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our products or pharmaceutical product candidates, which could impair our ability to supply our products or pharmaceutical product candidates at the levels required for commercialization and prevent or delay their successful commercialization.

Even after the approval of IMVEXXY, BIJUVA, and ANNOVERA, and even if we obtain regulatory approval for other pharmaceutical product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

With respect to IMVEXXY, BIJUVA, and ANNOVERA, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for IMVEXXY, BIJUVA, and ANNOVERA contains restrictions on use and warnings. The Food and Drug Administration Amendments Act of 2007, or FDAAA, gives the FDA enhanced post-market authority, including the Risk Evaluation and Mitigation Strategy, or REMS, explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved REMS programs. IMVEXXY, BIJUVA, and ANNOVERA will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance and reporting, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. As part of the FDA’s approval of IMVEXXY, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen such as IMVEXXY. As part of the FDA’s approval of ANNOVERA, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism. Foreign regulatory agencies often have similar authority and may impose comparable requirement. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our pharmaceutical product candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

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

Commercial products must now meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which imposes obligations on manufacturers of prescription pharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and re-packagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act, or PDMA, and its implementing regulations. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with FDA indicating enforcement discretion on certain aspects due to the COVID-19 pandemic. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

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

The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, pharmacies, and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical products, including certain discounts, or engagement of speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices with respect to interactions with healthcare professionals, including but not limited to consultant relationships, speaker programs, advisory boards, and scientific/educational grant programs, as well as our arrangements with pharmacies, may not in all cases meet all of the criteria for safe harbor protection from AKS liability. Moreover, there are no safe harbors for many common practices, such as certain educational and research grants or patient assistance programs. The safe harbors are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result.

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

The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Pharmaceutical companies, however, are required to promote their pharmaceutical products only for the approved indications and consistent with the FDA-required, approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and the FCA, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts.

We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate federal or state fraud and abuse laws or other applicable requirements.

Federal enforcement agencies and private whistleblowers have shown and continue to show interest in pharmaceutical companies’ product and patient assistance programs (PAPs), including reimbursement support, co-pay support, nursing, adherence and educational services, referrals to other providers, donations to independent patient assistance charities, and relationships with specialty pharmacies. Co-pay assistance programs are intended to assist qualified patients with private insurance with any out-of-pocket financial obligations but must exclude any government healthcare program beneficiaries. Several investigations into patient assistance practices have resulted in significant civil and criminal settlements. We offer co-pay assistance for our vitamin products and IMVEXXY and BIJUVA, including co-pay assistance and free drug sample packs for IMVEXXY and BIJUVA, and potentially will enter into similar programs for ANNOVERA. While the OIG has approved certain independent charitable PAPs that help financially needy beneficiaries, advisory opinions on this issue have primarily focused on charities that provide assistance to patients who cannot afford cost-sharing obligations for prescription drugs. A key element for the OIG has been whether the charities are sufficiently independent from drug manufacturer donors. In May 2014, the OIG issued a Supplemental Special Advisory Bulletin regarding Independent Charity Patient Assistance Programs, or the 2014 Special Advisory Bulletin, which updated its 2005 Special Advisory Bulletin relating to PAPs. In the 2014 Special Advisory Bulletin, the OIG stated that although PAPs provide important safety net assistance to financially needy patients, these programs also present a risk of fraud, waste, and abuse with respect to federal health care programs. One of the three factors set forth in the revised guidance was that the PAP could not limit assistance to a single product. In September of 2014, the OIG also released a Special Advisory Bulletin on pharmaceutical manufacturer copayment coupons, specifically stating that manufacturers that did not comply with the law may be subject to sanctions if they fail to take appropriate steps to ensure that such coupons do not induce the purchase of Federal health care program items or services, including, but not limited to, drugs paid for by Medicare Part D. Failure to take such steps may be evidence of intent to induce the purchase of drugs paid for by these programs, in violations of the AKS. PAPs have also been the subject of Congressional review. If we fail to structure our patient assistance and support programs to comply with applicable law, we risk becoming subject to government investigations, and potentially, facing penalties or consequences for violations under fraud and abuse laws. Although we believe that our business practices are structured to be compliant with applicable laws, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

In addition, to the extent we, our subsidiary, VitaCare Prescription Services, or our other contractors or agents receive or obtain individually identifiable health information from patients, healthcare professionals, pharmacies, or other individuals or entities, we could be subject to criminal penalties if we mishandle individually identifiable health information in a manner that is not authorized or permitted by HIPAA. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. In addition, VitaCare Prescription Services’ activities could be subject to regulation and enforcement by the federal government and the states in which VitaCare conducts its business, including state licensing of pharmacies and pharmacists and as a result of potential increased scrutiny of innovation in hub services.

The occurrence of any of the foregoing events or penalties may force us to expend significant amounts of time and money and may significantly inhibit our ability to bring to market or continue to market our products and generate revenue. Similar regulations apply in foreign jurisdictions.

Some of our products can be prescribed to patients via a virtual health platform, such as PlushCare, a direct-to-consumer telehealth platform offering primary care medical services, subject to state telehealth and prescribing laws.  The federal Ryan Haight Act substantially limits the ability of prescribers to prescribe controlled substances via telehealth.  While this federal law applies only to federally controlled substances, the permissibility of prescribing other non-controlled substances via a telehealth encounter is addressed at the state level.  Constant changes to the telehealth laws and regulations as well as state pharmacy and prescribing laws and emerging enforcement priorities by state legislatures, licensing bodies, and attorney generals’ offices, make it difficult to predict our ability to effectively provide patient access to our products via virtual care offerings. There have been recent waivers of telehealth restrictions, including many of those pertaining to electronic prescribing based on a telehealth encounter, in order to assist in expanding access to care during the COVID-19 pandemic. Many of these waivers are tied to the federal public health emergency declaration but some state laws have different expiration dates. We cannot guarantee that prescribers will be able, or willing, to prescribe our products to patients via a telehealth encounter and any limitations on such remote prescribing at the state level may impede our ability to expand access to our products.

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

We have also entered into licensing and supply agreements with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel and with Theramex pursuant to which we granted Theramex an exclusive license to commercialize BIJUVA, and IMVEXXY outside of the U.S., except for Canada and Israel.

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

On February 20, 2020, we received the IMVEXXY Notice Letter regarding an ANDA submitted to the FDA by Teva.  The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY.  In the IMVEXXY Notice Letter, Teva alleges that IMVEXXY Patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. On April 1, 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. A trial date has not been set.  The complaint which we filed automatically precludes the FDA from approving Teva’s ANDA until the earlier of 30 months or entry of a district court decision finding the IMVEXXY Patents invalid, unenforceable, or not infringed.  We cannot assure you that the complaint filed on April 1, 2020 or any other patent infringement lawsuit that we may file will prevent the introduction of a generic version of IMVEXXY for any particular length of time, or at all. If Teva’s ANDA is approved, and a generic version of IMVEXXY is introduced, our sales of IMVEXXY could be adversely affected.

On March 17, 2020, we received the BIJUVA Notice Letter regarding an ANDA submitted to the FDA by Amneal. The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of BIJUVA. In the BIJUVA Notice Letter, Amneal alleges that the BIJUVA Patents are invalid, unenforceable, and/or will not be infringed by Amneal’s commercial manufacture, use, or sale of its proposed generic drug product. The BIJUVA Patents identified in the BIJUVA Notice Letter expire in 2032. On April 29, 2020, we filed a complaint for patent infringement against Amneal in the United States District Court for the District of New Jersey arising from Amneal’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Amneal’s ANDA would be a date no earlier than the expiration of the BIJUVA Patents and equitable relief enjoining Amneal from infringing the BIJUVA Patents. Amneal has filed its answer and counterclaim to the complaint, alleging that the BIJUVA Patents are invalid and not infringed. A trial date has not been set. The complaint which we filed automatically precludes the FDA from approving Amneal’s ANDA until the earlier of 30 months or entry of a district court decision finding the BIJUVA Patents invalid, unenforceable, or not infringed. On February 25, 2021, the District Court entered an order temporarily staying all proceedings in the BIJUVA litigation. The District Court stay also extends the 30-month stay for the period in which the BIJUVA litigation has been stayed. We cannot assure you that the complaint filed on April 29, 2020 or any other patent infringement lawsuit that we may file will prevent the introduction of a generic version of BIJUVA for any particular length of time, or at all. If Amneal’s ANDA is approved, and a generic version of BIJUVA is introduced, our sales of BIJUVA could be adversely affected.

In addition, we cannot predict what additional ANDAs could be filed by Teva, Amneal or other potential generic competitors requesting approval to market generic forms of our products, which could require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby harm our business and financial condition.

Failure to obtain regulatory approval outside the U.S. will prevent our licensees from marketing our hormone therapy pharmaceutical products in non-U.S. markets.

We have entered into licensing and supply agreements with Knight and Theramex to commercialize IMVEXXY and BIJUVA in non-U.S. markets. To market these products in the European Union and many other non-U.S. jurisdictions, our licensees must obtain separate regulatory approvals. We have had limited interactions with non-U.S. regulatory authorities, the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval or clearance. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more non-U.S. regulatory authorities does not ensure approval by other regulatory authorities in other countries or by the FDA. The non-U.S. regulatory approval process may include all of the risks associated with obtaining FDA approval or clearance. For these non-U.S. regulatory approvals, our licensees may not obtain them on a timely basis, if at all. Our licensees’ failure to receive necessary non-U.S. regulatory approvals to commercialize IMVEXXY and BIJUVA in a given market could have an adverse effect on our business, financial condition, results of operations, and prospects.

In addition, by seeking to obtain approval to market IMVEXXY and BIJUVA in one or more non-U.S. markets, we and/or our licensees will be subject to rules and regulations in those markets relating to our products. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a drug. To obtain reimbursement or pricing approval in some countries, our licensees may be required to conduct a clinical trial that compares the cost-effectiveness of our pharmaceutical product to other available products. If reimbursement of our pharmaceutical product is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our licensees may be unable to generate revenues and achieve or sustain profitability with respect to any given market, which could have an adverse effect on our business, financial condition, results of operations, and prospects. If our licensees obtain approval to market IMVEXXY or BIJUVA in one or more non-U.S. markets, we will have additional pharmacovigilance reporting requirements for our products. To the extent that the non-U.S. markets in which our licensees distribute our products have different pharmacovigilance reporting requirements than the U.S., there is a risk that the marketing of our drugs in those countries may increase the number of adverse events reported for our products.

Our success is tied to our distribution channels.

We sell our products to wholesale distributors and retail pharmacy distributors. During 2020, three customers each generated more than 10% of our total revenues; revenue generated from these three customers combined accounted for approximately 63% of our total revenue during 2020. Our business would be harmed if any of these customers refused to distribute our products or refused to purchase our products on commercially favorable terms to us.

We rely on third parties to conduct our research and development activities, including our clinical trials, and we may experience delays in obtaining or may be unsuccessful in obtaining regulatory approval for, or in commercializing, our pharmaceutical product candidates if these third parties do not successfully carry out their contractual duties or meet expected deadlines.

We do not have the resources to independently conduct research and development activities. Therefore, we have relied, and plan to continue to rely, on various third-party CROs to conduct our research and development activities and to recruit patients and monitor and manage data for our on-going clinical programs for our pharmaceutical product candidates, as well as for the execution of clinical studies. Although we only have oversight of certain aspects of our CROs’ activities, we are ultimately responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards. Our reliance on the CROs does not relieve us of our regulatory responsibilities as sponsor. We cannot assure you that the CROs will conduct the research properly or in a timely manner, or that the results will be reproducible. We and our CROs are required to comply with the FDA’s current Good Clinical Practice, or cGCP, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCPs through periodic and pre-approval inspections of trial sponsors, principal investigators, CROs, and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable or invalid, and the FDA may require us to perform additional clinical trials before approving our proposed products. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, to evaluate the safety and effectiveness compared to placebo of our pharmaceutical product candidates to a statistically significant degree, our clinical trials will require an adequately large number of test subjects. Any clinical trial that a CRO conducts abroad on our behalf is subject to similar regulation. Accordingly, if our CROs fail to comply with these regulations or recruit enough patients, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We typically engage one or more CROs on a project-by-project basis for each study or trial. While we have developed and plan to maintain our relationships with CROs that we have previously engaged, we also expect to enter into agreements with other CROs to obtain additional resources and expertise to accelerate our progress with regard to on-going clinical programs and, specifically, the compilation of clinical trial data for submission with an NDA for each of our pharmaceutical product candidates. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or entering into new relationships with CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can affect our ability to meet our desired clinical development timelines and can increase our costs significantly. Although we try to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition, results of operations, or prospects.

Our ability to utilize net operating loss carryforwards may be limited.

As of December 31, 2020, we had federal net operating loss carryforwards, or NOLs, of approximately $761.7 million. Subject to applicable limitations, these NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce our future federal income taxes otherwise payable.

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

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. federal tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 34 percent to 21 percent and imposing new restrictions on the use of NOLs. The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Management assessed the valuation allowance analyses with respect to our NOLs as affected by various aspects of the Tax Act and determined that a full valuation allowance continues to be appropriate. Additionally, in order to address the impact of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted into law on March 27, 2020. The CARES Act includes several significant business tax provisions that, among other things, includes further statutory amendments to the rules governing NOLs, as amended by The Tax Act. The CARES Act limits the NOL carryover deduction in taxable years beginning after December 31, 2020, to the lesser of the NOL carryforward or 80 percent of the taxpayer's taxable income (after considering the deduction for NOLs arising in tax years beginning before January 1, 2018), which may restrict our ability to offset future taxable income with NOLs and increase our future federal income taxes otherwise payable.

Our operations are concentrated in Boca Raton, Florida and interruptions affecting us or our suppliers due to natural disasters, the COVID-19 pandemic, or other unforeseen events could adversely affect our operations.

Our current operations are concentrated in Boca Raton, Florida. A hurricane, the COVID-19 pandemic, or other disaster or unforeseen event resulting in significant damage to our facilities, or causing illness in the personnel operating our facilities, could significantly disrupt or curtail or require us to cease our operations.  It would be difficult, costly and time-consuming to transfer resources from one facility to another or to repair or replace our facility if it is significantly damaged, or engage or hire new personnel due to the COVID-19 pandemic. In addition, our insurance may be insufficient to cover all of our losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our suppliers, such as Catalent at its manufacturing facility in St. Petersburg, Florida, experiences a similar disaster or is otherwise impacted by the COVID-19 pandemic or unforeseen event, we could face significant delays in obtaining our products. Any significant uninsured loss, prolonged or repeated disruption to operations or inability to operate, experienced by us or by our suppliers, could adversely affect our business, financial condition and results of operations.

Any failure to adequately maintain a sales force will impede our growth.

We are substantially dependent on a sales force – both those directly employed by us and those engaged through our contract sales organization – to attract new business and to manage existing customer relationships. There is significant competition for qualified, productive direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining direct sales personnel. New and future sales personnel may not become as productive as expected, and we may be unable to hire or engage enough qualified individuals in the future in the markets in which we do business. If we are unable to hire, engage and develop enough productive sales personnel or are required to hire or engage more sales personnel than we expect our business prospects could suffer. In addition to utilizing a contract sales organization for part of our sales force, we also utilize this organization for certain sales support functions, such as fleet and sample management. We currently intend to insource at least some of these functions and personnel in the future.  If we are unsuccessful in insourcing these functions or personnel, we may face delays or additional costs in commercializing our pharmaceutical products, which could adversely affect our business, financial condition and results of operations.

Other pharmaceutical companies with which we compete for qualified personnel may have greater financial and other resources, different risk profiles, and longer histories than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we offer. If we are unable to continue to attract and retain high-quality personnel, our ability to commercialize IMVEXXY, BIJUVA, and ANNOVERA may be limited.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2020, we had 400 employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, sales and marketing, and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate, and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from their day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional pharmaceutical product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to increase revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our pharmaceutical products and compete effectively will depend, in part, on our ability to effectively manage any future growth in our organization.

Risks Related to our Intellectual Property

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

In addition, mechanisms exist in much of the world permitting some form of challenge by generic drug marketers to our patents before, or immediately following, the expiration of any regulatory exclusivity, and generic companies are increasingly employing aggressive strategies, such as “at risk” launches to challenge relevant patent rights. On February 20, 2020, we received the IMVEXXY Notice Letter regarding an ANDA submitted to the FDA by Teva, and on March 17, 2020 we received the BIJUVA Notice Letter regarding an ANDA submitted to the FDA by Amneal.  The ANDA submitted by Teva seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY, and the ANDA submitted by Amneal seeks approval from the FDA to commercially manufacture, use, or sell a generic version of BIJUVA.

In the IMVEXXY Notice Letter, Teva alleges that IMVEXXY Patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033.  On April 1, 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. A trial date has not been set.  The complaint which we filed automatically precludes the FDA from approving Teva’s ANDA until the earlier of 30 months or entry of a district court decision finding the IMVEXXY Patents invalid, unenforceable, or not infringed.

In the BIJUVA Notice Letter, Amneal alleges that BIJUVA Patents listed in the FDA’s Orange Book that claim compositions and methods of BIJUVA are invalid, unenforceable, and/or will not be infringed by Amneal’s commercial manufacture, use, or sale of its proposed generic drug product. The BIJUVA Patents identified in the BIJUVA Notice Letter expire in 2032. On April 29, 2020, we filed a complaint for patent infringement against Amneal in the United States District Court for the District of New Jersey arising from Amneal’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Amneal’s ANDA would be a date no earlier than the expiration of the BIJUVA Patents and equitable relief enjoining Amneal from infringing the BIJUVA Patents. Amneal has filed its answer and counterclaim to the complaint, alleging that the BIJUVA Patents are invalid and not infringed. A trial date has not been set. The complaint which we filed automatically precludes the FDA from approving Amneal’s ANDA until the earlier of 30 months or entry of a district court decision finding the BIJUVA Patents invalid, unenforceable, or not infringed. On February 25, 2021, the District Court entered an order temporarily staying all proceedings in the BIJUVA litigation. The District Court stay also extends the 30-month stay for the period in which the BIJUVA litigation has been stayed.

We cannot assure you that any patent infringement lawsuit that we may file will prevent the introduction of a generic version of IMVEXXY or BIJUVA for any particular length of time, or at all. If Teva’s ANDA or Amneal’s ANDA are approved, and a generic version of IMVEXXY or BIJUVA is introduced, our sales of IMVEXXY or BIJUVA could be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by Teva, Amneal or other potential generic competitors requesting approval to market generic forms of our products, which could require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby harm our business and financial condition.

Our business also may rely on unpatented proprietary technology, know-how, and trade secrets. If the confidentiality of this intellectual property is breached, it could adversely impact our business.

We may be required to file lawsuits or take other actions to protect or enforce our patents or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, including with respect to Teva’s ANDA and BIJUVA Notice Letter, and Amneal’s ANDA and IMVEXXY Notice Letter, which can be expensive and time-consuming. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.

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

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our common stock, and their affiliates beneficially owned approximately 25% of our common stock, inclusive of vested options and warrants to acquire shares of our common stock. These stockholders may be able to largely determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to largely control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If we fail to maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required annually to deliver a report that assesses the effectiveness of our internal control over financial reporting. Due to our current filing status, we are not required to have our independent registered public accounting firm deliver an attestation report on the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting or our independent auditors are unwilling or unable to provide us with an attestation report on the effectiveness of internal control over financial reporting for future periods as required by, or voluntarily followed under, Section 404 of the Sarbanes-Oxley Act, we may not be able to produce accurate financial statements, and investors may therefore lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions.

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

General Risks Related to our Business

Our business may be affected by unfavorable publicity or lack of consumer acceptance.

We are highly dependent upon consumer acceptance of the safety and quality of our products, as well as similar products distributed by other companies. Consumer acceptance of a product can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use, products themselves, or marketing campaigns for our products. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by consumers as less than favorable or that may question earlier favorable research or publicity could have an adverse effect on sales of our products and our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates use of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our products or similar products, or that claims that such products do not have the effect intended, or that question the marketing of our products, could have an adverse effect on our business, reputation, financial condition, or results of operations.

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

If we do not introduce new products, make enhancements to existing products, or maintain the appropriate inventory levels of our existing products to meet consumers’ demand in a timely manner, our business, results of operations, and financial condition could be adversely affected.

We may initiate product recalls or withdrawals or may be subject to regulatory enforcement actions that could negatively affect our business.

We may be subject to product recalls, withdrawals, or seizures if any of the products we formulate, manufacture, or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale, or distribution of any of our products. A recall, withdrawal, or seizure of any of our products could adversely affect consumer confidence in our brands and lead to decreased demand for our products. In addition, a recall, withdrawal, or seizure of any of our products would require significant management attention, would likely result in substantial and unexpected expenditures, and could adversely affect our business, financial condition, and results of operations.

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

Our ability to maintain optimal inventory levels to meet commercial demand depends on the performance of third-party contract manufacturers. In some instances, our products have unique ingredients used under license arrangements. If our manufacturers are unsuccessful in obtaining raw materials, if we are unable to manufacture and release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged, or if our inventory reaches its expiration date, patients might not have access to our products, our reputation and brands could be harmed, and physicians may be less likely to recommend our products in the future, each of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. Failure can occur at any time during the clinical trial process because of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, or other factors. New drugs in later stages of clinical trials may fail to show the desired safety and efficacy data and results despite having progressed through earlier clinical trials. Several companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our future clinical trials may not be successful or may be more expensive or time-consuming than we currently expect. Before approving a new drug, the FDA generally requires that the safety and efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs based on a single well-controlled clinical trial. If clinical trials for any of our pharmaceutical product candidates fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA will not approve those product candidates and we will not be able to commercialize, which could have an adverse effect on our business, financial condition, results of operations, and prospects.

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

If we have incorrectly described, disclosed, calculated, assessed, or remitted amounts that were due to governmental authorities, we could be subject to additional taxes, fines, penalties, or other adverse actions, which could impact our business, results of operations, and financial condition.

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

In addition, information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health, business, or financial information. During the COVID-19 pandemic, in particular, cyber-attacks increased as companies shifted to remote work environments, including several high-profile, sophisticated attacks impacting government agencies and security firms alike, the impacts of which are still being uncovered. Despite our layered security controls, experienced computer programmers and hackers may be able to penetrate our information systems and misappropriate or compromise sensitive patient or personnel information or proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy viruses, worms and other malicious software programs that disable our systems or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments, through illegal electronic spamming, phishing, or other tactics.

A failure in or breach of our information systems because of cyber-attacks or other tactics could disrupt our business, result in the release or misuse of protected health information, or PHI, confidential or proprietary business information or financial loss, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential patients and disruption of our operations. In addition, breaches of our security measures and the unauthorized dissemination of patient healthcare and other sensitive information, proprietary or confidential information about us or other third-parties could expose such persons’ private information to the risk of financial or medical identity theft or expose us or such persons to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. Any of these disruptions or breaches of security could have an adverse effect on our business, financial condition, and results of operations.

Our failure to comply with foreign data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

On July 16, 2020, the Court of Justice of the European Union issued its long-awaited decision in the case Data Protection Commission v. Facebook Ireland, Schrems, or the Schrems II Decision. The Schrems II decision invalidates the European Commission’s adequacy decision for the EU-U.S. Privacy Shield Framework, calling into question personal data transfers from the EU to the U.S. While we have yet to determine the full impact of the invalidation of the EU-US Privacy Framework on our business, we anticipate increased legal and technological costs as we evaluate any trans-Atlantic transfers as well as the impact on any business that we may conduct in the EU.

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

Each of our employees and business partners is responsible for the security of the information in our systems or under our control and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures, including those related to cyber threats or attacks or other tactics, as well as our privacy and security policies and procedures, the improper release of personal information, including PHI, or confidential business or financial information, or misappropriation of assets could result. The release of such information or misappropriation of assets could have an adverse effect on our business, financial condition, and results of operations.

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

General Risks Related to our Intellectual Property

Another party could develop competing pharmaceutical products and obtain FDA regulatory exclusivity in the U.S. before we do, potentially preventing our ability to commercialize our pharmaceutical products and other products in development.

We plan to seek to obtain market exclusivity for our pharmaceutical products and any other pharmaceutical product candidates we develop in the future. To the extent that patent protection is not available or has expired, FDA exclusivity may be the only available form of exclusivity available for these proposed products. These FDA exclusivities can delay the submission or the approval of certain drug applications. Potentially competitive products may also be seeking FDA exclusivities and may be in various stages of development, including some more advanced than us. We cannot predict with certainty the timing of FDA approval or whether FDA approval will be granted, nor can we predict with certainty the timing of FDA approval for competing products or whether such approval will be granted. It is possible that competing products may obtain FDA approval with exclusivities before we do, which could delay our ability to submit an application or obtain necessary regulatory approvals, result in lost market opportunities with respect to our pharmaceutical product candidates, and adversely affect our business, financial condition, and results of operations.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent or delay us from developing or commercializing our pharmaceutical product candidates.

Our commercial success depends, in part, on our not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and products. We are aware of numerous third-party U.S. and non-U.S. issued patents and pending applications that exist in the technical areas of our pharmaceutical products, including compounds, formulations, treatment methods, and synthetic processes, which may be applied towards the synthesis of hormones, for example. Patent applications are confidential when filed and remain confidential until publication, approximately 18 months after initial filing, while some patent applications remain unpublished until issuance. As such, there may be other third-party patents and pending applications of which we are currently unaware with claims directed towards composition of matter, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our products or product candidates. Therefore, we cannot ever know with certainty the nature or existence of every third-party patent filing. We cannot provide assurances that we or our partners will be free to manufacture or market our product candidates as planned or that we or our licensors’ and partners’ patents will not be opposed or litigated by third parties. If any third-party patent was held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture, or methods of treatment related to the use or manufacture of any of our product candidates, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. There can be no assurances that we will be able to obtain a license to such patent on favorable terms or at all. Failure to obtain such license may have an adverse effect on our business.

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

If we are unable to protect the confidentiality of certain information, the value of our products and technology could be adversely affected.

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

General Risks Related to Ownership of our Common Stock

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

On February 20, 2020, we received a Paragraph IV certification notice letter, or the IMVEXXY Notice Letter, regarding an ANDA submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva. The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY, or the IMVEXXY Patents, are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. On April 1, 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. A trial date has not been set.

On March 17, 2020, we received a Paragraph IV certification notice letter, or the BIJUVA Notice Letter, regarding an ANDA submitted to the FDA by Amneal Pharmaceuticals, or Amneal. The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of BIJUVA. In the BIJUVA Notice Letter, Amneal alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of BIJUVA, or the BIJUVA Patents, are invalid, unenforceable, and/or will not be infringed by Amneal’s commercial manufacture, use, or sale of its proposed generic drug product. The BIJUVA Patents identified in the BIJUVA Notice Letter expire in 2032. On April 29, 2020, we filed a complaint for patent infringement against Amneal in the United States District Court for the District of New Jersey arising from Amneal’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Amneal’s ANDA would be a date no earlier than the expiration of the BIJUVA Patents and equitable relief enjoining Amneal from infringing the BIJUVA Patents. Amneal has filed its answer and counterclaim to the complaint, alleging that the BIJUVA Patents are invalid and not infringed. A trial date has not been set. On February 25, 2021, the District Court entered an order temporarily staying all proceedings in the BIJUVA litigation. The District Court stay also extends the 30-month stay for the period in which the BIJUVA litigation has been stayed.

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

As of February 1, 2021, there were approximately 171 record holders and 28,853 beneficial owners of our common stock.

Dividends

Historically, we have not paid dividends on our common stock, and we currently do not intend to pay any dividends on our common stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, the Financing Agreement contains covenants that limit our ability to pay dividends or make other distributions on our common stock.

Performance Graph

The following line graph compares cumulative total stockholder return for the five years ended December 31, 2020 for (i) our common stock; (ii) Nasdaq Pharmaceutical Index; and (iii) Nasdaq Stock Market (U.S. companies). The graph assumes $100 invested on December 31, 2015 and includes reinvestment of dividends. Measurement points are at December 31, 2015 and the last trading day of the fiscal years ended December 31, 2016, 2017, 2018, 2019, and 2020. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following line graph compares cumulative total stockholder return for the five years ended December 31, 2020 for (i) our common stock; (ii) Nasdaq Pharmaceutical Index; and (iii) Nasdaq Stock Market (U.S. companies). The graph assumes $100 invested on December 31, 2015 and includes reinvestment of dividends. Measurement points are December 31, 2015 and the last trading day of the fiscal years ended December 31, 2020, 2019, 2018, 2017, and 2016, and each of the following quarters ended therein. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graphs will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act.

Item 6.     Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in this Annual Report. The consolidated statements of operations for the years ended December 31, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017, and 2016 are derived from our audited consolidated financial statements not included in this Annual Report.

THERAPEUTICSMD, INC. AND SUBSIDIARIES (in thousands, except per share data)

	Year Ended December 31,
Consolidated Statements of Operations Data	2020	2019	2018	2017	2016
Product revenue, net	$62,872	$34,141	$16,099	$16,778	$19,356
License revenue	2,000	15,506	—	—	—
Cost of goods sold	15,975	6,335	2,737	2,637	4,185
Gross profit	48,897	43,312	13,362	14,141	15,171
Operating expenses:
Sales, general, and administrative	192,964	174,113	115,989	57,703	51,348
Research and development	10,432	19,792	27,299	33,853	53,943
Depreciation and amortization	1,042	613	294	213	133
Total operating expenses	204,438	194,518	143,582	91,769	105,424
Operating loss	(155,541)	(151,206)	(130,220)	(77,628)	(90,253)
Other (expense) income, net	(27,983)	(24,939)	(2,397)	703	378
Net loss	$(183,524)	$(176,145)	$(132,617)	$(76,925)	$(89,875)
Net loss per share, basic and diluted	$(0.67)	$(0.72)	$(0.59)	$(0.37)	$(0.46)
Weighted average number of common shares outstanding, basic and diluted	275,649	246,353	225,026	205,523	196,088

Consolidated Balance Sheet Date (at end of period)
Total assets	$181,610	$265,986	$211,984	$143,230	$142,472
Total debt	$237,698	$194,635	$73,381	—	—
Total operating lease liability	$10,929	$10,647	—	—	—
Total liabilities	$305,611	$256,785	$114,460	$13,321	$14,983
Total stockholders’ (deficit) equity	$(124,001)	$9,201	$97,524	$129,909	$127,489
Other Data:
Capital expenditures (for the period)	$1,598	$3,892	$1,322	$827	$1,241
Working capital (at the end of the period)	$69,166	$155,411	$145,700	$126,233	$124,428

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

●	In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause, which was approved by the FDA in May 2018.

●	In April 2019, we launched our FDA-approved product, BIJUVA (estradiol and progesterone) capsules, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus, which was approved by the FDA in October 2018.

●	In October 2019, we began a “test and learn” market introduction for our FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only annual patient-controlled, procedure-free, reversible prescription contraceptive option for women, which was approved by the FDA in August 2018 and which we have licensed for commercialization in the U.S. pursuant to an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative in July 2020.

We have also entered into license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

●	In July 2018, we entered into a license and supply agreement with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Knight received the first regulatory approval in Canada for IMVEXXY and BIJUVA in the third quarter of 2020.

●	In June 2019, we entered into an exclusive license and supply agreement, or the Theramex License Agreement, with Theramex HQ UK Limited, or Theramex, a leading, global specialty pharmaceutical company dedicated to women’s health, to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel.

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

In late January 2020, we submitted a New Drug Application, or NDA, efficacy supplement for the 0.5/100 mg dose of BIJUVA to the FDA for review and potential approval. The NDA efficacy supplement used existing data from our Phase 3 REPLENISH trial for BIJUVA, for which we announced results in December 2016, together with additional information and analyses. In November 2020, we withdrew the NDA efficacy supplement. We currently intend to file a Formal Dispute Resolution Request, or FDRR, with the FDA that disputes the FDA’s requirement that the efficacy supplement meet approval standard that have not been required of other approved drugs in BIJUVA’s therapeutic class. There can be no assurance that we will prevail with respect to the FDRR, if filed, or that the 0.5/100 mg dose of BIJUVA will be approved.

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

IMVEXXY is a small, digitally inserted, softgel vaginal insert that dissolves when inserted into the vagina. It is administered mess-free, without the need for an applicator, and can be used any time of day. IMVEXXY provides a mechanism of action and dosing that is comfortable for patients, with no patient education required for dose application or applicators. IMVEXXY demonstrated efficacy as early as two weeks (secondary endpoint) and maintained efficacy through week 12 in clinical studies, with no increase in systemic hormone levels beyond the normal postmenopausal range (the clinical relevance of systemic absorption rates for vaginal estrogen therapies is not known).

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

In October 2019, we began a “test and learn” market introduction phase of launch for ANNOVERA, with 36 of our existing sales representatives currently promoting ANNOVERA in addition to our other products, and our 23 regional sales managers and 12 compounding key account managers, or KAMs, introducing ANNOVERA to top targeted healthcare practitioners outside of these 36 territories. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative in July 2020.

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

License Agreement with the Population Council

In July 2018, we entered into the Population Council License Agreement to commercialize ANNOVERA in the U.S. We began selling ANNOVERA in a “test and learn” market introduction in the third quarter of 2019. As a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA in the first quarter of 2020 and deferred sales and marketing initiatives into subsequent quarters. We resumed the launch of ANNOVERA in July 2020.

Under the terms of the Population Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following approval by the FDA of the NDA for ANNOVERA. The first commercial batch of ANNOVERA was released during the third quarter of 2019 and we paid the Population Council a second milestone payment of $20,000,000 as a result of the commercial batch release. The Population Council is eligible to receive additional milestone payments and royalties from commercial sales of ANNOVERA, as detailed below.

We assumed responsibility for marketing expenses related to the commercialization of ANNOVERA. We are required to pay the Population Council additional milestone payments of $40 million upon cumulative net sales of ANNOVERA in the U.S. by us and our affiliated and permitted sublicensees of each of $200 million, $400 million and $1.0 billion.

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

License Agreement with Knight

In July 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Pursuant to the terms of the Knight License Agreement, Knight paid us $2,000,000 in milestone fees upon the first regulatory approval in Canada for IMVEXXY and BIJUVA in the third quarter of 2020, and is required to pay us sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY and BIJUVA and royalties based on aggregate annual sales of each of IMVEXXY and BIJUVA in Canada and Israel. We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY and BIJUVA in Canada within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters. As part of the Knight License Agreement, Knight is prohibited from exporting IMVEXXY and BIJUVA to the United States.

License Agreement with Theramex

In June 2019, we entered into the Theramex License Agreement with Theramex to commercialize BIJUVA and IMVEXXY in the Theramex Territory. Under the terms of the Theramex License Agreement, Theramex paid us EUR 14 million, or $15,506,400, in cash as an upfront fee in August 2019. Within thirty days of signing the Theramex License Agreement, we provided Theramex the regulatory materials and clinical data that were necessary for Theramex to obtain marketing authorizations and other applicable regulatory approvals for commercializing BIJUVA and IMVEXXY. We recognized the revenue related to the upfront fee, which was a non-refundable payment, during the third quarter of 2019, at a point in time when Theramex was able to use and benefit from the license which was when the knowledge transfer of regulatory documents occurred. We are eligible to receive additional milestone payments comprised of (i) up to an aggregate of EUR 2 million in regulatory milestone payments based on regulatory approvals for BIJUVA and IMVEXXY in certain specified markets and (ii) up to an aggregate of EUR 27.5 million in sales milestone payments to be paid in escalating tranches based on Theramex first attaining certain aggregate annual net sales milestones of BIJUVA and IMVEXXY in the Theramex Territory ranging from EUR 25 million to EUR 100 million. We are also entitled to receive quarterly royalty payments at a rate of 5% on net sales of BIJUVA and IMVEXXY in the Theramex Territory. Theramex is responsible for all regulatory and commercial activities for BIJUVA and IMVEXXY in the Theramex Territory. Theramex may sublicense its rights to commercialize BIJUVA and IMVEXXY in the Theramex Territory, except for certain specified markets. We may terminate the Theramex License Agreement if Theramex does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize BIJUVA and IMVEXXY within certain specified time periods. We also may terminate the Theramex License Agreement if Theramex challenges our patents. Either party may terminate the Theramex License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters.

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

The following table indicates our research and development expense by project for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(000s)
TX 001-HR (BIJUVA)	$2,085	$3,848	$11,790
TX 004-HR (IMVEXXY)	1,311	2,522	4,890
ANNOVERA	1,990	2,637	—
Other research and development	5,046	10,785	10,619
Total	$10,432	$19,792	$27,299

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

Results of Operations

Comparison of Years Ended December 31, 2020, 2019, and 2018:

Year ended December 31, 2020 compared with year ended December 31, 2019

	Years Ended December 31,
	2020	2019	Change
	(000s)
Product revenue, net	$62,872	$34,141	$28,731
License revenue	2,000	15,506	(13,506)
Cost of goods sold	15,975	6,335	9,640
Operating expenses	204,438	194,518	9,920
Operating loss	(155,541)	(151,206)	(4,335)
Other expense, net	(27,983)	(24,939)	(3,044)
Net loss	$(183,524)	$(176,145)	$(7,379)

Revenue

Product revenue is recorded net of sales discounts, chargebacks, wholesaler fees, customer rebates, coupons and estimated returns. We launched IMVEXXY in the third quarter of 2018 and BIJUVA in the second quarter of 2019. We started selling ANNOVERA in the third quarter of 2019. We paused the planned full commercial launch of ANNOVERA in March 2020 due to the impact of the COVID-19 pandemic and resumed this initiative on July 1, 2020. Product revenue for the year ended December 31, 2020 increased approximately $28,731,000, or 84%, to approximately $62,872,000, compared with approximately $34,141,000 for the year ended December 31, 2019. Despite slower than anticipated growth of our product revenue due to the impact of the COVID-19 pandemic, product revenue increased primarily due to continued ramping of sales of IMVEXXY, BIJUVA and ANNOVERA during the year ended December 31, 2020, as compared to the prior period, partially offset by a decrease in prenatal vitamins sales.

Sales of IMVEXXY increased approximately $10,887,000 as compared to the prior year and sales of BIJUVA increased approximately $4,517,000 as compared to the prior year due to a higher number of units sold and increased net product revenue per unit. Sales of ANNOVERA increased approximately $13,445,000 as compared to the prior year primarily due to a higher number of units sold, partially offset by slightly lower net revenue per unit. In addition, during the year ended December 31, 2020, our prenatal vitamin sales decreased approximately $118,000 due to decreased number of units sold partially offset by an increased net product revenue per unit as compared to the prior year. In addition to our product revenue, during the year ended December 31, 2020, we recognized aggregate license revenue of $2,000,000 from two non-refundable milestone payments from Knight under the terms of the Knight License Agreement, which we recognized at the point in time upon the first regulatory approvals in Canada of each of IMVEXXY and BIJUVA. During the year ended December 31, 2019, we recognized license revenue of approximately $15,506,000 from the upfront fee, which was a non-refundable payment, payable to us by Theramex under the terms of the Theramex License Agreement, which we recognized at the point in time when Theramex was able to use and benefit from the license, which was when the knowledge transfer of regulatory documents occurred.

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

Cost of Goods Sold

Cost of goods sold increased approximately $9,640,000, or 152%, to approximately $15,975,000 for the year ended December 31, 2020, compared with approximately $6,335,000 for the year ended December 31, 2019. This increase is attributable to a 84% increase in product revenue as compared to the prior year, an increase in royalty fees of approximately $672,000, and an increase in amortization of our license fee related to ANNOVERA of approximately $2,246,000 as well as an increase of $4,085,000 inventory charge, primarily related to BIJUVA, as compared to the prior year. Our gross margin related to prescription products was approximately 75% and 81% for the years ended December 31, 2020 and 2019, respectively. The change in our gross margin between the two periods is primarily related to the change in product mix and its related costs including inventory charge, amortization of license fee and royalty fees described above.

Operating Expenses

Our principal operating costs included the following items as a percentage of total operating expenses.

	Years Ended December 31,
	2020	2019
Sales and marketing costs, excluding human resource costs	44%	45%
Human resource related costs	33%	28%
Product research and development costs	5%	10%
Professional fees and consulting costs	6%	7%
Other operating expenses	12%	10%

Operating expenses increased by approximately $9,920,000, or 5%, to approximately $204,438,000 for the year ended December 31, 2020, compared with approximately $194,518,000 for the year ended December 31, 2019, as a result of the following items:

	Years Ended December 31,
	2020	2019	Change
	(000s)
Sales and marketing, excluding human resources costs	$89,286	$86,459	$2,827
Human resources related costs	66,969	54,120	12,849
Research and development costs	10,432	19,792	(9,360)
Professional and consulting costs	13,260	13,913	(653)
Other operating expenses	24,491	20,234	4,257
Total operating expenses	$204,438	$194,518	$9,920

Sales and marketing costs, excluding human resources costs, for the year ended December 31, 2020 increased by approximately $2,827,000, or 3%, to approximately $89,286,000, compared with approximately $86,459,000 for the year ended December 31, 2019. This increase was primarily due to higher expenses associated with advertising efforts to support the significant initiative related to the launch of ANNOVERA in March 2020, which was subsequently paused as a result of the COVID-19 pandemic and relaunched in July 2020, as well as continuing to support the commercialization of BIJUVA and IMVEXXY, which was partially offset by cost cutting initiatives put in place at the beginning of the COVID-19 pandemic, including reducing consulting and agency fees. In addition, we recorded product samples expense of approximately $7,100,000, during the year ended December 31, 2020, primarily related to BIJUVA. Sales and marketing costs, excluding human resources costs, also increased as compared to the prior year as a result of higher sales incentives due to the increase in product revenue, which was partially offset by lower physician education, training and travel expenses caused by restrictions on in-person speaker programs due to the COVID-19 pandemic. In addition, during the third quarter of 2020, we onboarded our outsourced sales personnel which decreased sales and marketing costs, excluding human resources costs.

Human resources costs, including salaries, benefits and taxes, for the year ended December 31, 2020 increased by approximately $12,849,000, or 24%, to approximately $66,969,000, compared with approximately $54,120,000 for the year ended December 31, 2019, as a result of an increase of approximately $11,964,000 primarily related to higher employee count which increased from 348 in 2019 to 400 in 2020 mostly in sales, marketing and regulatory areas to support commercialization of our pharmaceutical products which included onboarding our outsourced sales personnel and an increase of approximately $885,000 in non-cash compensation expense included in this category related to employee stock-based compensation during 2020 as compared to 2019, partially offset by cost cutting measures implemented due to the COVID-19 pandemic.

Product research and development costs for the year ended December 31, 2020 decreased by approximately $9,360,000, or 47%, to approximately $10,432,000, compared with approximately $19,792,000 for the year ended December 31, 2019. Product research and development costs include costs related to manufacturing validation and early development trials, as well as salaries, wages, non-cash compensation, and benefits of personnel involved in research and development activities. Product research and development expenditures have been reduced as we refocused our resources towards the commercialization of our approved pharmaceutical products. We continue to deploy limited resources as we develop our drug pipeline, continue stability testing and validation on our pharmaceutical products, develop and validate secondary manufacturers, prepare regulatory submissions and work with regulatory authorities on existing submissions.

● Since the project’s inception in February 2013, we have incurred approximately $133,120,000 in research and development costs with respect to BIJUVA.

● Since the project’s inception in August 2014, we have incurred approximately $49,572,000 in research and development costs with respect to IMVEXXY.

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

Professional fees and consulting costs for the year ended December 31, 2020 decreased by approximately $653,000, or 5%, to approximately $13,260,000, compared with approximately $13,913,000 for the year ended December 31, 2019, primarily as a result of reduced recruiting and consulting fees, partially offset by increased legal, accounting and other professional fees.

All other operating expenses for the year ended December 31, 2020 increased by approximately $4,257,000, or 21%, to approximately $24,491,000, compared with approximately $20,234,000 for the year ended December 31, 2019, primarily as a result of increased insurance, dues and subscriptions, rent, depreciation and amortization expenses, and write off of intangible assets and patents, partially offset by lower other office and travel expenses due to travel restrictions caused by the COVID-19 pandemic.

Operating Loss

As a result of the foregoing, our operating loss increased approximately $4,335,000, or 3%, to approximately $155,541,000 for the year ended December 31, 2020, compared with approximately $151,206,000 for the year ended December 31, 2019, primarily as a result of an increase in total operating expenses to support commercialization and launch efforts related to our pharmaceutical products, a decrease in our license revenue as well as write off of inventory and product samples due to the COVID-19 pandemic, as described above, partially offset by increased total net product revenue.

We anticipate that we will continue to have operating losses for the near future until we successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA, although there is no assurance that any commercialization of IMVEXXY, BIJUVA, and ANNOVERA will be successful.

Other expense, net

Other non-operating expense, net increased by approximately $3,044,000, or 12%, to an expense of approximately $27,983,000 for the year ended December 31, 2020, compared with an expense of approximately $24,939,000 for the year ended December 31, 2019, primarily as a result of increased interest expense related to our Financing Agreement partially offset by the loss on extinguishment of debt of $10,058,000 incurred during the year ended December 31, 2019. For more information regarding our Financing Agreement, see “Liquidity and Capital Resources” below.

Net Loss

Because of the net effects of the foregoing, net loss increased by approximately $7,379,000, or 4%, to approximately $183,524,000 for the year ended December 31, 2020, compared with approximately $176,145,000 for the year ended December 31, 2019. Net loss per share of Common Stock, basic and diluted, was ($0.67) and ($0.72) for the years ended December 31, 2020 and 2019, respectively.

Year ended December 31, 2019 compared with year ended December 31, 2018

	Years Ended December 31,
	2019	2018	Change
	(000s)
Product revenue, net	$34,141	$16,099	$18,042
License revenue	15,506	—	15,506
Cost of goods sold	6,335	2,737	3,598
Operating expenses	194,518	143,582	50,936
Operating loss	(151,206)	(130,220)	(20,986)
Other expense, net	(24,939)	(2,397)	(22,542)
Net loss	$(176,145)	$(132,617)	$(43,528)

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

Other expense, net

Other non-operating expense, net changed by approximately $22,542,000, or 940%, to an expense of approximately $24,939,000 for the year ended December 31, 2019 compared with an expense of approximately $2,397,000 for 2018, primarily as a result of a one-time charge of approximately $10,058,000 in loss on extinguishment of debt and increased interest expense related to our Financing Agreement that we recorded in 2019 as compared to 2018.

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

Liquidity and Capital Resources

We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities. For the three-year period ended December 31, 2020, we received approximately $198,642,000 in net proceeds from the issuance of shares of our common stock, par value $0.001 per share, or Common Stock. As of December 31, 2020, we had a cash balance of approximately $80,486,000. Subsequent to December 31, 2020, we received approximately $47,300,000 in net proceeds from sales of our Common Stock in January and February 2021 pursuant to a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and approximately $97,100,000 in net proceeds from sales of our Common Stock pursuant to an underwritten public offering of our common stock in February 2021, each as described below.

On November 10, 2020, we entered into an underwriting agreement with Cantor Fitzgerald relating to an underwritten public offering of 23,437,500 shares of our Common Stock. We granted to the underwriter an option, exercisable for a period of 30 days, to purchase up to 3,515,625 additional shares of Common Stock, which was exercised in full. The net proceeds the offering were approximately $31,703,000, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on November 13, 2020.

On November 27, 2020, we entered into the Sales Agreement with Cantor Fitzgerald relating to shares of our Common Stock. In accordance with the terms of the sales agreement, in January and February 2021 we offered and sold an aggregate of 28,600,689 shares of our Common Stock having an aggregate offering price of $50 million, resulting in estimated net proceeds to us of approximately $47.3 million. Sales of our Common Stock under the Sales Agreement were made in sales deemed to be “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act. Cantor Fitzgerald was entitled to compensation at a fixed commission rate of 3.0% of the aggregate gross sales price per share sold.

On February 11, 2021, we entered into an underwriting agreement with Cantor Fitzgerald, as underwriter, relating to an underwritten public offering of 59,459,460 shares of our Common Stock. Pursuant to the underwriting agreement, we granted to the underwriter an option, exercisable for a period of 30 days, to purchase up to 8,918,919 additional shares of Common Stock. The net proceeds to us from the offering, excluding any proceeds that may be received from the exercise of the underwriter’s option to purchase additional shares, were approximately $97.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on February 16, 2021.

On April 24, 2019, we entered into a Financing Agreement, as amended, or the Financing Agreement, with Sixth Street Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, which provided us with up to a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provided for fund availability in multiple tranches: $200,000,000 was drawn upon entering into the Financing Agreement while an additional $50,000,000 was drawn on February 18, 2020. An additional $50,000,000 was previously available to us in the Administrative Agent’s sole and absolute discretion either contemporaneously with the delivery of our financial statements for the quarter ended June 30, 2020 or at such earlier date as the Administrative Agent may have consented to. Subsequent to the pause in the full launch of ANNOVERA caused by the COVID-19 pandemic, the undrawn $50,000,000 tranche under the Financing Agreement is no longer available.

On August 5, 2020, we and our subsidiaries entered into Amendment No. 5 to the Financing Agreement, or Amendment No. 5, with the Administrative Agent and the lenders party thereto, pursuant to which we modified the minimum consolidated net product revenue requirements attributable to commercial sales of our IMVEXXY, BIJUVA, and ANNOVERA products, which requirements are effective beginning with the fiscal quarter ending December 31, 2020. In lieu of a cash amendment fee, to induce the lenders to enter into Amendment No. 5, on August 5, 2020, we issued warrants, or the Lender Warrants, to the lenders under the Financing Agreement to purchase an aggregate of 4,752,116 shares of Common Stock, pursuant to a subscription agreement among the parties, or the Subscription Agreement. The Warrants have an exercise price of $1.58 per share of Common Stock and an expiration date of August 5, 2030. The Warrants may also be exercised via cashless exercise pursuant to the terms thereof. No registration rights were issued pursuant to the Warrants or Subscription Agreement. On November 8, 2020, in connection with entering into Amendment No. 6 to the Financing Agreement, or Amendment No. 6, we amended the Lender Warrants to provide for an adjustment to the exercise price if we conducted certain dilutive issuances prior to December 31, 2020, or if the volume-weighted average price of our Common Stock for the fifteen trading days ending December 31, 2020 was lower than the then-current exercise price. The issuance of the shares of Common Stock in our November 2020 underwritten public offering at a price per share equal to $1.1856 triggered the automatic reduction in the exercise price of the Lender Warrants from $1.58 to $1.1856. On January 13, 2021, in connection with entering into Amendment No. 7 to the Financing Agreement, or Amendment No. 7, the Lender Warrants were further amended to provide for an additional adjustment to the exercise price if we conduct certain dilutive issuances prior to March 31, 2021. In connection with entering into Amendment No. 7, we paid the Administrative Agent an amendment fee of $5.0 million.

As of the filing date of this Annual Report on Form 10-K, our cash balance was above the required balance by the Financing Agreement. Based on our current projections, and recent equity financing, we anticipate that we will remain in compliance with the minimum cash balance covenant for the next twelve months from the issuance of these financial statements. In addition, we have reviewed numerous potential scenarios in connection with the impact of COVID-19 pandemic on our business and we believe that our existing cash reserves are sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months from the issuance of these financial statements. However, if we are unsuccessful with the commercialization of IMVEXXY, BIJUVA, or ANNOVERA, if such commercialization is delayed, or if the continued impact of the COVID-19 pandemic on our business is worse than we anticipate, among other circumstances, we may consume funds significantly faster than we currently anticipate and our existing cash reserves would be insufficient to maintain compliance with the Financing Agreement covenants or satisfy our liquidity requirements until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA.

The Financing Agreement requires us to maintain certain minimum quarterly product net revenue requirements and several other restrictive covenants. On March 1, 2021, we entered into Amendment No. 8, pursuant to which, among other amendments, the minimum quarterly product net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA were revised to (i) $17.0 million, $20.0 million, $23.0 million, and $26.5 million for the first, second, third, and fourth quarters of 2021, respectively, (ii) $30.0 million, $35.0 million, $40.0 million and $45.0 million for the first, second, third, and fourth quarters of 2022, respectively, (iii) $50.0 million, $55.0 million, $60.0 million and $65.5 million for the first, second, third, and fourth quarters of 2023, and (iv) $70.0 million for the first quarter of 2024. In connection with entering into Amendment No. 8, we repaid $15.0 million in principal under the Financing Agreement on such date and agreed to repay an additional $35.0 million in principal by no later than March 31, 2021, in each case plus a 5.0% prepayment fee. Additionally, we have agreed to make quarterly repayments under the Financing Agreement commencing with the fiscal quarter ending March 31, 2022. See Note 8 – Debt for information regarding our debt maturity.

These and other terms in the Financing Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. If we are unable to maintain the minimum unrestricted cash balance, achieve any of the total minimum net revenue requirements or otherwise comply with any other covenant of the Financing Agreement, all or a portion of our obligations under the Financing Agreement may be declared immediately due and payable, which would have an adverse effect on our business, results of operations and financial condition.

Our net days sales outstanding, or net DSO, is calculated by dividing gross accounts receivable less the reserve for doubtful accounts, chargebacks and payment discounts by the average daily net product revenue during the quarter. We also disclose gross DSO, which includes the calculation of gross accounts receivable divided by the average daily gross product revenue to distributors during the quarter. For the three months ended December 31, 2020, our gross DSO was 61 days compared to 55 days for the three months ended December 31, 2019 and our net DSO was 132 days for the three months ended December 31, 2020 compared to 141 days for the three months ended December 31, 2019. We anticipate that our DSO will fluctuate in the future based upon a variety of factors, including longer payment terms associated with the launches of IMVEXXY, BIJUVA, and ANNOVERA and changes in the healthcare industry. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the COVID-19 pandemic, or other customer-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables in the future.

We need substantial amounts of cash to complete the launch and commercialization of our hormone therapy and contraceptive drugs. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

Summary of (Uses) and Sources of Cash

	Years Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(159,470,335)	$(165,697,595)	$(106,811,781)
Net cash used in investing activities	$(1,597,907)	$(23,912,694)	$(21,497,857)
Net cash provided by financing activities	$80,724,313	$188,826,925	$162,787,087

Operating Activities

The principal use of cash in operating activities for the year ended December 31, 2020 and 2019 was to fund our current expenses primarily related to supporting commercialization activities for IMVEXXY, BIJUVA and ANNOVERA, sales, marketing, scale-up and manufacturing activities and clinical development, adjusted for non-cash items. The decrease of approximately $6,227,000 in cash used in operating activities for the year ended December 31, 2020 in comparison to the year ended December 31, 2019 was primarily due to changes in the components of working capital partially offset by an increase in non-cash items and an increase in our net loss.

The increase of approximately $58,886,000 in cash used in operating activities for the year ended December 31, 2019 in comparison to the year ended December 31, 2018 was primarily due to an increase in our net loss coupled with changes in the components of working capital which were primarily due to the launch and commercialization of our pharmaceutical products.

Investing Activities

During the year ended December 31, 2020, a decrease in spending on fixed assets, patents and trademarks resulted in a decrease in cash used in investing activities for the year ended December 31, 2020 compared with the same period in 2019. In addition, during the year ended December 31, 2019, we paid $20,000,000 to the Population Council in connection with the commercial batch release of ANNOVERA, based on the Population Council License Agreement.

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

Our financing activities for the year ended December 31, 2020 provided net cash of approximately $80,724,000 which consisted of the funding from our Financing Agreement of $50,000,000, approximately $31,703,000 in proceeds from the sale of our common stock and the exercise of options to purchase common stock of approximately $271,000, partially offset by the payment of deferred financing fees of $1,250,000.

On November 10, 2020, we entered into an underwriting agreement with Cantor Fitzgerald, as underwriter, relating to an underwritten public offering of 23,437,500 shares of our common stock. We granted to the underwriter an option, exercisable for a period of 30 days, to purchase up to 3,515,625 additional shares of common stock, which was exercised in full. The net proceeds the offering were approximately $31,703,000, after deducting the underwriting discounts and commissions and offering expenses paid by us. The offering of 23,437,500 shares closed on November 13, 2020 and the offering of 3,515,625 shares closed on November 20, 2020.

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

On October 29, 2019, we closed an underwritten public offering of 29,900,000 shares of our common stock at a price to the public of $2.75 per share, inclusive of the underwriters’ option to purchase additional shares of common stock, which option was exercised in full. We received net proceeds from the offering of approximately $77,031,000, after deducting underwriting discounts and commissions and offering expenses paid by us.

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

Revenue Recognition. As of December 31, 2020, our products consisted primarily of prescription vitamins and our FDA-approved products: IMVEXXY, which we began selling during the third quarter of 2018, BIJUVA, which we began selling in the second quarter of 2019, and ANNOVERA, which we began selling in the third quarter of 2019. As a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA in the first quarter of 2020 and deferred sales and marketing initiatives into subsequent quarters. We resumed the launch of ANNOVERA in July 2020.

We sell our name brand and generic prescription products primarily through wholesale distributors and retail pharmacies. We have one performance obligation related to prescription products sold through wholesale distributors, which is to transfer promised goods to a distributor, and two performance obligations related to products sold through retail pharmacies, which are to: (1) transfer promised goods and (2) provide customer service for an immaterial fee. We treat shipping as a fulfillment activity rather than as a separate obligation. We recognize prescription product revenue only when we satisfy performance obligations by transferring a promised good or service to a customer. A good or service is considered to be transferred when the customer receives the goods or service or obtains control. Control refers to the customer’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. We disclose receivables from contracts with customers separately in the statement of financial position. Payment for goods or services sold by us is typically due between 30 and 60 days after an invoice is sent to the customer.

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

We grant performance-based stock units and restricted stock units for shares of common stock to employees. We value our restricted stock units and our performance-based stock units by reference to our stock price on the date of grant. We recognize compensation expense for restricted stock units based on a straight-line basis over the requisite service period of the entire award. We recognize performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests. The number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued based on the level of attainment.

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

In accordance with ASC 740, Income Taxes, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. We measure recognized uncertain income tax positions using the largest amount that has a likelihood of being realized that is greater than 50%. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2020 and 2019, we had no tax positions relating to open tax returns that were considered to be uncertain. Our tax returns are subject to review by the Internal Revenue Service three years after they are filed. Our U.S. federal and state tax returns since 2011, which was the first year we generated net operating losses, remain open to examination.

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

New Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (LIBOR). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. Our Financing Agreement currently include the use of alternate rates when LIBOR is not available. We do not expect the change from LIBOR to an alternate rate will have a material impact on our financial statements and, to the extent we enter into modifications of agreements that are impacted by the LIBOR phase-out, we will apply such guidance to those contract modifications.

In August 2018, the FASB issued ASU 2018-13 which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification, or ASC, 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We adopted this standard on January 1, 2020, and the adoption did not have a material effect on our disclosures.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, 2019, and 2018, we had no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our drugs or drug candidates, use of such drugs or drug candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2020, 2019, and 2018.

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

Effects of Inflation

For each of the fiscal years ended December 31, 2020, 2019, and 2018, our business and operations have not been materially affected by inflation.

Contractual Obligations

A summary of contractual obligations as of December 31, 2020 is as follows:

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$15,615,418	$2,334,582	$2,856,432	$2,989,992	$7,434,412
Long-term debt obligation (1)	250,000,000	—	187,500,000	62,500,000	—
Interest payments (2)	76,034,635	26,487,847	47,913,975	1,632,813	—
Purchase obligations (3)	32,923,559	4,984,374	5,141,093	7,133,647	15,664,445
Total	$374,573,612	$33,806,803	$243,411,500	$74,256,452	$23,098,857

(1)	Reflects amounts payable under the Financing Agreement as of December 31, 2020, which provided for the outstanding principal amount to be paid in four equal quarterly installments beginning on June 30, 2023, with the Financing Agreement maturing on March 31, 2024. In connection with Amendment No. 8 to the Financing Agreement, entered into on March 1, 2021, we agreed to make quarterly repayments under the Financing Agreement commencing with the fiscal quarter ending March 31, 2022. See Note 8 – Debt for information regarding our debt maturity.

(2)	Interest calculation is based on interest rates in place on December 31, 2020.

(3)	Includes manufacturing purchase commitments described below. The amounts presented here represent our estimates of the minimum required payments under our agreements.

Intellectual Property Licenses

We have license agreements with third parties that provide for minimum royalty, license, and exclusivity payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of revenue as described in Note 6, Intangible Assets, to these consolidated financial statements.

Purchase Commitments

We have manufacturing and supply agreements whereby we are required to purchase from Catalent a minimum number of softgels during the first contract year and a higher number or softgels after the first contract year. If the minimum order quantities of specific products are not met, we are required to pay Catalent 50% of the difference between the total amount we would have paid to Catalent if the minimum requirement had been fulfilled and the sum of all purchases of our products from Catalent during the contract year. In addition, we have a manufacturing and supply agreement whereby we are required to purchase a minimum number of units of ANNOVERA during a contract year. As of December 31, 2020, we have met our minimum purchase commitments with our manufacturers related to fiscal year 2020.

Legal Proceedings

See Item 3 “Legal Proceedings” for more information.

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

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

We had a cash balance of approximately $80,486,000 as of December 31, 2020. We hold certain portions of our cash balances in overnight money market placements all of which are fully available to us to support our cash flow requirements. The primary objective of our investment policy is to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

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

Amounts borrowed under the Financing Agreement accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.20%. Considering the total outstanding principal balance under the Financing Agreement of $250,000,000 at December 31, 2020, a 1.0% change in interest rates would result in an impact to loss before income taxes of $2,500,000 per year.

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

Item 9.     Change in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

Amendment No. 8 to Financing Agreement

On March 1, 2021, we entered into Amendment No. 8, pursuant to which, among other amendments, the minimum quarterly product net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA were revised, the amortization and prepayment terms of the borrowings under the Financing Agreement were revised, and the Administrative Agent consented to a framework for our potential disposition of our vitaCare prescription services business. The minimum quarterly product net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA were revised pursuant to Amendment No. 8 to (i) $17.0 million, $20.0 million, $23.0 million, and $26.5 million for the first, second, third, and fourth quarters of 2021, respectively, (ii) $30.0 million, $35.0 million, $40.0 million and $45.0 million for the first, second, third, and fourth quarters of 2022, respectively, (iii) $50.0 million, $55.0 million, $60.0 million and $65.5 million for the first, second, third, and fourth quarters of 2023, and (iv) $70.0 million for the first quarter of 2024. With respect to amortization and prepayment terms of the borrowings under the Financing Agreement, in connection with Amendment No. 8, we (i) repaid $15.0 million in principal under the Financing Agreement on such date, plus a 5.0% prepayment fee, (ii) agreed to repay an additional $35.0 million in principal by no later than March 31, 2021, plus a 5.0% prepayment fee, and (iii) agreed to make additional principal repayments as follows: (x) $5.0 million on each of March 31, 2022, June 30, 2022 and September 30, 2022; (y) $10.0 million on each of December 31, 2022 and March 31, 2023; and (z) $41.25 million on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024, plus the prepayment fees described in the following sentence. In connection with Amendment No. 8, the prepayment fees on principal amounts being prepaid under the Financing Agreement were revised as follows: (i) 30.0% of the principal amount being repaid through March 31, 2022 (excluding the scheduled $5.0 million principal repayment on such date, which is subject to a 5.0% prepayment fee); (ii) 5.0% of the principal amount being repaid from April 1, 2022 through March 31, 2023; (iii) 3.0% of the principal amount being repaid from April 1, 2023 through March 31, 2024; and (iv) thereafter, none, in each case subject to certain limited exceptions, including with respect to a repayment in full of the obligations under the Financing Agreement. The foregoing summary of Amendment No. 8 does not purport to be complete and is subject to, and qualified in its entirety by, the full text of Amendment No. 8, a copy of which is filed as Exhibit 10.25 to this Annual Report on Form 10-K and is incorporated herein by reference.

.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statements to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statements to be filed pursuant to Regulation 14A of the Exchange Act for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statements Schedules

	(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

	(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit	Date	Description
2.1	July 6, 2009	Agreement and Plan of Reorganization among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders (1)
2.2	June 11, 2010	Agreement and Plan of Reorganization among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc. (2)
2.3	October 25, 2007	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization (3)
2.4	July 18, 2011	Agreement and Plan of Merger among VitaMedMD, LLC, AMHN, Inc., and VitaMed Acquisition, LLC (4)
3.1	July 20, 2010	Articles of Conversion of AMHN, Inc. filed in the State of Nevada(5)
3.2	July 20, 2010	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada(5)
3.3	n/a	Composite Amended and Restated Articles of Incorporation of the Company, as amended (6)
3.4	n/a	Bylaws of AMHN, Inc. (7)
3.5	December 17, 2015	First Amendment to Bylaws of the Company (8)
4.1	n/a	Form of Certificate of Common Stock (9)
4.2	n/a	Description of Securities of the Company (10)
10.1	n/a	Form of Common Stock Purchase Warrant (11)
10.2*	n/a	Form of Non-Qualified Stock Option Agreement (11)
10.3*	n/a	TherapeuticsMD, Inc. 2019 Stock Incentive Plan (12)
10.4*	n/a	Amended and Restated 2012 Stock Incentive Plan (13)
10.5*	n/a	2009 Long Term Incentive Compensation Plan, as amended (14)
10.6*	n/a	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (15)
10.7	October 23, 2011	Common Stock Purchase Warrant to Lang Naturals, Inc. (16)
10.8	February 24, 2012	Form of Common Stock Purchase Warrant (17)
10.9	January 31, 2013	Common Stock Purchase Warrant, issued to Plato & Associates, LLC (18)
10.10	August 5, 2020	Form of Warrant to Purchase Common Stock (6)
10.11	November 8, 2020	Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020 (19)
10.12†	January 13, 2021	Second Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020
10.13†	October 4, 2011	Warrant issued by the Company to Robert Finizio
10.14†	February 18, 2021	Amendment to Warrant issued by the Company to Robert Finizio
10.15†	October 4, 2011	Warrant issued by the Company to John C.K. Milligan, IV
10.16†	February 20, 2021	Amendment to Warrant issued by the Company to John C.K. Milligan, IV
10.17***	April 24, 2019	Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC (20)
10.18	December 27, 2019	Amendment No. 1 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC(6)
10.19	April 17, 2020	Amendment No. 2 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC(6)
10.20	May 1, 2020	Amendment No. 3 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC(6)
10.21	May 13, 2020	Amendment No. 4 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC(6)
10.22	August 5, 2020	Amendment No. 5 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., Sixth Street Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC(6)
10.23	November 8, 2020	Amendment No. 6 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., Sixth Street Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC(19)
10.24†	January 13, 2021	Amendment No. 7 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., Sixth Street Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC
10.25***†	March 1, 2021	Amendment No. 8 to the Financing Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc., Sixth Street Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC
10.26	April 24, 2019	Pledge and Security Agreement, by and among TherapeuticsMD, Inc., VitaMedMD, LLC, BocagreenMD, Inc., VitaCare Prescription Services, Inc. and TPG Specialty Lending, Inc. (20)

10.27	August 5, 2020	Subscription Agreement, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto (6)
10.28***	September 28, 2018	Commercial Supply Agreement by and between TherapeuticsMD, Inc. and QPharma AB (21)
10.29**	April 20, 2016	Commercial Supply Agreement by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC (22)
10.30***	September 29, 2020	Amendment No. 2 to the Commercial Supply Agreement, between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC (19)
10.31**	June 24, 2016	Softgel Commercial Supply Agreement by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC (23)
10.32***	December 1, 2017	Amendment No. 1 to the Softgel Commercial Supply Agreement, between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC (19)
10.33***	September 29, 2020	Amendment No. 2 to the Softgel Commercial Supply Agreement, between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC (19)
10.34**	July 30, 2018	Population Council License Agreement by and between TherapeuticsMD, Inc. and The Population Council, Inc. (24)
10.35*	May 8, 2013	Agreement to Forfeit Non-Qualified Stock Options between the Company and Robert G. Finizio (25)
10.36***	October 5, 2018	Lease by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc. (26)
10.37*	November 24, 2020	Amended and Restated Employment Agreement between the Company and Robert G. Finizio (27)
10.38*	November 24, 2020	Amended and Restated Employment Agreement between the Company and Michael Donegan (27)
10.39*	November 24, 2020	Amended and Restated Employment Agreement between the Company and John C.K. Milligan, IV (27)
10.40*	June 1, 2020	Employment Agreement between the Company and James C. D’Arecca (6)
10.41*†	October 30, 2019	Employment Agreement between the Company and Edward J. Borkowski
10.42*†	November 22, 2019	Amendment to Employment Agreement between the Company and Edward J. Borkowski
10.43***	June 6, 2019	License and Supply Agreement, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited (20)
10.44*	n/a	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors. (19)
10.45	November 27, 2020	Controlled Equity OfferingSM Sales Agreement, dated November 27, 2020, by and between TherapeuticsMD, Inc. and Cantor Fitzgerald & Co. (27)
21.1	n/a	Subsidiaries of the Company(10)
23.1††	March 3, 2021	Consent of Grant Thornton LLP
31.1††	March 3, 2021	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2††	March 3, 2021	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1††	March 3, 2021	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	March 3, 2021	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	n/a	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	n/a	XBRL Taxonomy Extension Schema Document
101.CAL†	n/a	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	n/a	XBRL Taxonomy Extension Definition Linkbase Instance Document
101.LAB†	n/a	XBRL Taxonomy Extension Label Linkbase Instance Document
101.PRE†	n/a	XBRL Taxonomy Extension Presentation Linkbase Instance Document
104†	n/a	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	Indicates a contract with management or compensatory plan or arrangement.
**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.
***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

†	Filed herewith.
††	Furnished herewith.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(5)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(9)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).
(10)	Filed as an exhibit to Form 10-K for the year ended December 31, 2019 filed with the Commission on February 24, 2020 and incorporated herein by reference (SEC File No. 001-00100).
(11)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(12)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).
(13)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(14)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).
(15)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 4, 2020 and incorporated herein by reference (SEC File No. 000-00100).
(16)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(17)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(18)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).
(19)	Filed as an exhibit to Form 10-Q filed with the Commission on November 9, 2020 and incorporated herein by reference (SEC File No. 000-00100).
(20)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(21)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(22)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2018 filed with the Commission on July 30, 2018 and incorporated herein by reference (SEC File No. 001-00100).
(23)	Filed as an exhibit to Form 10-K for the year ended December 31, 2018 filed with the Commission on February 27, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(24)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).
(25)	Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(26)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(27)	Filed as an exhibit to Form 8-K filed with the Commission on November 27, 2020 and incorporated herein by reference (SEC File No. 001-00100).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2021	THERAPEUTICSMD, INC.

/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Robert G. Finizio	Chief Executive Officer, Director (Principal Executive Officer)	March 3, 2021
Robert G. Finizio

/s/ John C.K. Milligan, IV	President and Secretary	March 3, 2021
John C.K. Milligan, IV

/s/ James C. D’Arecca	Chief Financial Officer (Principal Financial Officer)	March 3, 2021
James C. D’Arecca
/s/ Michael Donegan	Chief Accounting Officer	March 3, 2021
Michael Donegan	(Principal Accounting Officer)
/s/ Tommy G. Thompson	Chairman	March 3, 2021
Tommy G. Thompson

/s/ Paul M. Bisaro	Director	March 3, 2021
Paul M. Bisaro

/s/ J. Martin Carroll	Director	March 3, 2021
J. Martin Carroll

/s/ Cooper C. Collins	Director	March 3, 2021
Cooper C. Collins

/s/ Karen L. Ling	Director	March 3, 2021
Karen L. Ling

/s/ Jules A. Musing	Director	March 3, 2021
Jules A. Musing

/s/ Gail K. Naughton, Ph.D.	Director	March 3, 2021
Gail K. Naughton, Ph.D.

/s/ Angus C. Russell	Director	March 3, 2021
Angus C. Russell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TherapeuticsMD, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of TherapeuticsMD, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Calculation of variable consideration related to sales deductions

As described further in Note 2 to the financial statements, the transaction price of the Company’s revenue contracts is variable as it is calculated net of estimated product returns, chargebacks, rebates, coupons, discounts and wholesaler fees (collectively “sales deductions”). We identified the calculation of variable consideration related to sales deductions as a critical audit matter.

The principal consideration for our determination that the calculation of variable consideration related to sales deductions was a critical audit matter is that auditing the estimation of variable consideration requires significant judgement and the amounts are material to the financial statements taken as a whole. These estimates require the consideration of key assumptions such as expected return rates, estimated level of inventory in the distribution channel, expected coupon utilization, and expected insurance coverage levels, all of which have estimation uncertainty.

Our audit procedures related to testing the calculation of variable consideration related to sales deductions included the following, among others:

●	We evaluated the design and tested the operating effectiveness of controls over management’s calculation and review of variable consideration related to sales deductions by verifying management’s controls over the completeness of the input data, mathematical accuracy of the calculations and evaluating the reasonableness of key assumptions used in the calculation.

●	We tested management’s estimates by performing one of the following procedures based on the sales deduction being tested (1) developing independent expectations to corroborate the reasonableness of management’s estimate, (2) testing management’s process to develop the estimate, or (3) reviewing subsequent events or transactions. Our procedures included reviewing subsequent information related to coupon and rebate settlements. We used historical sales and return data in developing our independent expectations and in testing management’s process. We tested the completeness and accuracy of the historical sales and return data used in the calculations by agreeing total sales to accounting records and tracing a sample of individual sale transactions to supporting audit evidence, such as purchase orders, shipping documents and invoices. We also evaluated the average assistance paid in the co-pay assistance program by vouching a sample of transactions settled during the year to source documentation.

Forecasted debt covenant compliance and going concern

As described further in Note 2 to the consolidated financial statements, the Company’s Financing Agreement contains covenants that, among other items, require the Company to maintain a minimum cash balance and meet certain minimum quarterly product revenue requirements. The principal assumptions used in management’s cash flow and product net revenue analyses used to estimate future covenant compliance consisted of the forecasts related to revenue growth, gross profit margins, and sales and marketing expenses. We identified the evaluation of management’s forecasted debt covenant compliance and going concern analysis as a critical audit matter.

The principal considerations for our determination that the evaluation of management’s forecasted debt covenant compliance and going concern analysis was a critical audit matter are the significant judgment by management when evaluating the uncertainty related to the Company’s forecasts and a high degree of auditor judgment in evaluating management’s forecasts for at least the next twelve months.

Our audit procedures related to the evaluation of management’s forecasted debt covenant compliance and going concern analysis included the following, among others, (i) testing management’s process for forecasting financial results for one year after the date the financial statements are issued; and (ii) testing the completeness and accuracy of underlying data used in the forecast; and (iii) evaluation of management’s covenant compliance assessment and their disclosure in the consolidated financial statements regarding having the ability of the Company to continue to maintain liquidity and meet the Company’s financial covenants for at least the next twelve months.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Miami, Florida

March 3, 2021

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$80,485,784	$160,829,713
Accounts receivable, net of allowance for doubtful accounts of $1,117,854 and $904,040, respectively	32,381,701	24,395,958
Inventory	7,993,087	11,860,716
Other current assets	7,543,397	11,329,793
Total current assets	128,403,969	208,416,180

Fixed assets, net	1,942,224	2,507,775

Other Assets:
License rights, net	36,196,916	39,221,308
Intangible assets, net	5,247,723	5,258,211
Right of use assets	9,565,700	10,109,154
Other assets	253,121	473,009
Total other assets	51,263,460	55,061,682
Total assets	$181,609,653	$265,985,637

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$21,068,327	$19,181,212
Other current liabilities	38,169,869	33,823,613
Total current liabilities	59,238,196	53,004,825

Long-Term Liabilities:
Long-term debt	237,697,531	194,634,643
Operating lease liability	8,675,477	9,145,049
Total long-term liabilities	246,373,008	203,779,692
Total liabilities	305,611,204	256,784,517

Commitments and Contingencies - See Note 14

Stockholders’ (Deficit) Equity:
Preferred stock - par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 600,000,000 and 350,000,000 shares authorized: 299,765,396 and 271,177,076 issued and outstanding, respectively	299,765	271,177
Additional paid-in capital	754,644,100	704,351,222
Accumulated deficit	(878,945,416)	(695,421,279)
Total stockholders’ (deficit) equity	(124,001,551)	9,201,120
Total liabilities and stockholders’ (deficit) equity	$181,609,653	$265,985,637

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018

Product revenues, net	$62,872,280	$34,140,537	$16,099,460
License revenue	2,000,000	15,506,400	—
Total revenue, net	64,872,280	49,646,937	16,099,460

Cost of goods sold	15,974,977	6,334,585	2,737,652

Gross profit	48,897,303	43,312,352	13,361,808

Operating expenses:
Sales, general, and administrative	192,963,967	174,112,612	115,988,954
Research and development	10,431,907	19,792,212	27,299,138
Depreciation and amortization	1,042,170	612,786	293,886
Total operating expenses	204,438,044	194,517,610	143,581,978

Operating loss	(155,540,741)	(151,205,258)	(130,220,170)

Other (expense) income
Loss on extinguishment of debt	—	(10,057,632)	—
Miscellaneous income	597,647	2,500,106	2,280,844
Interest expense	(28,581,043)	(17,382,215)	(4,677,834)
Total other expense	(27,983,396)	(24,939,741)	(2,396,990)

Loss before income taxes	(183,524,137)	(176,144,999)	(132,617,160)

Provision for income taxes	—	—	—

Net loss	$(183,524,137)	$(176,144,999)	$(132,617,160)

Loss per share, basic and diluted:

Net loss per share, basic and diluted	$(0.67)	$(0.72)	$(0.59)

Weighted average number of common shares outstanding, basic and diluted	275,648,552	246,353,318	225,026,300

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	216,429,642	$216,430	$516,351,405	$(386,659,120)	$129,908,715

Shares issued in offerings, net of cost	18,578,430	18,578	89,889,219	—	89,907,797
Shares issued for exercise of options and warrants, net	5,454,367	5,455	1,660,753	—	1,666,208
Share-based compensation	—	—	8,658,561	—	8,658,561
Net loss	—	—	—	(132,617,160)	(132,617,160)
Balance, December 31, 2018	240,462,439	240,463	616,559,938	(519,276,280)	97,524,121

Shares issued in offerings, net of cost	29,900,000	29,900	77,001,358	—	77,031,258
Shares issued for exercise of options and warrants, net	814,637	814	107,842	—	108,656
Share-based compensation	—	—	10,682,084	—	10,682,084
Net loss	—	—	—	(176,144,999)	(176,144,999)
Balance, December 31, 2019	271,177,076	271,177	704,351,222	(695,421,279)	9,201,120

Shares issued in offerings, net of cost	26,953,125	26,953	31,675,682	—	31,702,635
Shares issued for exercise of options and warrants, net	1,182,195	1,182	270,496	—	271,678
Issuance of shares from release of restricted stock	453,000	453	(453)	—	—
Warrant granted in relation to Financing Agreement	—	—	7,668,161	—	7,668,161
Share-based compensation	—	—	10,678,992	—	10,678,992
Net loss	—	—	—	(183,524,137)	(183,524,137)
Balance, December 31, 2020	299,765,396	$299,765	$754,644,100	$(878,945,416)	$(124,001,551)

The accompanying footnotes are an integral part of these consolidated financial statements.

THERAPEUTICSMD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December, 31,
	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183,524,137)	$(176,144,999)	$(132,617,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	772,624	415,193	181,412
Amortization of intangible assets	269,546	197,593	112,474
Write off of patent and trademark cost	1,131,776	78,864	—
Write off of deferred financing fees	275,379	—	—
Non-cash operating lease expense	1,405,443	1,062,318	—
Provision for doubtful accounts	213,814	307,438	216,022
Lease impairment	136,832	—	—
Inventory charge	7,204,818	—	—
Loss of extinguishment of debt	—	10,057,632	—
Share-based compensation	10,678,992	10,693,662	8,661,967
Amortization of intellectual property license fee	3,024,391	778,692	—
Amortization of deferred financing costs	2,256,429	856,302	269,859
Changes in operating assets and liabilities:
Accounts receivable	(8,199,558)	(13,639,575)	(6,951,041)
Inventory	(3,337,189)	(8,593,046)	(1,782,312)
Other assets	3,429,443	(1,880,048)	(2,657,190)
Accounts payable	1,887,115	(3,562,629)	18,646,241
Accrued expenses and other liabilities	2,903,947	13,675,008	9,107,947

Net cash used in operating activities	(159,470,335)	(165,697,595)	(106,811,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for intellectual property license	—	(20,000,000)	(20,000,000)
Patent costs	(1,390,834)	(1,441,989)	(1,105,407)
Purchase of fixed assets	(207,073)	(2,450,285)	(217,040)
Payment of security deposit	—	(20,420)	(175,410)

Net cash used in investing activities	(1,597,907)	(23,912,694)	(21,497,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	271,678	108,656	1,666,208
Proceeds from sale of common stock, net of costs	31,702,635	77,031,258	89,907,797
Proceeds from Financing Agreement	50,000,000	200,000,000	—
Proceeds from Credit Agreement	—	—	75,000,000
Payment of deferred financing fees	(1,250,000)	(6,652,270)	(3,786,918)
Repayment of Credit Agreement	—	(81,660,719)	—

Net cash provided by financing activities	80,724,313	188,826,925	162,787,087

(Decrease) increase in cash	(80,343,929)	(783,364)	34,477,449
Cash, beginning of period	160,829,713	161,613,077	127,135,628
Cash, end of period	$80,485,784	$160,829,713	$161,613,077

Supplemental disclosure of cash flow information
Interest paid	$25,849,236	$17,787,903	$1,890,166

Non-cash investing activity
Warrant granted in relation to Financing Agreement	$7,668,161	$—	$—

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

Nature of Business

We are a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. At TherapeuticsMD, we combine entrepreneurial spirit, clinical expertise, and business leadership to develop and commercialize health solutions that enable new standards of care for women. Our solutions range from a patient-controlled, long-lasting contraceptive to advanced hormone therapy pharmaceutical products. We also manufacture and distribute branded and generic prescription prenatal vitamins under the vitaMedMD and BocaGreenMD brands. Our portfolio of products focused on women’s health allows us to efficiently leverage our sales and marketing plan to grow our recently approved products. During 2018, the U.S. Food and Drug Administration, or FDA, approval of our pharmaceutical products has transitioned our company from predominately focused on conducting research and development to one focused on commercializing our pharmaceutical products. In July 2018, we launched our FDA-approved product, IMVEXXY (estradiol vaginal inserts) for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy, or VVA, due to menopause. In April 2019, we launched our FDA-approved product BIJUVA (estradiol and progesterone) capsules, our hormone therapy combination of bio-identical 17ß-estradiol and bio-identical progesterone in a single, oral softgel capsule, for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with a uterus. In October 2019, we began a test and learn market introduction for our FDA-approved product ANNOVERA (segesterone acetate and ethinyl estradiol vaginal system), the first and only annual patient-controlled, procedure-free, reversible prescription contraceptive option for women. Although we expected to commence the full commercial launch of ANNOVERA in the first quarter of 2020, as a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA and deferred sales and marketing initiatives into subsequent quarters as the pandemic began to negatively affect our revenue growth. We resumed the commercial launch of ANNOVERA on July 1, 2020. On July 30, 2018, we entered into an exclusive license agreement, or the Population Council License Agreement, with the Population Council, Inc., or the Population Council, to commercialize ANNOVERA in the U.S. In addition, on July 30, 2018, we entered into a license and supply agreement, or the Knight License Agreement, with Knight Therapeutics Inc., or Knight, pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. On June 6, 2019, we entered into an exclusive license and supply agreement, or the Theramex License Agreement, with Theramex HQ UK Limited, or Theramex, to commercialize BIJUVA and IMVEXXY outside of the U.S., excluding Canada and Israel, or the Theramex Territory.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our company and our wholly owned subsidiaries, vitaMed, BocaGreen and VitaCare. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict. We continue to provide an uninterrupted supply of our portfolio of products for patients. We have sufficient inventory of finished product to meet anticipated demand in the near future. Additionally, we currently do not foresee any interruption in our ability to continue to manufacture additional product to be used beyond this period and have sufficient active pharmaceutical ingredients on hand for the continued manufacture of our products. During the year ended December 31, 2020, we recorded an inventory charge of $7,204,818 which was primarily related to BIJUVA and resulted from the impact of the COVID-19 pandemic on our business, which decreased demand for our products.

Since the early phase of the COVID-19 pandemic, we have been using substantial virtual options to ensure business continuity. Our VitaCare Prescription Services patient model assists patients in obtaining easy and convenient access to their prescriptions for products at a retail pharmacy of their choice, including via home delivery retail pharmacy options. We have also partnered with independent community pharmacies and multiple third-party online pharmacies and telemedicine providers that focus on contraception or menopause to ensure patients have real-time access to both diagnosis and treatment. We continue to support prescribers’ needs with samples and product materials through our sales force. If access is restricted, we have mailing options in place for these materials. We also have business continuity plans and infrastructure in place that allows for live virtual e-detailing of our products.

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

The full impact of the COVID-19 pandemic continues to evolve. However, we remain committed to the execution of our corporate goals, despite the ongoing COVID-19 pandemic, as demonstrated in part by the increase in product revenue throughout 2020. As of the date of issuance of these consolidated financial statements, the future extent to which the COVID-19 pandemic may continue to materially impact our financial condition, liquidity, or results of operations remains uncertain. We are continuing to assess the effect the COVID-19 pandemic on our operations by monitoring the spread of COVID-19 and the various actions implemented to combat the pandemic throughout the world. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Liquidity

As of the filing date of this Annual Report on Form 10-K, our cash balance was above the required balance by the Financing Agreement (as defined in Note 8 - Debt). On November 8, 2020, we and our subsidiaries entered into Amendment No. 6 to the Financing Agreement, or Amendment No. 6, with the Administrative Agent (as defined in Note 8 - Debt) and the lenders party thereto, pursuant to which we temporarily lowered the minimum required cash balance from $60 million to $45 million through December 31, 2020. After December 31, 2020, the minimum cash balance reverted to $60 million. Based on our current projections, and recent equity financings, we anticipate that we will remain in compliance with the minimum cash balance covenant for the next twelve months from the issuance of these financial statements. In addition, we have reviewed numerous potential scenarios in connection with the impact of COVID-19 pandemic on our business and we believe that our existing cash reserves are sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months from the issuance of these financial statements.

However, if we are unsuccessful with the commercialization of IMVEXXY, BIJUVA, or ANNOVERA, if commercialization is delayed, or if the continued impact of the COVID-19 pandemic on our business is worse than we anticipate, our existing cash reserves may be insufficient to maintain compliance with the Financing Agreement covenants or satisfy our liquidity requirements until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA. The Financing Agreement also requires us to maintain certain minimum quarterly product net revenue requirements and several other restrictive covenants. On March 1, 2021, we entered into Amendment No. 8 to the Financing Agreement, or Amendment No. 8, pursuant to which, among other amendments, the minimum consolidated net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA were revised. See Note 8 – Debt – for a description of these covenants. These and other terms in the Financing Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. If we are unable to maintain the minimum unrestricted cash balance, achieve any of the total minimum net revenue requirements, or otherwise comply with the covenants of the Financing Agreement, all or a portion of our obligations under the Financing Agreement may be declared immediately due and payable, which would have a material adverse effect on our business, results of operations and financial condition.

Cash

We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation, or the FDIC, insured limits of $250,000 per bank. We have never experienced any losses related to these funds.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are customer obligations due under normal trade terms. We review accounts receivable for uncollectible accounts and credit card chargebacks and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, reasonable supportable forecasts, and existing economic conditions and we record an allowance that presents the net amount expected to be collected. We evaluate trade accounts receivable for delinquency. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts, adjustments to these reserves may be required. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables in the future. At December 31, 2020, four different customers represented 25%, 19%, 17% and 11% of our gross accounts receivable. At December 31, 2019, four different customers represented 36%, 21%,16% and 11% of our gross accounts receivable.

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

Allowance for Doubtful Accounts
Balance - January 1, 2020	$904,040
Increase in allowance	422,137
Recoveries	(181,514)
Write-offs	(26,809)
Balance - December 31, 2020	$1,117,854

Inventories

Inventories represent pharmaceutical products, packaged vitamins and raw materials which are valued at the lower of cost or net realizable value. Our pharmaceutical products are valued using first in first out method and our vitamins are valued using the average-cost method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Obsolescence may occur due to product expiring, product improvements rendering previous versions obsolete, or decreases in demand for our products.

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

Inventory Write-Off

We evaluate inventory quarterly for short dated and excess inventory. During the years ended December 31, 2020 and December 31, 2019, we recorded an inventory charge of $7,204,818 and $0, respectively. The charge recorded during the year ended December 31, 2020 was primarily related to BIJUVA and resulted from the impact of the COVID-19 pandemic on our business, which decreased demand for our products.

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

Intangible Assets

We have adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other, or ASC 350. Capitalized patent costs, net of accumulated amortization, include outside legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write-off any capitalized patent costs at that time. As of December 31, 2020, we had 38 issued domestic, or U.S., patents and 39 issued foreign patents (See Note 6). We capitalize external costs, consisting primarily of legal costs, related to securing our trademarks. Trademarks are perpetual and are not amortized. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable.

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

The fair value of indefinite-lived assets is measured on a non-recurring basis using significant unobservable inputs (Level 3) in connection with any required impairment test. During the years ended December 31, 2020 and 2019, we wrote off $1,131,776 and $78,864, respectively, in costs related to trademarks and patents. There was no impairment of intangible assets during the year ended December 31, 2018.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy. The carrying amount for long-term debt as of December 31, 2020 and 2019 (as disclosed in Note 8) approximates fair value based on market activity for other debt instruments with similar characteristics and comparable risk (Level 2).

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

At December 31, 2020 and 2019, we had no assets or liabilities that were valued at fair value on a recurring basis.

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

We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. At December 31, 2020 and 2019, we had no tax positions relating to open tax returns that were considered to be uncertain.

Our U.S. federal and state tax returns since 2011, which was the first year we generated net operating losses, remain open to examination.

Share-Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. We amortize such compensation amounts, if any, over the respective service periods of the award. We use the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, Compensation-Stock Compensation, to value options. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the instrument. Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the term of the award. On January 1, 2017, we began using our own stock price in our volatility calculation along with the other peer entities whose stock prices were publicly available that were similar to our company and in 2019 we started using only our own stock price in the volatility calculation. Our calculation of estimated volatility is based on historical stock prices over a period equal to the expected term of the awards. On January 1, 2020, we began calculating the expected term of our stock-based awards, which represents the period that the stock-based awards are expected to be outstanding. Prior to January 1, 2020, the average expected life of options was based on the contractual terms of the stock option using the simplified method. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. In addition, the terms of the Financing Agreement (See Note 8) preclude us from paying dividends, and any future debt agreements may also preclude us from paying dividends. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. We recognize the compensation expense for share-based compensation granted based on the grant date fair value estimated in accordance with ASC 718. We generally recognize the compensation expense on a straight-line basis over the employee’s requisite service period. Effective January 1, 2017, we account for forfeitures when they occur. On January 1, 2019, we adopted ASU 2018-07 which simplified the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expanded the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and superseded the guidance in ASC 505-50. Prior to January 1, 2019, equity instruments issued to non-employees were recorded on a fair value basis, as required by ASC 505, Equity - Based Payments to Non-Employees.

We grant restricted stock units and performance-based stock units for shares of common stock, par value $0.001 per share, or Common Stock, to employees. We value our restricted stock units and our performance-based stock units by reference to our stock price on the date of grant. We recognize compensation expense for restricted stock units based on a straight-line basis over the requisite service period of the entire award. We recognize performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the performance restricted stock vests. The number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued based on the level of attainment.

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

Prescription Products

As of December 31, 2020, our products consisted primarily of prescription vitamins and our FDA-approved products: IMVEXXY, which we began selling during the third quarter of 2018, BIJUVA, which we began selling in the second quarter of 2019, and ANNOVERA, which we began selling in the third quarter of 2019. As a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA in the first quarter of 2020 and deferred sales and marketing initiatives into subsequent quarters. We resumed the commercial launch of ANNOVERA on July 1, 2020.

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

We accept returns of unsalable prescription products sold through wholesale distributors within a return period of six months prior to and up to 12 months following product expiration. ANNOVERA cannot be returned before the expiration date and expired ANNOVERA can be returned up to 12 months past the expiration date. Our prescription vitamins, IMVEXXY and BIJUVA currently have a shelf life of 24 months from the date of manufacture and ANNOVERA currently has a shelf life of 18 months from the date of manufacture. We do not allow product returns for prescription products that have been dispensed to a patient. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of product revenue in the period the related product revenue is recognized. Where historical rates of return exist, we use history as a basis to establish a returns reserve for products shipped to wholesalers. For our newly launched products, for which the right of return exists but for which we currently do not have history of product returns, we estimate returns based on available industry data, our own sales information and our visibility into the inventory remaining in the distribution channel. At the end of each reporting period, we may decide to constrain product revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of products currently being shipped, price changes of competitive products and any introductions of generic products. We recognize the amount of expected returns as a refund liability, representing the obligation to return the customer’s consideration. Since our returns primarily consist of expired and short dated products that will not be resold, we do not record a return asset for the right to recover the goods returned by the customer at the time of the initial sale (when recognition of product revenue is deferred due to the anticipated return). Return estimates are recorded in other current liabilities on the consolidated balance sheet.

We offer various rebate and discount programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. We estimate the allowance for consumer rebates and coupons that we have offered based on our experience and industry averages, which is reviewed, and adjusted if necessary, on a quarterly basis. Estimates relating to these rebates and coupons are deducted from gross product revenue at the time the product revenue is recognized. We record distributor fees based on amounts stated in contracts. Rebate and coupon estimates and distributor fees are recorded in other current liabilities on the consolidated balance sheet. We estimate chargebacks based on number of units sold during the period taking into account prices stated in contracts and our historical experience. Estimates related to distributors fees, rebates, coupons and returns are disclosed in Note 7. We provide invoice discounts to our customers for prompt payment. Estimates relating to invoice discounts and chargebacks are deducted from gross product revenue at the time the product revenue is recognized.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue, net by product mix for the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Prescription vitamins	$9,767,644	$9,885,493	$15,041,259
IMVEXXY	27,139,387	16,252,045	1,058,201
BIJUVA	6,353,963	1,836,443	—
ANNOVERA	19,611,286	6,166,556	—
License revenue	2,000,000	15,506,400	—
Net revenue	$64,872,280	$49,646,937	$16,099,460

License Revenue

License arrangements may consist of non-refundable upfront license fees, exclusive licensed rights to patented or patent pending technology, and various performance or sales milestones and future product royalty payments. Some of these arrangements may include multiple performance obligations. Non-refundable up-front fees that are not contingent on any future performance by us, and do not require continuing involvement on our part, are recognized as revenue when the right to use functional intellectual property is transferred to the customer.

License Agreement with the Population Council

On July 30, 2018, we entered into the Population Council License Agreement to commercialize ANNOVERA in the U.S. We began selling ANNOVERA in a “test and learn” market introduction in the third quarter of 2019. As a result of the uncertainty surrounding the COVID-19 pandemic, we paused the commercial launch of ANNOVERA in the first quarter of 2020 and deferred sales and marketing initiatives into subsequent quarters. We resumed the commercial launch of ANNOVERA on July 1, 2020.

Under the terms of the Population Council License Agreement, we paid the Population Council a milestone payment of $20,000,000 within 30 days following the approval by the FDA of the new drug application, or NDA, for ANNOVERA and $20,000,000 within 30 days following the first commercial batch release of ANNOVERA. Both milestone payments of $20,000,000 were recorded as license rights in the consolidated balance sheets. We started amortizing license rights in the third quarter of 2019 once ANNOVERA became commercially available for use. The cost is amortized over the remaining useful life over which the license rights will contribute directly or indirectly to our cash flows, which is estimated to be the remaining patent life of the product, which expires as early as December 2032. The cost is amortized using the straight-line method as the pattern of economic benefit cannot be reliably determined. During the years ended December 31, 2020 and 2019 we recorded $3,024,391 and $778,692, respectively, in amortization expense related to the license fee which was recorded as a component of cost of sales.

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

License Agreement with Knight Therapeutics Inc.

In July 2018, we entered into the Knight License Agreement pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Pursuant to the terms of the Knight License Agreement, Knight paid us $2,000,000 in milestone fees upon the first regulatory approval in Canada for IMVEXXY and BIJUVA in the third quarter of 2020, and is required to pay us sales milestone fees based upon certain aggregate annual sales in Canada and Israel of each of IMVEXXY and BIJUVA and royalties based on aggregate annual sales of each of IMVEXXY and BIJUVA in Canada and Israel. We may terminate the Knight License Agreement if Knight does not submit all regulatory applications, submissions and/or registrations required for regulatory approval to use and commercialize IMVEXXY and BIJUVA in Canada within certain specified time periods. We also may terminate the Knight License Agreement if Knight challenges our patents. Either party may terminate the Knight License Agreement for any material breach by the other party that is not cured within certain specified time periods or if the other party files for bankruptcy or other related matters. As part of the Knight License Agreement, Knight is prohibited from exporting IMVEXXY and BIJUVA to the United States.

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

Segment Reporting

We are managed and operated as one business, which is focused on creating and commercializing products targeted exclusively for women. Our business operations are managed by a single executive leadership team that is led by the Chief Executive Officer of our Company, who oversees all operations. We do not operate separate lines of business with respect to any of our products and we do not prepare discrete financial information with respect to separate products. All product sales are derived from sales in the United States. Accordingly, we view our business as one reportable operating segment.

Shipping and Handling Costs

We expense all shipping and handling costs as incurred. We include these costs in cost of goods sold on the accompanying consolidated financial statements.

Advertising Costs

We expense advertising costs when incurred. Advertising costs were $35,799,313, $9,045,571 and $1,682,746 during the years ended December 31, 2020, 2019, and 2018, respectively.

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

	As of December 31,
	2020	2019	2018
Stock options	23,781,930	25,030,234	20,872,824
Warrants	6,534,687	1,832,571	3,007,571
Performance stock units	2,403,951	—	—
Restricted stock units	7,061,024	1,240,000	1,040,000
	39,781,592	28,102,805	24,920,395

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (LIBOR). This ASU includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This ASU is effective March 12, 2020 through December 31, 2022. Our debt agreements currently include the use of alternate rates when LIBOR is not available. We do not expect the change from LIBOR to an alternate rate will have a material impact to our financial statements and, to the extent we enter into modifications of agreements that are impacted by the LIBOR phase-out, we will apply such guidance to those contract modifications.

In August 2018, the FASB issued ASU 2018-13, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The FASB developed the amendments to Accounting Standards Codification, or ASC, 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. We adopted this standard on January 1, 2020, and the adoption did not have a material effect on our disclosures.

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

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,
	2020	2019
Finished products	$3,350,580	$4,976,910
Work in process	219,918	1,182,059
Raw materials	4,422,589	5,701,747
TOTAL INVENTORY	$7,993,087	$11,860,716

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2020	2019
Prepaid sales and marketing costs	$4,308	$1,583,698
Debt financing fees on undrawn tranches (Note 8)	—	550,757
Prepaid insurance	2,568,269	1,812,135
Prepaid manufacturing	1,331,100	2,595,721
Other prepaid costs	3,639,720	4,787,482
TOTAL OTHER CURRENT ASSETS	$7,543,397	$11,329,793

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net consist of the following:

	December 31,
	2020	2019
Accounting system	$411,550	$301,096
Equipment	1,704,931	1,619,646
Furniture and fixtures	1,406,858	1,406,858
Computer hardware	80,211	80,211
Leasehold improvements	80,121	68,788
TOTAL FIXED ASSETS	3,683,671	3,476,599
Accumulated depreciation	(1,741,447)	(968,824)
TOTAL FIXED ASSETS, NET	$1,942,224	$2,507,775

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $772,624, $415,193, and $181,412, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of our intangible assets as of December 31, 2020 and 2019:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
Approved hormone therapy drug candidate patents	$4,044,552	$(748,627)	$3,295,925	12
Hormone therapy drug candidate patents (pending)	1,628,457	—	1,628,457	n/a
Non-amortizable intangible assets:
Multiple trademarks	323,341	—	323,341	indefinite
TOTAL	$5,996,350	$(748,627)	$5,247,723

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Remaining Amortization Period (yrs.)
Amortizable intangible assets:
Approved hormone therapy drug candidate patents	$3,463,082	$(478,983)	$2,984,099	13
Hormone therapy drug candidate patents (pending)	1,979,299	—	1,979,299	n/a
Non-amortizable intangible assets:
Multiple trademarks	294,813	—	294,813	indefinite
TOTAL	$5,737,194	$(478,983)	$5,258,211

We capitalize external costs, consisting primarily of legal costs, related to securing our patents and trademarks. Once a patent is granted, we amortize the approved hormone therapy drug candidate patents using the straight-line method over the estimated useful life of approximately 20 years, which is the life of intellectual property patents. If the patent is not granted, we write-off any capitalized patent costs at that time. Trademarks are perpetual and are not amortized. During the years ended December 31, 2020 and 2019, we wrote off $1,131,776 and $78,864, respectively, in costs related to trademarks and patents. There was no impairment of intangible assets during the year ended December 31, 2018.

As of December 31, 2020, we had 38 issued domestic patents and 39 issued foreign patents, including:

●	15 domestic patents and nine foreign patents that relate to BIJUVA as well as three domestic patents that relate to estradiol and progesterone product candidates. These patents establish an important intellectual property foundation and are owned by us. The domestic patents will expire in 2032. The foreign patents will expire no earlier than 2032. In addition, we have pending patent applications relating to BIJUVA in the U.S., Argentina, Australia, Brazil, Canada, China, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;

●	12 domestic patents (ten utility and two design) and 18 foreign patents (eight utility and ten design) that relate to IMVEXXY. These patents establish an important intellectual property foundation for IMVEXXY and are owned by us. The domestic patents will expire in 2032 or 2033. The foreign utility patents will expire no earlier than 2033. The foreign design patents provide protection expiring no earlier than 2025. In certain countries, the foreign design patents provide protection through at least 2037. In addition, we have pending patent applications related to IMVEXXY in the U.S., Argentina, Australia, Brazil, Canada, Europe, Israel, Japan, Mexico, New Zealand, Russia, South Africa, and South Korea;

●	One domestic utility patent that relates to our topical-cream candidates, which is owned by us. The domestic patent will expire in 2035;

●	One domestic utility patent and eight foreign patents that relate to our transdermal-patch candidates, which are owned by us. The domestic utility patent will expire in 2032. The foreign patents will expire no earlier than 2033. We have a pending patent application with respect to our transdermal-patch candidates in Brazil;

●	Three domestic utility patents that relate to TX-009HR, a progesterone and estradiol product candidate, which are owned by us and will expire in 2037;

●	Two domestic and four foreign patents that relate to formulations containing progesterone, which are owned by us. The domestic patents will expire between 2032 and 2036. The foreign patents will expire no earlier than 2033. In addition, we have pending patent applications with respect formulations containing progesterone in the U.S., Australia, Canada, Europe, and Mexico; and

●	One domestic utility patent that relates to our OPERA information-technology platform, which is owned by us and will expire in 2031.

Amortization expense was $269,546, $197,593, and $112,474 for the years ended December 31, 2020, 2019, and 2018, respectively.

Estimated amortization expense, based on current patent cost being amortized, for the next five years is as follows:

Year Ending December 31,	Estimated Amortization
2021	$274,669
2022	$274,669
2023	$274,669
2024	$274,669
2025	$274,669

NOTE 7– OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2020	2019
Accrued payroll, bonuses and commission costs	$8,758,073	$8,040,278
Allowance for coupons and returns	6,770,206	10,316,298
Accrued sales and marketing costs	227,500	3,285,662
Accrued compensated absences	2,353,996	1,463,878
Allowance for wholesale distributor fees	2,632,432	2,347,122
Accrued legal and accounting expense	898,568	422,336
Accrued research and development	925,314	1,049,603
Operating lease liability	2,253,994	1,501,539
Accrued rebates	11,010,588	3,916,672
Other accrued expenses	2,339,198	1,480,225
TOTAL OTHER CURRENT LIABILITIES	$38,169,869	$33,823,613

NOTE 8 – DEBT

On April 24, 2019, we entered into a Financing Agreement, as amended, or the Financing Agreement, with Sixth Street Specialty Lending, Inc., as administrative agent, or the Administrative Agent, various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, which provided us with up to a $300,000,000 first lien secured term loan credit facility, or the Facility. The Facility provided for availability to us in three tranches: (i) $200,000,000 was drawn upon entering into the Financing Agreement; (ii) $50,000,000 was drawn on February 18, 2020 following our achievement of more than $11,000,000 in net revenues from IMVEXXY, BIJUVA, and ANNOVERA for the fourth quarter of 2019 and (iii) $50,000,000 was previously available to us in the Administrative Agent’s sole and absolute discretion either contemporaneously with the delivery of our financial statements for the quarter ended June 30, 2020 or at such earlier date as the Administrative Agent may have consented to. Subsequent to the pause in the successful full launch of ANNOVERA caused by the COVID-19 pandemic, the undrawn $50,000,000 tranche under the Financing Agreement is no longer available. Borrowings under the Facility accrue interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.2% as selected by us. Interest on amounts borrowed under the Facility is payable quarterly. Prior to entering into Amendment No. 8, the outstanding principal amount of the Facility was payable in four equal quarterly installments beginning on June 30, 2023, with the Facility maturing on March 31, 2024. In connection with Amendment No. 8 we, among other things, (i) repaid $15.0 million in principal under the Financing Agreement on such date, plus a 5.0% prepayment fee, (ii) agreed to repay an additional $35.0 million in principal by no later than March 31, 2021, plus a 5.0% prepayment fee, and (iii) agreed to make additional principal repayments as follows: (x) $5.0 million on each of March 31, 2022, June 30, 2022 and September 30, 2022; (y) $10.0 million on each of December 31, 2022 and March 31, 2023; and (z) $41.25 million on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024, plus the prepayment fees described in the following sentence. We have the right to prepay borrowings under the Facility in whole or in part at any time, subject to a prepayment fee on the principal amount being prepaid, which was revised in connection with Amendment No. 8, of (i) 30.0% of the principal amount being repaid through March 31, 2022 (excluding the scheduled $5.0 million principal repayment on such date, which is subject to a 5.0% prepayment fee); (ii) 5.0% of the principal amount being repaid from April 1, 2022 through March 31, 2023; (iii) 3.0% of the principal amount being repaid from April 1, 2023 through March 31, 2024; and (iv) thereafter, none, in each case subject to certain limited exceptions, including with respect to a repayment in full of the obligations under the Financing Agreement. In connection with the initial borrowing under the Facility, we paid, for the benefit of the lenders, a facility fee equal to 2.5% of the initial amount borrowed and were required to pay such a facility fee in connection with subsequent borrowings under the Facility. We are also required to pay the Administrative Agent and the lenders an annual administrative fee in addition to other fees and expenses. The Financing Agreement contains customary mandatory prepayments, restrictions and covenants applicable to us that are customary for financings of this type. Among other requirements, we are required to (i) maintain a minimum unrestricted cash balance of $60,000,000, and (ii) achieve certain minimum consolidated net revenue amounts attributable to commercial sales of our IMVEXXY, BIJUVA and ANNOVERA products beginning with the fiscal quarter ended December 31, 2020. Pursuant to Amendment No. 8, the minimum consolidated net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA were revised to (i) $17.0 million, $20.0 million, $23.0 million, and $26.5 million for the first, second, third, and fourth quarters of 2021, respectively, (ii) $30.0 million, $35.0 million, $40.0 million and $45.0 million for the first, second, third, and fourth quarters of 2022, respectively, (iii) $50.0 million, $55.0 million, $60.0 million and $65.5 million for the first, second, third, and fourth quarters of 2023, respectively, and (iv) $70.0 million for the first quarter of 2024. Pursuant to Amendment No. 6 (as defined below), the minimum required cash balance was lowered to $45 million from November 8, 2020 through December 31, 2020. As of December 31, 2020, we were in compliance with all covenants under the Financing Agreement. The Financing Agreement also includes other representations, warranties, indemnities, restrictions on the payment of dividends, and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon or after an event of default, the Administrative Agent and the lenders may declare all or a portion of our obligations under the Financing Agreement to be immediately due and payable and exercise other rights and remedies provided for under the Financing Agreement. The obligations of our company and its subsidiaries under the Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a first priority perfected security interest in all existing and after acquired assets of our company and its subsidiaries. The obligations under the Financing Agreement will be guaranteed by each of our future direct and indirect subsidiaries, subject to certain exceptions. Also pursuant to Amendment No. 8, the Administrative Agent consented to a framework for our potential disposition of our vitaCare prescription services business.

On August 5, 2020, we entered into Amendment No. 5 to the Financing Agreement, or Amendment No. 5. Amendment No. 5 adjusted the covenant in the Financing Agreement regarding our achievement of minimum consolidated net revenue attributable to commercial sales of our IMVEXXY, BIJUVA, and ANNOVERA products to reflect the impact of COVID-19 on our business. The covenant was effective beginning with the fiscal quarter ending December 31, 2020. In connection with Amendment No. 5 and in lieu of a cash amendment fee, we issued to the Administrative Agent and the lenders under the Financing Agreement warrants to purchase an aggregate of 4,752,116 shares of Common Stock with an exercise price of $1.58 per share and a ten-year term, or the Lender Warrants. The Lender Warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, and no registration rights were issued. The Company concluded that the modification accounting model is applicable to this transaction and recognized the fair value of the warrants as a debt discount.

On November 8, 2020, in connection with entering into Amendment No. 6 to the Financing Agreement, or Amendment No. 6, we amended the Lender Warrants to provide for an adjustment to the exercise price if we conduct certain dilutive issuances prior to December 31, 2020, or if the volume-weighted average price of our Common Stock for the fifteen trading days ending December 31, 2020 is lower than the then-current exercise price. Pursuant to Amendment No. 6, the issuance of Common Stock by the Company in the underwritten public offering at a price per share equal to $1.1856 triggered the automatic reduction in the exercise price of the Lender Warrants from $1.58 to $1.1856.

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

On April 24, 2019, we terminated the Credit Agreement. A portion of the initial tranche of borrowing under the Financing Agreement in the amount of approximately $81,661,000 was used to repay all amounts outstanding under the Credit Agreement, which included a prepayment fee of 4%, a repayment fee of 4% and other fees and expenses payable to the lenders under the Credit Agreement. As a result of the termination of the Credit Agreement, we recorded $10,057,632 in loss on extinguishment of debt in the second quarter of 2019. Interest expense for the years ended December 31, 2019 and 2018 related to the Credit Agreement was $1,816,747 and $4,407,975, respectively. During the year ended December 31, 2019, and prior to the repayment of the Credit Agreement, we amortized $120,146 of deferred financing fees as interest expense in the accompanying consolidated financial statements. During the year ended December 31, 2018, we amortized $269,859 of deferred financing fees as interest expense in the accompanying consolidated financial statements.

As of December 31, 2020, we had $250,000,000 in borrowings outstanding under the Financing Agreement, which are classified as long-term debt in the accompanying consolidated financial statements. Since the inception of the Financing Agreement, we have incurred $7,902,270 in deferred financing fees related to the Financing Agreement. Deferred financing fees related to the entire Financing Agreement were allocated pro rata between the funded and unfunded tranches. Allocated deferred financing fees related to the two tranches of borrowings that we received of $7,626,891 have been reflected as debt discount upon each draw and are amortized to interest expense using the effective interest method. In addition, during the third quarter of 2020, we recorded the fair value of the Lender Warrants based on Amendment No. 5 of $7,428,178 as a debt discount, which is being amortized to interest expense using the effective interest method over the term of the Financing Agreement. Based on Amendment No. 6 to the Financing Agreement, we recognized additional value to the debt discount of $239,983, which is being amortized to interest expense using the effective interest method over the term of the Financing Agreement. The public offering in November 2020 triggered the down round provision underlying the warrants granted in August 2020, as modified in November 2020, which was immaterial.

During the third quarter of 2020, we concluded that the undrawn $50,000,000 tranche under the Financing Agreement is no longer available to us. As such, we wrote off $275,379 of deferred financing fees associated with the unfunded tranche, which were previously deferred as assets until such tranche had been drawn.

During the years ended December 31, 2020 and 2019, we amortized $2,256,428 and $736,156, respectively, of deferred financing fees related to the Financing Agreement as interest expense in the accompanying consolidated financial statements. Interest on amounts borrowed under the Financing Agreement is due and payable quarterly in arrears. Interest expense for the years ended December 31, 2020 and 2019 was $26,049,236 and $14,709,166, respectively. The overall effective interest rate under the Financing Agreement was approximately 12.5% as of December 31, 2020.

As of December 31, 2020 and 2019, the carrying value of our debt consisted of the following:

	As of December 31,
	2020	2019
Financing Agreement	$250,000,000	$200,000,000
Debt discount and financing fees	(12,302,469)	(5,365,357)
TOTAL LONG-TERM DEBT	$237,697,531	$194,634,643

The following table reflects our aggregate future principal payments under the Financing Agreement for the next five years, as amended by Amendment No. 8:

Year Ending December 31,
2021	$50,000,000
2022	$25,000,000
2023	$133,750,000
2024	$41,250,000
2025	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2020, we had 10,000,000 shares of preferred stock, par value $0.001 per share, or Preferred Stock, authorized for issuance, of which no shares of Preferred Stock were issued or outstanding.

Common Stock

At December 31, 2020, we had 600,000,000 shares of Common Stock authorized for issuance, of which 299,765,396 shares of Common Stock were issued and outstanding.

Issuances During 2020

During the year ended December 31, 2020, stock options to purchase an aggregate of 1,182,195 shares of Common Stock were exercised for $271,678 in cash.

On November 10, 2020, we entered into an underwriting agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as underwriter, relating to an underwritten public offering of 23,437,500 shares of Common Stock at a public offering price of $1.1856 per share. We granted to the underwriter an option, exercisable for a period of 30 days, to purchase up to 3,515,625 additional shares of Common Stock, which was exercised in full. The net proceeds the offering were approximately $31,703,000, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering of 23,437,500 shares closed on November 13, 2020 and the offering of 3,515,625 shares closed on November 20, 2020.

In November 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or sales agreement, with Cantor Fitzgerald relating to shares of our Common Stock. In accordance with the terms of the sales agreement, we were permitted to offer and sell shares of our Common Stock having an aggregate offering price of up to $50 million from time to time through or to Cantor Fitzgerald, acting as sales agent. Cantor Fitzgerald was entitled to compensation at a fixed commission rate of 3.0% of the aggregate gross sales price per share sold. No shares of Common Stock were sold under the sales agreement during the year ended December 31, 2020. As further described in Note 16 - Subsequent Events, on February 8, 2021, our “at the market” offering with Cantor Fitzgerald terminated following the sale of the maximum $50 million of shares of Common Stock in January 2021 and February 2021 pursuant to the sales agreement.

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

Warrants to Purchase Common Stock

As of December 31, 2020, we had warrants outstanding to purchase an aggregate of 6,534,687 shares of Common Stock with a weighted-average contractual remaining life of approximately 7.25 years, and exercise prices ranging from $0.24 to $8.20 per share, resulting in a weighted average exercise price of $1.55 per share.

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

On November 8, 2020, in connection with entering into Amendment No. 6, we amended the Lender Warrants to provide for an adjustment to the exercise price if we conducted certain dilutive issuances prior to December 31, 2020, or if the volume-weighted average price of our Common Stock for the fifteen trading days ending December 31, 2020 was lower than the then-current exercise price. Pursuant to Amendment No. 6, the issuance of the shares of Common Stock in the November 2020 underwritten public offering triggered the automatic reduction in the exercise price of the Warrants from $1.58 to $1.1856. Based on Amendment No. 6 to the Financing Agreement, we recognized additional value to the debt discount of $239,983.

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

We recorded share-based compensation expense related to warrants previously issued of $26,446, $254,970, and $494,136 for the years ended December 31, 2020, 2019 and 2018, respectively, in the accompanying consolidated financial statements. At December 31, 2020, there was no unrecognized compensation expense remaining related to unvested warrants.

Summary of our Warrant activity during the year ended December 31, 2020:

	Number of Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2019	1,832,571	$2.62	1.95	$2,447,929
Granted	4,752,116	$1.19
Exercised	—	—		—
Expired	—	—
Cancelled/Forfeited	(50,000)	$6.35
Balance at December 31, 2020	6,534,687	$1.55	7.25	$1,041,219
Vested and Exercisable at December 31, 2020	6,534,687	$1.55	7.25	$1,041,219
Unvested at December 31, 2020	—	—	—	—

The weighted average fair value per share of warrants issued and the assumptions used in the Black-Scholes Model during the years ended December 31, 2020, 2019, and 2018 are set forth in the table below.

	2020	2019	2018
Weighted average exercise price	$1.19	$5.63	$5.16
Weighted average grant date fair value	$1.56	$3.00	$2.79
Risk-free interest rate	0.34%	2.52%	2.36%
Volatility	68.8%	60.8%	62.12%
Term (in years)	10	5	5
Dividend yield	0.00%	0.00%	0.00%

Warrant exercises

During the year ended December 31, 2020, no warrants were exercised.

During the year ended December 31, 2019, warrants to purchase an aggregate of 1,250,000 shares of Common Stock were exercised pursuant to the warrants’ cashless exercise provisions, which resulted in 471,184 shares of Common Stock being issued.

During the year ended December 31, 2018, no warrants were exercised.

Options to Purchase Common Stock of the Company

In 2009, we adopted the 2009 Long-Term Incentive Compensation Plan, or the 2009 Plan, to provide financial incentives to employees, directors, advisers, and consultants of our company who are able to contribute towards the creation of or who have created stockholder value by providing them stock options and other stock and cash incentives, or the Awards. As of December 31, 2020, there were non-qualified stock options to purchase an aggregate of 13,285,205 shares of Common Stock outstanding under the 2009 Plan. Effective upon our adoption of the TherapeuticsMD, Inc. 2019 Stock Incentive Plan, or the 2019 Plan, on June 20, 2019, no future awards may be made under the 2009 Plan.

In 2012, we adopted the 2012 Stock Incentive Plan, or the 2012 Plan, a non-qualified plan that was amended in August 2013. The 2012 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers, directors, and certain consultants and advisors of our company. As of December 31, 2020, there were non-qualified stock options to purchase an aggregate of 6,305,974 shares of Common Stock outstanding and an aggregate of 890,000 restricted stock awards under the 2012 Plan. Effective upon our adoption of the 2019 Plan, no future awards may be made under the 2012 Plan.

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

As of December 31, 2020, there were 2,583,565 shares of Common Stock available for issuance under the 2019 Plan, consisting of (i) new shares, (ii) unallocated shares previously available for issuance under the 2012 Plan that were not then subject to outstanding “Awards” (as defined in the 2012 Plan), and (iii) unallocated shares previously available for issuance under the 2009 Plan that were not then subject to outstanding “Awards” (as defined in the 2009 Plan). Any shares subject to outstanding options or other equity “Awards” under the 2019 Plan, the 2012 Plan and the 2009 Plan that are forfeited, expire or otherwise terminate without issuance of the underlying shares, or if any such Award is settled for cash or otherwise does not result in the issuance of all or a portion of the shares subject to such Award (other than shares tendered or withheld in connection with the exercise of an Award or the satisfaction of withholding tax liabilities), the shares to which those Awards were subject, shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for delivery with respect to Awards under the 2019 Plan. As of December 31, 2020, there were non-qualified stock options to purchase 4,190,751 shares of Common Stock outstanding under the 2019 Plan and an aggregate of 6,171,024 restricted stock units and 2,403,951 performance stock units outstanding under the 2019 Plan.

The valuation methodology used to determine the fair value of stock options is the Black-Scholes Model. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the risk-free interest rate, and the expected life of the stock options. The ranges of assumptions used in the Black-Scholes Model during the years ended December 31, 2020, 2019, and 2018 are set forth in the table below.

	2020	2019	2018
Weighted average exercise price	$1.58	$3.10	$5.45
Weighted average grant date fair value	$0.95	$1.82	$3.24
Risk-free interest rate	0.34-1.68%	1.64-2.54%	2.38-2.89%
Volatility	63.53-67.92%	61.25-64.49%	59.45-64.04%
Term (in years)	6-6.8	5.5-6.5	5.1-6.25
Dividend yield	0.00%	0.00%	0.00%

A summary of activity under the 2009, 2012 and 2019 Plans and related information during the year ended December 31, 2020 is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2019	25,030,234	$4.65	5.84	$3,668,171
Granted	736,500	$1.58
Exercised	(1,182,195)	$0.23		$1,738,740
Expired	(386,609)	$3.76
Cancelled/Forfeited	(416,000)	$3.80
Balance at December 31, 2020	23,781,930	$4.80	5.20	$152,253
Vested and Exercisable at December 31, 2020	19,862,681	$5.06	4.59	$117,443
Unvested at December 31, 2020	3,919,249	$3.53	8.29	$34,810

At December 31, 2020, our outstanding options had exercise prices ranging from $0.38 to $8.92 per share. Share-based compensation expense related to options recognized in our results of operations for the years ended December 31, 2020, 2019, and 2018 was approximately $5,235,585, $8,798,707, and $8,091,294, respectively, and it is based on awards vested. At December 31, 2020, total unrecognized estimated compensation expense related to unvested options was approximately $5,238,000, which may be adjusted for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 1.9 years. No tax benefit was realized due to a continued pattern of operating losses.

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

During the years ended December 31, 2020, 2019 and 2018 we recorded $5,399,472, $1,628,407 and $73,132, respectively, in share-based compensation expense related to restricted stock units and performance stock units. As of December 31, 2020, we recognized performance-based compensation expense using our assessment of the most likely probability of attaining quarterly EBITDA break-even which would result in vesting 1.5 times the base number of performance stock units. At December 31, 2020, total unrecognized estimated compensation expense related to unvested restricted stock units and performance stock units was approximately $9,989,000, which may be adjusted if certain performance targets are achieved or for future changes in forfeitures. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Schedule of restricted stock units and performance stock units

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,240,000	$3.56	—	$—
Granted	6,152,818	$1.39	2,585,745	$1.08
Vested/Released	(301,500)	$1.78	(151,500)	$1.14
Forfeited	(30,294)	$1.07	(30,294)	$1.07
Balance at December 31, 2020	7,061,024	$1.76	2,403,951 *	$1.08

*	The number of performance stock units (PSUs) represents the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number of PSUs depending on the Company’s achievement of break-even quarterly EBITDA.

Employee Stock Purchase Plan

On June 18, 2020, our stockholders approved the TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan, or the ESPP, which reserved 5,400,000 shares of Common Stock for purchase. The ESPP permits eligible employee participants to purchase Common Stock at a price per share which is equal to 85% of the lesser of (a) the fair market value of the shares on the offering date of the offering period or (b) the fair market value of the shares on the purchase date. During the year ended December 31, 2020, no shares were issued under the ESPP. We recorded $17,489 of non-cash compensation expense related to the ESPP during the year ended December 31, 2020.

NOTE 10 – EMPLOYEE BENEFIT PLAN

The Company maintains a voluntary defined contribution 401(k) plan covering all eligible employees as defined in the plan documents. The plan provides for discretionary matching contribution, which is equal to up to four percent of each eligible contributing participant’s elective deferral not to exceed $2,000 per year. Employees who elect to participate in the plan are generally fully vested in any existing matching contribution after five years of service with the Company. Contributions by the Company under the plan amounted to approximately $487,000 and $403,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 11 – INCOME TAXES

For financial reporting purposes, (loss) income before taxes includes the following components:

	2020	2019	2018
United States	$(183,524,137)	$(176,144,999)	$(132,617,160)
Total	$(183,524,137)	$(177,144,999)	$(132,617,160)

For the years ended December 31, 2020, 2019, and 2018, there was no provision for income taxes, current or deferred. At December 31, 2020, we had a federal net operating loss carry forward of approximately $761,701,546 available to offset future taxable income through 2038. Approximately $338,775,332 of the federal net operating loss carry forward can be carried forward for 20 years and will begin to expire in 2031. The remaining $422,926,214 can be carried forward indefinitely.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State tax rate, net of federal tax benefit	5.1%	4.0%	5.2%
Adjustment in valuation allowances	(27.0)%	(22.5)%	(31.2)%
Excess stock benefits	0.1%	0.2%	5.3%
Federal income tax rate change	0%	0%	-%
Permanent and other differences	0.8%	(2.7)%	(0.3)%
Provision (benefit) for income taxes	—	—	—

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The components of the net deferred income tax asset as of December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Deferred Income Tax Assets:
Net operating losses	$195,008,131	$157,555,975	$126,419,113
Share based compensation	17,251,900	13,913,568	11,640,464
Interest expense limitation	12,991,716	5,389,129	1,173,614
Other, net	4,818,935	3,662,037	1,658,573
R&D credit	186,347	186,347	186,347
Total deferred income tax asset	230,257,029	180,707,056	141,078,111
Valuation allowance	(230,257,029)	(180,707,056)	(141,078,111)
Deferred income tax assets, net	$—	$—	$—

We believe that it is more likely than not that we will not generate sufficient future taxable income to realize the tax benefits related to the deferred tax assets on our balance sheet and as such, a valuation allowance has been established against the deferred tax assets for the period ended December 31, 2020.

The change in valuation allowance was $49,549,973, $39,628,945, and $41,295,443 for the years ended December 31, 2020, 2019, and 2018, respectively.

Unrecognized Tax Benefits

As of December 31, 2020 and 2019, we have no unrecognized tax benefits.

NOTE 12 – RELATED PARTIES

In July 2015, J. Martin Carroll, a director of our company, was appointed to the board of directors of Catalent, Inc. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our company, since July 2015. During the years ended December 31, 2020, 2019 and 2018, we were billed by Catalent approximately $3,036,000, $6,101,000 and $4,111,000, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability and validation testing. As of December 31, 2020 and 2019, there were amounts due to Catalent of approximately $0 and $35,000, respectively. In addition, we have minimum purchase requirements in place with Catalent as disclosed in Note 14, Commitments and Contingencies.

In April 2020, Karen L. Ling, Executive Vice President and Chief Human Resources Officer of American International Group, Inc., or AIG, was appointed to our board of directors. From time to time, we have entered into agreements with AIG in the normal course of business. Agreements with AIG have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company, since April 2020. During the year ended December 31, 2020, we were billed by AIG approximately $209,000 for various insurance coverage for our Company.

NOTE 13 - BUSINESS CONCENTRATIONS

We purchase our prescription products from several suppliers with approximately 36%, 30% and 25% of our purchases supplied by three vendors each, respectively, during the year ended December 31, 2020, 24%, 27% and 35% of our purchases supplied by three vendors each, respectively, during the year ended December 31, 2019, and 43%, 33% and 24% of our purchases supplied by three vendors each, respectively, during the year ended December 31, 2018.

We sell our prescription products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers. During the year ended December 31, 2020, three customers each accounted for more than 10% of our total product revenue. During each of the years ended December 31, 2019 and 2018, four customers each accounted for more than 10% of our total product revenue. Product revenue from the three customers combined accounted for approximately 63% of our product revenue for the year ended December 31, 2020. Product revenue from the four customers combined accounted for approximately 73% and 76% of our product revenue for the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2020, Cardinal Health accounted for approximately $17,489,000 of our product revenue, Pillpack, Inc. accounted for approximately $13,228,000 of our product revenue, and McKesson Corporation accounted for approximately $9,862,000 of our product revenue. During the year ended December 31, 2019, Pillpack, Inc. accounted for approximately $12,676,000 of our product revenue, Cardinal Health accounted for approximately $4,551,000 of our product revenue, AmerisourceBergen accounted for approximately $3,927,000 of our product revenue and McKesson Corporation accounted for approximately $3,911,000 of our product revenue. During the year ended December 31, 2018, Pillpack, Inc. accounted for approximately $5,075,000 of our product revenue, AmerisourceBergen accounted for approximately $3,246,000 of our product revenue and Cardinal Health accounted for approximately $2,308,000 of our product revenue, and McKesson Corporation accounted for approximately $1,610,000 of our product revenue.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Supplemental lease information as of:	December 31, 2020	December 31, 2019
Right-of-use asset	$9,565,700	$10,109,154
Short-term operating lease liability (included in Other current liabilities)	$2,253,994	$1,501,539
Long-term operating lease liability	$8,675,477	$9,145,049
Weighted average remaining term	8.9 years	9 years
Weighted average discount rate	8.30%	8.25%

Supplemental cash flow information for the year ended:	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating lease	$1,617,645	$1,164,234
Right-of-use assets obtained in exchange for lease obligation	$998,821	$11,171,471

The following table reconciles the undiscounted cash flows for all operating leases at December 31, 2020 to the operating lease liabilities recorded on the balance sheet:

Years Ending December 31,
2021	$2,334,582
2022	1,413,289
2023	1,443,143
2024	1,476,534
2025	1,513,458
Thereafter	7,434,412
Total undiscounted lease payments	15,615,418
Less: imputed interest	(4,685,947)
Present value of lease payments	$10,929,471

During the year ended December 31, 2020, operating lease expense related to our real estate leases was $2,325,844, and variable lease expense was $423,578. During the year ended December 31, 2019, operating lease expense related to our real estate leases was $1,558,794, and variable lease expense was insignificant. The rental expense during the year ended December 31, 2018 was $1,068,275.

Intellectual Property Licenses

The Population Council License Agreement provides for future milestone payments to be paid by us for access to certain technologies. In addition, we pay royalties as a percent of revenue as described in Note 2, Summary of Significant Accounting Policies to these consolidated financial statements.

Purchase Commitments

We have manufacturing and supply agreements whereby we are required to purchase from Catalent a minimum number of softgels during the first contract year and a higher number of softgels after the first contract year. If the minimum order quantities of specific products are not met, we are required to pay Catalent 50% of the difference between the total amount we would have paid to Catalent if the minimum requirement had been fulfilled and the sum of all purchases of our products from Catalent during the contract year. The minimum purchase commitments for Catalent for the next five years are as follows: 2021 - $3,458,000, 2022 - $2,150,000, 2023 - $2,991,000, 2024 - $3,347,000, and 2025 - $3,786,000. In addition, we have a manufacturing and supply agreement whereby we are required to purchase a minimum number of units of ANNOVERA during a contract year. The minimum purchase commitment for ANNOVERA for 2021 is approximately $1,526,000. As of December 31, 2020, we have met our minimum purchase commitments with our manufacturers.

Legal Proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of business. We are not currently involved in any legal proceeding that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2020, 2019, and 2018, we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Employment Agreements

We have entered into employment agreements with certain of our executives that provide for compensation and certain other benefits. Under certain circumstances, including a change in control, some of these agreements provide for severance or other payments, if those circumstances occur during the term of the employment agreement.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal years 2020 and 2019 is as follows:

	2020
(In thousands, except per share)	First Quarter	Second Quarter	Third Quarter (1)(2)(3)(4)	Fourth Quarter (5)
Revenues	$12,251	$10,701	$19,343	$22,577
Gross profit	$9,536	$6,301	$16,064	$16,996
Net loss	$(56,849)	$(51,976)	$(32,611)	$(42,088)

Loss per common share, basic and diluted	$(0.21)	$(0.19)	$(0.12)	$(0.15)

	2019
(In thousands, except per share)	First Quarter	Second Quarter (6)	Third Quarter (7)	Fourth Quarter
Revenues	$3,947	$6,079	$23,719	$15,902
Gross profit	$3,184	$4,830	$22,275	$13,023
Net loss	$(39,506)	$(55,237)	$(31,967)	$(49,435)

Loss per common share, basic and diluted	$(0.16)	$(0.23)	$(0.13)	$(0.19)

(1)	During the third quarter of 2020, we recorded $2 million in license revenue related to the Knight License Agreement. Refer to discussion in Note 2-Summary of Significant Accounting Policies.

(2)	During the third quarter of 2020, we recorded the fair value of the Lender Warrants based on Amendment No. 5 of approximately $7.4 million as a debt discount, which is being amortized to interest expense using the effective interest method over the term of the Financing Agreement. Refer to discussion in Note 8-Debt.

(3)	During the third quarter of 2020, we wrote off approximately $0.6 million in costs related to trademarks and patents. Refer to discussion in Note 6-Intangible Assets, Net.

(4)	During the third quarter of 2020, we recorded approximately $5.7 million in inventory charge, primarily related to BIJUVA. Refer to discussion in Note 2-Summary of Significant Accounting Policies.

(5)	During the fourth quarter of 2020, we wrote off approximately $0.5 million in costs related to trademarks and patents. Refer to discussion in Note 6-Intangible Assets, Net.

(6)	During the second quarter of 2019, we recorded approximately $10.1 million in loss on extinguishment of debt related to the repayment of the Credit Agreement. Refer to discussion in Note 8-Debt.

(7)	During the third quarter of 2019, we recorded approximately $15. 5 million in license revenue related to the Theramex License Agreement. Refer to discussion in Note 2-Summary of Significant Accounting Policies.

NOTE 16 – SUBSEQUENT EVENTS

During the period from January 1, 2021 through February 8, 2021 in accordance with the terms of the sales agreement described in Note 9- Stockholders’ Equity, we sold 28,600,689 shares of Common Stock for net proceeds of approximately $47.3 million through Cantor Fitzgerald who acted as our sales agent.

On January 13, 2021, we entered into Amendment No. 7 to the Financing Agreement, or Amendment No. 7, pursuant to which, among other amendments, the minimum consolidated net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA for the fiscal quarters ending March 31, 2021 and June 30, 2021 were reduced to $18.0 million and $22.0 million, respectively. On January 13, 2021, in connection with entering into Amendment No. 7 to the Financing Agreement, the Lender Warrants were further amended to provide for an additional adjustment to the exercise price if we conduct certain dilutive issuances prior to March 31, 2021.

On March 1, 2021, we entered into Amendment No. 8, pursuant to which, among other amendments, the minimum consolidated net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA. See Note 8 – Debt for information regarding Amendment No. 8.

On February 11, 2021, we entered into an underwriting agreement with Cantor Fitzgerald, as underwriter, relating to an underwritten public offering of 59,459,460 shares of Common Stock. Pursuant to the underwriting agreement, we granted to the underwriter an option, exercisable for a period of 30 days, to purchase up to 8,918,919 additional shares of Common Stock. The net proceeds to us from the offering, excluding any proceeds that may be received from the exercise of the underwriter’s option to purchase additional shares, are expected to be approximately $97.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on February 16, 2021.