Form 10-Q
period 2021-06-30
TherapeuticsMD, Inc.
filed 2021-08-04
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-00100

THERAPEUTICSMD, INC.

(Exact name of Registrant as specified in its Charter)

Nevada	87-0233535
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

951 Yamato Road, Suite 220
Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

561-961-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of Each Class	symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TXMD	The Nasdaq Stock Market LLC

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

As of August 4, 2021, there were 423,817,326 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Part I – Financial Information

Item 1.Financial Statements

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$111,424	$80,486
Accounts receivable, net of allowance for credit losses of $1,273 and $1,118 as of June 30, 2021 and December 31, 2020, respectively	33,481	32,382
Inventory	7,574	7,993
Prepaid and other current assets	7,178	7,543
Total current assets	159,657	128,404
Fixed assets, net	1,647	1,942
License rights and other intangible assets, net	40,206	41,445
Right of use assets	8,838	9,566
Other non-current assets	253	253
Total assets	$210,601	$181,610
Liabilities and stockholders' equity (deficit):
Current liabilities:
Current maturities of long-term debt	$10,000	$—
Accounts payable	14,565	21,068
Accrued expenses and other current liabilities	51,110	38,170
Total current liabilities	75,675	59,238
Long-term debt, net	175,261	237,698
Operating lease liabilities	8,381	8,675
Other non-current liabilities	358	—
Total liabilities	259,675	305,611
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Preferred stock, par value $0.001; 10,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 600,000 shares authorized, 395,048 and 299,765 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	395	300
Additional paid-in capital	911,511	754,644
Accumulated deficit	(960,980)	(878,945)
Total stockholders' deficit	(49,074)	(124,001)
Total liabilities and stockholders' equity (deficit)	$210,601	$181,610

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue, net	$23,001	$10,701	$42,633	$22,952
License revenue	—	—	234	—
Total revenue, net	23,001	10,701	42,867	22,952
Cost of goods sold	4,132	4,400	8,819	7,115
Gross profit	18,869	6,301	34,048	15,837
Operating expenses:
Selling and marketing	32,164	29,887	56,188	68,683
General and administrative	19,873	18,710	38,256	37,103
Research and development	2,011	2,742	4,061	6,011
Total operating expenses	54,048	51,339	98,505	111,797
Loss from operations	(35,179)	(45,038)	(64,457)	(95,960)
Other (expense) income:
Interest expense and other financing costs	(7,596)	(7,027)	(17,823)	(13,289)
Other income, net	123	89	245	424
Total other (expense), net	(7,473)	(6,938)	(17,578)	(12,865)
Loss before income taxes	(42,652)	(51,976)	(82,035)	(108,825)
Provision for income taxes	—	—	—	—
Net loss	$(42,652)	$(51,976)	$(82,035)	$(108,825)
Loss per common share, basic and diluted	$(0.11)	$(0.19)	$(0.22)	$(0.40)
Weighted average common shares, basic and diluted	394,074	271,876	370,776	271,668

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited - in thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	299,765	$300	$754,644	$(878,945)	$(124,001)
Shares issued for sale of common stock, net of cost	92,870	93	150,806	—	150,899
Shares issued for exercise of warrants, net of cashless exercises	503	—	50	—	50
Shares issued for vested restricted stock units	52	—	—	—	—
Share-based compensation	—	—	2,957	—	2,957
Net loss	—	—	—	(39,383)	(39,383)
Balance, March 31, 2021	393,190	393	908,457	(918,328)	(9,478)
Shares issued for sale of common stock, net of cost	125	—	163	—	163
Shares issued for exercise of warrants	600	1	227	—	228
Shares issued for exercise of options	54	—	21	—	21
Shares issued for vested restricted stock units	929	1	(1)	—	—
Shares issued for sale of common stock related to employee stock purchase plan	150	—	134	—	134
Share-based compensation	—	—	2,510	—	2,510
Net loss	—	—	—	(42,652)	(42,652)
Balance, June 30, 2021	395,048	$395	$911,511	$(960,980)	$(49,074)

Balance, January 1, 2020	271,177	$271	$704,351	$(695,421)	$9,201
Shares issued for exercise of options	351	—	72	—	72
Shares issued for vested restricted stock units	150	—	—	—	—
Share-based compensation	—	—	2,366	-	2,366
Net loss	—	—	—	(56,849)	(56,849)
Balance, March 31, 2020	271,678	271	706,789	(752,270)	(45,210)
Shares issued for exercise of options	313	1	94	—	95
Shares issued for vested restricted stock units	303	—	—	—	—
Share-based compensation	—	—	3,003	—	3,003
Net loss	—	—	—	(51,976)	(51,976)
Balance, June 30, 2020	272,294	$272	$709,886	$(804,246)	$(94,088)

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(82,035)	$(108,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,061	2,019
Charges (credits) to provision for doubtful accounts	445	(182)
Inventory charge	502	5,965
Debt financing fees	2,681	692
Non-cash operating lease expense, including impairment of $81 for the six months ended June 30, 2020	434	770
Share-based compensation	5,467	5,369
Changes in operating assets and liabilities:
Accounts receivable	(1,544)	6,287
Inventory	(83)	(4,277)
Prepaid and other current assets	365	4,448
Accounts payable	(6,503)	(1,911)
Accrued expenses and other current liabilities	12,940	(5,420)
Other non-current liabilities	358	—
Total adjustments	17,123	13,760
Net cash used in operating activities	(64,912)	(95,065)
Cash flows from investing activities:
Payment of patent related costs	(423)	(816)
Purchase of fixed assets	(104)	(26)
Net cash used in investing activities	(527)	(842)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	151,062	—
Proceeds from exercise of options and warrants	299	166
Proceeds from sale of common stock related to employee stock purchase plan	134	—
Repayments of debt	(50,000)	—
Borrowings of debt	—	50,000
Payment of debt financing fees	(5,118)	(1,250)
Net cash provided by financing activities	96,377	48,916
Net increase in cash	30,938	(46,991)
Cash, beginning of period	80,486	160,830
Cash, end of period	$111,424	$113,839

Supplemental disclosure of cash flow information:
Interest paid	$14,284	$12,032

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation and summary of significant accounting policies

General

TherapeuticsMD, Inc., a Nevada corporation (the “Company”), and its consolidated subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “TherapeuticsMD,” “we,” “our” and “us.”  This 10-Q Report includes our trademarks, trade names and service marks, such as TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, IMVEXXY®, BIJUVA® and ANNOVERA®, which are protected under applicable intellectual property laws and are the property of, or licensed to, the Company. Solely for convenience, trademarks, trade names and service marks referred to in this 10-Q Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2020 Annual Report on Form 10-K (“2020 10-K Report”). Certain amounts in the consolidated financial statements and accompanying notes may not add due to rounding, and all percentages have been calculated using unrounded amounts.

Risks and uncertainties related to COVID-19

We continue to be subject to risks and uncertainties in connection with the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict. We continue to provide an uninterrupted supply of our U.S. Food and Drug Administration (“FDA”) approved products and the vitaPearl™ family of products. We believe we have sufficient inventory of finished products to meet anticipated demand in the near future. Additionally, we believe we have sufficient active pharmaceutical ingredients (“API”) on hand for the continued manufacture of our products. The ultimate global recovery from the pandemic will be dependent on, among other things, actions taken by governments and businesses to contain and combat the virus, including any variant strains, the speed and effectiveness of vaccine production and global distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally.

Since the early phase of the COVID-19 pandemic, we have been using substantial virtual options to ensure business continuity. One of our subsidiaries, vitaCare™ Prescription Services, Inc. (“vitaCare Prescription Services”), a Florida corporation, assists patients in obtaining easy and convenient access to their prescriptions for products at a pharmacy of their choice, including via home delivery pharmacy options. We have also partnered with independent community pharmacies and multiple third-party online pharmacies and telemedicine providers that focus on contraception or menopause which provide patients real-time access to both diagnosis and treatment. We continue to support prescribers’ needs with samples and product materials through our sales force. If access is restricted, we have mailing options in place for these materials. We also have business continuity plans and infrastructure in place that allows for live virtual e-detailing of our products.

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

Reclassification

Certain amounts, including type of operating expenses, reported in prior periods in the financial statements have been reclassified to conform to the current period’s presentation.

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

We review accounts receivable for uncollectible accounts and provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, reasonable supportable forecasts and existing economic conditions and we record an allowance that presents the net amount expected to be collected. We evaluate trade accounts receivable for delinquency. We write off delinquent receivables against our allowance for doubtful accounts based on individual credit evaluations, the results of collection efforts, and specific circumstances of customers. We record recoveries of accounts previously written off when received as an increase in the allowance for doubtful accounts. To the extent data we use to calculate these estimates does not accurately reflect bad debts, adjustments to these reserves may be required.

The following sets forth activities in our allowance for credit losses (in thousands):

Total
Balance as of January 1, 2021	$1,118
Charges to provision for credit losses	445
Write-off of uncollectible receivables	(290)
Balance as of June 30, 2021	$1,273

3.	Inventory

We have optimized the level of our inventory on hand, and we believe we have sufficient finished products to meet anticipated demand in the near future and sufficient raw materials for the continued manufacture of our finished products.  We rely on third parties to manufacture our finished products, and we have entered into long-term supply agreements for the manufacture of ANNOVERA, IMVEXXY, and BIJUVA, however, we do not have a long-term supply agreement for the manufacture of our prescription vitamins.  Additionally, we do not have long-term contracts for the supply of the API used in ANNOVERA and BIJUVA. If any of our third party contract manufacturers or any suppliers of the API experiences any significant difficulties in its respective manufacturing processes, do not comply with the terms of an agreement between us, or do not devote sufficient time, energy, and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our products, which may have a material adverse impact on our revenue, results of operations and financial position.

Our inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$4,533	$4,423
Work in process	744	220
Finished products	2,297	3,350
Inventory	$7,574	$7,993

4.	Prepaid and other current assets

Our prepaid and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Insurance	$540	$2,568
Paragraph IV legal proceeding costs	2,660	—
Other	3,978	4,975
Prepaid and other current assets	$7,178	$7,543

5.	Fixed assets, net

Our fixed assets, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Furniture and fixtures	$1,407	$1,407
Computer and office equipment	1,846	1,784
Computer software	454	412
Leasehold improvements	80	80
Fixed assets	3,787	3,683
Less: accumulated depreciation and amortization	2,140	1,741
Fixed assets, net	$1,647	$1,942

We recorded depreciation expense of $0.2 million for the three months ended June 30, 2021 and 2020, and $0.4 million for the six months ended June 30, 2021 and 2020.

6.	License rights and other intangible assets, net

The following provides information about our license rights and other intangible assets, net (in thousands):

	June 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
License rights agreement	$40,000	$5,313	$34,687	$40,000	$3,803	$36,197
Hormone therapy drug patents	4,689	901	3,788	4,045	749	3,296
Hormone therapy drug patents applied and pending approval	1,396	—	1,396	1,629	—	1,629
	46,085	6,214	39,871	45,674	4,552	41,122
Intangible assets not subject to amortization:
Trademarks/trade name rights	335	—	335	323	—	323
License rights and other intangible assets, net	$46,420	$6,214	$40,206	$45,997	$4,552	$41,445

We recorded amortization expense related to the exclusive license rights agreement (the “Population Council License Agreement”) with Population Council of $0.8 million for the three months ended June 30, 2021 and 2020, and $1.5 million for the six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, respectively, we had a total of 83 patents, of which 41 were domestic, and a total of 77 patents, of which 38 were domestic.  We recorded amortization expense related to patents of $0.1 million for the three months ended June 30, 2021 and 2020, and $0.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

We use a combination of qualitative and quantitative factors to assess intangible assets for impairment. As a result of performing these assessments, we determined that no impairment existed as of June 30, 2021 and, therefore, recorded no write-downs to any of our intangible assets.

7.	Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Payroll and related costs	$9,782	$11,179
Rebates	12,047	11,011
Sales returns and coupons	5,851	7,057
Sales and marketing	7,368	228
Wholesale distributor fees	4,184	2,632
Professional fees	5,508	925
Other accrued expenses and current liabilities	6,370	5,138
Accrued expenses and other current liabilities	$51,110	$38,170

8.	Debt

We are party to a Financing Agreement, as amended (the “Financing Agreement”), with Sixth Street Specialty Lending, Inc., as administrative agent (the “Administrative Agent”), various lenders from time to time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors. Interest on amounts borrowed under the Financing Agreement is due and payable quarterly in arrears, and the Financing Agreement matures on March 31, 2024.

In January 2021, we entered into Amendment No. 7 to the Financing Agreement (“Amendment No. 7”) pursuant to which, among other amendments, the minimum quarterly product net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA for the fiscal quarters ending March 31, 2021 and June 30, 2021 were reduced, and we paid an amendment financing fee of $5.0 million, which was included as a component of deferred financing fees in long-term debt in the accompanying consolidated balance sheets. Additionally, in connection with entering into Amendment No. 7, the warrants issued to the Administrative Agent and the lenders under the Financing Agreement on August 5, 2020 were further amended to provide for an additional adjustment to the exercise price if we conducted certain dilutive issuances prior to March 31, 2021.  No such adjustments were made to the exercise price of these warrants prior to the expiration of such period.

In March 2021, we entered into Amendment No. 8 to the Financing Agreement (“Amendment No. 8”) pursuant to which, among other amendments, the minimum quarterly product net revenue requirements attributable to commercial sales of IMVEXXY, BIJUVA, and ANNOVERA were revised, the amortization and prepayment terms of the borrowings under the Financing Agreement were revised, and the Administrative Agent consented to a framework for our potential disposition of our vitaCare Prescription Services business. With respect to amortization and prepayment terms of the borrowings under the Financing Agreement, in connection with Amendment No. 8, we (i) repaid $50.0 million in principal under the Financing Agreement during the three months ended March 31, 2021, plus a 5.0% prepayment fee and (ii) agreed to make additional quarterly principal repayments plus the prepayment fees described below starting on March 31, 2022 through March 31, 2024.  Additionally, in connection with Amendment No. 8, the prepayment fees on principal amounts being prepaid under the Financing Agreement were revised as follows: (i) 30.0% of the principal amount being repaid through March 31, 2022 (excluding the scheduled $5.0 million principal repayment on such date, which is subject to a 5.0% prepayment fee); (ii) 5.0% of the principal amount being repaid from April 1, 2022 through March 31, 2023; (iii) 3.0% of the principal amount being repaid from April 1, 2023 through March 31, 2024; and (iv) thereafter, none, in each case subject to certain limited exceptions, including with respect to a repayment in full of the obligations under the Financing Agreement.

Our debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Financing Agreement	$200,000	$250,000
Less: deferred financing fees	14,739	12,302
Debt, net	185,261	237,698
Current maturities of long-term debt	10,000	—
Long-term debt	$175,261	$237,698

Our future principal payments under the Financing Agreement are as follows (in thousands):

Due on
	March 31,	June 30,	September 30,	December 31,	Total
2022	$5,000	$5,000	$5,000	$10,000	$25,000
2023	10,000	41,250	41,250	41,250	133,750
2024	41,250	—	—	—	41,250
					$200,000

Interest and financing costs

Interest expense and other financing costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$5,329	$6,655	$11,784	$12,597
Interest prepayment fees	858	—	3,358	—
Financing fees amortization	1,409	372	2,681	692
Interest expense and other financing costs	$7,596	$7,027	$17,823	$13,289

Both Amendment No. 7 and No. 8 were accounted for as debt modification in accordance with U.S. GAAP.  Accordingly, the unamortized deferred financing fees at each amendment date and the financing fee of $5.0 million for Amendment No. 7 are being deferred.  These deferred financing fees are being amortized over the remining term of our Financing Agreement.

The estimated future amortization of our deferred financing fees is as follows (in thousands):

Year Ending December 31,
2021 (6 months)	$3,009
2022	6,346
2023	4,990
2024	394
$14,739

Debt covenants compliance

The Financing Agreement requires us to have a minimum unrestricted cash balance of $60.0 million.  As of the filing date of this 10-Q Report, our cash balance was above the required minimum balance.  Based on our current projections, along with financing that may be available to us under our at-the-market equity offering program (the “2021 ATM Program”) relating to shares of our common stock, we anticipate that we will remain in compliance with the minimum cash balance covenant for the next twelve months from the issuance of the consolidated financial statements included in this 10-Q Report. In addition, we have reviewed numerous potential scenarios in connection with the impact of COVID-19 pandemic on our business and we believe that our existing cash reserves, along with financing that may be available to us under the 2021 ATM Program, are sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months from the issuance of the consolidated financial statements included in this 10-Q Report. However, if we are unsuccessful with the commercialization of IMVEXXY, BIJUVA, or ANNOVERA, if such commercialization is delayed, or if the continued impact of the COVID-19 pandemic on our business is worse than we anticipate, among other circumstances, we may consume funds significantly faster than we currently anticipate and our existing cash reserves, along with financing that may be available to us under the 2021 ATM Program, would be insufficient to maintain compliance with the Financing Agreement covenants or satisfy our liquidity requirements until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA.

The Financing Agreement also requires us to maintain certain minimum quarterly product net revenue requirements and several other restrictive covenants. These and other terms in the Financing Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. If we are unable to maintain the minimum unrestricted cash balance, achieve any of the total minimum net revenue requirements or otherwise comply with any other covenant of the Financing Agreement, all or a portion of our obligations under the Financing Agreement may be declared immediately due and payable, which would have an adverse effect on our business, results of operations and financial condition.  As of June 30, 2021, we were in compliance, in all material respects, with our covenants under the Financing Agreement.

9.	Commitments and contingencies

Minimum purchase commitments

We have manufacturing and supply agreements whereby we are required to purchase from Catalent, Inc. (“Catalent”) a minimum number of units of BIJUVA and IMVEXXY softgels during each respective annual contract year. The annual contract period for BIJUVA and IMVEXXY ends each April and July, respectively. If the minimum order quantities of BIJUVA or IMVEXXY are not met, we are required to pay a minimum commitment fee equal to 50% or 60%, respectively, of the difference between the total amount we would have paid if the minimum requirement had been fulfilled and the total amount of purchases of BIJUVA or IMVEXXY during each product’s respective contract year.

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

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”), are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. A trial date has not been set. In July 2021, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation. The terms of the District Court order staying all proceedings in the IMVEXXY litigation are presently filed under seal.  We anticipate that a public version of the order will become available upon resolution of a motion by Teva to redact information it deems confidential.

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

As of June 30, 2021, in the aggregate, we have incurred and recorded paragraph IV legal proceeding costs amounting to $2.7 million in prepaid expenses and other current assets in the accompanying consolidated balance sheets since we believe that we will successfully prevail in these two legal proceedings. Upon the successful conclusion of each of the above legal proceeding, the related capitalized legal costs for that legal proceeding will be reclassified to patents, in license rights, and other intangible assets, net in the accompanying consolidated balance sheets and such costs will be amortized over the remaining useful of the respective patent.  If we are unsuccessful in either one of the above legal proceedings, then the related capitalized legal costs and respective unamortized patent costs for that legal proceeding will be immediately expensed in the period in which we become aware of unsuccessful legal proceeding.

10.	Stockholders’ equity (deficit)

Common stock

In November 2020, we entered into an at-the-market offering program (the “2020 ATM Program”) relating to shares of our common stock. The 2020 ATM Program permitted us to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through or to the sales agent under the 2020 ATM Program. Sales of our common stock were permitted to be made from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including by means of ordinary broker’s transactions on the Nasdaq Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices, or as otherwise agreed to with the sales agent.  The sales agent was entitled to compensation at a fixed commission rate of 3.0% of the aggregate gross sales price per share sold.  As of February 8, 2021, sales of shares of our common stock under the 2020 ATM Program were completed when we sold an aggregate total of 28,600,689 shares of our common stock at an average sale price of $1.75 per share, and we received net proceeds of $47.3 million, after deducting the discounts and commissions to the sales agent and estimated offering expenses.

In February 2021, we closed on an underwritten public offering of our common stock, pursuant to which we issued 59,459,460 shares of our common stock at an offering price of $1.85 per share, and we received net proceeds of $96.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

In March 2021, we entered into the 2021 ATM Program relating to shares of our common stock. The 2021 ATM Program permits us to offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through or to the sales agent under the 2021 ATM Program. Sales of our common stock may be made from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary broker’s transactions on the Nasdaq Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices, or as otherwise agreed to with the sales agent.  The sales agent will be entitled to compensation at a fixed commission rate of 3.0% of the aggregate gross sales price per share sold.  The sales agent is not required to sell any specific number or dollar amounts of securities but will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between us and the sales agent. Through June 30, 2021, we have sold a total of 4,935,500 shares of our common stock under the 2021 ATM Program at an average sale price of $1.58 per share and we received estimated net proceeds of $7.2 million, after deducting discounts and commissions to the sales agent and estimated offering expenses. Subsequently, through the date of this 10-Q Report, we have sold an additional 28,769,815 shares of our common stock under the 2021 ATM Program at an average sale price of $1.14 per share and we received estimated net proceeds of $31.8 million, after deducting discounts and commissions to the sales agent and estimated offering expenses. Future sales, if any, under the 2021 ATM Program will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding, and potential uses of funding available to us.

Warrants

The following tables summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2020 (in thousands, except weighed average exercise price and weighted average remaining contractual life data):

	Warrants outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2020	6,535	$1.55	$1,041	7.3
Exercised	(1,163)	0.31
Expired	(245)	7.90
As of June 30, 2021	5,127	$1.52	$21	8.6

The aggregate intrinsic value of warrants exercised during the six months ended June 30, 2021 was $1.1 million.

Share-based compensation payment plans

At the 2021 annual meeting of stockholders of the Company, held on May 27, 2021, our stockholders approved the First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan (the “2019 Plan”) to increase the number of shares of our common stock available under the 2019 Plan by 22,475,000 shares.

As of June 30, 2021, there were 25,086,153 shares of common stock available for issuance under the 2019 Plan, consisting of (i) new shares, (ii) unallocated shares previously available for issuance under the 2012 Stock Incentive Plan (the “2012 Plan”) that were not then subject to outstanding “Awards” (as defined in the 2012 Plan), and (iii) unallocated shares previously available for issuance under the 2009 Long-Term Incentive Compensation Plan (the “2009 Plan”) that were not then subject to outstanding “Awards” (as defined in the 2009 Plan). Any shares subject to outstanding options or other equity “Awards” under the 2019 Plan, the 2012 Plan and the 2009 Plan that are forfeited, expire or otherwise terminate without issuance of the underlying shares, or if any such Award is settled for cash or otherwise does not result in the issuance of all or a portion of the shares subject to such Award (other than shares tendered or withheld in connection with the exercise of an Award or the satisfaction of withholding tax liabilities), the shares to which those Awards were subject, shall, to the extent of such forfeiture, expiration, termination, cash settlement or non-issuance, again be available for delivery with respect to Awards under the 2019 Plan.  As of December 31, 2020, there were 2,583,565 shares of common stock available for issuance under the 2019 Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2020 (in thousands, except weighed average exercise price and weighted average remaining contractual life data):

	Options awards outstanding				Options awards exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2020	23,782	$4.80	$152	5.2	19,863	$5.06	$117	4.6
Exercised	(54)	0.41
Cancelled/Forfeited	(148)	3.37
Expired	(123)	5.90
As of June 30, 2021	23,457	$4.82	$100	4.7	20,753	$5.05	$79	4.2

The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 was less than $0.1 million.

The following table summarizes the status of our restricted stock units (“RSUs”) and related transactions since December 31, 2020 (in thousands, except weighed average grant date fair value):

	RSUs awards outstanding			RSUs awards vested and not settled
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of December 31, 2020	7,061	$1.76	$8,544	—	$—	$—
Granted	327	1.58
Vested and settled	(981)	1.14
Cancelled/Forfeited	(29)	1.16
As of June 30, 2021	6,378	$1.84	$7,589	1,054	$1.20	$1,254

The aggregate intrinsic value of RSUs vested and settled during the six months ended June 30, 2021 was $1.1 million.

The following table summarizes the status of our performance stock units (“PSUs”) and related transactions since December 31, 2020 (in thousands, except weighed average grant date fair value):

	PSUs (1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of December 31, 2020	2,404	$1.08	$2,909
Granted	—	—
Forfeited	(27)	1.07
As of June 30, 2021	2,377	$1.08	$2,829

(1)

The number of PSUs represents the base number of PSUs that may vest.  The actual number of PSUs that will vest will be between zero and two times the base number of PSUs depending on the Company’s achievement of break-even quarterly EBITDA.

In June 2020, our stockholders approved the TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (“ESPP”), which reserved 5,400,000 shares of our common stock for purchase by eligible employees.  The ESPP permits eligible employees to purchase our common stock at a price per share which is equal to 85% of the lesser of (i) the fair market value of the shares on the offering date of the offering period or (ii) the fair market value of the shares on the purchase date. In May 2021, 150,078 shares were sold under the ESPP at an average sale price of $0.89 per share and we received proceeds of $0.1 million.

We recorded share-based compensation related to previously issued options, RSU and PSUs, as well as shares of common stock issued under the ESPP totaling $2.5 million and $5.5 million for the three and six months ended June 30, 2021, respectively, and $3.0 million and $5.4 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, we had $10.0 million of unrecognized share-based compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under the ESPP, which is included as additional paid-in capital in the accompanying consolidated balance sheets and may be adjusted for future changes in forfeitures. The unrecognized share-based compensation cost as of June 30, 2021 is expected to be recognized as share-based compensation over a weighted average period of 1.4 years as follows (in thousands):

Year Ending December 31,
2021 (6 months)	$4,259
2022	4,941
2023	787
2024	25
$10,012

In July 2021, we granted options to purchase an aggregate of 60,000 shares of our common stock, and we issued RSUs to receive 7,782,279 shares of our common stock and PSUs to receive 4,586,668 shares of our common stock. The number of PSUs represents the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number of PSUs depending on the Company’s achievement of certain performance metrics. The aggregate estimated grant date fair value of the options, RSUs and PSUs was $12.3 million.  The estimated grant date fair value of the PSUs at two times the base number of PSUs was an additional $2.8 million for an aggregate total of $15.1 million for all equity awards. The estimated grant date fair value for all equity award is expected to be recognized as share-based compensation over a weighted average period of 3.2 years.

11.	Revenue

The following table provides information about disaggregated revenue by product mix and service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ANNOVERA	$9,555	$1,835	$18,305	$4,108
IMVEXXY	9,838	5,086	16,850	11,478
BIJUVA	2,156	1,352	4,601	2,464
Prescription vitamin	1,452	2,428	2,877	4,902
Product revenue, net	23,001	10,701	42,633	22,952
License revenue	—	—	234	—
Total revenue, net	$23,001	$10,701	$42,867	$22,952

12.	Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three and six months ended June 30, 2021 and 2020, (ii) additional losses expected for the remainder of 2021 or losses recorded in 2020, or (iii) net operating losses carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and six months ended June 30, 2021 and 2020.  Accordingly, there were no provisions for income taxes for the three and six months ended June 30, 2021 and 2020. Additionally, as of June 30, 2021 and December 31, 2020, we maintain a full valuation allowance for all deferred tax assets.

13.	Loss per common share

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(42,652)	$(51,976)	$(82,035)	$(108,825)
Denominator:
Weighted average common shares for basic loss per common share	394,074	271,876	370,776	271,668
Effect of dilutive securities	—	—	—	—
Weighted average common shares for diluted loss per common share	394,074	271,876	370,776	271,668
Loss per common share, basic and diluted	$(0.11)	$(0.19)	$(0.22)	$(0.40)

Since we reported a net loss for the three and six months ended June 30, 2021 and 2020, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities.  Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common share are the same for the three and six months ended June 30, 2021 and 2020.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during the respective three and six months periods then ended (in thousands):

	As of June 30,
	2021	2020
Stock options	23,457	24,590
RSUs	6,378	6,030
PSUs	2,377	2,423
Warrants	5,127	1,783
	37,339	34,826

14.	Related parties

A member of our Board of Directors, J. Martin Carrol, is also a director of Catalent. From time to time, we have entered into agreements with Catalent and its affiliates in the normal course of business. Agreements with Catalent have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company. For manufacturing activities, Catalent billed us $0.7 million for the three months ended June 30, 2021 and 2020, and $1.5 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we have estimated amounts payable to Catalent totaling $0.3 million. In addition, we have minimum purchase requirements in place with Catalent as disclosed in Note 9, Commitments and contingencies.

A member of our Board of Directors, Karen L. Ling, was an executive vice president and chief human resources officer of American International Group, Inc. (“AIG”). From time to time, we have entered into agreements with AIG in the normal course of business. Agreements with AIG have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company. For various insurance premiums, AIG billed us less than $0.1 million for the three and six months ended June 30, 2021, and $0.1 million for the three and six months ended June 30, 2020.  As of June 30, 2021 and December 31, 2020, we have no amounts payable to AIG.

15.	Business concentrations

We sell our products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers.

Customers with product revenue equal to or greater than 10% of our total revenue for the periods indicated were as follows:

	Six Months Ended June 30,
	2021	2020
Customer A	14%	25%
Customer B	17%	15%
Customer C	19%	16%
Customer D	*	14%
* Less than 10% of total product revenue

Customers that accounted for 10% or greater of our accounts receivable as of the periods indicated were as follows:

	June 30, 2021	December 31, 2020
Customer A	16%	17%
Customer B	22%	19%
Customer C	26%	25%
Customer D	*	11%
Customer E	11%	*
* Balance was less than 10% of accounts receivable, gross

We rely on third parties for the manufacture and supply of our products, as well as third-party logistics providers.  In instances where these parties fail to perform their obligations, we may be unable to find alternatives suppliers or satisfactorily deliver our products to our customers on time, if at all.

Vendors with product purchases equal to or greater than 10% of our total purchases for the periods indicated were as follows:

	Six Months Ended June 30,
	2021	2020
Catalent	28%	39%
Vendor A	42%	18%
Vendor B	29%	36%
* Less than 10% of total product purchases

Vendors that accounted for 10% or greater of our accounts payable as of the periods indicated were as follows:

	June 30, 2021	December 31, 2020
Vendor E	18%	17%
Vendor F	28%	16%
Vendor G	*	10%
* Balance was less than 10% of total accounts payable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2020 Annual Report on Form 10-K (“2020 10-K Report”), and the consolidated financial statements and related notes in Item 1, Financial Statements, appearing elsewhere in this this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2020 10-K Report under the heading “Risk Factors,” as updated and supplemented by Part II, Item 1A of this 10-Q Report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.  Certain amounts in the following discussion may not add due to rounding, and all percentages have been calculated using unrounded amounts.

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

During the first six months of 2021, the recovery from the COVID-19 pandemic drove improved access to health care providers for our sales force and increased consumer demand for our products, which had a positive impact on our net product revenue relating to ANNOVERA, IMVEXXY, and BIJUVA.  We believe the growth in our net product revenue will continue to be affected by the pace of recovery from the COVID-19 pandemic.

Product portfolio

Our portfolio of products focused on women’s health allows us to efficiently leverage our sales and marketing plans to grow our pharmaceutical products. We are focused on activities necessary for the continued commercialization of IMVEXXY, commercially launched in the third quarter of 2018; BIJUVA, commercially launched in the second quarter of 2019; and ANNOVERA, which we started selling in the third quarter of 2019 and commercially launched in March 2020, which was subsequently paused as a result of the COVID-19 pandemic and relaunched in July 2020.  We continue to manufacture and distribute our prescription prenatal vitamin product lines, consisting of branded prenatal vitamins under vitaMedMD and authorized generic formulations of some of our prescription prenatal vitamin products under BocaGreenMD.

IMVEXXY (estradiol vaginal inserts), 4-μg and 10-μg

This pharmaceutical product is for the treatment of moderate-to-severe dyspareunia (vaginal pain associated with sexual activity), a symptom of vulvar and vaginal atrophy due to menopause. The 4-μg formulation of IMVEXXY represents the lowest FDA approved dose of vaginal estradiol available. IMVEXXY is a small, digitally inserted, softgel vaginal insert that dissolves when inserted into the vagina. It is administered mess-free, without the need for an applicator, and can be used any time of day. IMVEXXY provides a mechanism of action and dosing that are familiar and comfortable for patients, with no patient education required for dose application or applicators. IMVEXXY demonstrated efficacy as early as two weeks (secondary endpoint) and maintained efficacy through week 12 in clinical studies, with no increase in systemic hormone levels beyond the normal postmenopausal range (the clinical relevance of systemic absorption rates for vaginal estrogen therapies is not known).

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

We market and sell IMVEXXY in the U.S. and have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S.  We have entered into a license and supply agreement (the “Knight License Agreement”), with Knight Therapeutics, Inc. (“Knight”) pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel.  We have entered into a licensing and supply agreement (the “Theramex License Agreement”) with Theramex HQ UK Limited (“Theramex”) pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. As of June 30, 2021, no IMVEXXY sales have been made through these licensing agreements.

BIJUVA (estradiol and progesterone) capsules, 1 mg/100 mg

This pharmaceutical product is the first and only FDA approved bioidentical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate-to-severe vasomotor symptoms (commonly known as hot flashes or flushes) due to menopause in women with a uterus. The estrogen and progesterone in BIJUVA have the same chemical and molecular structure as the hormones that are naturally produced in a woman’s body.

BIJUVA offers the convenience of a single-capsule combination of two hormones (estradiol and progesterone), which may improve a user’s compliance. The estradiol and progesterone in BIJUVA are plant-based, not animal-sourced, and does not contain peanut oil unlike other FDA approved progesterone products. BIJUVA provides a sustained steady state of estradiol which reduced the frequency and severity of hot flashes in clinical studies with no demonstrated impact on a patient’s weight or blood pressure. Additionally, through clinical trials, BIJUVA has demonstrated endometrial safety and greater than 90% amenorrhea rates, while providing no clinically meaningful changes in mammograms.

In January 2020, we submitted a New Drug Application (“NDA”), efficacy supplement for the 0.5 mg/100 mg dose of BIJUVA to the FDA for review and potential approval. The NDA efficacy supplement used existing data from our Phase 3 REPLENISH trial for BIJUVA, for which we announced results in December 2016, together with additional information and analyses.  In November 2020, we withdrew the NDA efficacy supplement. We filed a Formal Dispute Resolution Request (“FDRR”) with the FDA that disputed the FDA’s requirement that the NDA efficacy supplement meet approval standards that have not been required of other approved drugs in BIJUVA’s therapeutic class. In March 2021, the FDA granted the FDRR in our favor. In May 2021 we resubmitted the NDA efficacy supplement for the 0.5 mg/100 mg dose of BIJUVA to the FDA for review and potential approval. The NDA efficacy supplement has been accepted for review by the FDA with a target action date for the completion of the FDA’s review under the Prescription Drug User Fee Act of March 21, 2022. Notwithstanding our FDRR, there can be no assurance that FDA will approve the 0.5 mg/100 mg dose of BIJUVA, or, if approved, the timing of such approval.

We market and sell BIJUVA in the U.S. and have entered into licensing agreements with third parties to market and sell BIJUVA outside of the U.S.  We have entered into the Knight License Agreement with Knight pursuant to which we granted Knight an exclusive license to commercialize BIJUVA in Canada and Israel.  We have entered into the Theramex License Agreement with Theramex pursuant to which we granted Theramex an exclusive license to commercialize BIJUVA for human use outside of the U.S., except for Canada and Israel. As of June 30, 2020, no BIJUVA sales have been made through these licensing agreements.

ANNOVERA (segesterone acetate (“SA”) and ethinyl estradiol (“EE”) vaginal system)

This pharmaceutical product is a one-year ring-shaped contraceptive vaginal system (“CVS”) and the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a total of 13 cycles (one year). ANNOVERA, which is made with a silicone elastomer, contains SA, a 19-nor progesterone derivative also known as Nestorone®, and EE. EE is an approved active ingredient in many marketed hormonal contraceptive products. SA is classified as a new chemical entity by the FDA and is a potent progestin that, based on pharmacological studies in animals and in vitro, does not bind to the androgen or estrogen receptors and has no glucocorticoid activity at contraceptive doses.

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

Prenatal vitamin products

We manufacture and distribute our prescription prenatal vitamin product lines under our vitaMedMD brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD Prena1 name. We will continue to support the vitaMedMD and BocaGreenMD products as they are important products to our core customers and help provide us with continued access to sell our women’s health portfolio. Our current prenatal vitamin product line features a unique, proprietary combination of FOLMAX™, FePlus™, and pur-DHA™ and includes the following products: vitaTrue™, vitaPearl™, vitaMedMD One Rx Prenatal Multivitamin, vitaMedMD RediChew® Rx Prenatal Multivitamin, BocaGreenMD Prena1 True, BocaGreenMD Prena1 Pearl, and BocaGreenMD Prena1 Chew.  All of our prenatal vitamins are gluten, sugar, and lactose-free. A prenatal vitamin option that is both vegan and kosher is also available for women with special dietary needs. We believe our product attributes result in greater consumer acceptance and satisfaction than competitive products while offering the highest quality and patented ingredients.

Results of operations

Three months ended June 30, 2021 compared with three months ended June 30, 2020

Revenue and gross profit. Our revenue for the second quarter of 2021 was $23.0 million, an increase of $12.3 million, or 114.9%, compared to the second quarter of 2020. Our gross profit for the second quarter of 2021 was $18.9 million, an increase of $12.6 million, or 199.5%, compared to the second quarter of 2020. The following table sets forth our revenue by product, costs of goods sold and gross profit during these periods (in thousands):

	Three Months Ended June 30,
	2021	2020
ANNOVERA	$9,555	$1,835
IMVEXXY	9,838	5,086
BIJUVA	2,156	1,352
Prescription vitamin	1,452	2,428
Revenue, net	23,001	10,701
Cost of goods sold	4,132	4,400
Gross profit	$18,869	$6,301

Our sales of ANNOVERA were $9.6 million for the second quarter of 2021, an increase of $7.7 million, or 420.7%, compared to the second quarter of 2020. This increase was primarily due to a 499.1% increase in sales volume, which was partially offset by a 13.1% decrease in the average sale price.

Our sales of IMVEXXY were $9.8 million for the second quarter of 2021, an increase of $4.8 million, or 93.4%, compared to the second quarter of 2020. This increase was primarily attributable to a 51.6% increase in the average sale price and a 27.6% increase in sales volume.

Our sales of BIJUVA were $2.2 million for the second quarter of 2021, an increase of $0.8 million, or 59.5%, compared to the second quarter of 2020. This increase was primarily attributable to a 42.6% increase in the average sale price and an 11.8% increase in sales volume.

Sales of our products utilize copay assistance programs that allow eligible enrolled patients to access the products at a reasonable cost regardless of insurance coverage. These programs may change from time to time, as shown above with a change in the IMVEXXY copay assistance program. We expect that our net product revenue will improve from changes in our copay card price in the long term and increases in commercial and Medicare payer coverage when we fully complete the process needed to adjudicate ANNOVERA, IMVEXXY, and BIJUVA prescriptions at pharmacies.

Our prescription vitamin sales were $1.5 million for the second quarter of 2021, a decrease of $1.0 million, or 40.2%, compared to the second quarter of 2020.  This decrease was primarily due to a 25.4% decrease in the average sale price and a 19.8% decrease in sales volume.

The increase in our gross profit was primarily a result of an increase of 114.9% in product revenue and an overall increase in our product gross margin. Our product gross margin was 82% for the second quarter of 2021 compared to 59% for the second quarter of 2020.  This increase was attributable to a second quarter of 2020 inventory obsolescence charge of $1.9 million primarily related to BIJUVA and an overall 5% improvement in the profit margins of our products.

Operating expenses. Total operating expenses for the second quarter of 2021 were $54.0 million, an increase of $2.7 million, or 5.3%, compared to the second quarter of 2020. Type of operating expenses reported in prior periods have been reclassified to conform to the current period’s presentation. The following table sets forth our operating expense categories (in thousands):

	Three Months Ended June 30,
	2021	2020
Selling and marketing	$32,164	$29,887
General and administrative	19,873	18,710
Research and development	2,011	2,742
Total operating expenses	$54,048	$51,339

Our selling and marketing costs were $32.2 million for the second quarter of 2021, an increase of $2.3 million, or 7.6%, compared to the second quarter of 2020.  This increase was primarily due to $7.2 million in higher advertising expenditures, $3.3 million in higher salaries and employee benefit costs to support the sales growth of our pharmaceutical products, reflecting the continued impact of our formerly outsourced sales personnel who were onboarded in the third quarter of 2020, and $1.0 million in higher costs related to physician education expenses and transportation expenses for traveling sales staff. These increases were partially offset by $5.8 million in lower outsourced sales personnel costs mainly attributable to the onboarding of such sales personnel in the third quarter of 2020, and $3.6 million in lower product sample costs mainly due to the second quarter of 2020 write down of product samples, primarily related to BIJUVA.

Our general and administrative costs were $19.9 million for the second quarter of 2021, an increase of $1.2 million, or 6.2%, compared to the second quarter of 2020. This increase was primarily attributable to $1.3 million in higher compensation and employee benefit costs mainly related to the accrual of bonuses expected to be paid in the first quarter of 2022 and $0.9 million in higher costs attributable to proxy related expenditures, bad debt expense and insurance.  These increases were partially offset by $1.0 million in lower expenditures attributable to information technology, dues and subscriptions and legal and professional fees.  In general, these lower expenditures reflect the impact of our cost saving measures in response to the COVID-19 pandemic. However, we believe our overall general and administration expenditures will increase in future periods in support of our efforts to expand the commercialization of our products.

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

Our R&D costs were $2.0 million for the second quarter of 2021, a decrease of $0.7 million, or 26.7%, compared to the second quarter of 2020.  This decrease was primarily attributable to $0.6 million in lower lab research costs and $0.1 million in lower compensation and employee benefit costs. We have reduced our R&D expenditures since 2019 as we refocus our resources towards the continued commercialization of our pharmaceutical products. Accordingly, we continue to deploy limited resources in the development of new products, to perform stability testing and validation on our pharmaceutical products, to develop and validate secondary manufacturers, to prepare regulatory submissions, and work with regulatory authorities on existing submissions.

Loss from operations. For the second quarter of 2021, we had a loss from operations of $35.2 million, compared to $45.0 million for the second quarter of 2020.  This $9.9 million improvement was attributable to higher gross profit of $12.6 million, partially offset by higher operating expenses of $2.7 million. We anticipate that we will continue to have operating losses for the near future until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA, although there is no assurance that our efforts will be successful.

Other expense, net.  For the second quarter of 2021, our non-operating expenses were $7.5 million, compared to $6.9 million for the second quarter of 2020.  This $0.5 million increase was attributable to $1.0 million in higher amortization expense of deferred financing costs and the recording of an accrual for interest prepayment fees of $0.9 million associated with our future debt service in the second quarter of 2021.  This was partially offset by $1.3 million in lower interest expense due to overall lower average debt balance during the second quarter of 2021 compared to the second quarter of 2020.

Net Loss. For the second quarter of 2021, we had a net loss of $42.7 million, or $0.11 per basic and diluted common share, compared to $52.0 million, or $0.19 per basic and diluted common share, for the second quarter of 2020.

Six months ended June 30, 2021 compared with six months ended June 30, 2020

Revenue and gross profit. Our revenue for the first six months of 2021 was $42.8 million, an increase of $19.9 million, or 86.8%, compared to the first six months of 2020. Our gross profit for the first six months of 2021 was $34.0 million, an increase of $18.2 million, or 115.0%, compared to the first six months of 2020.

The following table sets forth our revenue by product, costs of goods sold and gross profit during these periods (in thousands):

	Six Months Ended June 30,
	2021	2020
ANNOVERA	$18,305	$4,108
IMVEXXY	16,850	11,478
BIJUVA	4,601	2,464
Prescription vitamin	2,877	4,902
Product revenue, net	42,633	22,952
License revenue	234	—
Revenue, net	42,867	22,952
Cost of goods sold	8,819	7,115
Gross profit	$34,048	$15,837

Our sales of ANNOVERA were $18.3 million for the first six months of 2021, an increase of $14.2 million, or 345.6%, compared to the first six months of 2020. This increase was primarily due to a 438.4% increase in sales volume, which was partially offset by a 17.2% decrease in the average sale price.

Our sales of IMVEXXY were $16.9 million for the first six months of 2021, an increase of $5.4 million, or 46.8%, compared to the first six months of 2020. This increase was primarily attributable to a 44.9% increase in the average sale price and a 1.3% increase in sales volume.

Our sales of BIJUVA were $4.6 million for the first six months of 2021, an increase of $2.1 million, or 86.7%, compared to the first six months of 2020. This increase was primarily attributable to a 62.0% increase in the average sale price and a 15.3% increase in sales volume.

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

Our prescription vitamin sales were $2.9 million for the first six months of 2021, a decrease of $2.0 million, or 41.3%, compared to the first six months of 2020.  This decrease was primarily due to a 28.1% decrease in sales volume and a 18.4% decrease in the average sale price.

Our license revenue for the first six months of 2021 was $0.2 million and was related to the achievement of a milestone during 2021 under the Theramex License Agreement for BIJUVA.

The increase in our gross profit was primarily a result of an increase of 85.7% in product revenue and an overall increase in our product gross margin.  Our product gross margin was 79% for the first six months of 2021 compared to 69% for the first six months of 2020.  This increase was related to an inventory obsolescence charge of $2.0 million in the first six months of 2020 primarily related to BIJUVA and an overall improvement in the profit margins of our products of 3%.

Operating expenses. Total operating expenses for the first six months of 2021 were $98.5 million, a decrease of $13.3 million, or 11.9%, compared to the first six months of 2020. Type of operating expenses reported in prior periods have been reclassified to conform to the current period’s presentation. The following table sets forth our operating expense categories (in thousands):

	Six Months Ended June 30,
	2021	2020
Selling and marketing	$56,188	$68,683
General and administrative	38,256	37,103
Research and development	4,061	6,011
Total operating expenses	$98,505	$111,797

Our selling and marketing costs were $56.2 million for the first six months of 2021, a decrease of $12.5 million, or 18.2%, compared to the first six months of 2020.  This decrease was primarily due to $11.8 million in lower outsourced sales personnel costs mainly attributable to the onboarding of such sales personnel in the third quarter of 2020, $5.0 million in lower product sample costs mainly due to the second quarter of 2020 write down of product samples, primarily related to BIJUVA, and $3.3 million in lower marketing costs primarily related to a national selling and marketing event that occurred during the first six months of 2020 prior to the COVID-19 pandemic.  These decreases were partially offset by $4.2 million in higher salaries and employee benefit costs to support the sales growth of our pharmaceutical products, reflecting the continued impact of our formerly outsourced sales personnel who were onboarded in the third quarter of 2020, $2.8 million in higher advertising expenditures, and $0.7 million and in higher costs related to physician education expenses and transportation expenses for traveling sales staff. Overall, our lower selling and marketing costs for the first six months of 2021 reflect our cost cutting initiatives put in place at the beginning of the COVID-19 pandemic.

Our general and administrative costs were $38.3 million for the first six months of 2021, an increase of $1.2 million, or 3.1%, compared to the first six months of 2020. This increase was primarily attributable to $1.6 million in higher compensation and employee benefits costs mainly related to the accrual of bonuses expected to be paid in the first quarter of 2022 and $1.5 million in higher costs attributable to proxy related expenditures, bad debt expense, and insurance.  These increases were partially offset by $1.0 million in lower legal and professional fees and $0.8 million in lower expenditures attributable to information technology and dues and subscriptions.  In general, these lower expenditures reflect the impact of our cost saving measures in response to the COVID-19 pandemic. However, we believe our overall general and administration expenditures will increase in future periods in support of our efforts to expand the commercialization of our products.

Our R&D costs were $4.1 million for the first six months of 2021, a decrease of $2.0 million, or 32.4%, compared to the first six months of 2020.  This decrease was primarily attributable to $1.0 million in lower lab research costs, $0.5 million in lower compensation and employee benefit costs and $0.3 million in lower legal and professional fees. We have reduced our R&D expenditures since 2019 as we refocus our resources towards the continued commercialization of our pharmaceutical products. Accordingly, we continue to deploy limited resources in the development of new products, to perform stability testing and validation on our pharmaceutical products, to develop and validate secondary manufacturers, to prepare regulatory submissions, and work with regulatory authorities on existing submissions.

Loss from operations. For the first six months of 2021, we had a loss from operations of $64.5 million, compared to $96.0 million for the first six months of 2020.  This $31.5 million improvement was attributable to higher gross profit of $18.2 million, as well as lower operating expenses of $13.3 million. We anticipate that we will continue to have operating losses for the near future until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA, although there is no assurance that our efforts will be successful.

Other expense, net.  For the first six months of 2021, our non-operating expenses were $17.6 million, compared to $12.9 million for the first six months of 2020.  This $4.7 million increase was primarily attributable to a $3.4 million increase in interest prepayment fees, including the recording of an accrual for interest prepayment fees of $0.9 million associated with our future debt service in the second quarter of 2021, and $2.0 million in higher amortization expense of deferred financing costs. This was partially offset by $0.8 million in lower interest expense due to overall lower average debt balance during the first six months of 2021 compared to the first six months of 2020.

Net Loss. For the first six months of 2021, we had a net loss of $82.0 million, or $0.22 per basic and diluted common share, compared to $108.8 million, or $0.40 per basic and diluted common share, for the first six months of 2020.

Liquidity and capital resources

Our primary use of cash is to fund the continued commercialization of our hormone therapy and contraceptive products. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities. As of June 30, 2021, we had cash totaling $111.4 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of approximately $0.3 million per bank. We have never experienced any losses related to these funds.

In November 2020, we entered into an at-the-market offering program (the “2020 ATM Program”) relating to shares of our common stock. The 2020 ATM Program permitted us to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through or to the sales agent under the 2020 ATM Program. Sales of our common stock were permitted to be made from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including by means of ordinary broker’s transactions on the Nasdaq Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices, or as otherwise agreed to with the sales agent.  The sales agent was entitled to compensation at a fixed commission rate of 3.0% of the aggregate gross sales price per share sold.  As of February 8, 2021, sales of shares of our common stock under the 2020 ATM Program were completed when we sold an aggregate total of 28,600,689 shares of our common stock at an average sale price of $1.75 per share, and we received net proceeds of $47.3 million, after deducting the discounts and commissions to the sales agent and estimated offering expenses.

In February 2021, we closed on an underwritten public offering of our common stock, pursuant to which we issued 59,459,460 shares of our common stock at an offering price of $1.85 per share, and we received net proceeds of $96.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

In March 2021, we entered into an at-the-market offering program (the “2021 ATM Program”) relating to shares of our common stock. The 2021 ATM Program permits us to offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through or to the sales agent under the 2021 ATM Program. Sales of our common stock may be made from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary broker’s transactions on the Nasdaq Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices, or as otherwise agreed to with the sales agent.  The sales agent will be entitled to compensation at a fixed commission rate of 3.0% of the aggregate gross sales price per share sold.  The sales agent is not required to sell any specific number or dollar amounts of securities but will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms between us and the sales agent. Through June 30, 2021, we have sold a total of 4,935,500 shares of our common stock under the 2021 ATM Program at an average sale price of $1.58 per share and we received estimated net proceeds of $7.2 million, after deducting discounts and commissions to the sales agent and estimated offering expenses. Subsequently, through the date of this 10-Q Report, we have sold an additional 28,769,815 shares of our common stock under the 2021 ATM Program at an average sale price of $1.14 per share and we received estimated net proceeds of $31.8 million, after deducting discounts and commissions to the sales agent and estimated offering expenses. Future sales, if any, under the 2021 ATM Program will depend on a variety of factors, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding, and potential uses of funding available to us.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(64,912)	$(95,065)
Net cash used in investing activities	(527)	(842)
Net cash provided by financing activities	96,377	48,916

Operating Activities. The principal use of cash in operating activities was to fund our current expenditures in support of our continued commercialization activities for IMVEXXY, BIJUVA, and ANNOVERA, sales, marketing, scale-up and manufacturing activities, adjusted for non-cash items. For the first six months of 2021, net cash used in operating activities was $64.9 million, compared to net cash used in operating activities of $95.1 million for the first six months of 2020.  This decrease of $30.2 million, or 31.7%, was primarily due to a $26.8 million decrease in our net loss and a $6.4 million decrease in cash usage related to changes in operating assets and liabilities, partially offset by a $3.0 million in lower non-cash expenditure adjustment.

Investing Activities. For the first six months of 2021, net cash used in investing activities was $0.5 million, compared to net cash used in investing activities of $0.8 million for the first six months of 2020. This decrease of $0.3 million, or 37.4%, was primarily due to lower patent related costs.

Financing Activities.  Financing activities currently represent the principal source of our cash flow.  For the first six months of 2021, net cash provided by financing activities was $96.4 million, compared to net cash provided by financing activities of $48.9 million for the first six months of 2020. This increase of $47.5 million, or 97.0%, was primarily related to sales of our common stock, consisting of $151.1 million in net proceeds in 2021, partially offset by a $50.0 million in repayment of debt in 2021, a $3.8 million increase in the payment of debt financing fees in 2021, and $50.0 million in borrowing of debt in 2020.

For additional details, see the consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable. Our net days sales outstanding (“DSO”) is calculated by dividing average gross accounts receivable less the reserve for doubtful accounts, chargebacks, and payment discounts by the average daily net product revenue during the last four quarters for each respective quarterly period. Our net DSO was 114 days as of June 30, 2021, compared to 165 days as of December 31, 2020 and 143 days as of June 30, 2020.  Our gross DSO is calculated by dividing average gross accounts receivable by the average daily gross product revenue to distributors during the last four quarters for each respective quarterly period. Our gross DSO was 54 days as of

June 30, 2021, compared to 67 days as of December 31, 2020 and 49 days as of December 31, 2020. Our DSO have fluctuated and will continue to fluctuate in the future due to variety of factors, including longer payment terms associated with the continued commercialization of IMVEXXY, BIJUVA, and ANNOVERA and changes in the healthcare industry. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the COVID-19 pandemic, or other customer-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables in the future.

Debt.  We had $200.0 million and $250.0 million in term loans outstanding under our Financing Agreement as of June 30, 2021 and December 31, 2020, respectively.  For additional information, see Note 8, Debt in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

The Financing Agreement requires us to maintain a minimum unrestricted cash balance of $60.0 million.  As of the filing date of this 10-Q Report, our cash balance was above the required minimum balance.  Based on our current projections, along with financing that may be available to us under the 2021 ATM Program, we anticipate that we will remain in compliance with the minimum cash balance covenant for the next twelve months from the date of this 10-Q Report. In addition, we have reviewed numerous potential scenarios in connection with the impact of COVID-19 pandemic on our business, and we believe that our existing cash reserves, along with financing that may be available to us under the 2021 ATM Program, are sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months from the date of this 10-Q Report. However, if we are unsuccessful with the commercialization of IMVEXXY, BIJUVA, or ANNOVERA, if such commercialization is delayed, or if the continued impact of the COVID-19 pandemic on our business is worse than we anticipate, among other circumstances, we may consume funds significantly faster than we currently anticipate and our existing cash reserves, along with financing that may be available to us under the 2021 ATM Program, would be insufficient to maintain compliance with the Financing Agreement covenants or satisfy our liquidity requirements until we are able to successfully commercialize IMVEXXY, BIJUVA, and ANNOVERA.

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

We continue to be subject to risks and uncertainties in connection with the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict. We continue to provide an uninterrupted supply of our FDA approved products and the vitaPearl family of products. We believe we have sufficient inventory of finished products to meet anticipated demand in the near future. Additionally, we believe we have sufficient active pharmaceutical ingredients on hand for the continued manufacture of our products. The ultimate global recovery from the pandemic will be dependent on, among other things, actions taken by governments and businesses to contain and combat the virus, including any variant strains, the speed and effectiveness of vaccine production and global distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally.

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

We offer various rebate and discount programs in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. We estimate the allowance for consumer rebates and coupons that we have offered based on our experience and industry averages, which is reviewed, and adjusted, if necessary, on a quarterly basis. Estimates relating to these rebates and coupons are deducted from gross product revenue at the time the product revenue is recognized. We record distributor fees based on amounts stated in contracts. We estimate chargebacks based on number of units sold during the period taking into account prices stated in contracts and our historical experience. We provide invoice discounts to our customers for prompt payment. Estimates relating to invoice discounts and chargebacks are deducted from gross product revenue at the time the product revenue is recognized.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We had a cash balance of $111.4 million as of June 30, 2021. We hold certain portions of our cash balances in overnight money market placements all of which are fully available to us to support our cash flow requirements. The primary objective of our investment policy is to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. To minimize this risk, we intend to maintain an investment portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Our debt under the Financing Agreement accrues interest at either (i) 3-month LIBOR plus 7.75%, subject to a LIBOR floor of 2.70% or (ii) the prime rate plus 6.75%, subject to a prime rate floor of 5.20%. Based on our debt under the Financing Agreement balance of $200.0 million as of June 30, 2021, a 1.0% change in interest rates would result in an impact to loss before income taxes of $2.0 million per annum.

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

Changes in internal controls over financing reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2021.

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

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2020 10-K Report under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2020 10-K Report.

Even after the approval of IMVEXXY, BIJUVA, and ANNOVERA, and even if we obtain regulatory approval for other pharmaceutical product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

With respect to IMVEXXY, BIJUVA, and ANNOVERA, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval or impose ongoing requirements for potentially costly post-approval studies, including phase 4 clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for IMVEXXY, BIJUVA, and ANNOVERA contains restrictions on use and warnings. The Food and Drug Administration Amendments Act of 2007 (“FDAAA) gives the FDA enhanced post-market authority, including the Risk Evaluation and Mitigation Strategy (“REMS”) explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved REMS programs. IMVEXXY, BIJUVA, and ANNOVERA will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance and reporting, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable requirement.

As part of the FDA’s approval of IMVEXXY, we have committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen such as IMVEXXY. As part of the FDA’s approval of ANNOVERA, the FDA has required four non-closed post-marketing studies, including both post-marketing reviews and post-marketing commitments. Each study has a timeline for completion and submission of a final report to the FDA. If a post-approval study is not fulfilled according to FDA requirements, the FDA may impose certain further requirements and/or penalties against the holder of the new drug application (“NDA”). For ANNOVERA, certain of the studies are being performed by the Population Council. To the extent that the Population Council does not fulfil these studies to the FDA’s satisfaction, FDA may impose additional requirements and penalties against us, as we hold the NDA for ANNOVERA. In July 2021, we received a letter from the FDA indicating that the post-marketing commitment study being conducted by the Population Council for ANNOVERA to characterize the in vivo release rate of ANNOVERA was not fulfilled to FDA’s satisfaction. In addition, the final reports for the two post-marketing requirement studies being performed by the Population Council for ANNOVERA were not submitted by the initial listed submission deadline, which deadlines have since been extended by FDA. We are working with Population Council to complete the post-marketing commitment study to the FDA’s satisfaction and reduce the delay in submitting the post-marketing requirement final reports. To the extent that the Population Council does not fulfil these studies to the FDA’s satisfaction, the FDA may impose additional requirements and penalties against us, as we hold the NDA for ANNOVERA.

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

Manufacturers of pharmaceutical products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s current Good Manufacturing Practice regulations and other regulatory requirements, such as adverse event reporting. If we or a regulatory agency discovers problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS program. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws and are subject to review by FDA. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them and may be required to provide corrective information. Should we fail to comply with these requirements, we may be subject to significant liability including civil and administrative actions as well as criminal sanctions.

Commercial products must now meet the requirements of the Drug Supply Chain Security Act (“DSCSA”) which imposes obligations on manufacturers of prescription pharmaceutical products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and re-packagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act (“PDMA”) and its implementing regulations. Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with FDA indicating enforcement discretion on certain aspects due to the COVID-19 pandemic. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party suppliers fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

•	conduct an investigation into our practices and any alleged violation of law
•	issue warning letters or untitled letters asserting that we are in violation of the law;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	require that we suspend or terminate any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements;
•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or
•

exclude us from providing our products to those participating in government healthcare programs, such as Medicare and Medicaid, and refuse to allow us to enter into supply contracts, including government contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2021, a warrant holder exercised the holder’s right to purchase 600,000 shares of our common stock for $0.2 million.  Proceeds from the cash exercise were used in working capital. The shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment, dated April 8, 2021, to the Amended and Restated Employment Agreement, dated as of November 24, 2020, by and between TherapeuticsMD, Inc. and John C.K. Milligan, IV(1)

10.7	First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan(2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2021 and incorporated herein by reference (File No. 001-00100).
(2)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2021 and incorporated herein by reference (File No. 001-00100).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2021	TherapeuticsMD, Inc.

/s/ Robert G. Finizio
Robert G. Finizio
Chief Executive Officer (Principal Executive Officer)

/s/ James C. D’Arecca
James C. D’Arecca
Chief Financial Officer (Principal Financial Officer)