Form 10-K/A
period 2021-12-31
TherapeuticsMD, Inc.
filed 2022-04-29
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 25, 2022, there were outstanding 433,427,878 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

On March 23, 2022, TherapeuticsMD, Inc., a Nevada corporation (the “Company”), filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) in order to include the information required by Items 10 through 14 of Form 10-K. This information was previously omitted from the Original Form 10-K consistent with General Instruction G(3) to Form 10-K. The Company is filing the 10-K/A to provide the information required in Part III of Form 10-K for purposes of incorporating that information by reference into other filings with the Securities and Exchange Commission (the “SEC”). This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K consistent with General Instruction G(3) to Form 10-K. Throughout this Form 10-K/A, the terms “we,” “us,” “our,” “TherapeuticsMD,” or “our Company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries, vitaMedMD, LLC, a Delaware limited liability company, or VitaMed; BocaGreenMD, Inc., a Nevada corporation, or BocaGreen; and through its divestiture on April 14, 2022, VitaCare Prescription Services, Inc., a Florida corporation, or VitaCare.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. We are not including the certifications under Section 906 of Sarbanes-Oxley as no financial statements are being filed with this Form 10-K/A.

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

PART III

Item 10.	Directors, executive officers, and corporate governance

Directors

The following table sets forth certain information regarding the current directors of our Company.

Name	Age	Position
Tommy G. Thompson	80	Chairman of the Board (1)(2)
Hugh O’Dowd	57	Chief Executive Officer and Director
Paul M. Bisaro	61	Director (1)(2)(4)
Cooper C. Collins	43	Director (2)(3)(4)
Karen L. Ling	58	Director (3)
Jules A. Musing	74	Director (3)
Gail K. Naughton, Ph.D.	66	Director (1)(2)
Angus C. Russell	66	Director (4)

(1)	Member of Nominating and Corporate Governance Committee.
(2)	Member of New Business, Science and Technology Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Audit Committee.

Tommy G. Thompson has served as the Chairman of the Board of Directors of our Company since May 2012. Secretary Thompson currently serves as the Chief Executive officer of Thompson Holdings. Secretary Thompson also served as interim President of the University of Wisconsin System from June 2020 to March 2022. As the Governor of Wisconsin from January 1987 to February 2001, Secretary Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform, and for his work toward expanding health care access across all segments of society. As the former Secretary of the U.S. Department of Health & Human Services, or HHS, from February 2001 to January 2005, Secretary Thompson served as the nation’s leading advocate for the health and welfare of all Americans. Secretary Thompson was a partner in the law firm of Akin Gump Strauss Hauer & Feld LLP, or Akin Gump, from March 2005 to January 2012. Secretary Thompson served as an Independent Chairman of the Deloitte Center for Health Solutions, a health care consulting company, from March 2005 to May 2009. At the Deloitte Center for Health Solutions and at Akin Gump, Secretary Thompson built on his efforts at HHS to work toward developing solutions to the health care challenges facing American families, businesses, communities, states, and the nation as a whole. Secretary Thompson has also served as the President of Logistics Health, Inc., a provider of medical readiness and homeland security solutions, from February 2005 to January 2011. Secretary Thompson also serves as a member of the board of directors for the following public companies: United Therapeutics Corporation [NASDAQ: UTHR] and Physicians Realty Trust [NYSE: DOC]. Secretary Thompson also served as a member of the boards of directors of CareView Communications, Inc. [OTCQB: CRVW] from July 2005 to January 2014, Cancer Genetics, Inc. [NASDAQ: CGIX] from 2008 to January 2014, Pure Bioscience, Inc. [NASDAQ: PURE] from February 2006 to August 2009, SpectraScience, Inc. [OTCBB: SCIE] from September 2007 to December 2009, AGA Medical Holdings, Inc. [NASDAQ: AGAM] from August 2005 to November 2010, and CNS Response, Inc. [OTCBB: CNSO.OB] from August 2009 to March 2010. We believe Secretary Thompson’s experience in public service and on the boards of directors of numerous public companies, particularly his services and knowledge related to the healthcare industry as a whole, makes him well suited to serve on our Board of Directors. Secretary Thompson received both his B.S. and J.D. from the University of Wisconsin-Madison.

Hugh O’Dowd has served as Chief Executive Officer and a director of our Company since December 2021 and as President since August of 2021. Prior to joining our Company, Mr. O’Dowd, served as President, Chief Executive Officer, and a member of the Board of Directors of Neon Therapeutics, Inc., a clinical-state immuno-oncology company that developed neoantigen-based therapeutics, from September 2016 until its acquisition by BioNTech SE in May 2020. Prior to Neon Therapeutics, Mr. O’Dowd spent more than 20 years in a variety of senior leadership roles at Novartis Pharmaceuticals Corporation, where he served as Country President and General Manager of the United Kingdom and Ireland from 2015 to 2016, Senior Vice President and Chief Commercial Officer of Novartis Oncology from 2011 to 2015, and Vice President, Latin America Region Head for the Oncology business unit from 2009 to 2011. Mr. O’Dowd currently serves as Director and Non-executive Chairman of ONK Therapeutics Ltd, an innovative natural killer cell therapy company and previously served as a director of Puma Biotechnology, Inc. [NASDAQ: PBYI] from October 2019 through June of 2021. We believe Mr. O’Dowd’s experience as our President and Chief Executive Officer and his significant operating and strategic history with both large and small pharmaceutical companies, including over 20 years at Novartis, makes him well suited to serve on our Board of Directors. Mr. O’Dowd received an MBA from the Kellstadt Graduate School of Business at DePaul University in Chicago and a B.A. from Loyola University Chicago.

Paul M. Bisaro has served as a director of our Company since March 2020. Mr. Bisaro is an accomplished global business leader with more than 25 years of generic and branded pharmaceutical experience. From May 2018 until August 2019, Mr. Bisaro served as the Executive Chairman of Amneal Pharmaceuticals, Inc. [NYSE: AMRX]. Prior to that appointment, from May 2017 to May 2018, Mr. Bisaro was President and Chief Executive Officer, and member of the Board of Directors, of the Impax Laboratories, Inc. [NASDAQ: IPXL], until its acquisition by Amneal Pharmaceuticals. Prior to joining Impax Laboratories, Mr. Bisaro served as Executive Chairman of Allergan, plc [NYSE: AGN] from July 2014 to November 2016, and as President and Chief Executive Officer of Actavis, plc (and its predecessor firm Watson Pharmaceuticals Inc.) from September 2007 to July 2014. Mr. Bisaro served on the Board of Directors of Allergan (and its predecessor firms) from September 2007 until August 2018. Previously, he served as President, Chief Operating Officer, and a member of the Board of Directors of Barr Pharmaceuticals, Inc., from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel of Barr, and from 1997 to 1999, served in various additional executive leadership capacities. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds, from 1989 to 1992. Mr. Bisaro also served as a Senior Consultant with Arthur Andersen & Co. Throughout his career, Mr. Bisaro has also been named to various boards of public companies, trade associations, and educational institutions. Since 2015 he has served as a member of the Board of Directors of Zoetis, Inc. [NYSE: ZTS], a producer of medicine and vaccinations for pets and livestock. From December 2013 to May 2017, he served on the Board of Directors of Zimmer Biomet Holdings, Inc. [NYSE: ZBH], a musculoskeletal healthcare company. Mr. Bisaro has also been a member of the Board of Visitors of the Catholic University of America’s Columbus School of Law since 2014. We believe Mr. Bisaro’s business, management and leadership experience, his understanding of the pharmaceutical industry, and his public company board experience make him a valuable member of our Board of Directors. Mr. Bisaro holds an undergraduate degree in General Studies from the University of Michigan and a Juris Doctor from The Catholic University of America in Washington, D.C.

Cooper C. Collins has served as a director of our Company since February 2012. Mr. Collins has served as Chief Executive Officer of Fortis BioPharma since June 2015. Mr. Collins has served as Chief Strategy Officer of Pernix Therapeutics Holdings, Inc. [NASDAQ: PTX], or Pernix, from May 2013 until April 2014, as its President and Chief Executive Officer from March 2010 until May 2013, and as a director from March 2010 until February 2014. Mr. Collins joined Pernix Therapeutics, Inc., a predecessor of Pernix, in 2002, where he was appointed as a director in January 2007, its President in December 2007, and its Chief Executive Officer in June 2008, serving in those three capacities until March 2010. From December 2005 to December 2007, Mr. Collins served as Vice President of Business and Product Development of Pernix Therapeutics, Inc. and as its Territory Manager from December 2003 to December 2005. We believe Mr. Collins’ specialty pharmaceutical company knowledge and executive experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Collins was employed for three years by the National Football League franchise, the New Orleans Saints, in its media relations department. Mr. Collins received a B.A. from Nicholls State University, where he later received an M.B.A.

Karen L. Ling has served as a director of our Company since April 2020. Ms. Ling served as Executive Vice President and Chief Human Resources Officer at American International Group, Inc. [NYSE: AIG] from July 2019 until her retirement in May 2021. From March 2015 until July 2019, Ms. Ling served as Executive Vice President and Chief Human Resources Officer at Allergan plc [NYSE: AGN], a global pharmaceutical company. From July 2014 until March 2015, Ms. Ling served as Senior Vice President, Human Resources and Chief Human Resources Officer at Actavis plc, a global pharmaceutical company, prior to its acquisition of Allergan and name change to Allergan. From January 2014 until July 2014, Ms. Ling was Senior Vice President and Chief Human Resources Officer at Forest Laboratories, a company which was focused on licensing European pharmaceuticals for sale in the United States, prior to its acquisition by Actavis. Prior to this, from 2011 until January 2014, Ms. Ling was Senior Vice President, Human Resources of the Global Human Health and Consumer Care businesses worldwide for Merck & Co., Inc. [NYSE: MRK]. She also served as Vice President, Global Compensation and Benefits, at Merck from November 2009 until 2011. From May 2008 until November 2009, Ms. Ling served as Group Vice President, Global Compensation & Benefits at Schering-Plough prior to its acquisition by Merck. Prior to joining Schering-Plough, Ms. Ling held various positions at Wyeth, LLC. Prior to joining Wyeth, Ms. Ling practiced corporate law with Goldstein and Manello, P.C. in Boston. Since November 2021, Ms. Ling has been a member of the board of directors and a member of the Compensation and Management Development Committee of iRhythm Technologies, Inc., a digital healthcare company focused on abnormal heart rhythm detection. In March 2022, Ms. Ling joined the advisory committee of Galderma, a dermatology company. Ms. Ling also is a member of the board of directors of the JED Foundation and ExpandED Schools, both of which are non-profit organizations. We believe Ms. Ling’s specialty pharmaceutical company knowledge and executive experience provide the requisite qualifications, skills, perspectives, and experience that make her well qualified to serve on our Board of Directors. Ms. Ling holds a J.D. from Boston University School of Law and a B.A. from Yale University.

Jules A. Musing has served as a director of our Company since May 2013. In the course of Mr. Musing’s 44-year career in the pharmaceutical and biotechnology industry, specifically at Johnson & Johnson and its affiliates, he has been responsible for the worldwide licensing and acquisition of pharmaceutical and biotechnology products and technologies and the establishment of strategic alliances. This included the establishment of new scientific, technology and product collaborations in various therapeutic areas, the negotiation of licensing and alliance agreements with biotechnology and pharmaceutical companies worldwide, and the partnering, spin-out and out-licensing of company pharmaceutical and biotechnology assets. Prior to moving into those roles, Mr. Musing was Vice President Marketing International for the Janssen Pharmaceutical Group of Companies Worldwide from March 1982 to December 1984; a member of the Board of Directors of Johnson & Johnson Pharmaceutical Companies in the UK, Italy and Germany from March 1982 to December 1984; President of Pitman-Moore, Inc., a U.S.-based Johnson & Johnson company from January 1985 to June 1987; Managing Director of Janssen Pharmaceutical in Portugal from July 1987 to March 1990; Chief Executive Officer & President of Ares-Serono, Inc. in the United States and Executive Vice President with responsibilities for North and South America from April 1990 to January 1993; Member of the board of directors of Ortho Biotech, Inc. from January 1993 to October 1999; and Managing Director of Ortho Biotech in France (a Johnson & Johnson affiliate) from October 1999 to January 2003. From January 2003 until his retirement in September 2010, Mr. Musing served as Vice President, Licensing and Acquisitions for the Pharmaceutical Group at Johnson & Johnson, where he was responsible for the worldwide licensing and acquisition of pharmaceutical and biotechnology products in all therapeutic areas. Mr. Musing has served as a director of iBio, Inc. from 2012 to 2014, as a director of Delphi Digital, Inc. since March 2012, as a director and as Chairman of the Board of Zyversa Therapeutics, a biotechnology company, since October 2016 and August 2018, respectively, and as Chairman of the Scientific Board of Advisors for Noble Capital Financial Markets since February 2012. We believe Mr. Musing’s extensive experience in the pharmaceutical and biotechnology industry, including the establishment of numerous strategic and global partnerships and various new product collaborations provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Musing received his Master’s degree in Biological Sciences from the University of Brussels (Belgium) and his Graduate degree in Economics and Financial Sciences from the University of Antwerp (Belgium).

Gail K. Naughton, Ph.D. has served as a director of our Company since March 2020. Dr. Naughton served as the Chief Scientific Officer and Chief Business Development Officer of Histogen, a company Dr. Naughton founded which is focused on the development of novel solutions based on the products of cells grown under simulated embryonic conditions, from April 2017 until  May 2021. Dr. Naughton served as the Chairman and Chief Executive Officer of Histogen from June 2007 until April 2017. Prior to Histogen, Dr. Naughton was the Vice Chairman of Advanced Tissue Sciences, Inc., a human-based tissue engineering company, from March 2002 to October 2002, President from August 2000 to March 2002, President and Chief Operating Officer from 1995 to 2000 and Executive Vice President, Chief Operating Officer from 1991 to 1995. Dr. Naughton also served as Dean of the College of Business Administration at San Diego State University from August 2002 to June 2011. She has spent over 30 years extensively researching the tissue engineering process, holds over 105 U.S. and foreign patents, and has founded two regenerative medicine companies. Dr. Naughton has brought several tissue engineered products to market including a product for severe burns (TransCyte), a dermal replacement for diabetic ulcers (Dermagraft), an aesthetic dermal filler (Cosmederm/Cosmeplast), and SkinMedica’s TNS product for skin care. Dr. Naughton has been extensively published and a frequent speaker in the field of tissue engineering. In 2000, Dr. Naughton received the 27th Annual National Inventor of the Year award by the Intellectual Property Owners Association in honor of her pioneering work in the field of tissue engineering. Dr. Naughton has been a member of several public company boards of directors since 1988, including Cytori Therapeutics, Inc. [NASDAQ: CYTX] from July 2014 until January 2018 and C.R. Bard, Inc. [NYSE: BCR] from 2004 until December 2017. We believe Dr. Naughton’s extensive executive experience, her in-depth knowledge of the healthcare industry and regenerative medicine technology, her experience developing FDA-approved products, and her service on other public company boards and committees, provide the requisite qualifications, skills, perspectives, and experience that make her well qualified to serve on our Board of Directors. Dr. Naughton received her B.S. in Biology from St. Francis College, her M.S. in Histology and her Ph.D. in Hematology from the New York University Medical Center and her E.M.B.A. from UCLA.

Angus C. Russell has served as a director of our Company since March 2015. Mr. Russell previously served as Chief Executive Officer of Shire PLC, a biopharmaceutical company, from June 2008 until April 2013. Mr. Russell served as the Chief Financial Officer of Shire from 1999 to 2008 and also served as Executive Vice President of global finance. Prior to joining Shire, Russell served at ICI, Zeneca and AstraZeneca PLC for 19 years, most recently in the role of Vice President, Corporate Finance at AstraZeneca. Mr. Russell is a chartered accountant, having qualified with what is now PriceWaterhouseCoopers LLP. Mr. Russell also serves as a director Lineage Cell Therapeutics, Inc. [NYSE: LCTX] and as the Chairman of the Board of Revance Therapeutics Inc. [NASDAQ: RVNC] and Mallinckrodt PLC. Mr. Russell previously served as a director of Shire PLC [NASDAQ: SHPG], Questcor Pharmaceuticals Inc. [NASDAQ: QCOR] and InterMune Inc. [NASDAQ: ITMN]. We believe Mr. Russell’s extensive experience as a pharmaceutical industry executive and his experience as a director of other publicly traded pharmaceutical companies provides the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Russell holds an honorary Doctor of Business Administration from Coventry University, U.K.

Executive officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Hugh O’Dowd	57	Chief Executive Officer and Director
Michael C. Donegan	54	Interim Chief Financial Officer, Chief Accounting Officer and Vice President Finance
Marlan D. Walker	47	General Counsel and Secretary
Mark A. Glickman	56	Chief Business Officer

Listed below are biographical descriptions of our executive officers. For Mr. O’Dowd’s information, see the description under “Directors” above.

Michael C. Donegan has served as Interim Chief Financial Officer of our Company since April 2022, Chief Accounting Officer of our Company since November 2020 and Vice President Finance of our Company since April 2013. Mr. Donegan has a 30-year background in accounting and finance. From August 2012 to April 2013, Mr. Donegan served as an independent consultant exclusively for our Company, where he conceptualized, designed and executed our Sarbanes-Oxley 404 compliance program. From August 2007 to August 2012, Mr. Donegan served as an independent consultant designing and implementing Sarbanes-Oxley 404 compliance programs for various non-accelerated filers and executed on pre-designed Sarbanes-Oxley 404 compliance programs for certain large accelerated filers. From January 2005 to August 2007, Mr. Donegan served as an independent consultant exclusively for Tyco International, where he enhanced and executed the Sarbanes-Oxley 404 compliance model with their corporate headquarters group. From November 2001 to December 2004, Mr. Donegan was Manager of Financial Systems at Tyco International at its global headquarters. From 1994 to 2001, Mr. Donegan held various positions in the global consolidation/SEC reporting group at Sensormatic Electronics Corporation culminating with the acquisition of Sensormatic Electronics Corporation by Tyco International in the fall of 2001 when he was the Manager of Financial Systems. Mr. Donegan began his career at Ernst & Young, LLP where he worked in both the audit and tax departments. Mr. Donegan earned his B.S. in Accounting and his Master of Accounting from the University of Florida.

Marlan D. Walker has served as General Counsel of our Company since March 2016. Mr. Walker previously also served as Chief Development Officer from April 2018 to December 2019 and as our Corporate and Intellectual Property Counsel from June 2013 until he became our General Counsel. Mr. Walker’s experience is focused in management of legal issues and risk in the life science industries across a variety of disciplines. Prior to joining the Company, Mr. Walker’s legal practice included long-term portfolio strategy and management, patent preparation and prosecution, contract negotiation and drafting, life-cycle management, and Hatch-Waxman. After law school, he took a position at Greenberg Traurig, LLP in August 2005. In March of 2009, he moved to Luce Forward Hamilton & Scripps. Mr. Walker accepted an in-house position as Intellectual Property Counsel for Medicis Pharmaceutical Corp. in June 2011, which was acquired by Valeant Pharmaceutical International, Inc. in December 2012. In February 2013, Mr. Walker accepted a position at Kilpatrick Townsend & Stockton, but chose to move in-house again in June 2013, when he accepted a position at our Company. Mr. Walker graduated from Arizona State University Sandra Day O’Conner College of Law with his J.D. in 2004, and an LL.M. in Intellectual Property Law at The George Washington University Law School in 2005. Mr. Walker holds a Master’s degree in Molecular Biology and a B.S. degree, both earned from Brigham Young University.

Mark Glickman has served as the Chief Business Officer, Commercial of our Company since 2021. Previously, Mr. Glickman served as the Chief Commercial Officer for Esperion Therapeutics [NASDAQ ESPR] from 2018 until December 2020, where he developed and led the commercial division in the launch of the company’s first cardiovascular prescription therapy. From June 2015 to March 2018, Mr. Glickman served as the Chief Commercial Officer for Aralez Pharmaceuticals where he built out and lead the first commercial effort for a previously clinical organization. Prior to that, Mr. Glickman was Executive Vice President of Sales and Marketing for Auxilium (Endo) where he led all commercial efforts for a portfolio of thirteen pharmaceutical products. Mr. Glickman's previous positions include Senior Vice President of Sales and Marketing and Vice President of Medical Devices for Otuska America Pharmaceuticals Inc.; and marketing head, Regional Sales Director and Vice President of Sales and Operations at Kos Pharmaceuticals (Abbot Labs) where he expanded his skills in the commercial products area. Mr. Glickman has over 30 years of experience in the pharmaceutical and medical device industry where he began his life sciences career as a diagnostic sales representative and progressed in roles of increasing responsibility to senior executive positions. Mr. Glickman received a Bachelor of Arts degree in Political Science from S.U.N.Y Oswego, and a Master of Business Administration in Finance and International Management from the N.Y.U. Stern School of Business.

Non-executive officers

The following table sets forth certain information regarding our current significant employees who are not executive officers:

Name	Age	Position
Brian Bernick, M.D.	53	Co-Founder and Chief Scientific & Medical Officer
Ben Foulk	52	Vice President Human Resources
Kevin McCabe	52	Chief Exclusively Officer and Associate General Counsel
Christine Miller	64	Chief Regulatory Affairs & Quality Assurance Officer
Daniella Silva	36	Chief Compliance Officer
Bharat Warrier	44	Chief Manufacturing Officer

Dr. Brian Bernick has served as co-founder and Chief Scientific & Medical Officer of our Company since October 2011 and co-founder and director of vitaMedMD, from April 2008 to October 2011. Dr. Bernick served as a director of our Company from October 2011 until March 2020. Dr. Bernick currently serves as the Chief Scientific and Medical Officer. Dr. Bernick previously served as our Chief Clinical Officer from November 2013 to May 2018 and as our Chief Medical Officer from February 2012 until November 2013. Dr. Bernick is a board-certified obstetrician/gynecologist with over 25 years of clinical medical experience. Dr. Bernick serves on the Board of Visitors at Northwestern University Weinberg College of Arts and Sciences and the Executive Advisory Board of the Chemistry of Life Processes Institute at Northwestern University. Dr. Bernick was the Department Chair of Obstetrics and Gynecology at Boca Raton Regional Hospital and served on that hospital’s Medical Executive Board and was an affiliate associate professor of obstetrics and gynecology at Florida Atlantic University College of Medicine. Dr. Bernick has served on the American College of Obstetricians and Gynecologists’ (ACOG) national committee on Professional Liability as well as the Board of Directors of the Palm Beach Medical Society and VitalMD Group Holding, LLC, one of the largest physician-owned and physician-managed medical groups in Florida. Dr. Bernick is the recipient of several national and regional awards, including recognition by his peers as one of the top doctors in his specialty by Castle Connolly as well as the recipient of the American Medical Association Foundation’s Leadership Award. Dr. Bernick has over 100 peer-reviewed publications and presentations of original research at medical conferences. Dr. Bernick is responsible for numerous U.S. and foreign patents focusing on drug therapies and analysis. Dr. Bernick holds a B.A. in Economics from Northwestern University, received his Doctorate in Medicine from the Chicago Medical School, and completed his residency at the University of Pennsylvania Health System Pennsylvania Hospital.

Ben Foulk has served as the Vice President of Human Resources of our Company since June 2020. Prior to joining our Company, Mr. Foulk served from 2016 to 2020 as the Vice President of Human Resources for Biotest Pharmaceuticals, a subsidiary of Grifols, a Spanish pharmaceutical company which develops, manufactures, and markets plasma proteins and biological medicines. Before relocating to South Florida, Mr. Foulk spent ten years, from 2005 to 2015, with Boehringer Ingelheim, one of the world's largest pharmaceutical companies, and the largest privately held pharmaceutical company. Mr. Foulk served the first four years supporting the U.S. pharmaceutical and consumer healthcare business in Ridgefield, CT, and subsequently relocated to Ingelheim, Germany where he supported the global pharmaceutical and animal healthcare divisions. Mr. Foulk began his career with General Electric where he served in a variety of roles in human resources, financial services and manufacturing throughout the U.S., Italy and Japan on expatriate assignments. Mr. Foulk received a Bachelor’s degree in Psychology and Master of Organizational Behavior from Brigham Young University.

Kevin McCabe has served as Chief Exclusivity Officer of our Company since January 2019 and Associate General Counsel of our Company since May 2018. Prior to joining our Company, Mr. McCabe held various roles of expanding responsibility with a series of life sciences companies, including Senior IP Counsel at Actavis Pharmaceuticals; Senior IP Counsel at Allergan; and Senior Director, Associate General Counsel, US Generics IP at Teva Pharmaceuticals Industries, Ltd. While at Teva, Mr. McCabe managed global legal teams in the US, Canada, and Israel. Prior to his in-house roles, Mr. McCabe was a partner at Sterne, Kessler, Goldstein & Fox PLLC and an associate at Finnegan, Henderson, Farabow, Garrett & Dunner, LLP, both in Washington, DC. While in DC, Mr. McCabe served as the President of the Giles Sutherland Rich American Inn of Court. Mr. McCabe received his J.D. from the George Washington University School of Law in 1998. Mr. McCabe holds a Master’s degree in Molecular Biology from the University of Maryland, Baltimore Country and a B.S. degree in Biology from the University of Richmond.

Dr. Christine Miller has served as the Chief Regulatory and Quality Officer of our Company since 2021, and previously from 2016 to 2019. Since 2014, Dr. Miller has served in a variety of positions for our Company, including Vice President of Regulatory Affairs; Vice President of Regulatory Affairs, Quality Assurance, and Technical Operations, Chief Compliance Officer; and Sr. Business Development Analyst. Dr. Miller has 40 years of experience in pharmaceutical regulatory affairs and drug development. Her previous experience includes positions as Sr. Vice President, Drug Development for Sirion Therapeutics; Vice President, Regulatory Affairs and

Quality Assurance for Santarus; Global VP, Drug Regulatory Affairs at Bausch & Lomb; and NDA Regulatory Practice Lead at Lachman Consultants. Dr. Miller received her Doctor of Pharmacy degree from the University of Nebraska.

Daniella Silva has served as Chief Compliance Officer of our Company since August 2021. Ms. Silva previously served as Associate General Counsel of our Company from April 2018 to August 2021 and our Corporate Counsel from October 2016 to April 2018. Ms. Silva’s experience is focused on regulatory and transactional legal advice, including compliance with regulations pertaining to fraud and abuse and privacy. Prior to joining our Company, Ms. Silva worked at White & Case within the firm’s capital markets group. Ms. Silva earned her B.A. in International Relations and Economics from Tufts University and J.D. from Emory University, School of Law.

Bharat Warrier has served as our Chief Manufacturing Officer of our Company since December 2018. Mr. Warrier previously served as Vice President of Manufacturing and Product Development of our Company from January 2017 to December 2018, Senior Director of Manufacturing and Product Development of our Company from January 2016 to January 2017 and Director of Technical Operations of our Company from December 2014 to January 2016. Mr. Warrier has been the functional lead on several FDA submissions while also spearheading the scale-up and commercial manufacturing of products--both in-house and at contract manufacturing facilities. Prior to joining the Company, Mr. Warrier held positions at Valeant Pharmaceuticals, Medicis Pharmaceuticals, Novartis Consumer Health, and Morton Grove Pharmaceuticals. Mr. Warrier has more than 18 years of pharmaceutical experience in the areas of manufacturing, technical services, formulation, and process development. Mr. Warrier earned a Bachelor of Pharmacy degree from Sri Ramachandra University, India, an M.S. degree in Pharmaceutical Sciences from the University of Missouri - Kansas City, and a Master’s Certificate in Regulatory Affairs and Quality Assurance from Purdue University.

Corporate governance

Director independence. Our Board of Directors has affirmatively determined, after considering all the relevant facts and circumstances, that each of Dr. Naughton, Ms. Ling and Messrs. Thompson, Bisaro, Collins, Musing and Russell, is an independent director, and that Mr. J. Martin Carroll was an independent director prior to his resignation in December 2021, as “independence” is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable Nasdaq rules. Mr. O’Dowd, our Chief Executive Officer, is not considered an independent director because of his executive position with our Company. Mr. Finizio was not considered an independent director prior to his resignation in February 2022 because of his prior executive position. There are no family relationships among any of our directors or officers.

Committee charters, corporate governance and code of ethics. Our Board of Directors has adopted charters for the Audit, Compensation, and Nominating and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct and Ethics, and a Code of Ethics for the Chief Executive Officer and senior financial officers of our Company, including our Chief Financial Officer and principal accounting officer. We post on our website, at www.therapeuticsmd.com, the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Conduct and Ethics, and Code of Ethics for the Chief Executive Officer and senior financial officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or Nasdaq. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this Form 10-K/A.

Executive sessions. We regularly schedule executive sessions in both board and committee meetings in which non-employee directors will meet without the presence or participation of management, with at least one of such board sessions including only independent directors. Mr. Thompson, as the Chairman of our Board of Directors, chairs the board executive sessions, and the respective committee chairs lead executive session as necessary in the various board committees.

Board committees. Our Board of Directors has an Audit Committee, a Compensation Committee, a New Business, Science and Technology Committee, and a Nominating and Corporate Governance Committee, each consisting entirely of independent directors.

Audit Committee. The purpose of the Audit Committee is to oversee our financial and reporting processes and the audits of our financial statements and to provide assistance to our Board of Directors with respect to its oversight of the integrity of our financial statements, our Company’s compliance with legal and regulatory matters, the independent registered public accountant’s qualifications and independence, and the performance of our independent registered public accountant. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our accounting and financial reporting process and audits of our financial statements on behalf of our Board of Directors. The Audit Committee also selects the independent registered public accountant to conduct the annual audit of our financial statements; reviews the proposed scope of such audit; reviews accounting and financial controls with the independent registered public accountant and our financial accounting staff; and reviews and approves any transactions between us and our directors, officers, and their affiliates. The Audit Committee currently consists of Messrs.

Bisaro, Collins, and Russell with Mr. Russell serving as chair, each an independent director of our Company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC. Our Board of Directors has determined that Messrs. Bisaro and Russell (each of whose background is detailed above) each qualify as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

Compensation Committee. The purpose of the Compensation Committee includes, among other things, determining, or recommending to our Board of Directors for determination, the compensation of our Chief Executive Officer, other executive officers and directors, discharging the responsibilities of our Board of Directors relating to our compensation programs. Pursuant to its charter, the Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee. The Compensation Committee currently consists of Ms. Ling and Messrs. Collins and Musing, each an independent director of our Company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC. Ms. Ling has served as chair of the Compensation Committee since February 2022. Mr. Musing previously served as chair of the Compensation Committee in 2021 until February 2022. Mr. Carroll served as a member of the Compensation Committee in 2021 until his resignation from our Board of Directors in December 2021.

New Business, Science and Technology Committee. The purpose of the  New Business, Science, and Technology Committee is to periodically examine the strategic direction and investment in research, development, acquisition, and technology initiatives for new and improved products. The committee is also tasked with periodic review of our long-term strategic goals and objectives. The New Business, Science and Technology Committee currently consists of Ms. Naughton and Messrs. Bisaro, Collins and Thompson, each an independent director of our Company under the listing standards of Nasdaq. Mr. Thompson serves as chair of New Business, Science and Technology Committee.

Nominating and corporate governance committee. The purpose of the Nominating and Corporate Governance Committee includes the selection or recommendation to our Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of our Board of Directors, the oversight of the evaluations of our Board of Directors and management, and the development and recommendation to our Board of Directors of a set of Corporate Governance Guidelines applicable to us.

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

The current members of the Nominating and Corporate Governance Committee are Dr. Naughton and Messrs. Bisaro and Thompson, each an independent director of our Company under the listing standards of Nasdaq. Mr. Bisaro has served as chair of the Nominating and Corporate Governance Committee since February 2022. Mr. Carroll served as chair of the Nominating and Corporate Governance Committee in 2021 until his resignation from our Board of Directors in December 2021.

Board’s role in risk oversight. Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including operational, economic, financial, legal, regulatory, and competitive risks. Our management is responsible for the day-to-day management of the risks we face. Our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

Our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, cybersecurity and information technology, economic, financial, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC as well as risks relating to various specific developments, such as debt and equity issuances and product introductions.

The committees of our Board of Directors assist our Board of Directors in fulfilling its oversight role in certain areas of risks. The Audit Committee oversees the financial and reporting processes of our Company and the audit of the financial statements of our Company and provides assistance to our Board of Directors with respect to the oversight and integrity of the financial statements of our Company, our Company’s compliance with legal and regulatory matters, the independent auditor’s qualification and independence, and the performance of our independent auditor. The Audit Committee also receives reports from our Chief Compliance Officer regarding our compliance program and our Chief Information Officer regarding our cybersecurity and information technology programs. The Compensation Committee considers the risks that our compensation policies and practices may have in attracting, retaining, and motivating valued employees and endeavors to assure that it is not reasonably likely that our compensation plans, and policies would create undue risk or have a material adverse effect on our Company. The New Business, Science and Technology Committee oversees risks associated with our strategic direction and investment in research, development, acquisition, and technology initiatives for new and improved products. The Nominating and Corporate Governance Committee oversees governance-related risks, such as director independence, conflicts of interests, and management succession planning. In addition, our Chief Compliance Officer reports in specific instances to the chair of the Audit Committee. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s Board leadership structure supports this approach.

Board diversity. We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience and leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our Company. We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis prohibited by law. The assessment of directors is made in the context of the perceived needs of our Board of Directors from time to time.

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

Board leadership structure. We believe that effective board leadership structure depends on the experience, skills, and personal interaction among persons in leadership roles as well as the needs of our Company at any point in time. We currently maintain separate roles between the Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two responsibilities. Our Chief Executive Officer is responsible for setting our strategic direction and day-to-day leadership and performance of our Company. The Chairman of the Board of Directors provides input to the Chief Executive Officer, sets the agenda for board meetings, and presides over meetings of the full Board of Directors as well as executive sessions of our Board of Directors. Our Board of Directors believes that our current leadership structure provides the most effective leadership model for our Company, as it promotes balance between the Board of Directors’ independent authority to oversee our business and the Chief Executive Officer and his management team, which manage the business on a day-to-day basis.

Compensation Recovery Policy. In December 2021, we implemented a claw back policy that provides for retroactive adjustments to any cash or stock-based incentive compensation paid to our executive officers where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement due to misconduct. We intend to amend the policy covering our annual and long-term incentive award plans and arrangements as necessary after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

Anti-hedging and anti-pledging policy. In April 2020, the Board of Directors amended the Company’s Code of Conduct and Ethics to include a policy regarding hedging and pledging transactions. Pursuant to the policy, directors, officers, and employees are prohibited from: (1) directly or indirectly engaging in any hedging transactions with respect to any directly or indirectly owned securities of the Company, which includes the purchase of any financial instrument (including puts, calls, equity swaps, forward contracts, collars , exchange funds or other derivative securities) on an exchange or in any other market in order to hedge or offset any decrease in the market value of such securities; (2) engaging in short sale transactions or forward sale transactions or any short-term or speculative transactions in the Company’s securities or in other transactions in the Company’s securities that may lead to inadvertent violations of insider trading laws; and (3) pledging securities of the Company as collateral for a loan or otherwise using securities of the Company to secure a debt, including through the use of traditional margin accounts with a broker.

Board and committee meetings. Our Board of Directors held a total of nine meetings in 2021. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which such director was a member. In 2021, the Audit Committee held four meetings, the Compensation

Committee held eight meetings, the New Business, Science and Technology Committee held two meetings, and the Nominating and Corporate Governance Committee held five meetings.

Annual meeting attendance. We encourage our directors to attend each annual meeting of stockholders. Eight of nine of our directors attended the annual meeting of stockholders last year.

Communications with directors. Stockholders may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to our Board of Directors of TherapeuticsMD, Inc. at the address set forth in this Form 10-K/A care of any specified individual director or directors. Any such letters are forwarded to the indicated directors. In addition, at the request of the Board of Directors, communications that do not directly relate to our Board of Directors’ duties and responsibilities as directors will be excluded from distribution. Such excluded items include, among others, “spam,” advertisements, mass mailings, form letters, and email campaigns that involve unduly large numbers of similar communications; solicitations for goods, services, employment or contributions; and surveys. Additionally, communications that appear to be unduly hostile, intimidating, threatening, illegal, or similarly inappropriate will also be screened for omission. Any excluded communication will be made available to any director upon his or her request.

Item 11.	Executive compensation

2021 Summary compensation table

As a smaller reporting company, the rules of the U.S. Securities and Exchange Commission permit us to omit the Compensation Discussion and Analysis section and to report the compensation of our principal executive officer, each of our two other most highly compensated executive officers who were serving as executive officers on December 31, 2021, our former principal executive officer, and two additional former executive officers for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer on December 31, 2021 (collectively, our NEOs). The following information includes the dollar value of salaries, bonus awards, non-equity incentive plan compensation, and certain other compensation, if any, whether paid or deferred.

							Non-Equity
				Stock		Option	Incentive Plan	All Other
		Salary	Bonus	Awards (1)		Awards	Compensation (2)	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)	($)	($)		($)
Hugh O'Dowd (4)	2021	273,000	250,000	4,372,500	(5)	—	—	289,495	(6)	4,934,995
Chief Executive Officer
James C. D'Arecca (3)	2021	420,000	—	1,048,669	(7)	—	126,000	126,985	(8)	1,721,654
Former Chief Financial Officer
Marlan D. Walker	2021	415,000	—	1,090,987	(9)	—	66,400	24,806	(10)	1,597,193
General Counsel
Robert G. Finizio (3)	2021	600,000	—	4,517,331	(11)	—	—	1,930,321	(12)	7,047,652
Former Chief Executive Officer	2020	600,000	—	1,524,751	(11)	—	600,000	21,785	(12)	2,746,536
John C.K. Milligan, IV (3)	2021	450,000	—	1,048,669	(13)	—	126,000	30,104	(14)	1,654,773
vitaCare Chief Executive Officer	2020	450,000	—	1,479,105	(13)	—	315,000	31,285	(14)	2,275,390
Edward Borkowski (3)	2021	339,000	—	1,129,331	(15)	—	—	950,462	(16)	2,418,793
Former EVP Operations	2020	430,000	—	3,516,705	(15)	83,262	365,500	81,687	(16)	4,477,154

(1)

Represents the fair value on the day of grant of restricted stock units (RSUs) and performance restricted stock units (PSUs) granted under the Company’s 2019 Stock Incentive Plan, as amended. The value reflects the maximum number of PSUs that may vest. The actual number of PSUs that will vest will depend on the Company’s achievement of certain performance goals.

(2)

Amounts in this column represent the amounts earned under our annual performance-targeted incentive plan, which were earned during the indicated fiscal year but were not paid until after the end of the indicated fiscal year.

(3)

On April 1, 2022, Mr. D’Arecca ceased serving as the Chief Financial Officer and Principal Financial Officer of the Company. On December 14, 2021, Mr. Finizio ceased serving as the Chief Executive Officer of the Company. On April 8, 2021, Mr. Milligan ceased serving as the President of the Company and began serving as the Chief Executive Officer of vitaCare Prescription Services, Inc. ("vitaCare"), a wholly-owned subsidiary of the Company until its divestiture on April 14, 2022. On September 30, 2021, Mr. Borkowski ceased serving as the Executive Vice President, Operation ("EVP Operations") of the Company.

(4)

Mr. O'Dowd's salary for 2021 represents amount earned by Mr. O'Dowd from the commencement of his employment in August 2021 through December 2021. Mr. O'Dowd's annual salary is $725,000. Mr. O'Dowd's bonus for 2021 represents a sign-on bonus.

(5)	This amount represents 2,750,000 RSUs with a grant date fair value of $2,186,250 and 2,750,000 PSUs with a grant date fair value of $2,186,250 assuming maximum payout.
(6)

Other compensation paid to Mr. O'Dowd was related to (i) reimbursed taxable relocation expenses of $282,293, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company.

(7)

For 2021, the amount represents (i) 173,333 RSUs with a grant date fair value of $209,733 and (ii) 693,336 PSUs with a grant date fair value of $838,936 assuming maximum payout. For 2020, the amount represents (i) 651,500 RSUs with a grant date fair value of $781,800 and (ii) 303,000 PSUs with a grant date fair value of $363,600 assuming maximum payout.

(8)

For 2021, other compensation paid to Mr. D'Arecca was related to (i) reimbursed taxable travel expenses of $102,179 reflecting travel to and from the Company’s headquarters in Florida, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company. For 2020, other compensation paid to Mr. D'Arecca was related to(i) reimbursed taxable travel expenses of $61,340, reflecting travel to and from the Company’s headquarters in Florida, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company.

(9)

For 2021, the amount represents (i) 231,130 RSUs with a grant date fair value of $252,051, which includes 57,797 RSUs with a grant date fair value of $42,318 awarded in connection to the 2021 Stock Option Exchange Program, and (ii) 693,336 PSUs with a grant date fair value of $838,936 assuming maximum payout. For 2020, the amount represents (i) 151,500 RSUs with a grant date fair value of $162,105 and (ii) 303,000 PSUs with a grant date fair value of $324,210 assuming maximum payout.

(10)	For 2021 and 2020, other compensation paid to Mr. Walker was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.
(11)

For 2021, the amount represents (i) 746,667 RSUs with a grant date fair value of $903,467 and (ii) 2,986,664 PSUs with a grant date fair value of $3,613,864 assuming maximum payout. For 2020, the amount represents (i) 475,001 RSUs with a grant date fair value of $508,251 and (ii) 950,000 PSUs with a grant date fair value of $1,016,500 assuming maximum payout.

(12)

For 2021, other compensation paid to Mr. Finizio was related to (i) severance of $1,838,233, (ii) payment for unused vacation of $69,360, (iii) employer match to 401(k) plan of $2,000, and (iv) health and welfare benefits paid by the Company. For 2020, other compensation paid to Mr. Finizio was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.

(13)

For 2021, the amount represents (i) 173,333 RSUs with a grant date fair value of $209,733 and (ii) 693,336 PSUs with a grant date fair value of $838,936 assuming maximum payout. For 2020, the amount represents (i) 670,500 RSUs with a grant date fair value of $814,635 and (ii) 621,000 PSUs with a grant date fair value of $664,470 assuming maximum payout.

(14)

For 2020, other compensation paid to Mr. Milligan was related to (i) $7,500 of car allowance, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company. For 2020, other compensation paid to Mr. Milligan was related to (i) $7,500 of car allowance, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company.

(15)

For 2021, the amount represents (i) 186,667 RSUs with a grant date fair value of $225,867 and (ii) 373,332 PSUs with a grant date fair value of $903,464 assuming maximum payout. For 2020, the amount represents (i) 1,310,500 RSUs with a grant date fair value of $2,852,235 and (ii) 621,000 PSUs with a grant date fair value of $664,470 assuming maximum payout.

(16)

For 2021, other compensation paid to Mr. Borkowski was related to (i) severance of $839,535, (ii) reimbursed taxable travel expenses of $50,153 reflecting travel to and from the Company’s headquarters in Florida, (iii) payment for unused vacation benefits of $40,585, (iv) employer match to 401(k) plan of $2,000, and (v) health and welfare benefits paid by the Company. For 2020, other compensation paid to Mr. Borkowski was related to (i) reimbursed taxable travel expenses of $57,631, reflecting travel to and from the Company’s headquarters in Florida, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company.

2021 Grants of share-based payment awards

Although as a smaller reporting company, the rules of the U.S. Securities and Exchange Commission permit us to omit this section, the below table provides additional information on 2021 grants of PSUs in regard to payouts at threshold, target and maximum under equity incentive plan awards.

The following table sets forth information with respect to grants of share-based payment awards to our NEOs in 2021.

					All Other
					Stock Awards:		Grant Date
		Estimated Future Payouts			Number of		Value of
	Equity	Under Equity Incentive Plan Awards			Shares or		Stock
	Award	Threshold	Target	Maximum	Units of Stock		Awards (1)
Name	Date	(#)	(#)	(#)	(#)		($)
Hugh O'Dowd	08/31/2021	—	2,750,000	2,750,000	2,750,000		4,372,500
James C. D'Arecca	07/01/2021	—	346,668	693,336	173,333		1,048,669
Marlan D. Walker	07/01/2021	—	346,668	693,336	173,333		1,048,669
	09/29/2021	—	—	—	57,797	(2)	42,319
Robert G. Finizio	07/01/2021	—	1,493,332	2,986,664	746,667		4,517,331
John C.K. Milligan, IV	07/01/2021	—	346,668	693,336	173,333		1,048,669
Edward Borkowski	07/01/2021	—	373,332	746,664	186,667		1,129,331

(1)	The amounts represent the aggregate grant date value of (i) estimated future payment under equity incentive plan awards at maximum and (ii) all other stock awards.
(2)	This grant was made in connection with the Company’s Offer to Exchange Eligible Options for RSUs.

Outstanding equity awards at fiscal year-end 2021

The following table sets forth information with respect to outstanding equity-based awards held by our NEOs as of December 31, 2021.

		Option Awards
		Number of
		Securities Underlying			Option
	Equity	Unexercised Options			Exercise	Option
	Award	Exercisable		Unexercisable	Price	Expiration
Name	Date	(#)		(#)	($)	Date
Marlan D. Walker	06/21/2013	180,000			2.98	06/21/2023
	10/03/2013	15,000			3.14	10/03/2023
	06/05/2014	295,000			4.02	06/05/2024
	11/21/2014	100,000			4.01	11/21/2024
	07/30/2019	100,000			2.18	07/30/2029
Robert G. Finizio	02/27/2012	300,000			2.20	02/27/2022
	04/16/2012	50,000			2.55	04/16/2022
	11/30/2012	268,474			3.00	11/30/2022
	12/17/2015	950,000			8.92	12/17/2025
	03/15/2017	445,000			6.83	03/15/2027
	03/15/2018	440,000	(1)		5.16	03/15/2028
	08/28/2019	1	(2)		2.73	08/28/2029
John C.K. Milligan, IV	02/27/2012	300,000			2.20	02/27/2022
	04/16/2012	75,000			2.55	04/16/2022
	11/30/2012	800,000			3.00	11/30/2022
	05/02/2013	50,000			2.80	05/02/2023
	01/06/2014	45,000			5.05	01/06/2024
	12/17/2015	500,000			8.92	12/17/2025
	03/15/2017	260,000			6.83	03/15/2027
	03/15/2018	270,000			5.16	03/15/2028
	08/28/2019	266,667		133,333 (3)	2.73	08/28/2029

		Stock Awards
								Equity Incentive
		Number		Value				Plan Awards
		of Shares		of Shares	Number		Value	Number		Value
		or Units		or Units	of Shares		of Shares	of Shares		of Shares
		of Stock		of Stock	or Units		or Units	or Units		or Units
		That Have		That Have	of Stock		of Stock	of Stock		of Stock
		Vested and		Vested and	That Have		That Have	That Have		That Have
	Equity	Not Yet		Not Yet	Not		Not	Not		Not
	Award	Settled		Settled (2)	Vested		Vested (4)	Vested		Vested (4)
Name	Date	(#)		($)	(#)		($)	(#)		($)
Hugh O'Dowd	08/31/2021				2,750,000	(5)	990,000	2,750,000	(6)	990,000
James C. D'Arecca	06/18/2020				434,333	(7)	156,360	151,500	(8)	54,540
	07/01/2021				173,333	(9)	62,400	173,334	(10)	62,400
	07/01/2021							86,667	(11)	31,200
	07/01/2021							86,667	(12)	31,200
Marlan D. Walker	12/13/2018	230000		82,800
	03/30/2020				101,000	(13)	36,360	151,500	(8)	54,540
	07/01/2021				173,333	(9)	62,400	173,334	(10)	62,400
	07/01/2021							86,667	(11)	31,200
	07/01/2021							86,667	(12)	31,200
	09/29/2021				57,797	(14)	20,807
Robert G. Finizio	03/30/2020	316,666	(15)	114,000
	03/30/2020	475,000	(16)	171,000
	11/24/2020	1	(15)	0
	07/01/2021	746,667	(15)	268,800
	07/01/2021	1,493,332	(16)	537,600
John C.K. Milligan, IV	03/30/2020				207,000	(13)	74,520	310,500	(8)	111,780
	11/24/2020				180,000	(17)	64,800
	07/01/2021				173,333	(9)	62,400	173,334	(10)	62,400
	07/01/2021							86,667	(11)	31,200
	07/01/2021							86,667	(12)	31,200

(1)	Includes 133,333 stock options that vested in December 2021 in connection with Mr. Finizio's separation as the Company's Chief Executive Officer.
(2)	This amount reflects stock options that vested in December 2021 in connection with Mr. Finizio's separation as the Company's Chief Executive Officer.
(3)	This amount reflects stock options that vest in August 2022. As a result of the vitaCare divestiture on April 14, 2022, Mr. Milligan’s unvested options were immediately vested.
(4)	The amounts in this column are based on the closing price of our common stock on December 31, 2021 of $0.36.
(5)	The amount reflects RSUs that vest one-third annually beginning in August 2022.
(6)

The amount reflects the base number of PSUs that may vest depending on the Company’s achievement of certain market capitalization targets. There are three annual performance measurement dates with the first one occurring in August 2022.

(7)	The amount reflects RSUs that vest one-half annually beginning in June 2022. Upon Mr. D’Arecca’s resignation on April 1, 2022, his share-based payment awards were forfeited and cancelled.
(8)

The amount reflects the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number depending on the Company’s achievement of break-even quarterly EBITDA. The performance measurement period is between the second quarter 2020 and the fourth quarter 2022. Upon Mr. D’Arecca’s resignation on April 1, 2022, his share-based payment awards were forfeited and cancelled. As a result of the vitaCare divestiture on April 14, 2022, Mr. Milligan’s unvested PSUs were immediately vested at target payout.

(9)

The amount reflects RSUs that vest one-third annually beginning in July 2022. Upon Mr. D’Arecca’s resignation on April 1, 2022, these share-based payment awards were forfeited and cancelled. As a result of the vitaCare divestiture on April 14, 2022, Mr. Milligan’s unvested RSUs were immediately vested.

(10)

The amount reflects the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number depending on the Company’s achievement of certain (i) revenue goals for 2023 or (ii) revenue CAGR targets from 2021 to 2023. Upon Mr. D’Arecca’s resignation on April 1, 2022, his share-based payment awards were forfeited and cancelled. As a result of the vitaCare divestiture on April 14, 2022, Mr. Milligan’s unvested PSUs were immediately vested at target payout.

(11)

The amount reflects the base number of PSUs that may vest. The actual number of PSUs that may vest is between zero and three times the base number depending on the Company’s achievement of break-even quarterly EBITDA. The performance measurement period is between the third quarter 2021 and the fourth quarter 2023. Upon Mr. D’Arecca’s resignation on April 1, 2022, his share-based payment awards were forfeited and cancelled. As a result of the vitaCare divestiture on April 14, 2022, Mr. Milligan’s unvested PSUs were immediately vested at target payout.

(12)

The amount reflects the number of PSUs that may vest depending on the Company’s achievement of a 2021 EBITDA loss target. Since the Company did not achieve the 2021 EBITDA loss target associated for this share-based payment award, this share-based payment award was forfeited and cancelled in March 2022. Upon Mr. D’Arecca’s resignation on April 1, 2022, his share-based payment awards were forfeited and cancelled. As a result of the vitaCare divestiture on April 14, 2022, Mr. Milligan’s unvested PSUs were immediately vested at target payout.

(13)	The amount reflects RSUs that vest one-half annually beginning in March 2022.As a result of the vitaCare divestiture on April 14, 2022, Mr. Milligan’s unvested RSUs were immediately vested.
(14)	The amount reflects RSUs that vest one-third annually beginning in September 2022.
(15)	The amount reflects RSUs that vested in December 2021 in connection with Mr. Finizio's separation as the Company's Chief Executive Officer.
(16)	The amount reflects PSUs that vested in December 2021 in connection with Mr. Finizio's separation as the Company's Chief Executive Officer.
(17)	This amount reflects RSUs that vest one-half annually beginning in November 2022. As a result of the vitaCare divestiture on April 14, 2022, Mr. Milligan’s unvested RSUs were immediately vested.

Post-employment compensation

Pension Benefits. We do not offer any defined benefit pension plans for any of our employees. We have a 401(k) plan in which employees may participate.

Other Compensation. All of our executive officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance, and tax-qualified Section 401(k) retirement savings plans. These plans are available to all employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to executives that are not broadly available to our other employees. In designing these elements, we seek to provide an overall level of benefits that is competitive with that offered by similarly situated companies in the markets in which we operate based upon our general understanding of industry practice. These benefits are not considered in determining the compensation of our executive officers.

Employment agreements

Hugh O’Dowd has an employment agreement that commenced on August 3, 2021. The agreement provides for a three-year term. After the term, it will automatically renew for additional one-year terms each year on the anniversary of execution unless notice of non-renewal is given by either our company or Mr. O’Dowd at least 90 days prior to such anniversary. The agreement originally provided for: (i) a salary of $725,000 per year, (ii) an annual short-term incentive compensation of 70% of salary, at the discretion of our Board of Directors, (iii) a $250,000 sign-on bonus, (iv) 2,750,000 restricted stock units vesting in equal tranches on August 31, 2022, 2023 and 2024, (v) 2,750,000 performance stock units, vesting if certain market capitalization achievements are accomplished measured on August 31, 2022, 2023 and 2024, (vi) coverage under directors and officers insurance, and (vii) reimbursement of expenses for commuting to the Boca Raton office and relocation of his home to the Boca Raton, Florida area. Mr. O’Dowd will receive employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. O’Dowd is unable to perform his duties for more than six months during any 12-month period, (iii) voluntary termination by Mr. O’Dowd with prior notice, (iv) involuntary termination by our Company without cause (or 90-day notice when termination is due to the non-extension of the employment term by our Company), (v) termination for cause upon ten days written notice and, for some circumstances, a 30-day opportunity to cure, and (vi) termination for good reason wherein Mr. O’Dowd will have 90 days from the date of occurrence of a criteria giving rise to good notice provide notice of termination his employment with the Company, which will be effective 31 days after we receive notice and the criteria remains uncorrected.

James D’Arecca had an amended and restated employment agreement that commenced on June 1, 2020. The agreement originally provided for a three-year term. After the initial term, it was to automatically renew for additional one-year terms each year on the anniversary of execution unless notice of non-renewal was given by either our Company or Mr. D’Arecca at least 90 days prior to such anniversary. The agreement originally provided for: (i) a salary of $420,000 per year, (ii) an annual short-term incentive compensation of 75% of salary, at the discretion of our Board of Directors, (iii) 651,000 restricted stock units vesting in equal thirds on June 1, 2021, June 1, 2022, and June 1, 2023, (iv) 151,500 performance share units that would have vested in the Company achieved EBITDA break even on or before December 31, 2022, (v) coverage under directors and officers insurance, and (vi) reimbursement of expenses for commuting to the Boca Raton office and relocation of his home to the Boca Raton, Florida area. Mr. D’Arecca received employee benefits, vacation, and other perquisites as was determined from time to time. Conditions of termination called for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. D’Arecca was unable to perform his duties for more than six consecutive months, (iii) voluntary termination by Mr. D’Arecca with prior notice, (iv) involuntary termination by our Company without cause (or 90-day notice when termination is due to the non-extension of the employment term by our Company), (v) termination for cause upon ten days written notice and, for some circumstances, a 30-day opportunity to cure, and (vi) termination for good reason wherein Mr. D’Arecca had 90 days from the date of occurrence of a criteria giving rise to good notice provide notice of termination his employment with the Company, which would have been effective 31 days after we receive notice and the criteria remains uncorrected. On October 15, 2021, the agreement was amended to clarify that Mr. D’Arecca reported only the Chief Executive Officer. Mr. D’Arecca ceased serving as the Chief Financial Officer and Principal Financial Officer of the Company on April 1, 2022. Mr. D’Arecca did not receive any payments in connection with his separation from the company.

Marlan D. Walker has an amended and restated employment agreement that commenced on December 18, 2018. The amended and restated agreement originally provided for a three-year term. After the term, it will automatically renew for additional one-year terms each year on the anniversary of execution unless notice of non-renewal is given by either our Company or Mr. Walker at least 90 days prior to such anniversary. The agreement originally provided for: (i) a salary of $350,000 per year, (ii) an annual short-term incentive compensation of 30% of salary, at the discretion of our Board of Directors, (iii) 230,000 restricted stock units vesting on December 18, 2021, and (iv) coverage under directors and officers insurance. Mr. Walker will receive employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Walker is unable to perform his duties for more than six consecutive months, (iii) voluntary termination by Mr. Walker with prior notice, (iv) involuntary termination by our Company without cause (or 90-day notice when termination is due to the non-extension of the employment term by our Company), (v) termination for cause upon ten days written notice and, for some circumstances, a 30-day opportunity to cure, and (vi) termination for good reason wherein Mr. Walker will have 90 days from the date of occurrence of a criteria giving rise to good notice provide notice of termination his employment with the Company, which will be effective 31 days after we receive notice and the criteria remains uncorrected. On October 15, 2021, the amended and restated agreement was amended to extend the term of Mr. Walker’s original agreement for an additional three years, and reflect his then current salary to $415,000 per year and annual short-term incentive compensation of 40%.

Robert G. Finizio had an amended and restated employment agreement that commenced on November 24, 2020 and replaced his employment agreement dated November 8, 2012. The amended and restated agreement provided for a two-year term and would automatically renew for additional one-year terms each year on the anniversary of execution unless notice of non-renewal is given by either our company or Mr. Finizio at least 90 days prior to such anniversary. The agreement originally provided for: (i) a salary of $600,000 per year, (ii) an annual short-term incentive compensation of 100% of salary, at the discretion of our Board of Directors, (iii) one restricted stock unit vesting on November 24, 2022, and (iv) coverage under directors and officers insurance. Mr. Finizio will receive employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Finizio is unable to perform his duties for more than six months during any 12-month period, (iii) voluntary termination by Mr. Finizio with prior notice, (iv) involuntary termination by our company without cause with 30-day notice (or 90-day notice when termination is due to the non-extension of the employment term by our company), (v) termination for cause, and (vi) termination for good reason wherein Mr. Finizio will have 90 days from the date of occurrence of a criteria giving rise to good notice provide notice of termination his employment with the company, which will be effective 31 days after we receive notice and the criteria remains uncorrected. Mr. Finizio ceased serving as the Chief Executive Officer of the Company on December 14, 2021. In connection with Mr. Finizio’s separation from the company, he received cash severance equal to the sum of (i) two times his salary, payable on a biweekly basis ratably over 24 months, (ii) target annual incentive compensation for the fiscal year in which such termination of employment occurs, and (iii ) a continuation of welfare benefits for a period of two years after such termination. Additionally, Mr. Finizio was paid his unused vacation pay through his separation date. Furthermore, Mr. Finizio’s unvested options, RSUs and PSUs at target payouts were vested immediately at separation. The aggregate cash severance recorded in 2021 for Mr. Finizio was $1,838,255. The aggregate non-cash severance, based on grant date value, recorded in 2021 for Mr. Finizio was approximately $2,600,000.

Edward Borkowski had an employment agreement that commenced on January 1, 2020. The agreement provided for a three-year term and would automatically renew for additional one-year terms each year on the anniversary of execution unless notice of non-renewal was given by either our Company or Mr. Borkowski at least 90 days prior to such anniversary. The agreement originally provided for: (i) a salary of $430,000 per year, (ii) an annual short-term incentive compensation of 85% of salary, at the discretion of our Board of Directors, (iii) 1,000,000 restricted stock units vesting on January 1, 2023, (iv) an option to purchase 125,000 shares of the company’s common stock, and (v) coverage under directors and officers insurance. Mr. Borkowski received employee benefits, vacation, and other perquisites as may be determined from time to time. Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Borkowski is unable to perform his duties for more than six months during any 12-month period, (iii) voluntary termination by Mr. Borkowski with prior notice, (iv) involuntary termination by our company without cause with 30-day notice (or 90-day notice when termination is due to the non-extension of the employment term by our company), (v) termination for cause, and (vi) termination for good reason wherein Mr. Borkowski will have 90 days from the date of occurrence of a criteria giving rise to good notice provide notice of termination his employment with the company, which will be effective 31 days after the company receives notice and the criteria remains uncorrected. Mr. Borkowski ceased serving as EVP Operations of the Company on September 30, 2021. In connection with Mr. Borkowski’s separation from the company, he received cash severance equal to the sum of (i) his salary, payable on a biweekly basis ratably over 12 months, (ii) target annual incentive compensation for the fiscal year in which such termination of employment occurred, and (iii ) a continuation of welfare benefits for a period of two years after such termination. Additionally, Mr. Borkowski was paid his unused vacation pay through his separation date. Furthermore, Mr. Borkowski’s unvested options, RSUs and PSUs at target payouts were vested immediately at separation. The aggregate cash severance recorded in 2021 for Mr. Borkowski was $839,535. The aggregate non-cash severance, based on grant date value, recorded in 2021 for Mr. Borkowski was approximately $2,100,000.

John C.K. Milligan, IV had an amended and restated employment agreement that commenced on April 8, 2021 to reflect Mr. Milligan ceasing to serve as the President of our company and beginning to serve as the Chief Executive Officer of vitaCare Prescription Services, Inc., our wholly-owned subsidiary that was subsequently divested in April 2022. The amended and restated agreement provided for a two-year term. The amended and restated agreement provided for: (i) a salary of $450,000 per year, (ii) an annual short-term incentive compensation of 70% of salary, at the discretion of our Board of Directors, and (iii) coverage under directors and officers insurance. Mr. Milligan received employee benefits, vacation, and other perquisites as may be determined from time to time. [Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Milligan is unable to perform his duties for more than six months during any 12-month period, (iii) voluntary termination by Mr. Milligan with prior notice, (iv) involuntary termination by our company without cause with 30-day notice (or 90-day notice when termination is due to the non-extension of the employment term by our company), (v) termination for cause, and (vi) termination for good reason wherein Mr. Milligan will have 90 days from the date of occurrence of a criteria giving rise to good notice provide notice of termination his employment with the Company, which will be effective 31 days after we receive notice and the criteria remains uncorrected. As a result of the vitaCare Divestiture on April 14, 2022, Mr. Milligan’s employment with the Company was terminated. In connection with Mr. Milligan’s separation from the company, he received cash severance of $414,000 plus unpaid accrued base salary and unused vacation pay through his termination date. Additionally, Mr. Milligan’s unvested options, RSUs and PSUs at target payouts were vested immediately at separation. The aggregate non-cash severance, based on grant date value, recorded in 2022 for Mr. Milligan was approximately $969,000.

Potential Payments Upon Termination or Change in Control

We have, or previously had, employment agreements with certain of our executive officers as described above. The arrangements reflected in these employment agreements are designed to encourage the officers’ full attention and dedication to our Company currently and, in the event of any proposed change in control, provide these officers with individual financial security. The employment agreements provide for specified payments and benefits by us to our executive officers only upon a qualifying termination of employment as described below.

Termination by Us Without Good Cause or by Executive with Good Reason — No Change in Control

Under the employment agreements for each of Messrs. O’Dowd and Walker, in the event of termination of the executive’s employment without “cause” (referred to as “good cause” in certain employment agreements) or resignation by the executive for “good reason” (as each term is defined in the employment agreements), the executive would be entitled to, subject to the executive’s signing and not revoking a full and complete release of all claims against the Company and its affiliates, (i) the sum of his salary, payable on a biweekly basis ratably over 12 months, and target annual incentive compensation for the fiscal year in which such termination of employment occurs, (ii) a continuation of welfare benefits for a period of two years after such termination, (iii) unpaid accrued base salary and unused vacation pay through the termination date, and (iv) amounts accrued but unpaid at the time of termination.

Additionally, all outstanding equity awards that vest solely on the passage of time held by such executives would immediately vest in full for each of Messrs. O’Dowd and Walker. Furthermore, the above obligations of the Company are subject to the executive complying with a non-solicitation agreement of employees and customers and a non-competition agreement.

Termination or Resignation in Connection with a Change in Control

In the event of termination of the executive’s employment without “cause” or resignation by the executive for “good reason” (as each term is defined in the employment agreements), in the 12 months following a change in control, Messrs. O’Dowd and Walker would have all the benefits and obligations for termination without a change in control, except that the executives would receive the sum their respective salaries and continuation of welfare benefits for 18 months and each would receive 150% of their targeted annual bonus award.

Termination by Reason of Death or Disability

For Messrs. O’Dowd and Walker, in the event of termination of the executive’s employment by reason of his death or “disability” (as such term is defined in the employment agreements), in addition to those payments and benefits provided to salaried employees generally, including amounts accrued but unpaid at the time of termination, each of the executives would be entitled to (i) pro-rated target annual incentive compensation for the fiscal year in which such termination of employment occurs, payable in a lump sum, subject to the executive’s signing and not revoking a full and complete release of all claims against the Company and its affiliates in the event of a disability, (ii) immediate vesting of all outstanding equity awards that vest solely on the passage of time, (iii) accrued but unused vacation pay through the termination date, payable in a lump sum, and (iv) all other rights and benefits the executive is vested in, pursuant to other plans and programs of our Company.

Nonqualified Defined Contribution and Nonqualified Deferred Compensation

We do not offer any nonqualified defined contribution plans or nonqualified deferred compensation plans for any of our NEOs.

Limitation of Directors’ Liability; Indemnification of Directors, Officers, Employees and Agents

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

Insofar as indemnification by our Company for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to officers and directors of our Company pursuant to the foregoing provisions or otherwise, we are aware that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Director Compensation

We compensate our non-employee directors with a combination of cash and equity. Our Board of Directors receives the following cash compensation for their service: each director receives an annual cash retainer of $57,500; the chairperson of the Board receives an additional $22,500 annual cash retainer; the chairperson of our Audit Committee receives an annual cash retainer of $30,000 and the other members of the Audit Committee receive an annual cash retainer of $15,000; the chairperson of the Compensation Committee receives an annual cash retainer of $20,000 and the other members of the Compensation Committee receive an annual cash retainer of $12,000; and the chairperson of each of our other committees receives an annual cash retainer of $12,500 and the other members receive an annual cash retainer of $7,500. We also reimburse our directors for reasonable expenses related to attendance at Board of Directors and committee meetings. In addition, in 2021, each director received an annual award of 99,174 RSUs, with the exception of the Chairman of the Board who received an annual award of 148,760 RSUs. All RSUs granted to our directors in 2021 represent a contingent right to receive one share of common stock and will vest on the one year anniversary of the date of grant. We do not pay our directors per meeting fees.

The following table and accompanying footnotes detail compensation paid to our directors for services rendered for 2021. Compensation for Messrs. O’Dowd and Finizio is described above under “Executive Compensation.”

	Fees
	Earned
	or Paid	Stock
	in Cash	Awards (2)(3)	Total
Name (1)	($)	($)	($)
Paul Bisaro	80,000	120,001	200,001
J. Martin Carroll (4)	82,000	120,001	202,001
Cooper C. Collins	92,000	120,001	212,001
Karen L. Ling	69,500	120,001	189,501
Jules A. Musing	77,500	120,001	197,501
Gail Naughton, Ph.D.	72,500	120,001	192,501
Angus C. Russell	87,500	120,001	207,501
Tommy G. Thompson	100,000	180,000	280,000

(1)	As of December 31, 2021, each of the directors listed in the “Director Compensation” table had the following awards outstanding.

	Option	Stock
	Awards	Awards
Name	(#)	(#)
Mr. Bisaro	—	99,174
Mr. Collins	570,000	99,174
Ms. Ling	—	99,174
Mr. Musing	695,000	99,174
Dr. Naughton	—	99,174
Mr. Russell	350,000	99,174
Mr. Thompson	1,095,000	148,760

(2)

We grant restricted stock for shares of common stock to non-employee directors. We value our restricted stock by reference to our stock price on the date of grant. We recognize compensation expense for RSUs based on a straight-line basis over the requisite service period of the entire award. For further information, see “Note 10 – Stockholders’ deficit” of the financial statements included in the Original Form 10-K.

(3)	RSUs depicted in the table above were granted to our current directors for serving on our Board of Directors on July 1, 2021 and will vest on July 1, 2022 for our current directors.
(4)	On December 13, 2021, Mr. Carroll resigned from our Board of Directors.
Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Security ownership of principal stockholders, directors and officers

The following table sets forth information regarding the beneficial ownership of our common stock as of April 25, 2022, by the following:

●	each of our directors and executive officers;

●	all of our directors and executive officers as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 25, 2022. Shares issuable pursuant to stock options, warrants, and convertible securities are deemed outstanding for computing the percentage of the person holding such options, warrants, or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is care of TherapeuticsMD, Inc., 951 Yamato Road, Suite 220, Boca Raton, Florida 33431.

	Shares Beneficially Owned
Name of Beneficial Owners	Number	Percent (1)
Executive Officers and Directors:
Hugh O’Dowd	—	*
Marlan D. Walker (2)	999,408	*
Mark A. Glickman	—	*
Michael C. Donegan (3)	273,368	*
Tommy G. Thompson (4)	1,960,452	*
Paul M. Bisaro	196,864	*
Cooper C. Collins (5)	2,806,864	*
Karen L. Ling	130,309	*
Jules A. Musing (6)	796,364	*
Gail K. Naughton, Ph.D.	96,864	*
Angus C. Russell (7)	540,364	*
All executives and directors as a group (11 persons) (8)	7,800,857	1.8%
5% Stockholders:
BlackRock, Inc. (9)	24,894,812	5.74%
Robert J. Smith (10)	23,103,292	5.33%

*	Represents less than 1% of the outstanding shares of our common stock.
(1)	Applicable percentage of ownership is based on 433,427,878 shares of common stock outstanding as of April 25, 2022, as adjusted for each stockholder.
(2)

Includes (i) 258,908 shares held by Mr. Walker directly, (ii) 50,500 shares issuable to Mr. Walker for vested RSUs and (iii) 690,000 shares issuable to Mr. Walker upon the exercise of vested stock options.

(3)

Includes (i) 99,3688 shares held by Mr. Donegan directly, (ii) 19,000 shares issuable to Mr. Donegan for vested RSUs and (iii) 155,000 shares issuable to Mr. Donegan upon the exercise of vested stock options.

(4)

Includes (i) 715,600 shares held by Thompson Family Investments, LLC, an entity solely owned by Thompson Family Holdings, LLC, an entity solely owned by Mr. Thompson, (ii) 148,851 shares held by Mr. Thompson directly, (iii) 1,001 shares held indirectly by Thompson Family Holdings, LLC and (iv) 1,095,000 shares issuable to Mr. Thompson upon the exercise of vested stock options.

(5)	Includes (i) 2,236,864 shares held by Mr. Collins directly and (ii) 570,000 shares issuable to Mr. Collins upon the exercise of vested stock options.
(6)	Includes (i) 101,364 shares held by Mr. Musing directly and (ii) 695,000 shares issuable to Mr. Musing upon the exercise of vested stock options.
(7)	Includes (i) 190,364 shares held by Mr. Russell directly and (ii) 350,000 shares issuable to Mr. Russell upon the exercise of vested stock options.
(8)

This amount includes all shares directly and indirectly owned by all executive officers and directors, all shares issuable directly and indirectly for vested RSUs held by our executive officers, and all shares issuable directly and indirectly upon the exercise of vested stock options held by our executive officers and directors.

(9)

BlackRock, Inc. has sole voting power over 24,788,667 shares and sole dispositive power over 24,894,812 shares. BlackRock, Inc.’s address is 55 East 52nd Street, New York, NY 10055. This information is based on Amendment No. 5 to Schedule 13G filed with the SEC on February 1, 2022. Reported ownership includes shares held by subsidiaries listed in the filing.

(10)

Robert J. Smith has sole voting and dispositive power over 23,103,292 shares. Mr. Smith's address is 13650 Fiddlesticks Blvd., Suite 202-324, Ft. Myers, FL 33912. This information is based on Amendment No. 12 to Schedule 13D filed with the SEC on March 23, 2022.

Equity Compensation Plan Information

As of December 31, 2021, the following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders, which plans do not provide for the issuance of warrants or other rights.

(c)
Number of
Securities
Remaining
Available
For Future
		(a)			Issuance
	Number of Securities to be Issued Upon			(b)	Under Equity
		Vesting	Vesting	Weighted-	Compensation
		and	and	Average	Plans
		Settlement of	Settlement of	Exercise	(Excluding
	Exercise of	Restricted	Performance	Price of	Securities
	Outstanding	Stock Units	Stock Units	Outstanding	Reflected in
	Options	("RSUs")	("PSUs") (1)	Options	Columns (a)) (2)
Plan Name	(#)	(#)	(#)	($)	(#)
Equity Compensation Plans Approved by Stockholders
2019 Plan (3)	3,332,251	10,173,079	5,192,931	2.40	13,054,491
2012 Plan (4)	4,600,974	—	—	5.38	—
2009 Plan (5)	9,721,443	—	—	4.84	—
Equity Compensation Plans Not Approved by Stockholders
2021 Inducement Grants (6)	—	3,410,000	3,010,000	—	—

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

Item 13.	Certain relationships and related transactions and director independence

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

Related Party Transactions

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2019, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed lesser of (i) $120,000 or (ii) 1% of the average of our total assets on a consolidated basis at year end for the past two fiscal years; and
●

any of our directors, executive officers, or holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and NEOs are described elsewhere in this Form 10-K/A.

Agreements with Catalent, Inc.

A former member of our Board, Mr. J. Martin Carroll, who resigned in December 2021, is also a director of Catalent. From time to time, we have entered into agreements with Catalent and its affiliates in the normal course of business. From July 2015 to December 2021, agreements with Catalent have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company. For manufacturing activities, Catalent billed us $4.1 million, $3.0 million and $6.1 million for 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, estimated amounts payable to Catalent was $0.9 million and $0.3 million, respectively.

Agreements with American International Group, Inc.

In April 2020, Ms. Karen L. Ling was appointed to our Board, who was an executive vice president and chief human resources officer of American International Group, Inc. (“AIG”) until May 2021. From time to time, we have entered into agreements with AIG in the normal course of business. From April 2020 to May 2021, agreements with AIG have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company. For various insurance premiums, AIG billed us less than $0.1 million and $0.2 million for 2021 and 2020, respectively. As of December 31, 2021 and 2020, we have no amounts payable to AIG.

Independence

See Item 10 – Directors, Executive Officers and Independence – above for a discussion on director independence.

Item 14.	Principal accountant fees and services

Aggregate fees billed to our Company for 2021 and 2020 by Grant Thornton LLP, our independent registered public accounting firm, were as follows:

	2021	2020
	($)	($)
Audit fees	539,829	440,670
Audit-related fees	—	—
Tax fees	104,146	122,867
All other fees	5,390	—

Audit fees consist of fees associated with the annual audit, the reviews of our annual and quarterly reports, and other filings with the SEC as well as comfort letters and consents. Tax fees include the preparation of our tax returns. All other fees consist of fees associated with consulting and advisory services.

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

All of the services provided by Grant Thornton LLP (PCAOB ID Number 248), Miami, Florida, described above were approved by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

PART IV

Item 15.	Exhibits and financial statement schedules
(a)	Financial statements and financial statements schedules
(1)

All financial statements are omitted for the reason that they are not required, or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Form 10-K.

(2)

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto contained in the Original Form 10-K.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated July 6, 2009, among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	Agreement and Plan of Reorganization, dated June 11, 2010, among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization, dated October 25, 2007(3)
2.4	Agreement and Plan of Merger, dated July 18, 2011, among vitaMedMD, LLC, AMHN, Inc., and vitaMed Acquisition, LLC(4)
2.5***+	Stock Purchase Agreement, dated March 6, 2022, by and between TherapeuticsMD, Inc. and GoodRx, Inc.(37)
3.1	Articles of Conversion of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010(5)
3.2	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010(5)
3.3	Composite Amended and Restated Articles of Incorporation of the Company, as amended(6)
3.4	Bylaws of the AMHN, Inc.(7)
3.1	First Amendment to Bylaws of the Company, dated December 17, 2015(8)
4.1	Form of Certificate of Common Stock(9)
4.2	Description of Securities of the Company(10)
10.1	Form of Common Stock Purchase Warrant(11)
10.2*	Form of Non-Qualified Stock Option Agreement(11)
10.3*	TherapeuticsMD, Inc. 2019 Stock Incentive Plan(12)
10.4*	First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan(31)
10.5*	Amended and Restated 2012 Stock Incentive Plan(13)
10.6*	2009 Long Term Incentive Compensation Plan, as amended(14)
10.7*	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan(15)
10.8	Common Stock Purchase Warrant to Lang Naturals, Inc., dated October 23, 2011(16)
10.9	Form of Common Stock Purchase Warrant, dated February 24, 2012(17)
10.10	Common Stock Purchase Warrant, issued to Plato & Associates, LLC, dated January 31, 2013(18)
10.11	Form of Warrant to Purchase Common Stock, dated August 5, 2020(6)
10.12	Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020, dated November 8, 2020(19)
10.13	Second Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020(20)
10.14	Warrant issued by the Company to Robert Finizio(20)

Exhibit No.	Description

10.15	Amendment to Warrant issued by the Company to Robert Finizio(20)
10.16*	Warrant issued by the Company to John C.K. Milligan, IV(20)
10.17*	Amendment to Warrant issued by the Company to John C.K. Milligan, IV(20)
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

10.29	Subscription Agreement, dated August 5, 2020, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto(6)
10.30***	Commercial Supply Agreement, dated September 28, 2018, by and between TherapeuticsMD, Inc. and QPharma AB(22)
10.31**	Softgel Commercial Supply Agreement, dated April 20, 2016, by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC(23)
10.32***	Amendment No. 2 to the Commercial Supply Agreement, dated September 29, 2020, between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC(19)

Exhibit No.	Description

10.33**	Softgel Commercial Supply Agreement, dated June 24, 2016, by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC(24)
10.34***	Amendment No.1 to Softgel Commercial Supply Agreement, dated December 1, 2017, by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC(19)
10.35***	Amendment No.2 to Softgel Commercial Supply Agreement, dated September 29, 2020, by and between TherapeuticsMD, Inc. and Catalent Pharma Solutions, LLC(19)
10.36***	License Agreement, dated July 30, 2018, by and between TherapeuticsMD, Inc. and The Population Council, Inc.(25)
10.37*	Agreement to Forfeit Non-Qualified Stock Options, dated May 8, 2013, between the Company and Robert G. Finizio(26)
10.38***	Lease, dated October 5, 2018, by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc.(27)
10.39*	Executive Employment Agreement, dated as of August 3, 2021, by and between TherapeuticsMD, Inc. and Hugh O’Dowd(32)
10.40*	TherapeuticsMD, Inc. Inducement Grant Restricted Stock Unit Agreement, dated as of August 31, 2021, by and between TherapeuticsMD, Inc. and Hugh O’Dowd(33)
10.41*	Employment Agreement, dated June 1, 2020, between the Company and James C. D’Arecca(6)
10.42*	Amendment to Employment Agreement, dated October 15, 2021, between TherapeuticsMD, Inc. and James C. D’Arecca(34)
10.43*	Executive Employment Agreement, dated October 15, 2021, by and between TherapeuticsMD, Inc. and Mark Glickman(35)
10.44*	TherapeuticsMD, Inc. Inducement Grant Restricted Stock Unit Agreement, dated October 15, 2021, by and between TherapeuticsMD, Inc. and Mark Glickman(36)
10.45*	Amended and Restated Employment Agreement, dated November 24, 2020, between the Company and Michael Donegan(28)
10.46*	Amended and Restated Employment Agreement, dated November 24, 2020, between the Company and Robert G. Finizio(28)
10.47*	Amended and Restated Employment Agreement, dated November 24, 2020, between the Company and John C.K. Milligan, IV(28)
10.48*	Amendment, dated April 8, 2021, to the Amended and Restated Employment Agreement, dated as of November 24, 2020, by and between TherapeuticsMD, Inc. and John C.K. Milligan, IV(30)
10.49*	Employment Agreement, October 30, 2019, between the Company and Edward J. Borkowski(20)
10.50*	Amendment to Employment Agreement between the Company and Edward J. Borkowski(20)
10.51***	License and Supply Agreement, dated June 6, 2019, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited(21)
10.52*	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors(19)
10.53	Controlled Equity OfferingSM Sales Agreement, dated November 27, 2020, by and between TherapeuticsMD, Inc. and Cantor Fitzgerald & Co.(28)
10.54	Controlled Equity OfferingSM Sales Agreement, dated March 3, 2021, by and between TherapeuticsMD, Inc. and Cantor Fitzgerald & Co.(29)
10.55*†††	2022 Executive Retention and Performance Bonus Plan. (ERB-Plan)
21.1	Subsidiaries of the Company(10)
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
104†	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Indicates a contract with management or compensatory plan or arrangement.
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

†	Filed herewith.
††	Furnished herewith.
†††	Filed as an exhibit to the Original Form 10-K, filed on March 23, 2022.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).
(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).
(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(5)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).
(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).
(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).
(9)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).
(10)	Filed as an exhibit to Form 10-K for the year ended December 31, 2019 filed with the Commission on February 24, 2020 and incorporated herein by reference (SEC File No. 001-00100).
(11)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(12)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).
(13)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(14)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).
(15)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 4, 2020 and incorporated herein by reference (SEC File No. 000-00100).
(16)	Filed as an exhibit to Form 8-K filed with the Commission on October 24, 2011 and incorporated herein by reference (SEC File No. 000-16731).
(17)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).
(18)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).
(19)	Filed as an exhibit to Form 10-Q filed with the Commission on November 9, 2020 and incorporated herein by reference (SEC File No. 000-00100).
(20)	Filed as an exhibit to Form 10-K for the year ended December 31, 2020 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(21)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(22)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(23)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2018 filed with the Commission on July 30, 2018 and incorporated herein by reference (SEC File No. 001-00100).
(24)	Filed as an exhibit to Form 10-K for the year ended December 31, 2018 filed with the Commission on February 27, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(25)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).
(26)	Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 filed with the Commission on May 10, 2013 and incorporated herein by reference (SEC File No. 001-00100).
(27)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).
(28)	Filed as an exhibit to Form 8-K filed with the Commission on November 27, 2020 and incorporated herein by reference (SEC File No. 001-00100).
(29)	Filed as an exhibit to Registration Statement on Form S-3 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 333-253851).
(30)	Filed as an exhibit to Form 8-K filed with the Commission on April 12, 2021 and incorporated herein by reference (File No. 001-00100).
(31)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on April 14, 2021 and incorporated herein by reference (File No. 001-00100).
(32)	Filed as an exhibit to Form 8-K filed with the Commission on August 9, 2021 and incorporated herein by reference (File No. 001-00100).
(33)	Filed as exhibit to Form S-8 filed with the Commission on August 31, 2021 and incorporated herein by reference (File No. 333-259221)
(34)	Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 2021 filed with the Commission on November 11, 2021 and incorporated herein by reference (SEC File No. 001-00100).
(35)	Filed as an exhibit to Form S-8 filed with the Commission on October 15, 2021 and incorporated herein by reference (File No. 333-260295).
(36)	Filed as an exhibit to Form S-8 filed with the Commission on October 15, 2021 and incorporated herein by reference (File No. 333-260295).
(37)	Filed as an exhibit to Form 8-K filed with the Commission on March 10, 2022 and incorporated herein by reference (File No. 001-00100).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2021 10-K/A Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2022

THERAPEUTICSMD, INC.

/s/ Hugh O’Dowd
Hugh O’Dowd
Chief Executive Officer (Principal Executive Officer)