Form 10-Q
period 2022-09-30
TherapeuticsMD, Inc.
filed 2022-11-14
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2022, there were 9,467,104 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Part I – Financial Information

Item 1.	Financial statements

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited - in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash	$27,080	$65,122
Restricted cash	11,250	—
Accounts receivable, net of allowance for credit losses of $1,621 and $1,334 as of September 30, 2022 and December 31, 2021, respectively	32,157	36,176
Inventory	6,701	7,622
Prepaid and other current assets	10,290	10,548
Total current assets	87,478	119,468
Fixed assets, net	551	1,199
License rights and other intangible assets, net	37,876	40,318
Right of use assets	7,749	8,234
Other non-current assets	253	253
Total assets	$133,907	$169,472
Liabilities and stockholders' deficit:
Current liabilities:
Debt, net	$93,602	$188,269
Lender Warrants derivative liability	2,058	—
Make-whole payment derivative liability	1,751	—
Mandatory Redeemable Preferred Stock	19,709	—
Accounts payable	13,383	20,318
Accrued expenses and other current liabilities	43,568	44,304
Total current liabilities	174,071	252,891
Operating lease liabilities	7,553	8,063
Other non-current liabilities	554	2,139
Total liabilities	182,178	263,093
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock, par value $0.001; 10,000 shares authorized, 22 issued
and included in liabilities due to their redemption provisions	—	—
Common stock, par value $0.001; 12,000 shares authorized, 9,467 and 8,598 (adjusted for the 50-for-1 reverse stock split) shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	968,785	957,730
Accumulated deficit	(1,017,065)	(1,051,360)
Total stockholders' deficit	(48,271)	(93,621)
Total liabilities and stockholders' deficit	$133,907	$169,472

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net:
Product	$20,917	$24,456	$68,327	$67,039
License and service	—	950	484	1,234
Total revenue, net	20,917	25,406	68,811	68,273
Cost of goods sold	3,788	5,282	13,388	14,101
Total gross profit	17,129	20,124	55,423	54,172
Operating expenses:
Selling and marketing	19,129	30,005	61,703	86,193
General and administrative	17,635	28,435	55,445	66,691
Research and development	1,112	1,605	4,092	5,666
Total operating expenses	37,876	60,045	121,240	158,550
Loss from operations	(20,747)	(39,921)	(65,817)	(104,378)
Other (expense) income:
Gain on sale of business	—	—	143,384	—
Expense for accretion of Mandatory Redeemable Preferred Stock	(3,457)	—	(3,457)	—
Fair value loss on Lender Warrants derivative liability	(76)	—	(76)	—
Loss on extinguishment of debt	—	—	(8,380)	—
Interest expense and other financing costs	(4,833)	(7,518)	(30,941)	(25,341)
Other (expense) income, net	(112)	19	(128)	264
Total other (expense) income, net	(8,478)	(7,499)	100,402	(25,077)
(Loss) income before income taxes	(29,225)	(47,420)	34,585	(129,455)
(Benefit) provision for income taxes	(260)	—	290	—
Net (loss) income	$(28,965)	$(47,420)	$34,295	$(129,455)
(Loss) earnings per common share, basic	$(3.13)	$(5.62)	$3.86	$(16.68)
Weighted average common shares, basic	9,261	8,444	8,877	7,762
(Loss) earnings per common share, diluted	$(3.13)	$(5.62)	$3.73	$(16.68)
Weighted average common shares, diluted	9,261	8,444	9,205	7,762
Comprehensive (loss) income:
Net (loss) income	$(28,965)	$(47,420)	$34,295	$(129,455)
Other comprehensive income	—	—	—	—
Comprehensive (loss) income	$(28,965)	$(47,420)	$34,295	$(129,455)

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

(Unaudited - in thousands)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	8,598	$9	$957,730	$(1,051,360)	$(93,621)
Vested restricted stock units	71	—	—	—	—
Share-based compensation	—	—	2,062	—	2,062
Net loss	—	—	—	(49,021)	(49,021)
Balance, March 31, 2022	8,669	9	959,792	(1,100,381)	(140,580)
Rounding up of fractional shares in connection with the reverse stock split	142	—	—	—	—
Vested restricted stock units	44	—	—	—	—
Sale of common stock related to employee stock purchase plan	5	—	14	—	14
Share-based compensation	—	—	2,219	—	2,219
Net income	—	—	—	112,281	112,281
Balance, June 30, 2022	8,860	9	962,025	(988,100)	(26,066)
Sale of common stock, net of costs	565	—	2,454	—	2,454
Vested restricted stock units	42	—	—	—	—
Share-based compensation	—	—	4,306	—	4,306
Net loss	—	—	-	(28,965)	(28,965)
Balance, September 30, 2022	9,467	$9	$968,785	$(1,017,065)	$(48,271)

Balance, January 1, 2021	5,996	$6	$754,938	$(878,945)	$(124,001)
Sale of common stock, net of costs	1,857	2	150,897	—	150,899
Exercise of warrants, net of cashless exercises	10	—	50	—	50
Vested restricted stock units	1	—	—	—	—
Share-based compensation	—	—	2,957	—	2,957
Net loss	—	—	—	(39,383)	(39,383)
Balance, March 31, 2021	7,864	8	908,842	(918,328)	(9,478)
Sale of common stock, net of costs	3	—	163	—	163
Exercise of warrants and options	13	—	249	—	249
Vested restricted stock units	19	—	—	—	—
Sale of common stock related to employee stock purchase plan	3	—	134	—	134
Share-based compensation	—	—	2,510	—	2,510
Net loss	—	—	—	(42,652)	(42,652)
Balance, June 30, 2021	7,902	8	911,898	(960,980)	(49,074)
Sale of common stock, net of costs	575	1	31,818	—	31,819
Exercise of options	—	—	3	—	3
Vested restricted stock units	21	—	—	—	—
Share-based compensation	—	—	7,312	—	7,312
Net loss	—	—	—	(47,420)	(47,420)
Balance, September 30, 2021	8,498	$9	$951,031	$(1,008,400)	$(57,360)

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$34,295	$(129,455)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,181	3,091
Charges to provision for doubtful accounts	542	540
Inventory charge	73	1,082
Debt financing fees	20,053	4,158
Share-based compensation	8,587	12,779
Gain on sale of business	(143,384)	—
Expense for accretion of Mandatory Redeemable Preferred Stock	3,457	—
Loss on extinguishment of debt	8,380	—
Other	50	726
Changes in operating assets and liabilities:
Accounts receivable	3,044	(5,560)
Inventory	848	(451)
Prepaid and other current assets	180	(2,831)
Accounts payable	(6,186)	(1,476)
Accrued expenses and other current liabilities	3,705	13,504
Other non-current liabilities	(675)	758
Total adjustments	(98,145)	26,320
Net cash used in operating activities	(63,850)	(103,135)
Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	142,634	—
Payment of patent related costs	(297)	(675)
Purchase of fixed assets	(21)	(34)
Net cash provided by (used in) investing activities	142,316	(709)
Cash flows from financing activities:
Proceeds from sale of Mandatory Redeemable Preferred Stock, net of costs	16,252	—
Proceeds from make-whole derivative	1,751	—
Proceeds from sale of common stock, net of costs	2,454	182,881
Proceeds from exercise of options and warrants	—	302
Proceeds from sale of common stock related to employee stock purchase plan	14	134
Repayments of debt	(125,000)	(50,000)
Payment of debt financing fees	(729)	(5,118)
Net cash (used in) provided by financing activities	(105,258)	128,199
Net (decrease) increase in cash and restricted cash	(26,792)	24,355
Cash and restricted cash, beginning of period	65,122	80,486
Cash and restricted cash, end of period	$38,330	$104,841
Supplemental disclosure of cash flow information:
Interest paid	$8,371	$19,675
Supplemental disclosure of noncash financing activities:
Paid in kind ("PIK") interest with corresponding increase in debt	$2,452	$—
PIK debt financing fees with corresponding increase in debt	$16,980	$—
Issue of warrants to lenders related to debt financing fees	$1,983	$—

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

The Purchase Agreement contains customary representations and warranties, covenants, and indemnities of the parties thereto. In addition, upon closing of the vitaCare Divestiture, (i) we entered into a long-term services agreement with vitaCare to continue utilization of the vitaCare platform with respect to our products, and (ii) we entered into a transition services agreement with vitaCare for us to provide certain transition services to vitaCare for up to 12 months following the closing. Under the long-term services agreement, we are required to pay to vitaCare a minimum service fee for each respective annual contract year. Our estimated minimum service fee commitments for vitaCare are as follows: $2.0 million for the period from October 1, 2022 to December 31, 2022, $10.7 million for 2023, $13.4 million for 2024, $15.4 million for 2025, $16.2 million for 2026, and $5.5 million for the period from January 1, 2027 to April 14, 2027.

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

Going concern

We incurred a loss from operations of $65.8 million and interest expense and other financing costs of $30.9 million during the nine months ended September 30, 2022, and as of that date, our current liabilities exceeded our current assets by $86.6 million and our total liabilities exceeded our total assets by $48.3 million. We will need to raise additional capital to repay the entire principal balance of the Financing Agreement, dated as of April 24, 2019, as amended (the “Financing Agreement”), with Sixth Street Specialty Lending, Inc., as administrative agent (the “Administrative Agent” or “Sixth Street”), various lenders from time to time party thereto (the “Lenders”), and certain of our subsidiaries party thereto from time to time as guarantors, and to provide additional liquidity to fund our losses until our operations become cash flow positive.

On July 29, 2022, we closed on a private placement offering with Rubric Capital Management LP (the “Preferred Stock Investor”), pursuant to which we issued and sold (i) 15,000 shares of the Company’s newly-designated Series A Preferred Stock, par value $0.001 per share (“Preferred Stock”) and (ii) 565,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and we received aggregate gross proceeds of $15.0 million, before expenses. On September 30, 2022, we closed on an additional private placement offering with the Preferred Stock Investor, pursuant to which we issued and sold 7,000 shares of the Company’s Preferred Stock for an aggregate offering price of $7.0 million. In addition, in lieu of issuing, selling and delivering 263,666 shares of Common Stock to the Preferred Stock Investor, we agreed to pay the Preferred Stock Investor, on the later of (i) the maturity date of the Preferred Stock of December 31, 2022, which shall be automatically extended, on a day-for-day basis, to the extent the maturity date under the Financing Agreement is extended, but by no more than a total of 60 days without the consent of the holders representing at least 66 2/3% of the outstanding shares of Preferred Stock (the “Preferred Stock Maturity Date”) or (ii) the date our obligations under the Financing Agreement are paid in full, a make-whole payment equal to 263,666 multiplied by the closing price of our Common Stock on the principal securities exchange or securities market on which the Common Stock is then traded, on the day prior to the date of payment of the make-whole payment. See Note 10, Mandatory Redeemable Preferred Stock and Stockholders’ Deficit for additional information regarding the financing with the Preferred Stock Investor.

On July 29, 2022, we entered into Amendment No. 16 to the Financing Agreement pursuant to which the maturity date of the Financing Agreement was extended to September 30, 2022, with the option to further extend the maturity date to October 31, 2022, and November 30, 2022, in each case if we receive not less than $7.0 million in cash proceeds from an equity issuance, which, if preferred equity, is on substantially the same terms as the Preferred Stock.

In connection with the closing of the private placement offering with the Preferred Stock Investor on September 30, 2022, and in accordance with Amendment No. 16 to the Financing Agreement, on September 30, 2022, we issued warrants (“Lender Warrants”) to the Lenders to purchase an aggregate of 125,000 shares of Common Stock and the maturity date of the Financing Agreement was extended to October 31, 2022. The Lender Warrants have an exercise price of $0.01 per share of Common Stock, subject to certain adjustment as provided therein, and an expiration date of September 30, 2032. The Lender Warrants may also be exercised via cashless exercise pursuant to the terms thereof.

On October 28, 2022, we closed on an additional private placement offering with the Preferred Stock Investor, pursuant to which we issued and sold 7,000 shares of the Company’s Preferred Stock for an aggregate offering price of $7.0 million. In addition, in lieu of issuing, selling and delivering 263,666 shares of Common Stock to the Preferred Stock Investor, we agreed to pay the Preferred Stock Investor, on the later of (i) the Preferred Stock Maturity Date or (ii) the date our obligations under the Financing Agreement are paid in full, a make-whole payment equal to 263,666 multiplied by the closing price of our Common Stock on the principal securities exchange or securities market on which the Common Stock is then traded, on the day prior to the date of payment of the make-whole payment.

 In connection with the closing of the private placement offering with the Preferred Stock Investor on October 28, 2022, and in accordance with Amendment No. 16 to the Financing Agreement, on October 28, 2022, we issued Lender Warrants to purchase an aggregate of 125,000 shares of Common Stock, pursuant to a subscription agreement and the maturity date of the Financing Agreement was extended to November 30, 2022. See Note 16, Subsequent Events for additional information regarding amendments to the Financing Agreement.

To address our capital needs, we are pursuing various equity and debt refinancing and other strategic alternatives, including the possibility that we will file for Chapter 11 protection if our equity and debt refinancing or other strategic alternatives fail prior to the maturity date of our Financing Agreement. The equity financing alternatives may include the private placement of equity, equity-linked, or other similar instruments or obligations with one or more investors, lenders, or other institutional counterparties or an underwritten public equity or equity-linked securities offering. Our ability to sell equity securities may be limited by market conditions, including the market price of our common stock, and our available authorized shares. To the extent that we raise additional capital through the sale of such securities, the ownership interests of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we are not successful in obtaining additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us. Along with considering additional financings and other strategic alternatives, we have reviewed numerous potential scenarios in connection with steps that we may take to reduce our operating expenses.

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

Common stock reverse stock split

On May 6, 2022, we completed a reverse stock split of our Common Stock. As a result, outstanding shares of our Common Stock were split at a ratio of 50-for-1 (the “Reverse Stock Split”) with any fractional shares resulting from the Reserve Stock Split rounded up to the next whole share of Common Stock. The number of authorized shares of Common Stock was also correspondingly reduced from 600.0 million shares to 12.0 million shares to give effect to the Reverse Stock Split. Additionally, all rights to receive shares of Common Stock under outstanding warrants, options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) were adjusted to give effect of the Reverse Stock Split. Furthermore, remaining shares of Common Stock available for future issuance under share-based payment award plans and our employee stock purchase plan were adjusted to give effect of the Reverse Stock Split. Pursuant to Section 78.209 of the Nevada Revised Statutes, the approval of our stockholders was not required for our Board of Directors (the “Board”) to effectuate the Reverse Stock Split.

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
E.	Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated balance sheets and consolidated statements of cash flows. An adjustment has been made to the consolidated statements of operations for the three and nine months ended September 30, 2021 to reclassify vitaCare service revenue.

2.	Accounts receivable

The following sets forth activities in our allowance for credit losses (in thousands):

Balance as of January 1, 2022	$1,334
Charges to provision for credit losses	542
Write-off of uncollectible receivables	(255)
Balance as of September 30, 2022	$1,621

3.	Inventory

Our inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$1,946	$3,042
Work in process	218	1,642
Finished products	4,537	2,938
Inventory	$6,701	$7,622

We recorded no inventory charges for the three months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2022, and $0.6 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.

We rely on third parties to manufacture our finished products, and we have entered into long-term supply agreements for the manufacture of ANNOVERA, IMVEXXY, and BIJUVA. We do not have a long-term supply agreement for the manufacture of our prescription vitamins. Additionally, we do not have long-term contracts for the supply of all the active pharmaceutical ingredients (“API”) used in ANNOVERA and BIJUVA. If any suppliers of raw materials or API or any of our third-party contract manufacturers experience any difficulties, do not comply with the terms of an agreement between us, or do not devote sufficient time, energy, and care to providing our manufacturing needs, we could experience additional interruptions in the supply of our products, which may have a material adverse impact on our revenue, results of operations and financial position.
4.	Prepaid and other current assets

Our prepaid and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Insurance	$2,370	$2,731
Paragraph IV legal proceeding costs	2,334	2,304
Other	5,586	5,513
Prepaid and other current assets	$10,290	$10,548

5.	Fixed assets

Our fixed assets, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$1,304	$1,407
Computer and office equipment	1,803	1,855
Computer software	375	375
Leasehold improvements	65	80
Fixed assets	3,547	3,717
Less: accumulated depreciation and amortization	2,996	2,518
Fixed assets, net	$551	$1,199

We recorded depreciation expense of $0.2 million for the three months ended September 30, 2022 and 2021, and $0.5 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

6.	Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net (in thousands):

	September 30, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Licensed rights and intangible assets subject to amortization:
License rights	$40,000	$9,086	$30,914	$40,000	$6,826	$33,174
Hormone therapy drug patents	6,189	1,484	4,705	5,834	1,042	4,792
Hormone therapy drug patents applied and pending approval	1,936	—	1,936	2,020	—	2,020
License rights and other intangible assets subject to amortization	48,125	10,570	37,555	47,854	7,868	39,986
Intangible assets not subject to amortization:
Trademarks/trade name rights	321	—	321	332	—	332
License rights and other intangible assets, net	$48,446	$10,570	$37,876	$48,186	$7,868	$40,318

We recorded amortization expense related to the exclusive license rights agreement with Population Council of $0.8 million for the three months ended September 30, 2022 and 2021, and $2.3 million for the nine months ended September 30, 2022 and 2021. We recorded amortization expense related to patents of $0.1 million for the three months ended September 30, 2022 and 2021, and $0.4 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.
7.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll and related costs	$8,460	$13,764
Rebates	16,854	11,010
Sales returns and coupons	3,434	2,422
Selling and marketing	3,475	2,850
Research and development expenses	1,826	1,995
Wholesale distributor fees	4,520	3,614
Professional fees	739	2,571
Operating lease liabilities	1,383	1,361
Income taxes payable	290	—
Other accrued expenses and current liabilities	2,587	4,717
Accrued expenses and other current liabilities	$43,568	$44,304

We expense advertising costs when incurred, which amounted to $4.8  million and $14.6 million for the three months ended September 30, 2022 and 2021, respectively, and $12.6 million and $34.4 million for the nine months ended September 30, 2022 and 2021, respectively.
8.	Debt

Our debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Financing Agreement	$94,432	$200,000
Less: deferred financing fees	830	11,731
Debt, net	$93,602	$188,269

Financing agreement

As of September 30, 2022, the stated interest rate under the Financing Agreement was 10.45%. In March 2022, we entered into Amendment No. 9 to the Financing Agreement (“Amendment No. 9”) pursuant to which, among other amendments, (i) the lenders waived various Company breaches of the Financing Agreement, including breaches of the $60.0 million minimum cash covenant and the minimum net revenue covenants for the fourth quarter of 2021; (ii) the Company and the lenders agreed to a reduced minimum cash covenant and to the removal of the minimum net revenue covenant for the first quarter of 2022; (iii) the lenders waived the existing $60.0 million prepayment penalty under the Financing Agreement and the Company agreed to pay a paid in kind (“PIK”) amendment financing fee of $30.0 million, which fee was added to the principal amount of the loans under the Financing Agreement, $16.0 million of which fee was waivable in certain conditions; (iv) the maturity date of the Financing Agreement was amended to June 1, 2022; and (v) the Company agreed to pay to the Lenders as a prepayment of the loans under the Financing Agreement the first $120.0 million of net proceeds from the vitaCare Divestiture and all net proceeds of the vitaCare Divestiture in excess of $135.0 million. Amendment No. 9 was accounted for as an extinguishment of debt modification in accordance with U.S. GAAP. Accordingly, in March 2022, we recorded an $8.4 million loss on extinguishment of debt, which represented the unamortized deferred financing fees, net of previously accrued prepayment fees. Additionally, the Amendment No. 9 PIK financing fee was recorded as deferred financing fees and was amortized over the remaining term of the Financing Agreement. In April 2022, we utilized $120.0 million of net proceeds from the vitaCare Divestiture to make a prepayment of the loans under the Financing Agreement under the terms of Amendment No. 9. Additionally, with the prepayment on the debt, $16.0 million of the PIK financing fee was waived in accordance with Amendment No. 9.

In May 2022, we entered into Amendment No. 10 to the Financing Agreement (“Amendment No. 10”) pursuant to which, among other amendments, (i) interest payments under the Financing Agreement were paused, such that interest on each term loan shall be payable in cash and in arrears (a) upon any prepayment of that term loan, whether voluntary or mandatory, to the extent accrued on the amount being prepaid and (b) on the maturity date, (ii) the minimum cash covenant was set at $10.0 million, (iii) the maturity date of the Financing Agreement was amended to July 13, 2022, (iv) the termination of the Company’s merger agreement with an affiliate of EW Healthcare Partners was added as an event of default, and (v) we agreed to a PIK financing fee of $1.8 million, which fee was added to the principal amount of the loans under the Financing Agreement. Amendment No. 10 was accounted for as a debt amendment in accordance with U.S. GAAP. Accordingly, in May 2022, the Amendment No. 10 PIK financing fee was recorded as deferred financing fees and was amortized over the remaining term of the Financing Agreement.

Also in May 2022, we entered into Amendment No. 11 (“Amendment No. 11”) to the Financing Agreement. Amendment No. 11 contains amendments to the Financing Agreement that would have gone into effect upon the satisfaction of certain conditions on or before July 13, 2022 (the “Amendment Effective Date”), including (i) the consummation of the merger with an affiliate of EW Healthcare Partners (the “Merger”), (ii) the payment in cash of (a) all accrued and unpaid interest under the Financing Agreement through and including the Amendment Effective Date and (b) all fees, costs, expenses and taxes then payable pursuant to Section 2.7 or 10.2 of the Financing Agreement, and (iii) the delivery to the administrative agent of certain customary documents with respect to the pledge of 100% of the capital stock of the Company. Since the consummation of the Merger did not occur, Amendment No. 11 never became effective.

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

On July 29, 2022, we entered into Amendment No. 16 to the Financing Agreement pursuant to which the maturity date of the Financing Agreement was extended to September 30, 2022, with the option for us to further extend the maturity date to October 31, 2022, and November 30, 2022, in each case if we receive not less than $7.0 million in cash proceeds from an equity issuance, which, if preferred equity, is on substantially the same terms as the Preferred Stock. In lieu of a cash amendment fee, to induce the Lenders to enter into Amendment No. 16, on July 29, 2022, we issued Lender Warrants to purchase an aggregate of 185,000 shares of Common Stock, pursuant to a subscription agreement by and among the Company and the Lenders (the “July Lender Subscription Agreement”). The Lender Warrants to purchase 185,000 shares of our Common Stock issued pursuant to the July Lender Subscription Agreement have an exercise price of $0.01 per warrant, subject to certain adjustment as provided therein, and an expiration date of July 29, 2032, and may be exercised via cashless exercise pursuant to the terms thereof. These Lender Warrants were initially valued at $1.2 million based on the market price of our Common Stock on July 29, 2022 and entirely expensed as financing costs during three and nine months ended September 30, 2022.

In connection with the closing of a private placement offering with the Preferred Stock Investor on September 30, 2022, and in accordance with Amendment No. 16 to the Financing Agreement, on September 30, 2022, we issued Lender Warrants to purchase an aggregate of 125,000 shares of Common Stock, pursuant to a subscription agreement by and among the Company and the Lenders (the “September Lender Subscription Agreement”), and the maturity date of the Financing Agreement was extended to October 31, 2022.

Subsequent to September 30, 2022, the maturity date was extended to November 30, 2022 in connection with an additional private placement, See Note 16, Subsequent Events. The Lender Warrants to purchase 125,000 shares of our Common Stock issued pursuant to the September Lender Subscriptions Agreement have an exercise price of $0.01 per warrant, subject to certain adjustment as provided therein, and an expiration date of September 30, 2032, and may be exercised via cashless exercise pursuant to the terms thereof. See Note 10, Mandatory Redeemable Preferred Stock and Stockholders’ Deficit for additional information regarding the equity financing with the Preferred Stock Investor. These Lender Warrants were initially valued at $0.8 million based on the market price of our Common Stock on September 30, 2022 and recorded as deferred financing fees, which will be amortized until the maturity of the Financing Agreement.

Based on the structure of the Lender Warrants, they are recorded as Lender Warrants derivative liability in the consolidated balance sheets and their carrying amounts are marked to market based on our Common Stock’s closing price at measurement date, which is considered Level 1 under the fair value hierarchy. As of September 30, 2022, the fair value of our Lender Warrants derivative liability was $2.1 million, and we recorded fair value loss on the Lender Warrants derivative liability of $0.1 million for three and nine months ended September 30, 2022.

Additionally, in September 2022, we and the Lenders agreed to PIK interest of $2.5 million related to the outstanding debt balance, which was entirely expensed as interest expense during three and nine months ended September 30, 2022.

Debt covenants

The Financing Agreement contains customary restrictions and covenants applicable to us that are customary for financings of this type. Among other requirements, we are required to maintain a minimum unrestricted cash balance. As defined in Amendment No. 10, the minimum unrestricted cash balance was set at $10.0 million. Our unrestricted cash balance was above the minimum unrestricted cash balance covenant at all times through November 14, 2022, the filing date of this 10-Q Report.

Interest and financing costs

Interest expense and other financing costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$2,251	$5,391	$10,888	$17,175
Interest prepayment fees	—	650	—	4,008
Financing fees amortization	2,582	1,477	20,053	4,158
Interest expense and other financing costs	$4,833	$7,518	$30,941	$25,341

9.	Commitments and contingencies

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

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. The length of the stay of the IMVEXXY litigation is dependent on further action by Teva. As of September 30, 2022, for the IMVEXXY Paragraph IV legal proceeding, we have incurred and recorded legal costs amounting to $2.3 million in prepaid expenses and other current assets since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If we are unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Employment agreements

On September 6, 2022, our Board appointed our current interim co-chief executive officers. The separation of our former chief executive officer (“CEO”) from the Company was a termination without “Good Cause,” as defined in his employment agreement. Accordingly, our former CEO received the separation benefits provided therein, and we recorded executive officer severance expenses of $4.8 million, of which $3.2 million was related to share-based compensation recorded in connection with accelerated vesting of certain share-based payment awards for the former CEO. In connection with our former CEO’s separation from the Company, he ceased to serve as a member of our Board.

10.	Mandatory Redeemable Preferred Stock and Stockholders’ Deficit

Rubric Capital Management LP Subscription Agreements (Sale of Mandatory Redeemable Preferred Stock and Common Stock)

On July 29, 2022, we entered into a Subscription Agreement with the Preferred Stock Investor, pursuant to which we issued and sold, in a private placement offering, (i) 15,000 shares of the Company’s newly issued Preferred Stock, for a purchase price per share of Preferred Stock equal to $822.21 and an aggregate purchase price of $12.3 million, and (ii) 565,000 shares of the Company’s Common Stock, for a purchase price per share of Common Stock equal to $4.72 and an aggregate purchase price of $2.7 million. This offering closed on July 29, 2022, and we received aggregate gross proceeds of $15.0 million, before expenses.

On September 30, 2022, we entered into a Subscription Agreement with the Preferred Stock Investor, pursuant to which we issued and sold, in a private placement offering, 7,000 shares of the Company’s Preferred Stock for an aggregate offering price of $7.0 million. In addition, in lieu of issuing, selling and delivering 263,666 shares of the Company’s Common Stock to the Preferred Stock Investor, we agreed to pay the Preferred Stock Investor, on the later of (i) the Preferred Stock Maturity Date or (ii) the date our obligations under the Financing Agreement are paid in full, a make-whole payment equal to 263,666 multiplied by the closing price of our Common Stock on the principal securities exchange or securities market on which the Common Stock is then traded, on the day prior to the date of payment of the make-whole payment. This offering closed on September 30, 2022, and we received gross proceeds of $7.0 million, before expenses. Based on the structure of the make-whole payment, it is recorded as make-whole payment derivative liability in the consolidated balance sheets and the carrying amounts are marked to market based on our Common Stock’s closing price at measurement date, which is considered Level 1 under the fair value hierarchy. As of September 30, 2022, we had 30,000 and 22,000 shares of  Series A Preferred Stock authorized and outstanding, respectively, at the liquidation preference of $1,333 per share.

The Preferred Stock is not convertible into Common Stock and ranks senior to Common Stock, with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock has a liquidation preference equal to $1,333 per share. The Preferred Stock will not have any voting rights other than as required by applicable law. The holders of Preferred Stock are entitled to dividends equal to 25% of cash dividends actually paid, if any, on shares of Common Stock, paid pro rata on the outstanding shares of Preferred Stock. If the Company undergoes certain change of control transactions, the holders of Preferred Stock may require the Company to redeem their shares of Preferred Stock at a redemption price per share of Preferred Stock, payable in cash, equal to the liquidation preference of $1,333 per share of Preferred Stock. We also have the option to redeem the shares of Preferred Stock on such terms if the Company undergoes certain change of control transactions. Each holder of the Preferred Stock has the right to cause the Company to redeem all, but not less than all, of their shares of the Preferred Stock upon the occurrence of certain events, including, without limitation, the Company’s failure to comply with any covenants under the Certificate of Designation, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designation”) filed with the Secretary of State of the State of Nevada or if the Company commences a bankruptcy proceeding, subject to certain conditions. Under such circumstances, the Company is required to redeem all, but not less than all, of the holder’s outstanding shares of Preferred Stock at a redemption price per share of Preferred Stock, payable in cash, equal to the liquidation preference of $1,333 per share. The Preferred Stock matures on December 31, 2022, subject to certain extension terms, as set forth in the Certificate of Designation, and the Company is required to redeem the shares on such date at a redemption price per share of Preferred Stock, payable in cash, equal to the liquidation preference of $1,333 per share. Since the Preferred Stock is mandatorily redeemable on December 31, 2022, the Company has classified the Preferred Stock as a current liability in the consolidated balance sheets. In addition, the Company is accreting the Preferred Stock from its fair value on the date of issuance to its redemption value using the effective interest rate method.

Warrants

As of September 30, 2022, the following table summarizes the status of our outstanding and exercisable warrants and related transactions (each adjusted to account for the 50-for-1 reverse stock split) since December 31, 2021 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2022	103	$76.19	$—	8.3	103	$76.19	$—	8.3
Granted	311	0.20
Expired	(3)	341.50
As of September 30, 2022	411	$17.08	$2,055	9.3	286	$24.54	$2,055	9.1

The above table includes an aggregate of Lenders Warrants to purchase 310,000 shares of our Common Stock with an exercise price of $0.01 per warrant that are classified as Lender Warrants derivative liability. See Note 8, Debt, for additional information.

Share-based compensation payment plans

As of September 30, 2022, 598,223 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). If we assume the maximum achievement of performance goals for PSUs, then 663,731 shares of common stock will be subject to outstanding awards under our share-based payment award plans and inducement grants. As of September 30, 2022, 242,015 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions (each adjusted to account for the 50-for-1 reverse stock split) since December 31, 2021 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2022	353	$225.98	$-	3.8	336	$230.93	$-	3.6
Cancelled/Forfeited	(1)	1,885.39
Expired	(155)	238.45
As of September 30, 2022	197	$216.65	$-	3.5	192	$219.65	$-	3.4

The following table summarizes the status of our RSUs and related transactions (each adjusted to account for the 50-for-1 reverse stock split) since December 31, 2021 (in thousands, except weighted average grant date fair value):

	Outstanding			Vested and not settled
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of January 1, 2022	272	$58.93	$4,891	31	$105.28	$566
Granted	170	16.05
Vested and settled	(106)	69.42	1,180
Cancelled/Forfeited	(35)	54.91
As of September 30, 2022	301	$31.50	$1,998	104	$38.58	$692

The following table summarizes the status of our PSUs and related transactions (each adjusted to account for the 50-for-1 reverse stock split) since December 31, 2021 (in thousands, except weighted average grant date fair value):

	Outstanding				Vested and not settled
	PSUs		Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of January 1, 2022	164		$51.50	$2,953	39	$58.81	$709
Granted	63		34.50
Vested and settled	(52)		58.26	695
Cancelled/Forfeited	(75)		44.82
As of September 30, 2022	100	(1)	$42.32	$664	43	$—	$282

(1)

The number of PSUs represents the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and 165,548 depending on the Company’s achievement of certain performance goals.

Share-based payment compensation cost

Share-based payment compensation cost for PSUs is based on our current assessment of the most likely probability of the Company’s achievement of certain performance goals. In connection with previously granted options, RSUs and PSUs, and shares of common stock issuable under the TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (“ESPP”), we recorded share-based payment compensation costs of $4.3 million and $7.3 million for the three months ended September 30, 2022 and 2021, respectively, and $8.6 million and $12.8 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, we had $6.1 million of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under the ESPP, which may be adjusted if certain performance targets are achieved and for future changes in forfeitures and is included as additional paid-in capital in the accompanying consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses. The unrecognized compensation cost as of September 30, 2022 is expected to be recognized as share-based payment award compensation over a weighted average period of 1.8 years as follows (in thousands):

Year Ending December 31,
2022 (3 months)	$1,098
2023	3,255
2024	1,556
2025	157
$6,066

11.	Revenue

The following table provides information about disaggregated revenue by product mix and service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue:
ANNOVERA	$10,415	$11,807	$37,196	$30,112
IMVEXXY	6,947	8,016	20,583	24,866
BIJUVA	2,663	3,298	7,877	7,899
Prescription vitamin	892	1,335	2,671	4,162
Product revenue, net	20,917	24,456	68,327	67,039
License and service	-	950	484	1,234
Total revenue, net	$20,917	$25,406	$68,811	$68,273

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

We recorded BIJUVA sales through the Theramex License Agreement of $0.4 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million for the three and nine months ended September 30, 2021. For the three and nine months ended three and nine months ended September 30, 2022 and 2021, no BIJUVA sales have been made through the Knight License Agreement.
12.	Income taxes

We do not expect to pay any significant federal income taxes as a result of (i) losses expected for the remainder of 2022 or losses recorded in 2021, or (ii) net operating losses carry forwards from prior years.

For the three and nine months ended September 30, 2022, we recorded a benefit and a provision for income taxes of $0.3 million, respectively, due to limitation of using net operating losses carry forwards in certain states. For the three and nine months ended September 30, 2021, no provision or benefits for income taxes were recorded since we recorded net losses and full valuation allowance for such periods. As of September 30, 2022 and December 31, 2021, we maintain a full valuation allowance for all deferred tax assets.

13.	Earnings (loss) per common share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (each adjusted to account for the 50-for-1 reverse stock split) for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(28,965)	$(47,420)	$34,295	$(129,455)
Denominator:
Weighted average common shares for basic loss per common share	9,261	8,444	8,877	7,762
Effect of dilutive securities	—	—	328	—
Weighted average common shares for diluted loss per common share	9,261	8,444	9,205	7,762
Earnings (loss) per common share, basic	$(3.13)	$(5.62)	$3.86	$(16.68)
Earnings (loss) per common share, diluted	$(3.13)	$(5.62)	$3.73	$(16.68)

Since we reported a net loss for the three months ended September 30, 2022, and for three and nine months ended September 30, 2021, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares are the same for the three months ended September 30, 2022 and for the three and nine months ended September 30, 2021. There were 58 thousand of outstanding PSUs as of September 30, 2022 that were not potentially dilutive securities for the nine months ended September 30, 2022 because their performance requirements have not been met.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during the respective three months ended September 30, 2022, and three and nine months ended September 31, 2021 (in thousands):

	As of September 30,
	2022	2021
Stock options	197	369
RSUs	301	323
PSUs	100	194
Warrants	411	103
	1,009	989

14.	Related parties

A former member of our Board, J. Martin Carroll, who resigned in December 2021, is a member of Catalent’s Board. Accordingly, Catalent ceased to be a related a party to the Company in December 2021. From time to time, we have entered into agreements with Catalent and its affiliates in the normal course of business. From July 2015 to December 2021, agreements with Catalent have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company. For manufacturing activities, Catalent billed us $1.1 million and $2.6 million for the three and nine months ended September 30, 2021. In addition, we have minimum purchase requirements in place with Catalent as disclosed in Note 9, Commitments and contingencies.

On July 29, 2022 and September 30, 2022, we entered into subscription agreements with Rubric Capital Management L.P. See Note 10, Mandatory Redeemable Preferred Stock and Stockholders’ Deficit for additional information.

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on the Board as a result of the Board’s increase in the size of the Board by one director to a total of nine directors. Mr. Roberts will serve until the Company’s 2022 Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director of the Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on April 29, 2022, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of the Preferred Stock Investor.

15.	Business concentrations

We sell our products to wholesale distributors, specialty pharmacies, specialty distributors, and chain drug stores that generally sell products to retail pharmacies, hospitals, and other institutional customers.

Customers with product revenue equal to or greater than 10% of our total revenue for the periods indicated were as follows:

	Nine Months Ended September 30,
	2022	2021
Customer A	*	10%
Customer B	18%	16%
Customer C	17%	18%
Customer E	*	12%
Customer F	16%	*
* Less than 10% of total product revenue

Customers that accounted for 10% or greater of our accounts receivable as of the periods indicated were as follows:

	September 30, 2022	December 31, 2021
Customer B	27%	21%
Customer C	19%	35%
Customer D	10%	11%
Customer G	20%	*
* Balance was less than 10% of accounts receivable, gross

We rely on third parties for the manufacture and supply of our products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, we may be unable to find alternative suppliers or satisfactorily deliver our products to our customers on time, if at all.

Vendors with product purchases equal to or greater than 10% of our total purchases for the periods indicated were as follows:

	Nine Months Ended September 30,
	2022	2021
Catalent	23%	27%
Vendor A	49%	41%
Vendor B	25%	30%
* Less than 10% of total product purchases

Vendors that accounted for 10% or greater of our accounts payable as of the periods indicated were as follows:

	September 30, 2022	December 31, 2021
Vendor E	*	19%
Vendor F	32%	20%
* Balance was less than 10% of total accounts payable

16.	Subsequent events

On October 28, 2022, we entered into a Subscription Agreement with the Preferred Stock Investor, pursuant to which the Company issued and sold, in a private placement offering, 7,000 shares of the Company’s Preferred Stock for an aggregate offering price of $7.0 million. In addition, in lieu of issuing, selling and delivering 263,666 shares of the Company’s Common Stock to the Preferred Stock Investor, we agreed to pay the Preferred Stock Investor, on the later of (i) the Preferred Stock Maturity Date or (ii) the date our obligations under the Financing Agreement are paid in full, a make-whole payment equal to 263,666 multiplied by the closing price of our Common Stock on the principal securities exchange or securities market on which the Common Stock is then traded, on the day prior to the date of payment of the make-whole payment. This offering closed on October 28, 2022, and we received gross proceeds of $7.0 million, before expenses.

In connection with the closing of the private placement offering with the Preferred Stock Investor on October 28, 2022, and in accordance with Amendment No. 16 to the Financing Agreement, on October 28, 2022, we issued Lender Warrants to purchase an aggregate of 125,000 shares of Common Stock, pursuant to a subscription agreement by and among the Company and the Lenders, and the maturity date of the Financing Agreement was extended to November 30, 2022. These Lender Warrants have an exercise price of $0.01 per share of Common Stock, subject to certain adjustment as provided therein, and an expiration date of October 28, 2032.

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

Going concern

We incurred a loss from operations of $65.8 million and interest expense and other financing costs of $30.9 million during the nine months ended September 30, 2022, and as of that date, our current liabilities exceeded our current assets by $86.6 million and our total liabilities exceeded our total assets by $48.3 million. We will need to raise additional capital to repay the entire principal balance of the Financing Agreement, dated as of April 24, 2019, as amended (the “Financing Agreement”), with Sixth Street Specialty Lending, Inc., as administrative agent (the “Administrative Agent” or “Sixth Street”), various lenders from time to time party thereto (the “Lenders”), and certain of our subsidiaries party thereto from time to time as guarantors, and to provide additional liquidity to fund our losses until our operations become cash flow positive.

On July 29, 2022, we closed on a private placement offering with Rubric Capital Management LP (the “Preferred Stock Investor”), pursuant to which we issued and sold (i) 15,000 shares of the Company’s newly-designated Series A Preferred Stock, par value $0.001 per share (“Preferred Stock”) and (ii) 565,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and we received aggregate gross proceeds of $15.0 million, before expenses.

On July 29, 2022, we entered into Amendment No. 16 to the Financing Agreement pursuant to which the maturity date of the Financing Agreement was extended to September 30, 2022, with the Company having the option to further extend the maturity date to October 31, 2022, and November 30, 2022, in each case if the Company receives not less than $7.0 million in cash proceeds from an equity issuance, which, if preferred equity, is on substantially the same terms as the Preferred Stock. In connection with the closing of a private placement offering with the Preferred Stock Investor on September 30, 2022, and in accordance with Amendment No. 16 to the Financing Agreement, on September 30, 2022, the maturity date of the Financing Agreement was extended to October 31, 2022. In connection with the closing of a private placement offering with the Preferred Stock Investor on October 28, 2022, and in accordance with Amendment No. 16 to the Financing Agreement, on October 28, 2022 the maturity date of the Financing Agreement was extended to November 30, 2022.

On September 30, 2022, we closed on an additional private placement offering with the Preferred Stock Investor, pursuant to which we issued and sold 7,000 shares of the Company’s Preferred Stock for an aggregate offering price of $7.0 million. In addition, in lieu of issuing, selling and delivering 263,666 shares of Common Stock to the Preferred Stock Investor, we agreed to pay the Preferred Stock Investor, on the later of (i) the maturity date of the Preferred Stock of December 31, 2022, which shall be automatically extended, on a day-for-day basis, to the extent the maturity date under the Financing Agreement is extended, but by no more than a total of 60 days without the consent of the holders representing at least 66 2/3% of the outstanding shares of Preferred Stock (the “Preferred Stock Maturity Date”) or (ii) the date our obligations under the Financing Agreement are paid in full, a make-whole payment equal to 263,666 multiplied by the closing price of our Common Stock on the principal securities exchange or securities market on which the Common Stock is then traded, on the day prior to the date of payment of the make-whole payment. See Note 10, Mandatory Redeemable Preferred Stock and Stockholders’ Deficit for additional information regarding the equity financing with the Preferred Stock Investor.

In connection with the closing of the private placement offering with the Preferred Stock Investor on September 30, 2022, and in accordance with Amendment No. 16 to the Financing Agreement, on September 30, 2022, we issued warrants (“Lender Warrants”) to the Lenders to purchase an aggregate of 125,000 shares of Common Stock and the maturity date of the Financing Agreement was extended to October 31, 2022. The Lender Warrants have an exercise price of $0.01 per share of Common Stock, subject to certain adjustment as provided therein, and an expiration date of September 30, 2032. The Lender Warrants may also be exercised via cashless exercise pursuant to the terms thereof.

On October 28, 2022, we closed on an additional private placement offering with the Preferred Stock Investor, pursuant to which we issued and sold 7,000 shares of the Company’s Preferred Stock for an aggregate offering price of $7.0 million. In addition, in lieu of issuing, selling and delivering 263,666 shares of Common Stock to the Preferred Stock Investor, we agreed to pay the Preferred Stock Investor, on the later of (i) the Preferred Stock Maturity Date or (ii) the date our obligations under the Financing Agreement are paid in full, a make-whole payment equal to 263,666 multiplied by the closing price of our Common Stock on the principal securities exchange or securities market on which the Common Stock is then traded, on the day prior to the date of payment of the make-whole payment.

In connection with the closing of the private placement offering with the Preferred Stock Investor on October 28, 2022, and in accordance with Amendment No. 16 to the Financing Agreement, on October 28, 2022, we issued Lender Warrants to purchase an aggregate of 125,000 shares of Common Stock, pursuant to a subscription agreement and the maturity date of the Financing Agreement was extended to November 30, 2022. See Note 16, Subsequent Events for additional information regarding amendments to the Financing Agreement.

To address our capital needs, we are pursuing various equity and debt refinancing and other strategic alternatives, including the possibility that we will file for Chapter 11 protection if our equity and debt refinancing or other strategic alternatives fail prior to the maturity date of our Financing Agreement. The equity financing alternatives may include the private placement of equity, equity-linked, or other similar instruments or obligations with one or more investors, lenders, or other institutional counterparties or an underwritten public equity or equity-linked securities offering. Our ability to sell equity securities may be limited by market conditions, including the market price of our common stock, and our available authorized shares. To the extent that we raise additional capital through the sale of such securities, the ownership interests of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we are not successful in obtaining additional financing, we could be forced to discontinue or curtail our business operations, sell assets at unfavorable prices, or merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us. Along with considering additional financings and other strategic alternatives, we have reviewed numerous potential scenarios in connection with steps that we may take to reduce our operating expenses.

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

In August 2021, we filed a supplemental New Drug Application (“NDA”) with the FDA to modify the testing specifications for ANNOVERA to allow increased consistency of supply of ANNOVERA. In May 2022, the FDA approved the supplemental NDA for ANNOVERA. With the FDA approval of the supplemental NDA, we expect our third-party contract manufacturer will be able to supply us with sufficient ANNOVERA to better meet customer demand.

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

We market and sell IMVEXXY in the U.S. and have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S. We have entered into a license and supply agreement (the “Knight License Agreement”), with Knight Therapeutics, Inc. (“Knight”) pursuant to which, we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel. We have entered into a licensing and supply agreement (the “Theramex License Agreement”) with Theramex HQ UK Limited (“Theramex”) pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. As of September 30, 2022, no IMVEXXY sales have been made through these licensing agreements.

BIJUVA (estradiol and progesterone) capsules, 1 mg/100 mg

This pharmaceutical product is the first and only FDA approved bioidentical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate-to-severe vasomotor symptoms (commonly known as hot flashes or flushes) due to menopause in women with a uterus. We market and sell BIJUVA in the U.S. and have entered into licensing agreements with third parties to market and sell BIJUVA outside of the U.S. We have entered into the Knight License Agreement with Knight pursuant to which we granted Knight an exclusive license to commercialize BIJUVA in Canada and Israel. We have entered into the Theramex License Agreement with Theramex pursuant to which we granted Theramex an exclusive license to commercialize BIJUVA for human use outside of the U.S., except for Canada and Israel. We recorded BIJUVA sales through the Theramex License Agreement of $0.4 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022 and 2021, no BIJUVA sales were made through the Knight License Agreement.

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

Results of operations

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Revenue. Our total revenue for the third quarter of 2022 was $20.9 million, a decrease of $4.5 million, or 17.7%, compared to the third quarter of 2021.

The following table sets forth our revenue during these periods (in thousands):

	Three Months Ended September 30,
	2022	2021
Product revenue:
ANNOVERA	$10,415	$11,807
IMVEXXY	6,947	8,016
BIJUVA	2,663	3,298
Prescription vitamin	892	1,335
Product revenue, net	20,917	24,456
License and service	—	950
Total revenue, net	$20,917	$25,406

Our sales of ANNOVERA were $10.4 million for the third quarter of 2022, a decrease of $1.4 million, or 11.8%, compared to the third quarter of 2021. This decrease was primarily due to a 13.4% decrease in the average sale price due to fluctuations in constrains of variable consideration (product returns, chargebacks, rebates, coupons, discounts and wholesaler fees) on revenue, partially offset by a 1.9% increase in sales volume.

Our sales of IMVEXXY were $6.9 million for the third quarter of 2022, a decrease of $1.1 million, or 13.3%, compared to the third quarter of 2021. This decrease was primarily due to a 24.0% decrease in the average sale price due to fluctuations in revenue constraints, partially offset by a 14.0% increase in sales volume.

Our sales of BIJUVA were $2.7 million for the third quarter of 2022, a decrease of $0.6 million, or 19.3%, compared to the third quarter of 2021. Included in our BIJUVA sales for the third quarter of 2022 was $0.4 million of sales made through the Theramex License Agreement. Without the sales made through the Theramex License Agreement, our sales of BIJUVA were $2.3 million for the third quarter of 2022, a decrease of $0.3 million, or 11.2%, compared to the third quarter of 2021. This decrease was primarily attributable to a 16.6% decrease in the average sale price due to fluctuations in revenue constraints, partially offset by a 6.5% increase in sales volume.

Our prescription vitamin sales were $0.9 million for the third quarter of 2022, a decrease of $0.4 million, or 33.2%, compared to the third quarter of 2021. This decrease was primarily due to a 30.8% decrease in sales volume and 3.4% decrease in the average sale price due to fluctuations in revenue constraints.

On a consolidated basis, our total product sales were $20.9 million for the third quarter of 2022, a decrease of $3.5 million, or 14.5%, compared to the third quarter of 2021.

We recorded less than $0.1 million of service revenue related to pharmacy services provided by our vitaCare business to pharmaceutical companies for the third quarter of 2021 and no service revenue related to pharmacy services for the third quarter of 2022 due to our divesture of our vitaCare business earlier in 2022. We recorded no license revenue for the third quarter of 2022, and $0.9 million for the third quarter of 2021. This change in license revenue was entirely due to the timing of achieving previously established milestone payment targets.

Gross profit. Our gross profit for the third quarter of 2022 was $17.1 million, a decrease of $3.0 million, or 14.9%, compared to the third quarter of 2021. The following table sets forth our gross profit during these periods (in thousands):

	Three Months Ended September 30,
	2022	2021
Product	$17,129	$19,174
License and service	-	950
Total gross profit	$17,129	$20,124

The decrease in our gross profit was a result a decrease of 14.5% in product revenue for the third quarter of 2022, partially offset by an increase in our product gross margin of 3.5% to 81.9% for the third quarter of 2022. The increase in product gross margins was mainly due to changes in product sales mix during the third quarter of 2022.

Operating expenses. Total operating expenses for the third quarter of 2022 were $37.9 million, a decrease of $22.2 million, or 36.9%, compared to the third quarter of 2021. The decrease in operating expenses reflects our efforts to reduce operating expenses, including the reduction of vitaCare operating expenses in connection with its divestiture in April 2022.

The following table sets forth our operating expense categories (in thousands):

	Three Months Ended September 30,
	2022	2021
Selling and marketing	$19,129	$30,005
General and administrative	17,635	28,435
Research and development	1,112	1,605
Total operating expenses	$37,876	$60,045

Our selling and marketing costs were $19.1 million for the third quarter of 2022, a decrease of $10.9 million, or 36.2%, compared to the third quarter of 2021. This decrease was primarily due to $11.3 million in lower advertising and marketing expenses, $1.9 million in lower compensation and employee benefit costs, and $0.2 million in lower sales conference and travel expenses. These decreases were partially offset by $1.9 million in vitaCare service fee for the third quarter of 2022, $0.5 million in higher samples expense and $0.2 million in higher software development expenses.

Our general and administrative costs were $17.6 million for the third quarter of 2022, which included cash and accelerated equity severances amounting to $4.8 million for our former chief executive officer. Our general and administrative costs decreased $10.8 million, or 38.0%, compared to the third quarter of 2021, which included cash and accelerated equity severances amounting to $7.3 million for certain of our former senior executives. The overall decrease in general and administrative costs was primarily related to $9.2 million in lower compensation and employee benefit costs, $0.8 million in lower information technology expenditures, and $0.5 in lower corporate rent.

Our R&D costs were $1.1 million for the third quarter of 2022, a decrease of $0.5 million, or 30.7%, compared to the third quarter of 2021. This decrease was primarily attributable to $0.3 million in lower compensation and employee benefit costs and $0.2 million in lower lab research and sample testing costs. As we refocus our resources towards the continued commercialization of our pharmaceutical products, our R&D expenditures have declined over the last few years. We continue to deploy limited resources in the development of new products, to perform stability testing and validation on our pharmaceutical products, to develop and validate secondary manufacturers, to prepare regulatory submissions, and work with regulatory authorities on existing submissions.

Loss from operations. For the third quarter of 2022, we had a loss from operations of $20.7 million, a decrease of $19.2 million, or 48.0%, compared to the third quarter of 2021. This decrease was attributable to $22.2 million in lower operating expenses, partially offset by a $3.0 million in lower gross profit. We anticipate that we will continue to have operating losses for the near future until we are able to successfully commercialize ANNOVERA, IMVEXXY and BIJUVA, although there is no assurance that our efforts will be successful.

Other income/expense, net. For the third quarter of 2022, we had non-operating expense of $8.5 million, an increase of $1.0 million, or 13.1%, compared to the third quarter of 2021. This increase was primarily attributable to $3.5 million of expense for accretion of Series A Preferred Stock recorded for the third quarter of 2022 and $1.1 million in higher amortization of deferred financing costs compared to the third quarter of 2021. These increases were partially offset by $3.1 million in lower interest expense related to lower average debt balance and $0.7 million in lower interest prepayment fee due to elimination of prepayment fees with Amendment No. 9 to the Financing Agreement.

Provision for income taxes. For the third quarter of 2022, we recorded a reduction to provision for income taxes of $0.3 million compared to no provision for income taxes for the third quarter of 2022.

Net loss. For the third quarter of 2022, we had net loss of $29.0 million, or $3.13 per basic and diluted common share, compared to $47.4 million, or $5.62 per basic and diluted common share for the third quarter of 2021. The historical per share data have been adjusted to give effect of the May 2022 reverse stock split.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Revenue. Our total revenue for the first nine months of 2022 was $68.8 million, an increase of $0.5 million, or 0.8%, compared to the first nine months of 2021.

The following table sets forth our revenue during these periods (in thousands):

	Nine Months Ended September 30,
	2022	2021
Product revenue:
ANNOVERA	$37,196	$30,112
IMVEXXY	20,583	24,866
BIJUVA	7,877	7,899
Prescription vitamin	2,671	4,162
Product revenue, net	68,327	67,039
License and service	484	1,234
Total revenue, net	$68,811	$68,273

Our sales of ANNOVERA were $37.2 million for the first nine months of 2022, an increase of $7.1 million, or 23.5%, compared to the first nine months of 2021. This increase was primarily due to a 32.1% increase in sales volume, partially offset by a 6.5% decrease in the average sale price due to fluctuations in revenue constraints.

Our sales of IMVEXXY were $20.6 million for the first nine months of 2022, a decrease of $4.3 million, or 17.2%, compared to the first nine months of 2021. This decrease was primarily attributable to a 17.0% decrease in the average sales price due to fluctuations in revenue constraints and a 0.2% decrease in sales volume.

Our sales of BIJUVA were $7.9 million for the first nine months of 2022, which was flat when compared to the first nine months of 2021. Included in our BIJUVA sales for the first nine months of 2022 and 2021 was $1.4 million and $0.7 million, respectively, of sales made through the Theramex License Agreement. Without the sales made through the Theramex License Agreement, our sales of BIJUVA were $6.5 million for the first nine months of 2022, a decrease of $0.7 million, or 10.0%, compared to the first nine months of 2021. This decrease was primarily attributable to a 9.3% decrease in the average sale price due to fluctuations in revenue constraints and a 0.8% decrease in sales volume.

Our prescription vitamin sales were $2.7 million for the first nine months of 2022, a decrease of $1.5 million, or 35.8%, compared to the first nine months of 2021. This decrease was primarily due to a 28.1% decrease in sales volume and a 10.8% decrease in the average sale price due to fluctuations in revenue constraints.

On a consolidated basis, our total product sales were $68.3 million for the first nine months of 2022, an increase of $1.3 million, or 1.9%, compared to the first nine months of 2021.

We recorded service revenue related to pharmacy services provided by our vitaCare business to pharmaceutical companies of $0.5 million for the first nine months of 2022, an increase of $0.4 million, compared to the first nine months of 2021. We recorded no license revenue for the first nine months of 2022 and our license revenue was $1.2 million for the first nine months of 2021. This change in license revenue was entirely due to the timing of achieving previously established milestone payment targets.

Gross profit. Our gross profit for the first nine months of 2022 was $55.4 million, an increase of $1.3 million, or 2.3%, compared to the first nine months of 2021. The following table sets forth our gross profit during these periods (in thousands):

	Nine Months Ended September 30,
	2022	2021
Product	$54,939	$52,938
License and service	484	1,234
Total gross profit	$55,423	$54,172

The increase in our gross profit was a result an increase of 1.4% in our product gross margin to 80.4% and an increase of 1.9% in product revenue for the first nine months of 2022. The increase in product gross margins was mainly due to changes in product sales mix during the first nine months of 2022.

Operating expenses. Total operating expenses for the first nine months of 2022 were $121.2 million, a decrease of $37.3 million, or 23.5%, compared to the first nine months of 2021. The decrease in operating expenses reflects our efforts to reduce operating expenses, including the reduction of vitaCare operating expenses in connection with its divestiture in April 2022. The following table sets forth our operating expense categories (in thousands):

	Nine Months Ended September 30,
	2022	2021
Selling and marketing	$61,703	$86,193
General and administrative	55,445	66,691
Research and development	4,092	5,666
Total operating expenses	$121,240	$158,550

Our selling and marketing costs were $61.7 million for the first nine months of 2022, a decrease of $24.5 million, or 28.4%, compared to the first nine months of 2021. This decrease was primarily due to $27.3 million in lower advertising and marketing expenses and $2.4 million in lower compensation and employee benefit costs and consulting expenses. These decreases were partially offset by $3.5 million in vitaCare service fee recorded for the first nine months of 2022, $1.2 million in higher sales conference and travel expenses, and $0.7 million in higher software development expenses.

Our general and administrative costs were $55.4 million for the first nine months of 2022, a decrease of $11.2 million, or 16.9%, compared to the first nine months of 2021. This decrease was primarily related to $12.1 million in lower compensation and employee benefit costs, $2.7 million in lower information technology expenditures, $1.0 in lower corporate rent, and $0.4 million in lower investor relations expenses. These decreases were partially offset by $4.8 million in higher expenditures attributable to various professional fees, such as legal, consulting, etc.

Our R&D costs were $4.1 million for the first nine months of 2022, a decrease of $1.6 million, or 27.8%, compared to the first nine months of 2021. This decrease was primarily attributable to $1.3 million in lower compensation and employee benefit costs, partially offset by $0.2 million in higher lab research costs. As we refocus our resources towards the continued commercialization of our pharmaceutical products, our R&D expenditures have declined over the last few years. We continue to deploy limited resources in the development of new products, to perform stability testing and validation on our pharmaceutical products, to develop and validate secondary manufacturers, to prepare regulatory submissions, and work with regulatory authorities on existing submissions.

Loss from operations. For the first nine months of 2022, we had a loss from operations of $65.8 million, a decrease of $38.6 million, or 36.9%, compared to the first nine months of 2021. This decrease was attributable to $37.3 million in lower operating expenses and $1.3 million in higher gross profit. We anticipate that we will continue to have operating losses for the near future until we are able to successfully commercialize ANNOVERA, IMVEXXY and BIJUVA, although there is no assurance that our efforts will be successful.

Other income/expense, net. For the first nine months of 2022, we had non-operating income of $100.4 million compared to non-operating expense of $25.1 million for the first nine months of 2021. This $125.5 million positive change was primarily attributable to the $143.4 million gain on the sale of the vitaCare business, net of transaction costs, $6.3 million in lower interest expense related to lower debt balance, and $4.0 million in lower interest prepayment fee due to the elimination of prepayment fees with Amendment No. 9 to the Financing Agreement. These positive changes were partially offset by $15.9 million in higher amortization of deferred financing costs, and $8.4 million in loss on extinguishment of debt in connection with Amendment No. 9 to the Financing Agreement, which is recorded as an extinguishment of debt for accounting purposes, compared to the first nine months of 2021.

Provision for income taxes. For the first nine months of 2022, we recorded a provision for income taxes of $0.3 million compared to no provision for income taxes for the first nine months of 2021.

Net loss/income. For the first nine months of 2022, we had net income of $34.3 million, or $3.86 per basic common share and $3.73 per diluted common share. Our results for the first nine months of 2022 included a non-recurring gain on sale of business related to the vitaCare Divestiture of $143.0 million, net of taxes, or $16.12 per basic common share and $15.55 per diluted common share. Without the non-recurring gain, we would have had a net loss of $108.8 million, or $12.26 per basic and diluted common share, for the first nine months of 2022 compared to a net loss of $129.5 million, or $16.68 per basic and diluted common share, for the first nine months of 2021. The historical per share data have been adjusted to give effect to the May 2022 reverse stock split.

Liquidity and capital resources

Our primary use of cash is to fund the continued commercialization of our hormone therapy and contraceptive products. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities. As of September 30, 2022, we had cash totaling $27.1 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. We have never experienced any losses related to these funds.

On April 14, 2022, we completed the vitaCare Divestiture and included $11.3 million of customary holdbacks, as provided in the Purchase Agreement, which is recorded as restricted cash in the consolidated balance sheets. The restricted cash is held by an escrow agent and will be released to us in April 2023 upon a joint written direction from the buyer and us being delivered to the escrow agent to disburse to us an amount equal to the amount of escrow funds less any amounts subject to a claim notice in accordance with the terms set forth in the Purchase Agreement. Any amounts subject to a claim notice in accordance with the terms set forth in the Purchase Agreement shall be retained by the escrow agent until each such claim subject thereto is resolved. Additionally, we may receive up to an additional $7.0 million in earn-out consideration, contingent upon vitaCare’s financial performance through 2023 as determined in accordance with the terms of the Purchase Agreement. We utilized $120.0 million of net proceeds from the vitaCare Divestiture to make a prepayment of the loans under the Financing Agreement under the terms of Amendment No. 9 of the Financing Agreement.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans for to satisfy our such needs in the short-term and in the long-term.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(63,850)	$(103,135)
Net cash provided by (used in) investing activities	142,316	(709)
Net cash (used in) provided by financing activities	(105,258)	128,199
Net (decrease) increase in cash and restricted cash	$(26,792)	$24,355

Operating Activities. The principal use of cash in operating activities was to fund our current expenditures in support of our continued commercialization activities for ANNOVERA, IMVEXXY, and BIJUVA, sales, marketing, scale-up and manufacturing activities, adjusted for non-cash items. For the first nine months of 2022, net cash used in operating activities was $63.9 million, compared to net cash used in operating activities of $103.1 million for the first nine months of 2021. This decrease of $39.3 million, or 38.1%, was primarily due to a $124.5 million decrease in adjustments to reconcile net income (loss) to net cash used in operating activities, partially offset by a $163.8 million increase in our net income.

Investing Activities. For the first nine months of 2022, net cash provided by investing activities was $142.3 million, compared to net cash used in investing activities of $0.7 million for the first nine months of 2021. This increase of $143.0 million was primarily due to $142.6 million in proceeds from the 2022 sale of the vitaCare business, net of transaction costs, partially offset by lower patent related costs of $0.4 million, and lower fixed asset purchases.

Financing Activities. Financing activities have historically represented the principal source of our cash flow. For the first nine months of 2022, net cash used in financing activities was $105.3 million, compared to net cash provided by financing activities of $128.2 million for the first nine months of 2021. This negative change of $233.5 million was primarily related to $180.4 million in lower net proceeds from sales of our common stock and $75.0 million in higher repayment of debt. These negative changes were partially offset by $4.4 million in payments of debt financing fees in 2021, and $18.0 million in net proceeds from the sale of Series A Preferred Stock.

For additional details, see the consolidated statements of cash flows and Note 16, Subsequent events, in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable. Our net days sales outstanding (“DSO”) is calculated by dividing average gross accounts receivable less the reserve for doubtful accounts, chargebacks, and payment discounts by the average daily net product revenue during the last four quarters for each respective quarterly period. Our net DSO was 145 days as of September 30, 2022, compared to 146 days as of December 31, 2021 and 125 days as of September 30, 2021. Our gross DSO is calculated by dividing average gross accounts receivable by the average daily gross product revenue to distributors during the last four quarters for each respective quarterly period. Our gross DSO was 65 days as of September 30, 2022, compared to 72 days as of December 31, 2021 and 61 days as of September 30, 2021. Our DSOs have fluctuated and will continue to fluctuate in the future due to variety of factors, including longer payment terms associated with the continued commercialization of ANNOVERA, IMVEXXY, and BIJUVA and changes in the healthcare industry. Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the COVID-19 pandemic, or other customer-specific factors. Although we have historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables in the future.

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

Debt. We had $94.4 million and $200.0 million in term loans outstanding under our Financing Agreement as of September 30, 2022 and December 31, 2021, respectively. For additional information, see Note 8, Debt and Note 16, Subsequent events, in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Contractual obligations, off-balance sheet arrangements and purchase commitments and employment agreements

Except for entering into Amendment No. 9 to the Financing Agreement in March 2022, Amendments 10 and 11 to the Financing Agreement in May 2022, Amendments 12 through 16 to the Financing Agreement in July 2022, make whole payments we owe to the Preferred Stock Investor under the Subscription Agreements we entered into in July, September and October 2022, and the long-term services agreement with vitaCare, which we are required to pay a minimum service fee for each respective annual contract year, there were no other material changes from December 31, 2021 to September 30, 2022. Our estimated minimum service fee commitments for vitaCare are as follows: $2.0 million for the period from October 1, 2022 to December 31, 2022, $10.7 million for 2023, $13.4 million for 2024, $15.4 million for 2025, $16.2 million for 2026, and $5.5 million for the period from January 1, 2027 to April 14, 2027. See Note 10 – Mandatory Redeemable Preferred Stock and Stockholders’ Deficit for additional information regarding the equity financing with the Preferred Stock Investor. For discussion on amendments to the Financing Agreement, see Note 8, Debt and Note 16, Subsequent events, in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report. For a discussion of matters in this section, refer to Item 7 - Contractual obligations, off-balance sheet arrangements and purchase commitments and employment agreements of our 2021 10-K Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officers and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q Report. Based on that evaluation, our Chief Executive Officers and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this 10-Q Report were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officers and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officers and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in internal controls over financing reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2022.

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

Our level of indebtedness and other liabilities, and the terms of the Financing Agreement, which matures in November 2022, raise substantial doubt about our ability to continue as a going concern.

Our substantial amount of indebtedness and other liabilities could adversely affect our business. As of September 30, 2022, we had $94.4 million of debt outstanding under the Financing Agreement. In addition, in the third quarter of 2022, we issued 22 thousand shares of our newly-designated Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and we issued an additional seven thousand shares of Series A Preferred Stock in October 2022. The Series A Preferred Stock has a liquidation preference equal to $1,333 per share of Series A Preferred Stock and matures on December 31, 2022, subject to certain extension terms, as set forth in the Certificate of Designation, Preferences and Rights of Series A Preferred Stock (the “Certificate of Designation”), and the Company is required to redeem the shares on such date at a redemption price per share of Series A Preferred Stock, payable in cash, equal to the liquidation preference. In addition, we have incurred make-whole payments we owe to Rubric Capital Management LP under the Subscription Agreements pursuant to which the Series A Preferred Stock was issued.

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

In addition, our Financing Agreement matures on November 30, 2022, and the entire principal balance under the Financing Agreement is due and payable as of such date. Our current cash on hand is not sufficient to pay the amounts due under the Financing Agreement. This raises substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to repay the entire principal balance of the Financing Agreement upon maturity. The report of our independent registered public accounting firm on our audited financial statements contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements as of and for the year ended December 31, 2021 and our unaudited financial statements as of and for the three and nine months ended September 30, 2022 do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further, we currently have approximately 1.1 million shares of Common Stock available to be issued under our current authorization, which limits our ability to raise capital through equity financing. In addition, the Certificate of Designation establishing the powers, designations, preferences and privileges and the qualifications, limitations or restrictions of our Series A Preferred Stock contains restrictions that could limit our ability to raise more capital, including a prohibition on incurring certain indebtedness or liens. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant cash flows, we expect to satisfy our future cash needs through debt or equity financing; however, there can be no assurance that such capital will be available, or if available, that it will be on terms acceptable to us.

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

Item 2.	Unregistered sales of equity securities and use of proceeds

None.

Item 3.	Defaults upon senior securities

None.

Item 4.	Mine safety disclosures

None.

Item 5.	Other information

None.

Item 6.	Exhibits
Exhibit No.	Description

3.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock(1)

3.2	Third Amendment to Bylaws of the Company, dated July 29, 2022(1)

10.1†

Amendment No. 12 to the Financing Agreement, dated July 13, 2022, by and among TherapeuticsMD, Inc. as the Borrower, vitaMedMD, LLC, BocaGreenMD, Inc. and vitaCare Prescription Services, Inc. as the Guarantors, TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC as the Lenders

10.2†

Amendment No. 13 to the Financing Agreement, dated July 24, 2022, by and among TherapeuticsMD, Inc. as the Borrower, vitaMedMD, LLC, BocaGreenMD, Inc. and vitaCare Prescription Services, Inc. as the Guarantors, TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC as the Lenders

10.3†

Amendment No. 14 to the Financing Agreement, dated July 27, 2022, by and among TherapeuticsMD, Inc. as the Borrower, vitaMedMD, LLC, BocaGreenMD, Inc. and vitaCare Prescription Services, Inc. as the Guarantors, TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC as the Lenders

10.4†

Amendment No. 15 to the Financing Agreement, dated July 28, 2022, by and among TherapeuticsMD, Inc. as the Borrower, vitaMedMD, LLC, BocaGreenMD, Inc. and vitaCare Prescription Services, Inc. as the Guarantors, TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC as the Lenders

10.5

Amendment No. 16 to the Financing Agreement, dated July 29, 2022, by and among TherapeuticsMD, Inc. as the Borrower, vitaMedMD, LLC, BocaGreenMD, Inc. and vitaCare Prescription Services, Inc. as the Guarantors, TPG Specialty Lending, Inc., Top IV Talents, LLC and Tao Talents, LLC as the Lenders(1)

10.6	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated July 29, 2022(1)

10.7	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated July 29, 2022(1)

10.8	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated September 30, 2022(2)

10.9	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated September 30, 2022(2)

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.3†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1††	Section 1350 Certification of Chief Executive Officer

32.2††	Section 1350 Certification of Chief Executive Officer

32.3††	Section 1350 Certification of Chief Financial Officer

101†	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q

104†	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
†	Filed herewith.
††	Furnished
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	TherapeuticsMD, Inc.

/s/ Brian Bernick
Brian Bernick
Interim Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ Mark Glickman
Mark Glickman
Interim Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ Michael C. Donegan
Michael C. Donegan
Interim Chief Financial Officer, Chief Accounting Officer and Vice President Finance (Principal Financial and Accounting Officer)