Form 10-K/A
period 2022-12-31
TherapeuticsMD, Inc.
filed 2023-05-01
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-00100

THERAPEUTICSMD, INC.
(Exact name of Registrant as specified in its Charter)

Nevada	87-0233535
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

951 Yamato Road , Suite 220
Boca Raton , Florida	33431
(Address of principal executive offices)	(Zip Code)
561
-
961-1900
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

common equity held by

non-affiliates

computed by reference to the market price at which the common equity was last sold was $
87,323,238
.
As of April 20, 2023, there were outstanding 10,135,323 shares of the registrant’s common stock, par value $0.001 per share.

Auditor Firm Id: (PCAOB ID Number 248 )	Auditor Name: GRANT THORNTON LLP	Auditor Location: Miami, Florida

Table of Contents
EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A,
or the Form
10-K/A,
is being filed by TherapeuticsMD, Inc., or the Company, in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K,
which information was omitted from the Company’s Form
10-K
for the fiscal year ended December 31, 2022, or the Original Form
10-K,
in reliance on Instruction G to Form
10-K.
The Original Form
10-K
was filed with the Securities and Exchange Commission, or SEC, on April 7, 2023.
The Company does not expect to file its definitive proxy statement for its upcoming annual stockholders’ meeting within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form
10-K).
Therefore, the Company is filing this Form
10-K/A
in order to include information that would have been contained in the definitive proxy statement into the Original Form
10-K.
The Company is also filing as exhibits to this Form
10-K/A
new certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Form
10-K/A,
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not filing new certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this Form
10-K/A.
Finally, the Company is filing this Form
10-K/A
to delete the reference on the cover of the Original Form
10-K
to the incorporation by reference of portions of its definitive proxy statement into Part III of the Original Form
10-K.
This Form
10-K/A
is limited in scope to the items identified above and should be read in conjunction with the Original Form
10-K
and the Company’s other filings with the SEC. This Form
10-K/A
does not reflect events occurring after the filing of the Original Form
10-K
or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form
10-K.

TABLE OF CONTENTS

Part III

Part IV

Item 15.	Exhibits and Financial Statement Schedules	26
	Signatures	32

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information regarding the current directors of the Company.

Name	Age	Position
Tommy G. Thompson	80	Chairman of the Board (2)
Cooper C. Collins	43	Director (1)(2)
Gail K. Naughton, Ph.D.	67	Director (1)
Justin Roberts	40	Director (1)(2)

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

TOMMY G. THOMPSON Chairman of the Board Director Since: 2012 Age: 80 Committee: Audit

Biographical Information

Tommy G. Thompson served as the Chairman of the Board of Directors and a director of our company from May 2012 until he was appointed as Executive Chairman of the Board of Directors on September 6, 2022. From July 2020 until March 2022, Secretary Thompson served as the Interim President of the University of Wisconsin system. Secretary Thompson also serves as the Chief Executive Officer of Thompson Holdings, a consulting firm. As the Governor of Wisconsin from January 1987 to February 2001, Secretary Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform, and for his work toward expanding healthcare access across all segments of society. As the former Secretary of the U.S. Department of Health & Human Services, or HHS, from February 2001 to January 2005, Secretary Thompson served as the nation’s leading advocate for the health and welfare of all Americans. Secretary Thompson was a partner in the law firm of Akin Gump Strauss Hauer & Feld LLP, or Akin Gump, from March 2005 to January 2012, when he resigned to run for the United States Senate. Secretary Thompson served as an Independent Chairman of the Deloitte Center for Health Solutions, a healthcare consulting company, from March 2005 to May 2009. At the Deloitte Center for Health Solutions and at Akin Gump, Secretary Thompson built on his efforts at HHS to work toward developing solutions to the healthcare challenges facing American families, businesses, communities, states, and the nation as a whole. Secretary Thompson has also served as the President of Logistics Health, Inc., a provider of medical readiness and homeland security solutions, from February 2005 to January 2011. Secretary Thompson has served as a Senior Fellow for the Bipartisan Policy Center, a non-profit organization focused on bipartisan advocacy and policymaking, since July 2013. Secretary Thompson also serves as a member of the board of directors for United Therapeutics Corporation [NASDAQ: UTHR] and Physicians Realty Trust [NYSE: DOC]. Secretary Thompson also served as a member of the boards of directors of Tyme Technologies, Inc. [NASDAQ: TYMI] from August 2017 to February 2020, C. R. Bard, Inc. [NYSE: BCR] from August 2005 to January 2018 and Centene Corporation [NYSE: CNC] from April 2005 to January 2022, and has historically served on the boards of directors of other public companies.

Key Qualifications and Experience

We believe Secretary Thompson’s experience in public service and on the boards of directors of numerous public companies, particularly his services and knowledge related to the healthcare industry as a whole, makes him well suited to serve on our Board of Directors. Secretary Thompson received both his B.S. and J.D. from the University of Wisconsin-Madison.

COOPER C. COLLINS Director Since: 2012 Age: 43 Committees: Audit Compensation

Biographical Information

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

Key Qualifications and Experience

We believe Mr. Collins’ specialty pharmaceutical company knowledge and executive experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. While on a football scholarship, Mr. Collins received a B.A. from Nicholls State University, where he later received an M.B.A.

GAIL K. NAUGHTON, PH.D. Director Since: 2020 Age: 67 Committee: Compensation

Biographical Information

Gail K. Naughton, Ph.D. has served as a director of our company since March 2020. Dr. Naughton has served as the Chief Scientific Officer and Chief Business Development Officer of Histogen, a company she founded which is focused on the development of novel solutions based on the products of cells grown under simulated embryonic conditions, since April 2017. Dr. Naughton served as the Chairman and Chief Executive Officer of Histogen from June 2007 until April 2017. Prior to Histogen, Dr. Naughton was the Vice Chairman of Advanced Tissue Sciences, Inc., a human-based tissue engineering company, from March 2002 to October 2002, President from August 2000 to March 2002, President and Chief Operating Officer from 1995 to 2000 and Executive Vice President, Chief Operating Officer from 1991 to 1995. Dr. Naughton also served as Dean of the College of Business Administration at San Diego State University from August 2002 to June 2011. She has spent over 30 years extensively researching the tissue engineering process, holds over 105 U.S. and foreign patents, and has founded two regenerative medicine companies. Dr. Naughton has brought several tissue engineered products to market including a product for severe burns (TransCyte), a dermal replacement for diabetic ulcers (Dermagraft), an aesthetic dermal filler (Cosmederm/Cosmeplast), and SkinMedica’s TNS product for skin care. Dr. Naughton has been extensively published and a frequent speaker in the field of tissue engineering. In 2000, Dr. Naughton received the 27th Annual National Inventor of the Year award by the Intellectual Property Owners Association in honor of her pioneering work in the field of tissue engineering. Dr. Naughton also serves as a member of the board of directors for CEL-SCI Corporation [NYSE American: CVM] and previously served as a member of several public company boards of directors since 1988, including Cytori Therapeutics, Inc. [NASDAQ: CYTX] from July 2014 until January 2018.

Key Qualifications and Experience

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

JUSTIN ROBERTS Director Since: 2022 Age: 40 Committees: Audit Compensation

Biographical Information

Mr. Roberts is a Partner at Rubric Capital Management LP, a role he has held since the formation of the company in 2016. He currently serves as a Non-Executive Director of Mereo BioPharma [NASDAQ: MREO]. Before Rubric he spent seven years at Point72 Asset Management. Mr. Roberts has also held roles at ZS Associates, Moore Capital Management, and began his career at Lehman Brothers as an investment banker in their M&A practice.

Key Qualifications and Experience

We believe Mr. Roberts’ extensive executive experience, his finance background, and his service on other public company boards and committees, provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Roberts graduated with honors from Johns Hopkins University.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Marlan D. Walker	48	Chief Executive Officer

In connection with the Company’s transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Listed below are biographical descriptions of our current executive officer and our principal financial and accounting officer.

Marlan Walker has served as Chief Executive Officer of our company since December 2022. Previously he served as General Counsel of our company from March 2016. Mr. Walker previously also served as Chief Development Officer from April 2018 to December 2019 and as our Corporate and Intellectual Property Counsel from June 2013 until he became our General Counsel. Mr. Walker’s experience is focused in management of legal issues and risk in the life science industries across a variety of disciplines. His legal practice prior to his time at TherapeuticsMD included long-term portfolio strategy and management, patent preparation and prosecution, contract negotiation and drafting, life-cycle management, and Hatch-Waxman matters. After law school, he took a position at Greenberg Traurig, LLP in August 2005. In March of 2009, he moved to Luce Forward Hamilton & Scripps. Mr. Walker accepted an in-house position as Intellectual Property Counsel for Medicis Pharmaceutical Corp. in June 2011, which was acquired by Valeant Pharmaceutical International, Inc. in December 2012. In February 2013, Mr. Walker accepted a position at Kilpatrick Townsend & Stockton, but chose to move in-house again in June 2013, when he accepted a position at our company. Mr. Walker graduated from Arizona State University Sandra Day O’Connor College of Law with his J.D. in 2004, and an LL.M. in Intellectual Property Law at The George Washington University Law School in 2005. He holds a Master’s Degree in Molecular Biology and a B.S. degree, both earned from Brigham Young University.

Michael C. Donegan served as Interim Chief Financial Officer of our Company from April 2022, Chief Accounting Officer of our Company from November 2020 and Vice President Finance of our Company from April 2013. Mr. Donegan ceased serving in these roles effective as of December 30, 2022, however he is continuing to serve as the Company’s Principal Financial Officer and Principal Accounting Officer in a consulting capacity. Mr. Donegan has a 30-year background in accounting and finance. From August 2012 to April 2013, Mr. Donegan served as an independent consultant exclusively for our Company, where he conceptualized, designed and executed our Sarbanes-Oxley 404 compliance program. From August 2007 to August 2012, Mr. Donegan served as an independent consultant designing and implementing Sarbanes-Oxley 404 compliance programs for various non-accelerated filers and executed on pre-designed Sarbanes-Oxley 404 compliance programs for certain large accelerated filers. From January 2005 to August 2007, Mr. Donegan served as an independent consultant exclusively for Tyco International, where he enhanced and executed the Sarbanes-Oxley 404 compliance model with their corporate headquarters group. From November 2001 to December 2004, Mr. Donegan was Manager of Financial Systems at Tyco International at its global headquarters. From 1994 to 2001, Mr. Donegan held various positions in the global consolidation/SEC reporting group at Sensormatic Electronics Corporation culminating with the acquisition of Sensormatic Electronics Corporation by Tyco International in the fall of 2001 when he was the Manager of Financial Systems. Mr. Donegan began his career at Ernst & Young, LLP where he worked in both the audit and tax departments. Mr. Donegan earned his B.S. in Accounting and his Master of Accounting from the University of Florida.

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

Our Board of Directors has affirmatively determined, after considering all the relevant facts and circumstances, that each of Dr. Gail Naughton, and Messrs. Tommy G. Thompson, Cooper C. Collins and Justin Roberts is an independent director, and that Ms. Karen L. Ling and Messrs. Paul M. Bisaro, Jules A. Musing and Angus C. Russell were independent directors prior to their resignations in December 2022, as “independence” is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable Nasdaq rules. Mr. Hugh O’Dowd, our former Chief Executive Officer, was not considered an independent director prior to his resignation because of his executive position with our company. There are no family relationships among any of our directors or officers.

Committee Charters, Corporate Governance, and Code of Ethics

Our Board of Directors has adopted charters for the Audit and Compensation Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct and Ethics, and a Code of Ethics for the Chief Executive Officer and senior financial officers of our company. We post on our website, at www.therapeuticsmd.com, the charters of our Audit and Compensation Committees; our Corporate Governance Guidelines, Code of Conduct and Ethics, and Code of Ethics for the Chief Executive Officer and senior financial officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or Nasdaq. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices.

Executive Sessions

We regularly schedule executive sessions in which non-employee directors will meet without the presence or participation of management, with at least one of such sessions including only independent directors. Mr. Thompson, as the Executive Chairman of our Board of Directors, chairs the executive sessions.

Board Committees

Our Board of Directors has an Audit Committee and a Compensation Committee, each consisting entirely of independent directors.

Given the relatively small size of our Board of Directors and the desire to involve the entire Board of Directors in nominating decisions, we have elected to no longer have a separate Nominating Committee. Since we do not have a Nominating Committee, our independent directors, who currently constitute all of the Board of Directors, determine the director nominees. Our Board of Directors may employ a variety of methods for identifying and evaluating director nominees. If vacancies are anticipated or arise, our Board of Directors considers various potential candidates who may come to our attention through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated by our Board of Directors at any time during the year.

In evaluating a director candidate, our Board of Directors will review their qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of our business and technology, educational and professional background, personal accomplishments and other relevant factors. Our Board of Directors has not established any specific qualification standards for director nominees, and we do not have a formal diversity policy relating to the identification and evaluation of nominees for director, although from time to time the Board of Directors may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen. Our Board of Directors may also interview prospective nominees in person or by telephone. After completing this evaluation, the Board of Directors will determine the nominees. The Board has not adopted a formal process for considering director candidates who may be recommended by stockholders. However, our policy is to give due consideration to any and all such candidates.

Audit Committee
Members Cooper C. Collins, Chair Justin Roberts Tommy G. Thompson

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

The Audit Committee currently consists of Messrs. Collins, Thompson and Roberts, each an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC, with Mr. Collins serving as Chair. Mr. Russell served as the Chairman of the Audit Committee in 2021 and 2022 prior to his resignation from our Board of Directors in December 2022 and was an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC. Our Board of Directors has determined that Mr. Thompson (whose background is detailed above) qualifies as an “audit committee financial expert”, and that Mr. Russell qualified as an “audit committee financial expert”, in accordance with applicable rules and regulations of the SEC.

Compensation Committee
Members Gail Naughton, Chair Cooper C. Collins Justin Roberts	The purpose of the Compensation Committee includes, among other things, determining, or recommending to our Board of Directors for determination, the compensation of our Chief Executive Officer and other executive officers and directors, and discharging the responsibilities of our Board of Directors relating to our compensation programs. Pursuant to its charter, the Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee. The Compensation Committee currently consists of Dr. Naughton and Messrs. Collins and Roberts, each an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC, with Dr. Naughton serving as Chair. Ms. Ling and Mr. Musing each served as a member of the Compensation Committee, with Mr. Musing serving as Chair, until their resignations from our Board of Directors in December 2022, and each former member was an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC.

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

Our Board of Directors’ involvement in our business strategy and strategic plans plays a key role in its oversight of risk management, its assessment of management’s risk appetite, and its determination of the appropriate level of enterprise risk. Our Board of Directors receives updates at least quarterly from senior management and periodically from outside advisors regarding the various risks we face, including operational, cybersecurity and information technology, economic, financial, legal, regulatory, and competitive risks. Our Board of Directors also reviews the various risks we identify in our filings with the SEC as well as risks relating to various specific developments, such as debt and equity issuances.

The committees of our Board of Directors assist our Board of Directors in fulfilling its oversight role in certain areas of risks. The Audit Committee oversees the financial and reporting processes of our company and the audit of the financial statements of our company and provides assistance to our Board of Directors with respect to the oversight and integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualification and independence, and the performance of our independent auditor. The Audit Committee also receives reports regarding our compliance program and our cybersecurity and information technology programs. The Compensation Committee considers the risks that our compensation policies and practices may have in attracting, retaining, and motivating valued employees and endeavors to assure that it is not reasonably likely that our compensation plans and policies would create undue risk or have a material adverse effect on our company.

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

The Board Diversity Matrix set forth below reports self-identified diversity statistics for our Board of Directors in the format required by Nasdaq’s rules.

Board Diversity Matrix for TherapeuticsMD, Inc. (As of April 20, 2023)
Board size:
Total number of directors	4
Gender:	Female	Male	Non-Binary	Did not Disclose Gender
Directors	1	2	0	1

Number of Directors who identify in any of the categories below:

African American or Black	0	0	0	0

Alaskan Native or Native American	0	0	0	0

Asian	0	0	0	0

Hispanic or Latinx	0	0	0	0

Native Hawaiian or Pacific Islander	0	0	0	0

White	1	2	0	0

Two or More Races or Ethnicities	0	0	0	0

LGBTQ+	0

Did Not Disclose Demographic Background	1

Board Leadership Structure

We believe that effective board leadership structure depends on the experience, skills, and personal interaction among persons in leadership roles as well as the needs of our company at any point in time. We currently maintain separate roles between the Chief Executive Officer and the Executive Chairman of the Board of Directors in recognition of the differences between the two responsibilities. Our Chief Executive Officer is responsible for setting our strategic direction and day-to-day leadership and performance of our company. The Executive Chairman of the Board of Directors provides input to the Chief Executive Officer, sets the agenda for board meetings, and presides over meetings of the full Board of Directors as well as executive sessions of our Board of Directors. Our Board of Directors believes that our current leadership structure provides the most effective leadership model for our company, as it promotes balance between the Board of Directors’ independent authority to oversee our business and the Chief Executive Officer and his management team, which manage the business on a day-to-day basis.

Compensation Committee Interlocks and Insider Participation

During our fiscal years ended December 31, 2021 and December 31, 2022, Mr. Collins served as a member of the Compensation Committee. Ms. Ling and Mr. Musing served as members of the Compensation Committee until their resignations as members of the Board of Directors in December 2022 and Mr. Carroll served as a member of the Compensation Committee until his resignation as a member of the Board of Directors in December 2021.

None of Ms. Ling or Messrs. Collins or Musing have been at any time one of our officers or employees or had any relationship with us that requires disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the fiscal years ended December 31, 2021 and December 31, 2022, none of our executive officers served on the compensation committee or board of directors of any entity whose executive officers serve as a member of our Board of Directors or Compensation Committee.

Compensation Recovery Policy

In 2021, we adopted a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

Anti-Hedging and Anti-Pledging Policy

In April 2020, the Board of Directors amended the Company’s Code of Conduct and Ethics to include a policy regarding hedging and pledging transactions. Pursuant to the policy, directors, officers, and employees are prohibited from: (1) directly or indirectly engaging in any hedging transactions with respect to any directly or indirectly owned securities of the company, which includes the purchase of any financial instrument (including puts, calls, equity swaps, forward contracts, collars, exchange funds or other derivative securities) on an exchange or in any other market in order to hedge or offset any decrease in the market value of such securities; (2) engaging in short sale transactions or forward sale transactions or any short-term or speculative transactions in the company’s securities or in other transactions in the company’s securities that may lead to inadvertent violations of insider trading laws; and (3) pledging securities of the company as collateral for a loan or otherwise using securities of the company to secure a debt, including through the use of traditional margin accounts with a broker.

Board and Committee Meetings

Our Board of Directors held a total of 37 meetings during the fiscal year ended December 31, 2022. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which such director was a member.

During the fiscal year ended December 31, 2022, the Audit Committee held six meetings, the Compensation Committee held nine meetings and the Nominating and Corporate Governance Committee held two meetings.

Annual Meeting Attendance

We encourage our directors to attend each annual meeting of stockholders. All of our directors virtually attended the 2021 annual meeting of stockholders.

Communications with Directors

Stockholders may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to our Board of Directors of TherapeuticsMD, Inc. at the address set forth in this annual report c/o any specified individual director or directors. Any such letters are forwarded to the indicated directors. In addition, at the request of the Board of Directors, communications that do not directly relate to our Board of Directors’ duties and responsibilities as directors will be excluded from distribution. Such excluded items include, among others, “spam,” advertisements, mass mailings, form letters, and email campaigns that involve unduly large numbers of similar communications; solicitations for goods, services, employment or contributions; and surveys. Additionally, communications that appear to be unduly hostile, intimidating, threatening, illegal or similarly inappropriate will also be screened for omission. Any excluded communication will be made available to any director upon his or her request.

Item 11. Executive Compensation

As a smaller reporting company, the rules of the U.S. Securities and Exchange Commission permit us to omit the Compensation Discussion and Analysis section and to report the compensation of our principal executive officer, each of our two other most highly compensated executive officers who were serving as executive officers on December 31, 2022, our former principal executive officer, and two additional former executive officers for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer on December 31, 2022 (collectively, our NEOs).

For 2022, our NEOs were:

•	Marlan Walker, CEO

•	Brian Bernick, Former Interim co-CEO

•	Mark Glickman, Former Interim co-CEO

•	Hugh O’Dowd, Former CEO

•	James D’Arecca, Former CFO

•	Michael Donegan, Former Interim CFO

On September 6, 2022, Mr. Hugh O’Dowd ceased serving as Chief Executive Officer of our Company and Dr. Bernick and Mr. Glickman were appointed as Interim Co-Chief Executive Officers. On December 30, 2022, Dr. Bernick and Mr. Glickman ceased serving as Interim Co-Chief Executive Officers of our Company and Mr. Walker was appointed Chief Executive Officer. Mr. Donegan ceased serving as Interim Chief Financial Officer effective as of December 30, 2022, however he is continuing to serve as the Company’s Principal Financial Officer and Principal Accounting Officer in a consulting capacity. In connection with the Company’s transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022.

Fiscal Year 2022 Summary Compensation Table

The following table lists the compensation of our NEOs for the years provided. The following information includes the dollar value of salaries, bonus awards, the number of awards granted, non-equity incentive plan compensation, and certain other compensation, if any.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Total ($)
Marlan D. Walker(3) Chief Executive Officer	2022	424,500	207,500	(4)	292,656	(5)	—	466,875	26,224	(6)	1,417,755
	2021	415,000	—		1,090,987	(5)	—	66,400	24,806	(6)	1,597,193

Michael Donegan(3) Former Interim Chief Financial Officer	2022	307,308	90,000	(4)	135,072	(7)	—	295,500	18,860	(8)	846,740

Brian Bernick, M.D.(3) Former Interim Co-Chief Executive Officer	2022	500,000	250,000	(4)	292,656	(9)	—	812,500	18,860	(10)	1,624,016

Mark Glickman(3) Former Interim Co-Chief Executive Officer	2022	408,462	175,000	(4)	292,656	(11)	—	608,750	118,860	(12)	1,428,728

Hugh O’Dowd(3) Former Chief Executive Officer	2022	521,442	—		2,391,900	(14)	—	725,000	25,966	(15)	3,664,308
	2021	273,000	250,000	(13)	4,372,500	(14)	—	—	289,495	(15)	4,934,995

James C. D’Arecca(3) Former Chief Financial Officer	2022	121,731	—		—		—	—	86,160	(17)	207,890
	2021	420,000	—		1,048,669	(16)	—	126,000	126,985	(17)	1,721,654

(1)

Represents the grant date fair value of restricted stock units (RSUs) and performance restricted stock units (PSUs) granted. The number of PSUs represents the maximum number of PSUs that may vest. The actual number of PSUs that will vest will depend on the Company’s achievement of certain performance goals.

(2)

Amounts in this column represent the amounts earned and payable under our annual performance-targeted incentive plan, which were earned and payable during the indicated fiscal year but were not paid until after the end of indicated fiscal year.

(3)

On April 1, 2022, Mr. D’Arecca ceased serving as the Chief Financial Officer and Principal Financial Officer of the Company. On September 6, 2022, Mr. O’Dowd ceased serving as the Company’s Chief Executive Officer. On December 30, 2022, Mr. Bernick and Mr. Glickman ceased serving as the Company’s Interim Co-Chief Executive Officers. Effective December 30, 2022, Mr. Donegan ceased serving as the Chief Financial Officer of the Company and Mr. Walker was appointed as the Chief Executive Officer of the Company.

(4)	Amounts represent retention bonuses paid in 2022.
(5)

For 2022, the amount represents (i) 5,200 PSUs with a grant date fair value of $179,400 and (ii) 5,200 RSUs with a grant date fair value of $113,256. For 2021, the amount represents (i) 231,130 RSUs with a grant date fair value of $252,051, which includes 57,797 RSUs with a grant date fair value of $42,318 awarded in connection to the 2021 Stock Option Exchange Program, and (ii) 693,336 PSUs with a grant date fair value of $838,936 assuming maximum payout.

(6)

For 2022, other compensation paid was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company. For 2021, other compensation paid was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.

(7)	For 2022, the amount represents (i) 2,400 PSUs with a grant date fair value of $82,800 and (ii) 4,200 RSUs with a grant date fair value of $52,272.
(8)	For 2022, other compensation paid was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.
(9)	For 2022, the amount represents (i) 5,200 PSUs with a grant date fair value of $179,400 and (ii) 5,200 RSUs with a grant date fair value of $113,256.
(10)	For 2022, other compensation paid was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.
(11)	For 2022, the amount represents (i) 5,200 PSUs with a grant date fair value of $179,400 and (ii) 5,200 RSUs with a grant date fair value of $113,256.
(12)

For 2022, other compensation paid includes (i) $100,000 for consulting fees paid pursuant to Mr. Glickman’s agreement, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company.

(13)	For 2021, the amount represents a sign-on bonus paid to Mr. O’Dowd.
(14)

For 2022, the amount represents (i) 42,500 PSUs with a grant date fair value of $1,466,250 and (ii) 42,500 RSUs with a grant date fair value of $925,650. For 2021, the amount represents 550,000 RSUs with a grant date fair value of $2,186,250 and 550,000 PSUs with a grant date fair value of $2,186,250.

(15)

For 2022, other compensation paid includes (i) $11,321 for unused vacation, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the company. For 2021, other compensation paid was related to (i) reimbursed taxable relocation expenses of $282,293, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company.

(16)	For 2021, the amount represents (i) 3,467 RSUs with a grant date fair value of $209,733 and (ii) 13,867 PSUs with a grant date fair value of $838,936 assuming maximum payout.
(17)

For 2022, other compensation paid includes (i) $43,270 for unused vacation, (ii) $32,815 of travel reimbursement, (iii) employer match to 401(k) plan of $2,000, and (iv) health and welfare benefits paid by the company. For 2021, other compensation paid was related to (i) reimbursed taxable travel expenses of $102,179 reflecting travel to and from the Company’s headquarters in Florida, (ii) employer match to 401(k) plan of $2,000, and (iii) health and welfare benefits paid by the Company.

Outstanding Equity Awards at Fiscal Year-End 2022

The following table sets forth information with respect to outstanding equity-based awards held by our NEOs at December 31, 2022.

		Option Awards
	Equity Award Date	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date
Name		Exercisable (#)		Unexercisable (#)
Marlan D. Walker	06/21/2013	3,600			149.00	06/21/2023
	10/03/2013	300			157.00	10/03/2023
	06/05/2014	5,900			201.00	06/05/2024
	11/21/2014	2,000			200.50	11/21/2024
	07/30/2019	3,000		1,000	109.00	07/30/2029

Michael Donegan	06/21/2013	1,500			149.00	06/21/2023
	08/28/2019	2,400			136.50	08/28/2029

Brian Bernick	08/28/2019	6,000	(1)		136.50	03/30/2023

(1)	This amount reflects fully vested stock options for which Mr. Bernick had 90 days to exercise following his separation.

		Stock Awards
		Number of Shares or Units of Stock That Have Vested and Not Yet Settled (#)	Market Value of Shares or Units of Stock That Have Vested and Not Yet Settled(1) ($)				Equity Incentive Plan Awards
Name	Equity Award Date			Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(4) ($)
Marlan D. Walker	03/30/2020			1,010	(3)	5,646	3,030	(4)	16,938
	07/01/2021			2,311	(3)	12,918	3,467	(5)	19,379
	09/29/2021			770	(3)	4,304
	03/23/2022			5,200	(3)	29,068
	03/31/2022						5,200	(6)	29,068

Michael Donegan	03/30/2020	1,520	8,497
	07/01/2021	3,466	19,375
	09/29/2021	519	2,901
	03/23/2022	2,400	13,416
	03/31/2022	2,400	13,416

Mark Glickman	10/15/2021	15,366	85,896
	03/23/2022	5,200	29,068
	03/31/2022	5,200	29,068

Brian Bernick, M.D.	03/20/2020	4,040	22,584
	07/01/2021	10,400	58,136
	09/29/2021	1,107	6,188
	03/23/2022	5,200	29,068
	03/31/2022	5,200	29,068

Hugh O’Dowd	08/31/2021	36,666	204,963
	03/23/2022	42,500	237,575
	03/31/2022	42,500	237,575

James C. D’Arecca	—	—	—	—	—	—

(1)	The amount reflects vested RSUs that were settled in January 2023. The amounts in this column are based on the closing price of our common stock on December 30, 2022 of $5.59.
(2)	The amounts in this column are based on the closing price of our common stock on December 30, 2022 of $5.59.
(3)	The amount reflects RSUs that vest one-third annually beginning on the equity award date.
(4)

The amount reflects the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number depending on the Company’s achievement of break-even quarterly EBITDA. The performance measurement period is between the second quarter 2020 and the fourth quarter 2022.

(5)

The amount reflects the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number depending on the Company’s achievement of certain (i) revenue goals for 2023 or (ii) revenue CAGR targets from 2021 to 2023.

(6)

The amount reflects the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number, depending on the total shareholder return milestone achieved. The performance measurement period is from April 1, 2022 to March 31, 2025.

Post-Employment Compensation

Pension Benefits

We do not offer any defined benefit pension plans for any of our employees. We have a 401(k) plan in which employees may participate.

Other Compensation

All of our executive officers are eligible to participate in our employee benefit plans, including medical and dental plans. These plans are available to all employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to executives that are not broadly available to our other employees. In designing these elements, we seek to provide an overall level of benefits that is competitive with that offered by similarly situated companies in the markets in which we operate based upon our general understanding of industry practice. These benefits are not considered in determining the compensation of our executive officers.

Employment Agreement

Marlan D. Walker has an amended and restated employment agreement, as amended (the “Walker Employment Agreement”), with the Company that commenced on December 18, 2018, and was amended twice effective October 15, 2021 and December 30, 2022. The Walker Employment Agreement provides that we will continue to employ Mr. Walker, and Mr. Walker will continue to serve the Company, unless sooner terminated pursuant to the terms of the Walker Employment Agreement.

The Walker Employment Agreement provides for: (i) a base salary of $428,000 per year until April 15, 2023; thereafter, a base salary of $500,000 per year and a lump-sum bonus payment of $20,909, (ii) an annual short-term incentive compensation of 50% of salary, at the discretion of our Board of Directors, and (iii) 70,000 RSUs vesting on June 30, 2023. Mr. Walker will receive employee benefits, vacation, and other perquisites as may be determined from time to time.

Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Walker is unable to perform his duties for more than six consecutive months, (iii) voluntary termination without good reason by Mr. Walker with prior notice, (iv) involuntary termination by our Company without good cause, (v) termination for good cause, and (vi) termination for good reason wherein Mr. Walker will have 90 days from the date of occurrence of a condition giving rise to good reason to provide a notice of termination of his employment with the Company, which will be effective 31 days after we receive notice and the criteria remains uncorrected.

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

Effective April 1, 2022, Mr. James C. D’Arecca transitioned from his position as the Company’s Chief Financial Officer; his termination was by the Executive without Good Reason, as that term was defined in his Employment Agreement. Effective September 6, 2022, Mr. O’Dowd transitioned from his position as the Company’s Chief Executive Officer; his termination was by the Company without Good Cause, as that term was defined in his Employment Agreement. Effective December 30, 2022, Dr. Bernick transitioned from his position as the Company’s Co-Chief Executive Officer; his termination was by the Company without Good Cause, as that term was defined in his Amended and Restated Employment Agreement. Effective December 30, 2022, Mr. Glickman transitioned from his position as the Company’s Co-Chief Executive Officer; his termination was by the Company without Good Cause, as that term was defined in his Employment Agreement. Effective December 30, 2022, Mr. Donegan transitioned from his position as the Company’s Interim Chief Financial Officer; his termination was by the Company without Good Cause, as that term was defined in his Amended and Restated Employment Agreement. The Company entered into a Consulting Agreement with Mr. Donegan, pursuant to which Mr. Donegan will continue to serve as the Company’s Principal Financial and Accounting Officer.

Except as otherwise set forth below, the terminations of Messrs. D’Arecca, O’Dowd, Glickman, and Donegan, and Dr. Bernick (together, the “Departed Officers”), and the severance and other termination benefits paid to each of them was in accordance with their respective Employment Agreements or Amended and Restated Employment Agreement, as applicable, and no discretionary severance amounts were paid. Information with respect to the Employment Agreement and Amended and Restated Employment Agreement, as applicable, for each Departed Officer, is provided for each of his actual terms of separation.

Termination by Us Without Good Cause or by Executive with Good Reason — No Change in Control

Pursuant to Mr. O’Dowd’s Employment Agreement, he is entitled to receive (i) an amount equal to his annual base salary, which was provided in a single lump sum, (ii) an amount equal to his targeted annual bonus award for 2022, which amount was provided in a single lump sum, (iii) COBRA benefits for a period of eighteen (18) months following his termination, (iv) all unvested equity compensation, including performance-based equity at target level achievement, held by the executive will vest as of the effective date of such termination, and (v) payment for accrued but unused paid time off consistent with the Company’s policies and procedures therefor in effect.

Pursuant to Dr. Bernick’s Amended and Restated Employment Agreement, Mr. Glickman’s Employment Agreement, and Mr. Donegan’s Amended and Restated Employment Agreement, Dr. Bernick, Mr. Glickman, and Mr. Donegan are each entitled to receive (i) the executive’s annual base salary for a period of twelve (12) months following the effective date of such termination, (ii) an amount equal to the executive’s targeted annual bonus award for 2022, (iii) COBRA benefits for a period of twenty-four (24) months following the executive’s termination, (iv) all unvested equity compensation, including performance-based equity at target level achievement, held by the executive will vest as of the effective date of such termination, and (v) payment for accrued but unused paid time off consistent with the Company’s policies and procedures therefor in effect (the “Separation Benefits”). Mr. Glickman also received $100,000 for ongoing consulting services. In addition to the amount received for ongoing consulting services and the Separation Benefits, Mr. Glickman received the fourth tranche of his performance bonus ($131,250) awarded under the 2022 Executive Retention and Performance Bonus Plan (the “ERB Plan”) and the second tranche of his performance bonus ($131,250) awarded under the ERB Plan, in exchange for providing transition assistance to the Company through March 31, 2023. In addition to the Separation Benefits, Mr. Donegan received the fourth tranche of his performance bonus ($67,500) awarded under the ERB Plan and the second tranche of his performance bonus ($67,500) awarded under the ERB Plan, in exchange for providing transition assistance to the Company through March 31, 2023, to be paid in a single lump sum within thirty (30) days following the end of the transition period.

In connection with his termination without Good Cause effective as of December 30, 2022, the Company entered into a General Consulting and Services Agreement with MCD Consulting and Management Services, LLC (“MCD”), the manager of which is Mr. Donegan (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Donegan provides consulting services deemed to be the functional equivalent of services normally and customarily provided by an employed chief financial officer until such time as Mr. Donegan transitions his role to a third party provider. The Consulting Agreement will be in effect until the completion of Mr. Donegan’s services.

Pursuant to the Consulting Agreement, MCD received a signing fee of $100,000 and will receive an additional fee of $50,000 per month. In addition, because the term of the Consulting Agreement was extended past March 31, 2023, MCD will receive an hourly fee of $205.28 per hour of services performed by Mr. Donegan. Because the Consulting Agreement was not terminated by MCD prior to March 31, 2023, or by the Company due to MCD’s material breach prior to March 31, 2023, MCD received an additional one-time fee of $100,000 on March 31, 2023. In addition, Mr. Donegan received a grant of 50,000 RSUs that vested on March 31, 2023.

Under the Walker Employment Agreement, for Mr. Walker, in the event of termination of the executive’s employment without “cause” (referred to as “good cause” in the Walker Employment Agreement) or resignation by the executive for “good reason” (as each term is defined in the Walker Employment Agreement), he would be entitled to, subject to his signing and not revoking a full and complete release of all claims against the Company and its affiliates, (i) the sum of his salary, payable on a biweekly basis ratably over eighteen (18) months, and one and one half times (1.5x) his target annual incentive compensation for the fiscal year in which such termination of employment occurs, (ii) a continuation of welfare benefits for a period of two years after such termination, (iii) COBRA benefits for a period of twenty-four (24) months following such termination, (iv) payment for any annual short-term incentive compensation earned for the calendar year immediately preceding the calendar year of such termination, (v) unpaid accrued base salary and unused vacation pay through the termination date, and (vi) amounts accrued but unpaid at the time of termination. Furthermore, the above obligations of the Company are subject to the executive complying with a non-solicitation agreement of employees and customers, and a non-competition agreement.

Termination or Resignation in Connection with a Change in Control

In the event of termination of Mr. Walker’s employment without “good cause” or resignation by the executive for “good reason” in the 12 months following a change in control, Mr. Walker would have all the benefits and obligations for termination without a change in control, except that he would receive the sum of his salary and continuation of welfare benefits for 18 months and would receive 150% of his targeted annual bonus award.

Termination by Reason of Death or Disability

For Mr. Walker, in the event of termination of the executive’s employment by reason of his death or “disability” (as such term is defined in the Walker Employment Agreement), in addition to those payments and benefits provided to salaried employees generally, including amounts accrued but unpaid at the time of termination, he would be entitled to (i) pro-rated target annual incentive compensation for the fiscal year in which such termination of employment occurs, payable in a lump sum, subject to the executive’s signing and not revoking a full and complete release of all claims against the company and its affiliates in the event of a disability, (ii) immediate vesting of all outstanding equity awards that vest solely on the passage of time, (iii) accrued but unused vacation pay through the termination date, payable in a lump sum, and (iv) all other rights and benefits the executive is vested in, pursuant to other plans and programs of our company.

Termination by the Executive Without Good Reason

Pursuant to Mr. D’Arecca’s Employment Agreement, he is entitled to receive no further compensation under his Employment Agreement other than the payment of his base salary that accrued and remained unpaid as of the date of his termination, unreimbursed business expenses, and accrued but unused paid time off consistent with the Company’s policies and procedures therefor in effect.

The table below reflects the amount of compensation to Marlan Walker, the only NEO currently employed by the Company, assuming termination of such executive’s employment without cause or for good reason or following a change in control of our company on December 31, 2022. Other than as set forth below, no amounts will be paid to our NEOs in the event of termination.

Marlan Walker

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control) ($)		Termination Without Good Cause or with Good Reason Following a Change in Control ($)		Termination by Reason of Death or Disability ($)
Cash severance	1,125,000	(1)	1,125,000	(2)	250,000	(3)
Equity awards(4)	127,014		127,014		127,014

(1)

Consists of payments due to executive for (i) 18 months of his then current salary, (ii) 150% target annual incentive compensation, (iii) health and welfare benefits for 24 months, (iv) unsued PTO, and (v) any annual short-term incentive compensation earned from the prior year that had not yet been paid by the Company. Mr. Walker’s salary was increased from $428,000 to $500,000 effective April 15, 2023. Amounts above reflect (i) 18 months of his then current salary and (ii) 150% target annual incentive compensation.

(2)

Consists of payments due to executive for (i) 18 months of his then current salary, (ii) 150% target annual incentive compensation, (iii) unsued PTO, and (iv) any annual short-term incentive compensation earned from the prior year that had not yet been paid by the Company. Mr. Walker’s salary was increased from $428,000 to $500,000 effective April 15, 2023. Amounts above reflect (i) 18 months of his then current salary and (ii) 150% target annual incentive compensation.

(3)	Represents full annual incentive compensation that would be prorated based on termination date.
(4)

Represents the value of unvested equity awards that would become fully vested. The value is calculated by multiplying the number of shares underlying each accelerated award by the difference between $5.59, the per share closing price of the common stock on December 30, 2022, and the per share exercise price, if any. If the exercise price was below $5.59, no value was attributable to the accelerated vesting of the awards.

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

DIRECTOR COMPENSATION

We compensate our non-employee directors with a combination of cash and equity. Our Board of Directors receives the following cash compensation for their service: each director receives an annual cash retainer of $57,500; the chairperson of the Board receives an additional $22,500 annual cash retainer; the chairperson of our Audit Committee receives an annual cash retainer of $30,000 and the other members of the Audit Committee receive an annual cash retainer of $15,000; the chairperson of the Compensation Committee receives an annual cash retainer of $20,000 and the other members of the Compensation Committee receive an annual cash retainer of $12,000; and the chairperson of each of our other committees receives an annual cash retainer of $12,500 and the other members receive an annual cash retainer of $7,500. We also reimburse our directors for reasonable expenses related to attendance at Board of Directors and committee meetings. In addition, each director who served on our Board of Directors after September 29, 2022 received an annual award of 5,000 restricted stock units, with the exception of the Chairman of the Board who received an annual award of 34,175 restricted stock units. All restricted stock units granted to our directors in 2022 represent a contingent right to receive one share of common stock and will vest on the one year anniversary of the date of grant. We do not pay our directors per meeting fees.

The following table and accompanying footnotes detail compensation paid to our directors for services rendered for the year ended December 31, 2022. Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. O’Dowd’s compensation is described above under “Executive Compensation.”

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)
Tommy G. Thompson(6)	150,000	229,998	—	379,998
Paul M. Bisaro(3)	90,868	33,650	—	124,518
Cooper C. Collins	92,000	33,650	—	125,650
Karen L. Ling(3)	76,456	33,650	—	110,106
Jules A. Musing(3)	70,544	33,650	—	104,194
Gail Naughton, Ph.D.	72,500	33,650	—	106,150
Angus C. Russell(3)	87,500	33,650	—	121,150
Justin Roberts(5)	—	—	—	—
Robert G. Finizio(4)	7,507	—	—	7,507

(1)	As of December 31, 2022, each of the directors listed in the “Director Compensation” table had the following awards outstanding:

Name	Option Awards (#)	Stock Awards (#)
Tommy G. Thompson	20,400	34,175
Paul M. Bisaro	—	—
Cooper C. Collins	9,900	5,000
Karen L. Ling	—	—
Jules A. Musing	13,900	—
Gail Naughton, Ph.D.	—	5,000
Angus C. Russell	7,000	—
Justin Roberts	—	—
Robert G. Finizio	—	—

(2)

We grant RSUs for shares of common stock to non-employee directors. We value our RSUs by reference to our stock price on the date of grant. We recognize compensation expense for RSUs based on a straight-line basis over the requisite service period of the entire award. For further information, see “Note 10 – Stockholders’ deficit” of the financial statements included in our most recent Annual Report on Form 10-K.

(3)	These individuals resigned from the Board of Directors on December 30, 2022.
(4)	Mr. Finizio resigned from the Board of Directors on February 17, 2022.
(5)	Mr. Roberts joined the Board of Directors on August 23, 2022.
(6)	Mr. Thompson was appointed Executive Chairman of the Board of Directors on September 6, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND OFFICERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 20, 2023, by the following:

•	each of our directors and named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 20, 2023. Shares issuable pursuant to stock options, warrants, and convertible securities are deemed outstanding for computing the percentage of the person holding such options, warrants, or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o TherapeuticsMD, Inc., 951 Yamato Road, Suite 220, Boca Raton, Florida 33431.

	Shares Beneficially Owned
Name of Beneficial Owners	Number	Percent(1)
Executive Officers and Directors:
Marlan D. Walker(2)	27,107	*
Tommy G. Thompson(3)	40,687	*
Cooper C. Collins(4)	56,622	*
Gail K. Naughton, Ph.D.	—	*
Justin Roberts	—	*
Brian Bernick, MD(5)(6)	65,026	*
James D’Arecca(6)(7)	2,476	*
Michael Donegan(8)	65,753	*
Mark A. Glickman(6)(9)	27,060	*
Hugh O’Dowd(6)(10)	121,666	1.2%
All executives and directors as a group (5 persons)	124,416	1.2%
5% Stockholders:
Rubric Capital Management LP(11)	1,757,191	17.3%

*	Represents less than 1% of the outstanding shares of our common stock.
(1)	Based on 10,135,323 shares outstanding as of April 20, 2023.
(2)	Includes (i) 12,307 shares held by Mr. Walker directly, and (ii) 14,800 shares issuable to Mr. Walker upon the exercise of vested stock options.
(3)

Includes (i) 14,312 shares held by Thompson Family Investments, LLC, an entity solely owned by Thompson Family Holdings, LLC, an entity solely owned by Mr. Thompson, (ii) 5,954 shares held by Mr. Thompson directly, (iii) 21 shares held indirectly by Thompson Family Holdings, LLC and (iv) 20,400 shares issuable to Mr. Thompson upon the exercise of vested stock options.

(4)	Includes (i) 46,722 shares held by Mr. Collins directly and (ii) 9,900 shares issuable to Mr. Collins upon the exercise of vested stock options.
(5)

Includes (i) 29,819 shares held by Mr. Bernick directly, (ii) 35,147 shares held by BF Investment Enterprises Ltd. (“BF Investment”) and (iii) 60 shares held by BF Management, LLC (the “GP”), the general partner of BF Investment.

Mr. Bernick (i) holds, together with his spouse as tenants by the entirety, a 70.6% membership interest in the GP, (ii) holds, together with his spouse as tenants by the entirety, a 73% limited partner interest in BF Investment, (iii) holds in the aggregate, with his spouse in their individual capacities, 3.272% limited partner interest in BF Investment, and (iv) serves as the Manager of the GP.
(6)

Messrs. Bernick, Glickman, O’Dowd, and D’Arecca left the Company in 2022. Accordingly, the Company does not have beneficial ownership information for these individuals as of April 20, 2023. The information above is based on SEC filings and records of the Company.

(7)	Includes 2,476 shares held by Mr. D’Arecca directly.
(8)	Includes (i) 61,853 shares held by Mr. Donegan directly and (ii) 3,900 shares issuable to Mr. Donegan upon the exercise of vested stock options.
(9)	Includes 27,060 shares held by Mr. Glickman directly.
(10)	Includes 121,666 shares held by Mr. O’Dowd directly.
(11)	Based solely on the Form 4 filed with the SEC by Rubric Capital Management LP on December 12, 2022. The address of Rubric Capital Management LP is 155 East 44th Street, Suite 1630, New York, NY 10017.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2022, the following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders, which plans do not provide for the issuance of warrants or other rights.

	(a) Number of Securities to be Issued Upon			(b) Weighted- Average Exercise Price of Outstanding Options ($)	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a))(2) (#)
Plan Name	Exercise of Outstanding Options (#)	Vesting and Settlement of Restricted Stock Units (“RSUs”) (#)	Vesting and Settlement of Performance Stock Units (“PSUs”)(1) (#)
Equity Compensation Plans Approved by Stockholders
2019 Plan(3)	45,477	115,676	99,812	122.89	352,000
2012 Plan	10,808	—	—	281.16	—
2009 Plan	114,478	—	—	266.97	—
Equity Compensation Plans Not Approved by Stockholders
None	—	—	—	—	—

(1)

This number includes 80,573 PSUs that vested as of December 31, 2022 and settled in January 2023. The actual number of PSUs that will vest will be between zero and 19,239 depending on the Company’s achievement of certain performance goals.

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

Related Party Transactions

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officers, or holders of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and NEOs are described elsewhere in this annual report.

Agreements with Catalent, Inc.

In July 2015, J. Martin Carroll, a former director of our company, was appointed to the board of directors of Catalent, Inc. Mr. Carroll resigned from our board of directors effective December 31, 2021. From time to time, we have entered into agreements with Catalent, Inc. and its affiliates, or Catalent, in the normal course of business. These agreements, however, were transferred to Mayne Pharma as part of our transaction with Mayne. Since July 2015, agreements with Catalent were reviewed by independent directors of our company, or a committee consisting of independent directors of our company during the time in which Mr. Carroll sat on our board of directors. During the years ended December 31, 2022, 2021 and 2020, we were billed by Catalent approximately $4,287,181, $4,839,531, and $5,007,040, respectively, for manufacturing activities related to our clinical trials, scale-up, registration batches, stability, and validation testing.

Agreements with American International Group, Inc.

In April 2020, Karen L. Ling was appointed to our Board of Directors. At the time, Ms. Ling served as Executive Vice President and Chief Human Resources Officer of American International Group, Inc., or AIG. Ms. Ling resigned from our Board of Directors effective December 30, 2022. From time to time, we have entered into agreements with AIG in the normal course of business. Agreements with AIG have been reviewed by independent directors of our Company, or a committee consisting of independent directors of our Company, since April 2020. During the years ended December 31, 2022, 2021 and 2020, we were billed by AIG approximately $10,000, $43,000, and $187,000 for various insurance coverage for our company.

Agreements with Rubric Capital Management LP

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on the Board of Directors. As a director of the Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022 and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, and in accordance with the terms of the Certificate of Designation, the Company redeemed all 29,000 outstanding shares of the Company’s Series A Preferred Stock from Rubric at a purchase price of $1,333 per share. The Company also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between the Company and Rubric.

Independence

See Item 10 – Directors, Executive Officers and Corporate Governance above for a discussion on director independence.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to our company for the fiscal year ended December 31, 2022 and 2021 by Grant Thornton, our independent registered public accounting firm, were as follows:

	2022 ($)	2021 ($)
Audit fees	560,923	539,829
Audit-related fees	65,000	—
Tax fees	242,301	104,146
All other fees	—	5,390

Total	868,224	649,365

Audit fees consist of fees associated with the annual audit, the reviews of our annual and quarterly reports, and other filings with the SEC as well as comfort letters and consents. Audit-Related Fees consist of fees for the audit of the financial statements of our former subsidiary vitaCare Prescription Services, Inc. Tax fees included the preparation of our tax returns and other related services. All Other Fees consist of fees associated with consulting and advisory services.

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

All of the services provided by Grant Thornton described above were approved by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

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

(b)	Exhibits

Exhibit No.

2.1	Agreement and Plan of Reorganization, dated July 6, 2009, among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)

2.2	Agreement and Plan of Reorganization, dated June 11, 2010, among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)

2.3	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization, dated October 25, 2007(3)

2.4	Agreement and Plan of Merger, dated July 18, 2011, among vitaMedMD, LLC, AMHN, Inc., and vitaMed Acquisition, LLC(4)

2.5***+	Stock Purchase Agreement, dated March 6, 2022, by and between TherapeuticsMD, Inc. and GoodRx, Inc.(33)

3.1	Articles of Conversion of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010(5)

3.2	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010(5)

3.3	Composite Amended and Restated Articles of Incorporation of the Company, as amended(35)

3.4	Bylaws of the AMHN, Inc.(7)

3.5	First Amendment to Bylaws of the Company, dated December 17, 2015(8)

3.6	Second Amendment to Bylaws of the Company, adopted May 27, 2022(36)

3.7	Third Amendment to Bylaws of the Company, dated July 29, 2022(37)

3.8	Certificate of Change to Articles of Incorporation of the Company(38)

3.8	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (37)

4.1	Form of Certificate of Common Stock(9)

4.2	Description of Securities of the Company(10)

10.1	Form of Common Stock Purchase Warrant(11)

10.2*	Form of Non-Qualified Stock Option Agreement(11)

10.3*	TherapeuticsMD, Inc. 2019 Stock Incentive Plan(12)

10.4*	First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan(27)

10.5*	Amended and Restated 2012 Stock Incentive Plan(13)

10.6*	2009 Long Term Incentive Compensation Plan, as amended(14)

10.7*	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan(15)

10.8	Form of Common Stock Purchase Warrant, dated February 24, 2012(17)

10.9	Common Stock Purchase Warrant, issued to Plato & Associates, LLC, dated January 31, 2013(18)

10.10	Form of Warrant to Purchase Common Stock, dated August 5, 2020(6)

10.11	Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020, dated November 8, 2020(19)

10.12	Second Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020(20)

10.13	Warrant issued by the Company to Robert Finizio(20)

10.14	Amendment to Warrant issued by the Company to Robert Finizio(20)

10.15*	Warrant issued by the Company to John C.K. Milligan, IV(20)

10.16*	Amendment to Warrant issued by the Company to John C.K. Milligan, IV(20)

10.17	Subscription Agreement, dated August 5, 2020, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto(6)

10.18***	License Agreement, dated July 30, 2018, by and between TherapeuticsMD, Inc. and The Population Council, Inc.(22)

10.19***	Lease, dated October 5, 2018, by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc.(23)

10.20*	Executive Employment Agreement, dated as of August 3, 2021, by and between TherapeuticsMD, Inc. and Hugh O’Dowd(28)

10.21*	TherapeuticsMD, Inc. Inducement Grant Restricted Stock Unit Agreement, dated as of August 31, 2021, by and between TherapeuticsMD, Inc. and Hugh O’Dowd(29)

10.22*	Employment Agreement, dated June 1, 2020, between the Company and James C. D’Arecca(6)

10.23*	Amendment to Employment Agreement, dated October 15, 2021, between TherapeuticsMD, Inc. and James C. D’Arecca(30)

10.24*	Executive Employment Agreement, dated October 15, 2021, by and between TherapeuticsMD, Inc. and Mark Glickman(31)

10.25*	TherapeuticsMD, Inc. Inducement Grant Restricted Stock Unit Agreement, dated October 15, 2021, by and between TherapeuticsMD, Inc. and Mark Glickman(32)

10.26*	Amended and Restated Employment Agreement, dated November 24, 2020, between the Company and Michael Donegan(24)

10.27*	Amended and Restated Employment Agreement, dated November 24, 2020, between the Company and Robert G. Finizio(24)

10.28*	Amended and Restated Employment Agreement, dated November 24, 2020, between the Company and John C.K. Milligan, IV(24)

10.29*	Amendment, dated April 8, 2021, to the Amended and Restated Employment Agreement, dated as of November 24, 2020, by and between TherapeuticsMD, Inc. and John C.K. Milligan, IV(26)

10.30*	Employment Agreement, October 30, 2019, between the Company and Edward J. Borkowski(20)

10.31*	Amendment to Employment Agreement between the Company and Edward J. Borkowski(20)

10.32***	License and Supply Agreement, dated June 6, 2019, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited(21)

10.33*	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors(19)

10.34	Controlled Equity OfferingSM Sales Agreement, dated November 27, 2020, by and between TherapeuticsMD, Inc. and Cantor Fitzgerald & Co.(24)

10.35	Controlled Equity OfferingSM Sales Agreement, dated March 3, 2021, by and between TherapeuticsMD, Inc. and Cantor Fitzgerald & Co.(25)

10.36*	2022 Executive Retention and Performance Bonus Plan. (ERB-Plan)(34)

10.37	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated July 29, 2022(37)

10.38	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TOA Talents, LLC, dated July 29, 2022(37)

10.39	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated September 30, 2022(39)

10.40	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated September 30, 2022(39)

10.41	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated October 28, 2022(40)

10.42	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated October 28, 2022(40)

10.43***+	License Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022(41)

10.44***+	Transaction Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022(41)

10.45**	Amendment No. 1 to the License Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022(42)

10.46	Amendment No. 1 to the Transaction Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022(42)

10.47*	Amended and Restated Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker(42)

10.48*	Amendment, effective October 15, 2021, to the Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (42)

10.49*	Amendment, dated February 21, 2023, to the Employment Agreement, dated as of December 18, 2018, as extended effective October 15, 2021, by and between TherapeuticsMD, Inc. and Marlan Walker(16)

10.50*	General Consulting and Services Agreement by and between TherapeuticsMD, Inc. and MCD Consulting Management Services, LLC, dated February 21, 2023(16)

21.1	Subsidiaries of the Company(42)

23.1	Consent of Grant Thornton LLP(42)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (42)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (42)

31.3†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.4†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1	Section 1350 Certification of Chief Executive Officer(42)

32.2	Section 1350 Certification of Chief Financial Officer(42)

104†	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

* Indicates a contract with management or compensatory plan or arrangement.

**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted inform harm to the Company if publicly disclosed

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Filed herewith.

††	Furnished herewith.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(5)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).

(9)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).

(10)	Filed as an exhibit to Form 10-K for the year ended December 31, 2019 filed with the Commission on February 24, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(11)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(12)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).

(13)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(14)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).

(15)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 4, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(16)	Filed as an exhibit to Form 8-K filed with the Commission on February 27, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(17)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(18)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).

(19)	Filed as an exhibit to Form 10-Q filed with the Commission on November 9, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(20)	Filed as an exhibit to Form 10-K for the year ended December 31, 2020 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(21)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(22)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).

(23)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(24)	Filed as an exhibit to Form 8-K filed with the Commission on November 27, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(25)	Filed as an exhibit to Registration Statement on Form S-3 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 333-253851).

(26)	Filed as an exhibit to Form 8-K filed with the Commission on April 12, 2021 and incorporated herein by reference (File No. 001-00100).

(27)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on April 14, 2021 and incorporated herein by reference (File No. 001-00100).

(28)	Filed as an exhibit to Form 8-K filed with the Commission on August 9, 2021 and incorporated herein by reference (File No. 001-00100).

(29)	Filed as exhibit to Form S-8 filed with the Commission on August 31, 2021 and incorporated herein by reference (File No. 333-259221)

(30)	Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 2021 filed with the Commission on November 11, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(31)	Filed as an exhibit to Form S-8 filed with the Commission on October 15, 2021 and incorporated herein by reference (File No. 333-260295).

(32)	Filed as an exhibit to Form S-8 filed with the Commission on October 15, 2021 and incorporated herein by reference (File No. 333-260295).

(33)	Filed as an exhibit to Form 8-K filed with the Commission on March 10, 2022 and incorporated herein by reference (File No. 001-00100).

(34)	Filed as an exhibit to Form 10-K for the year ended December 31, 2021, filed with the Commission on March 23, 2022 and incorporated herein by reference (File No. 001-00100).

(35)	Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2022, filed with the Commission on May 16, 2022 and incorporated herein by reference (File No. 001-00100).

(36)	Filed as an exhibit to Form 8-K filed with the Commission on June 3, 2022 and incorporated herein by reference (File No. 001-00100).

(37)	Filed as an exhibit to Form 8-K filed with the Commission on August 1, 2022 and incorporated herein by reference (File No. 001-00100).

(38)	Filed as an exhibit to Form 8-K filed with the Commission on May 9, 2022 and incorporated herein by reference (File No. 001-00100).

(39)	Filed as an exhibit to Form 8-K filed with the Commission on October 3, 2022 and incorporated herein by reference (File No. 001-00100).

(40)	Filed as an exhibit to Form 8-K filed with the Commission on October 31, 2022 and incorporated herein by reference (File No. 001-00100).

(41)	Filed as an exhibit to Form 8-K filed with the Commission on December 5, 2022 and incorporated herein by reference (File No. 001-00100).

(42)	Filed as an exhibit to Form 10-K for the year ended December 31, 2022, filed with the Commission on April 7, 2023 and incorporated herein by reference (File No. 001-00100).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2023.

THERAPEUTICSMD, INC.

/s/ Marlan D. Walker
Marlan D. Walker Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated on May 1, 2023.

Signature	Title

/s/ Marlan D. Walker Marlan D. Walker	Chief Executive Officer (Principal Executive Officer)

/s/ Michael C. Donegan Michael C. Donegan	Principal Financial and Accounting Officer

/s/ Tommy G. Thompson Tommy G. Thompson	Chairman

/s/ Cooper C. Collins Cooper C. Collins	Director

/s/ Gail K. Naughton, Ph.D. Gail K. Naughton, Ph.D.	Director

/s/ Justin Roberts Justin Roberts	Director