Form 10-Q
period 2023-03-31
TherapeuticsMD, Inc.
filed 2023-05-15
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May
1
2, 2023, there were 10,262,715 shares of th
e
 registrant’s common stock, par value $0.001 per share, outstanding.

Part I – Financial Information
Item 1.  Financial statements
TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited – in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$17,248	$38,067
Restricted cash	—	11,250
Royalty receivable, current portion	2,041	—
Prepaid and other current assets	5,446	6,034

Total current assets	24,735	55,351
Fixed assets, net	58	78
License rights and other intangible assets, net	6,877	6,943
Right of use assets	7,406	7,580
Royalty receivable, long term	20,272	20,253
Other non-current assets	253	253

Total assets	$59,601	$90,458

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,326	$2,162
Accrued expenses and other current liabilities	14,360	18,846
Current liabilities of discontinued operations	2,650	25,831

Total current liabilities	19,336	46,839
Operating lease liabilities	7,135	7,369
Other non-current liabilities	1,106	1,107

Total liabilities	27,577	55,315

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 12,000 shares authorized, 9,548 and 9,498 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	974,980	974,497
Accumulated deficit	(942,966)	(939,363)

Total stockholders’ equity	32,024	35,143

Total liabilities and stockholders’ equity	$59,601	$90,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue, net:
License and service	$416	$695

Total revenue, net	416	695
Cost of revenue	—	695

Gross profit	416	—

Operating expenses:
Selling, general and administrative	3,056	17,546
Depreciation & amortization	27	329

Total operating expenses	3,083	17,875

Income (loss) from operations	(2,667)	(17,875)

Other (expense) income:
Interest expense and other financing costs	(50)	—
Miscellaneous income	407	—

Total other income, net	357	—

Income (loss) from continuing operations before income taxes	(2,310)	(17,875)
Income (loss) from discontinued operations, net of income taxes	(1,293)	(31,146)

Net income (loss)	$(3,603)	$(49,021)

Income (loss) per common share, basic and diluted:
Continuing operations	(0.24)	(2.08)
Discontinued operations, net	(0.13)	(3.62)

Net income (loss) per common share, basic and diluted	$(0.37)	$(5.70)

Weighted average common shares, basic	9,754	8,614
Weighted average common shares, diluted	9,754	8,614

Net income (loss)	$(3,603)	$(49,021)
Other comprehensive income	—	—

Comprehensive income (loss):	$(3,603)	$(49,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited – in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2023	9,498	$9	$974,497	$(939,363)	$35,143
Shares issued for vested stock compensation and warrants	455	1	—	—	1
Share-based compensation	—	—	483	—	483
Net loss	—	—	—	(3,603)	(3,603)

Balance, March 31, 2023	9,953	$10	$974,980	$(942,966)	$32,024

Balance, January 1, 2022	8,598	$9	$957,730	$(1,051,360)	$(93,621)
Shares issued for vested restricted stock units	71	—	—	—	—
Share-based compensation	—	—	2,062	—	2,062
Net loss	—	—	—	(49,021)	(49,021)

Balance, March 31, 2022	8,669	$9	$959,792	$(1,100,381)	$(140,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash
Flow
s
(Unaudited – in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,603)	$(49,021)
Less: Loss from discontinued operations, net of tax	1,293	31,146

Net income (loss) from continuing operations	(2,310)	(17,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	329
Write-off of patents and trademarks	59	—
Share-based compensation	483	2,061
Other	(60)	(7)
Changes in operating assets and liabilities:
Other assets	(19)	—
Prepaid and other current assets	(1,453)	1,052
Accounts payable	164	(502)
Accrued expenses and other current liabilities	(4,486)	(2,930)
Other non-current liabilities	(1,106)	—

Total adjustments	(6,391)	3

Net cash used in continuing operating activities	(8,701)	(17,872)

Cash flows from investing activities:
Payment of patent related costs	—	(170)
Purchase of fixed assets	—	(42)

Net cash used in continuing investing activities	—	(212)

Cash flows from financing activities:
Repayments of debt	—	(5,000)

Net cash used in continuing financing activities	—	(5,000)

Discontinued operations:
Net cash used in operating activities	(24,474)	(11,654)
Net cash provided by financing activities	1,106	—

Net cash used in discontinued operations	(23,368)	(11,654)

Net (decrease) increase in cash	(32,069)	(34,738)
Cash and restricted cash – continuing operations, beginning of period	49,317	65,122
Cash and restricted cash – discontinued operations, beginning of period	—	—

Total cash and restricted cash, end of period	$17,248	$30,384

Supplemental disclosure of cash flow information:
Interest paid	$—	$5,364

Supplemental disclosure of noncash financing activities:
Paid in kind (“PIK”) debt financing fees with corresponding increase in debt	$—	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Business, basis of presentation, new accounting standards and summary of significant accounting policies
General
TherapeuticsMD, Inc. (the “Company”), a Nevada corporation, and its condensed
consolidated subsidiaries are referred to collectively in this Quarterly Report on Form
10-Q
(“10-Q
Report”) as “TherapeuticsMD,” “we,” “our” and “us.” This
10-Q
Report includes trademarks, trade names and service marks, such as TherapeuticsMD
®
, vitaMedMD
®
, BocaGreenMD
®
, vitaCare
TM
, IMVEXXY
®
, BIJUVA
®
and ANNOVERA
®
,
which
are protected under applicable intellectual property laws and are the property of, or licensed by or to, us. Solely for convenience, trademarks, trade names and service marks referred to in this
10-Q
Report may appear without the
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
TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company, pursuant to which we and our subsidiaries (i) granted Mayne Pharma an exclusive license to commercialize our IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD
®
and vitaMedMD
®
brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA (together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.
Pursuant to a License Agreement, dated December 4, 2022, between TherapeuticsMD and Mayne Pharma (the “Mayne License Agreement”), we granted Mayne Pharma, on the Closing Date, (i) an exclusive, sublicensable, perpetual, irrevocable license to research, develop, register, manufacture, have manufactured, market, sell, use, and commercialize the Licensed Products in the United States and its possessions and territories and (ii) an exclusive, sublicensable, perpetual, irrevocable license to manufacture, have manufactured, import and have imported the Licensed Products outside the United States for commercialization in the United States and its possessions and territories.
Pursuant to the Mayne License Agreement, Mayne Pharma will pay us milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma will pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80.0 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a
Product-by-Product
basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma will pay us minimal annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below. Upon the expiry of the
20-year
royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up
and royalty free license for the Licensed Products.
Pursuant to a Transaction Agreement, dated December 4, 2022, between TherapeuticsMD and Mayne Pharma (the “Transaction Agreement”), we sold to Mayne Pharma, at closing, certain assets for Mayne Pharma to commercialize the Products in the United States, including, with the Population Council’s consent, our exclusive license from the Population Council to commercialize ANNOVERA (the “Transferred Assets”).
The total consideration from Mayne Pharma to TherapeuticsMD for the purchase of the Transferred Assets and the grant of the licenses under the Mayne Transaction Agreement was (i) a cash payment of $140.0 million at closing, (ii) a cash payment of approximately $12.1 million at closing for the acquisition of net working capital as determined in accordance with the Transaction Agreement and subject to certain adjustments, (iii) a cash payment of approximately $1.0 million at closing for prepaid royalties in connection with the Mayne License Agreement Amendment (as defined below) and (iv) the right to receive the contingent consideration set forth in the Mayne License Agreement, as amended. The acquisition of net working capital was determined in accordance with the Transaction Agreement and included significant estimates which could change materially for a period of up to two years following the Closing Date.
On the Closing Date, TherapeuticsMD and Mayne Pharma entered into Amendment No. 1 to the Mayne License Agreement (the “Mayne License Agreement Amendment”). Pursuant to the Mayne License Agreement Amendment, Mayne Pharma agreed to pay us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties will reduce the first four quarterly payments that would have otherwise been payable pursuant to the Mayne License Agreement by an amount equal to $257 thousand per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment is paid to us. In addition, the parties agreed that Mayne Pharma will reduce one quarterly royalty payment (other than the first quarterly royalty payment) otherwise payable to TherapeuticsMD by $1.5 million in consideration of Mayne Pharma assuming our obligations under a long-term services agreement (see the section entitled “vitaCare divestiture” below for a discussion of the long-term services agreement), including our minimum payment obligations thereunder.
As part of the transformation that included the Mayne License Agreement, historical results of commercial operations for all periods prior to the Closing Date have been reflected as discontinued operations in our condensed consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 of our condensed consolidated financial statements.
We also have license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive

Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers will be paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2022 and March 31, 2023, we employed one
full-time employee primarily engaged in an executive position. We have also entered into consulting agreements with certain former members of our management team who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical business operations.
vitaCare Divestiture
On April 14, 2022, we completed the divestiture of our former subsidiary vitaCare Prescription Services, Inc. (“vitaCare”) with the sale of all of vitaCare’s issued and outstanding capital stock (the “vitaCare Divestiture”). We received net proceeds of $142.6 million, after deducting
transaction costs of $7.2 million, and we recognized a gain on sale of business of $143.4 million. Included in the net proceeds amount was $11.3 million of customary holdbacks as provided in the stock purchase agreement (the “Purchase Agreement”) which we received in 2023. Additionally, the vitaCare Divestiture provides that we may receive up to an additional $7.0 million in earn-out
consideration, contingent upon vitaCare’s financial performance through 2023 as determined in accordance with the terms of the Purchase Agreement, however we do not believe this earnout will be realized. We will record the contingent consideration at the settlement amount if and when the consideration is realized or realizable.
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
The divestiture of vitaCare was determined to be a component of discontinued operations in December 2022, when we changed our business
by becoming a royalty company and as a result vitaCare activities were reclassified to discontinued operations for the three months ended March 31, 2023 and 2022.
COVID-19
With multiple variant strains of the
SARS-Cov-2
virus and the
COVID-19
disease that it causes (collectively,
“COVID-19”)
still circulating, we continue to be subject to risks and uncertainties in connection with the
COVID-19
pandemic. The extent of the future impact of the
COVID-19
pandemic on our business continues to be highly uncertain and difficult to predict.
As of the date of issuance of these condensed consolidated financial statements, the future extent to which the
COVID-19
pandemic may continue to materially impact our financial condition, liquidity, or results of operations remains uncertain and difficult to predict. Even after the
COVID-19
pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.
Going concern
On December 4, 2022, we entered into agreements with Mayne Pharma pursuant to which we granted Mayne Pharma an exclusive license to commercialize IMVEXXY, BIJUVA, and prescription prenatal vitamin products (in the United States and its possessions and territories), (ii) assign to Mayne Pharma our exclusive license to commercialize ANNOVERA in the United States and its possessions and territories, and (iii) sell certain other assets to Mayne Pharma.

The total consideration from Mayne Pharma to TherapeuticsMD for the purchase of the Transferred Assets and the grant of the licenses under the Mayne License Agreement consisted of (i) a cash payment of $140.0 million at closing, (ii) a cash payment of approximately $12.1 million at closing for the acquisition of net working capital subject to certain adjustments, (iii) a cash payment of approximately $1.0 million at closing for prepaid royalties in connection with the Mayne License Agreement Amendment and (iv) the right to receive the contingent consideration set forth in the Mayne License Agreement, as amended.
On the Closing Date, we repaid all obligations under the Financing Agreement, dated as of April 24, 2019, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, the various lenders from time-to-time
party thereto, and certain of our subsidiaries party thereto from time to time as guarantors (the “Financing Agreement”) and the Financing Agreement was terminated.
Following the transaction with Mayne Pharma, our primary source of revenue is from royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. We may need to raise additional capital to provide additional liquidity to fund our operations until we become cash flow positive. To address our capital needs, we may pursue various equity and debt financing and other alternatives. The equity financing alternatives may include the private placement of equity, equity-linked, or other similar instruments or obligations with one or more investors, lenders, or other institutional counterparties or an underwritten public equity or equity-linked securities offering. Our ability to sell equity securities may be limited by market conditions, including the market price of our common stock, and our available authorized shares.
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
If Mayne Pharma’s sales of IMVEXXY, BIJUVA, or ANNOVERA are delayed, if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than estimated, if we are unsuccessful with future financings or if the continued impact of the
COVID-19
pandemic on us or the third-parties we or our licensees rely on or the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Basis of presentation
We prepared the condensed consolidated financial statements included in this
10-Q
Report following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements can be condensed or omitted. However, except as disclosed herein, there has been no material change in the information disclosed in the notes included in our 2022 Annual Report on Form
10-K
(the “2022
10-K
Report”).
As part of the transformation as a result of the Mayne Transaction, historical results of commercial operations for all periods prior to the Closing Date have been reflected as discontinued operations in the condensed consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheet. Additional disclosures regarding discontinued operations are provided in Note 2 of the condensed consolidated financial statements.
Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this
10-Q
Report should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in our 2022
10-K
Report. Certain amounts in the condensed consolidated financial statements and accompanying notes may not add due to rounding, and all percentages have been calculated using unrounded amounts.
New accounting standards
Adoption of new accounting standards
New accounting standards or “ASUs” were assessed and determined to be either not applicable or did not have a material impact on our condensed consolidated financial statements or processes.
Common stock reverse stock split
On May 6, 2022, we completed a reverse stock split of our common stock, par value $0.001 per share (our “Common Stock”). As a result, shares of our outstanding Common Stock were split at a ratio of
50-for-1
(the “Reverse Stock Split”) with any fractional shares resulting from the Reserve Stock Split rounded up to the next whole share of common stock. The number of authorized shares of Common Stock was also correspondingly reduced from 600.0 million shares to 12.0 million shares to give effect to the Reverse Stock Split. Additionally, all rights to receive shares of Common Stock under outstanding warrants, options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) were adjusted to give effect to the Reverse Stock Split. Furthermore, remaining shares of Common Stock available for future issuance under share-based payment award plans and our employee stock purchase plan were adjusted to give effect to the Reverse Stock Split. Pursuant to Section 78.209 of the Nevada Revised Statutes, the approval of our stockholders was not required for our Board of Directors to effectuate the Reverse Stock Split.
All historical numbers of shares of Common Stock and per share data have been adjusted to give effect to the Reverse Stock Split. Additionally, since the Common Stock par value was unchanged, historical amounts for Common Stock and additional paid-in
capital have been adjusted to give effect to the Reverse Stock Split.
Estimates and assumptions
The preparation of our condensed consolidated financial statements in conformity to U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimated assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ, at times in material amounts, from these estimates under different assumptions or conditions.
Significant accounting policies
The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the accompanying notes to the condensed consolidated financial statements included in our 2022
10-K
report and in the section below.

2. Discontinued Operations
As discussed in Note 1, we changed our business in 2022 by licensing our products to receive royalties and future sales related milestone payments, after granting an exclusive license to commercialize our IMVEXXY, BIJUVA, and prescription prenatal vitamin products sold under the BocaGreenMD and vitaMedMD brands in the United States and assigning our exclusive license to commercialize ANNOVERA to Mayne Pharma.
This plan represented a strategic shift having a major effect on our operations and financial results. Upon the completion of our restructuring and ultimate conversion from a commercial pharmaceutical company to a licensing only company with the consummation of the Mayne Transaction, we classified all direct revenues, costs and expenses related to commercial operations, within income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. As required by the terms of the Financing Agreement, the proceeds from both transactions were used to fully repay our outstanding debt borrowings, and as a result interest expense and amortization of deferred financing costs as well as expense for accretion of Series A Preferred Stock and loss on extinguishment of debt are included within income (loss) from discontinued operations, net of tax (as disclosed below).
Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of March 31, 3023 and December 31, 2022.
The total consideration from Mayne Pharma consisted of (i) a cash payment of $140.0 million at closing, (ii) a cash payment of $12.1 million for the acquisition of net working capital subject to certain adjustments, (iii) a cash payment of approximately $1.0 million for prepaid royalties in connection with the Mayne License Agreement Amendment and (iv) the right to receive the contingent consideration set forth in the Mayne License Agreement, as amended.
Our estimate of net working capital at closing was determined in accordance with the Transaction Agreement which establishes the process for the determination of final net working capital. The determination of net working capital includes significant estimates which could change materially for a period of up to two years following the Closing Date. On March 29, 2023, we received Mayne Pharma’s closing net working capital calculation which differed significantly from our estimate of closing net working capital. We believe that our estimate of net working capital is reasonable and intend to resolve this matter through the process outlined in the Transaction Agreement. Given the recent receipt of Mayne Pharma’s calculation and the nature of the estimates involved, the outcome of this matter is uncertain at this point. As a result, we cannot reasonably estimate a range of loss, and accordingly, continue to contemplate any additional liability associated with Mayne Pharma’s calculation.

The following table presents results of discontinued operations (in thousands):

	Three months ended March, 31
	2023	2022
Product revenue, net	$—	$18,638
Cost of goods sold	—	4,165

Gross profit (loss)	—	14,473

Operating expenses:
Selling and marketing	—	18,895
General and administrative	335	2,515
Research and development	—	1,400
Depreciation and amortization	—	17

Total operating expenses	335	22,827

Operating profit (loss) from discontinued operations	(335)	(8,354)
Other income (expense), net	(958)	(22,792)

Total other income (expense), net	(958)	(22,792)

Net income (loss) from discontinued operations	$(1,293)	$(31,146)

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued operations as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Liabilities:
Current liabilities:
Accounts payable	$828	$12,243
Accrued expenses and other current liabilities	1,822	13,588

Total current liabilities	$2,650	$25,831

3. Prepaid and other current assets
Our prepaid and other current assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Insurance	$1,608	$1,167
Capitalized legal	2,334	2,334
Other	1,504	2,533

Prepaid and other current assets	$5,446	$6,034

4. Fixed assets
Our fixed assets, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Furniture and fixtures	$931	$931
Computer and office equipment	1,167	1,168
Computer software	375	375
Leasehold improvements	49	49

Fixed assets	2,522	2,523
Less: accumulated depreciation and amortization	2,464	2,445

Fixed assets, net	$58	$78

We recorded, in continuing operations, depreciation expense of $0.0 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
5. Licensed rights and other intangible assets
The following provides information about our license rights and other intangible assets, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrrying Amount	Accumulated Amortization	Net	Gross Carrrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$6,224	$1,604	$4,620	$6,225	$1,598	$4,627
Hormone therapy drug patents applied and pending approval	1,936	—	1,936	1,995	—	1,995

Intangible assets subject to amortization	8,160	1,604	6,556	8,220	1,598	6,622
Intangible assets not subject to amortization:
Trademarks/trade name rights	321	—	321	321	—	321

License rights and other intangible assets, net	$8,481	$1,604	$6,877	$8,541	$1,598	$6,943

We recorded, in continuing operations, amortization expense related to patents of $0.0 million and $0.2 million respectively, for the three months ended March 31, 2023 and 2022.
Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2023	$337
2024	439
2025	438
2026	438
2027	438
Thereafter	2,530

Total	$4,620

6. Accrued expenses and other current liabilities
Other accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll and related costs	$3,822	$8,748
Accrued contract termination costs	5,078	4,700
Research and development expenses	—	978
Professional fees	623	415
Operating lease liabilities	1,441	1,390
Prepaid royalty	1,061	1,011
Other accrued expenses and current liabilities	2,335	1,604

Accrued expenses and other current liabilities	$14,360	$18,846

7. Commitments and contingencies
Mayne Pharma Agreement
Mayne Pharma paid us approximately $12.1 million at closing on December 30, 2022, for the acquisition of net working capital, as determined in accordance with the Transaction Agreement, and is subject to certain adjustments for a period of up to two years following the Closing Date.
Pursuant to the Mayne License Agreement Amendment, Mayne Pharma also paid us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties will reduce the first four quarterly payments that would have otherwise been payable pursuant to the Mayne License Agreement by an amount equal to $257,250 per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment is paid to us. In addition, Mayne Pharma will reduce one quarterly royalty payment (other than the first quarterly royalty payment) otherwise payable to us by $1.5 million in consideration of Mayne Pharma assuming our obligations under a long-term services agreement, including our minimum payment obligations thereunder. We received 0.1 million in royalty payments from Mayne Pharma during the three months ended March 31, 2023.
Population Council License Agreement
Under the terms of our license agreement with the Population Council, Inc. (the “Population Council License Agreement”), we paid the Population Council a milestone payment of $20.0 million in 2018, which was within 30 days following the approval by the FDA of the
N
ew
D
rug
A
ppli
c
ation (“NDA”) for ANNOVERA, and $20.0 million in 2019 following the first commercial batch release of ANNOVERA. The aggregate $40.0 million of milestone payments were recorded as license rights. The Population Council was also eligible to receive future payments upon the achievement of certain commercial sales milestones of ANNOVERA. On December 30,
2
022, we assigned the ANNOVERA license to Mayne Pharma. Our rights and obligations under the Population Council License Agreement have been transferred to Mayne Pharma and may revert back to us upon the occurrence of certain events.
Legal proceedings
In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY

(the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. The length of the stay of the IMVEXXY litigation is dependent on further action by Teva. We have incurred and recorded legal costs amounting to $0.1 million in prepaid expenses and other current assets as of March 31, 2023, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If we are unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.
In March 2020, we received a Paragraph IV certification notice letter (the “BIJUVA Notice Letter”) regarding an ANDA submitted to the FDA by Amneal Pharmaceuticals (“Amneal”). In April 2020, we filed a complaint for patent infringement against Amneal in the United States District Court for the District of New Jersey arising from Amneal’s ANDA filing with the FDA. In December 2021, we entered into a settlement agreement (the “Settlement Agreement”) with Amneal Pharmaceuticals, Inc., Amneal Pharmaceuticals, LLC and Amneal Pharmaceuticals of New York LLC (collectively “Amneal”) to resolve the litigation over our patents listed in the FDA’s Orange Book that claim compositions and methods of BIJUVA (the “BIJUVA Patents”). Under the terms of the Settlement Agreement, the parties filed a consent judgment with the U.S. District Court for the District of New Jersey that enjoins Amneal from marketing a generic version of BIJUVA (1 mg estradiol and 100 mg progesterone) before the expiration of the patents-in-suit,
except as provided in the Settlement Agreement, and we granted Amneal a non-exclusive,
non-transferable,
royalty-free license to commercialize Amneal’s generic formulation of BIJUVA in the U.S. commencing in May 2032 (180 days before the current expiration date in November 2032 for the last to expire of our BIJUVA Patents), or earlier under certain circumstances customary for settlement agreements of this nature.
Beginning on December 30, 2022 and per the Mayne License Agreement, Mayne Pharma is responsible for all enforcement of our patents, including the litigation discussed above with respect to Teva.
From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.
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
The Notice stated that, under Nasdaq Listing Rule 5810(c)(2)(G), we had 45 calendar days, or until February 20, 2023, to submit a plan to regain compliance with the Annual Meeting Rule. We timely submitted such plan, and Nasdaq granted us an extension until June 29, 2023, to regain compliance. We have announced an annual meeting of stockholders to be held on June 26, 2023 which we expect will cause us to fully regain compliance with all applicable Nasdaq listing standards.
Off-balance
sheet arrangements
As of March 31, 2023 and December 31, 2022 we had no
off-balance
sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Employment agreements
In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023. As of March 31, 2023, we employ one full-time employee primarily engaged in an executive position. We have engaged external consultants, including certain former members of our management team, who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical business operations. The separation of our former Interim
Co-Chief
Executive Officers, former Interim Chief Financial Officer and other executives from TherapeuticsMD was each a termination without “Good Cause,” as defined in their respective employment agreements. In the aggregate, as of March 31, 2023, we have accrued severance liabilities for executive termination obligations of $3.5 million.
8. Stockholders’ equity (deficit)
Warrants
As of March 31, 2023, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2022 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 202 3	536	$13.10	$2,427	9.3
Exercised	(310)
Expired	(2)
As of March 31, 2023	225	$31.26	$467	8.5

Share-based compensation payment plans
As of March 31, 2023, 559,661 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). If we assume the maximum achievement of performance goals for PSUs, then 591,661 shares of common stock will be subject to outstanding awards under our share-based payment award plans and inducement grants. As of March 31, 2023, 300,232 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2023	172	$228.28	—	3.6	170	$229.43	—	3.6
Granted	—	—	—		—	—	—
Exercised	—	—	—		—	—	—
Cancelled/Forfeited	—	—			—	—
Expired	(69)	219.07			(69)	219.07

As of March 31, 2023	103	$234.32	—	2.7	101	$236.66	—	2.7

The following table summarizes the status of our RSUs and related transactions (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average grant date fair value):

	RSUs awards outstanding			RSUs awards vested and not settled
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of January 1, 2023	246	$29.64	$1,376	189	$26.28	$1,059
Granted	120	5.12		50	5.12
Vested and settled	(189)	26.28	(1,559)	(189)	26.28	(1,559)
Cancelled/Forfeited	—	—		—	—

As of March 31, 2023	177	$8.15	$663	53	$6.85	$199

The following table summarizes the status of our PSU and related transactions for each for the following years (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average grant date fair value):

	Outstanding				Vested and not settled
	PSUs		Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of January 1, 2023	100		$42.30	$558	81	$39.95	$450
Granted	—		—		—	—	`
Vested and settled	(81)		39.95	450	(81)	39.95	450
Cancelled/Forfeited	—		—		—	—

As of March 31, 2023	19	(1)	$52.15	$72	5	$56.05	$19

(1)	The number of PSUs represents the base number of PSUs that will vest.
Share-based payment compensation cost
Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of termination of benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our ESPP totaling $0.5 million and $2.1 million for the three months ended March 31, 2023 and 2022 respectively.
As of March 31, 2023, we had $0.8 million of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP, which may be adjusted for future changes in forfeitures and is included as additional paid-in
capital in the accompanying condensed consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses.
The unrecognized compensation cost as of March 31, 2023, of $0.8 million is expected to be recognized as share-based payment award compensation over a weighted average period of 1.1 years.
9. Revenue
Pursuant
 to
the Mayne License Agreement, the Company granted Mayne Pharma, on the Closing Date, (i) an exclusive, sublicensable, perpetual, irrevocable license to research, develop, register, manufacture, have manufactured, market, sell, use, and commercialize the Licensed Products in the United States and its possessions and territories and (ii) an exclusive, sublicensable, perpetual, irrevocable license to manufacture, have manufactured, import and have imported the Licensed Products outside the United States for commercialization in the United States and its possessions and territories.
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
10. Income taxes
We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three months ended March 31, 2023 and 2022, (ii) additional losses expected for the remainder of 2023 or losses recorded in 2022, or (iii) net operating losses carry forwards from prior years.
We recorded a full valuation allowance of the net operating losses for the three months ended March 31, 2023 and 2022. Accordingly, there were no provisions for income taxes for the three months ended March 31, 2023 and 2022. Additionally, as of March 31, 2023 and December 31, 2022, we maintain a full valuation allowance for all deferred tax assets.

11. Loss per common share
The following table sets forth the computation of basic and diluted loss per common share (each adjusted to account for the Reverse Stock Split) for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) from continuing operations	$(2,310)	$(17,875)
Net income (loss) from discontinued operations	(1,293)	(31,146)

Net loss	$(3,603)	$(49,021)

Denominator:
Weighted average common shares for basic loss per common share	9,754	8,614
Effect of dilutive securities	—	—

Weighted average common shares for diluted loss per common share	$9,754	$8,614

Income (loss) per common share, continuing operations
Basic	$(0.24)	$(2.08)
Diluted	(0.24)	(2.08)
Income (loss) per common share, discontinued operations
Basic	$(0.13)	$(3.62)
Diluted	(0.13)	(3.62)
Since we reported a net loss for the three months ended March 31, 2023 and 2022, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common share are the same for the three months ended March 31, 2023 and 2022.
The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during the respective three months ended March 31, 2023 and 2022 (in thousands):

	As of March 31,
	2023	2022
Stock options	103	316
RSUs	177	339
PSUs	19	176
Warrants	225	103

	524	934

12. Related parties
On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts will serve until our 2023 Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation and has been nominated for reelection at the 2023 Annual Meeting of Stockholders. As a director of our Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee

directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form

10-K

for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee

director at this time. Mr. Roberts currently serves as a Partner of Rubric Capital Management LP (“Rubric”). On July 29, 2022, September 30, 2022, October 28, 2022 and

May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of
$1,333 per share. We also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric.

13. Business concentrations
TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. As part of the transformation that included the Mayne License Agreement, historical results of commercial operations for all periods prior to the Closing Date have been reflected as discontinued operations in our condensed consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2.
For the three months ended March 31, 2023, 100% of

license revenue related to Mayne Pharma
and Theramex.
As of March 31, 2023, we had a royalty receivable of $2.0 million relating to the short-term portion of receivable from Mayne Pharma and Theramex and $20.3
million relating to the long-term portion of royalty
 receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement. As of March 31, 2023, we also recorded $1.1 million in prepaid royalties that we received from Mayne Pharma which were recorded in accrued expenses and other current liabilities.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with our 2022 Annual Report on Form 10-K (“2022 10-K Report”), and the condensed consolidated financial statements and related notes in Item 1, Financial Statements, appearing elsewhere in this this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2022 10-K Report under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Certain amounts in the following discussion may not add due to rounding, and all percentages have been calculated using unrounded amounts.

Forward-looking statements

This 10-Q Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. For example, statements regarding our operations, financial position, debt position, liquidity, business strategy, and other plans and objectives for future operations, and assumptions and predictions about future cost reduction strategies, expenses and royalties are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Factors that could cause or contribute to such differences include, but are not limited to, our liquidity requirements, supply chain issues, management transitions, risks related to our licensing agreements, market and general economic factors, and the other risks discussed in Part I, Item 1A of our 2022 10-K Report, as updated and supplemented by Part II, Item 1A of this 10-Q Report.

Our company

TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause.

In December 2022, we changed our business to become a pharmaceutical royalty company, primarily collecting royalties from our licensees. We are no longer engaged in research and development or commercial operations. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company, pursuant to which we (i) granted Mayne Pharma an exclusive license to commercialize IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD® and vitaMedMD® brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA® (together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.

Pursuant to a License Agreement, dated December 4, 2022, between TherapeuticsMD and Mayne Pharma (the “Mayne License Agreement”), we granted Mayne Pharma, on the Closing Date, (i) an exclusive, sublicensable, perpetual, irrevocable license to research, develop, register, manufacture, have manufactured, market, sell, use, and commercialize the Licensed Products in the United States and its possessions and territories and (ii) an exclusive, sublicensable, perpetual, irrevocable license to manufacture, have manufactured, import and have imported the Licensed Products outside the United States for commercialization in the United States and its possessions and territories.

Pursuant to the Mayne License Agreement, Mayne Pharma will pay us one-time, milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma will pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma will pay us minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below (the “Minimum Annual Royalty”). Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

Pursuant to a Transaction Agreement, dated December 4, 2022, between TherapeuticsMD and Mayne Pharma (the “Transaction Agreement”), we sold to Mayne Pharma, at closing, certain assets for Mayne Pharma to commercialize the Products in the United States, including our exclusive license from the Population Council to commercialize ANNOVERA (the “Transferred Assets”).

The total consideration from Mayne Pharma to us for the purchase of the Transferred Assets and the grant of the licenses under the Mayne License Agreement was (i) a cash payment of $140.0 million at closing, (ii) a cash payment of approximately $12.1 million at closing for the acquisition of net working capital as determined in accordance with the Transaction Agreement and subject to certain adjustments, (iii) a cash payment of approximately $1.0 million at closing for prepaid royalties in connection with the Mayne License Agreement Amendment (as defined below) and (iv) the right to receive the contingent consideration set forth in the Mayne License Agreement, as amended.

On the Closing Date, TherapeuticsMD and Mayne Pharma entered into Amendment No. 1 to the Mayne License Agreement (the “Mayne License Agreement Amendment”). Pursuant to the Mayne License Agreement Amendment, Mayne Pharma agreed to pay us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties will reduce the first four quarterly payments that would have otherwise been received pursuant to the Mayne License Agreement by an amount equal to $257,250 per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment is paid to TherapeuticsMD. In addition, the parties agreed that Mayne Pharma will reduce one quarterly royalty payment (other than the first quarterly royalty payment) otherwise payable to us by $1.5 million in consideration of Mayne Pharma assuming our obligations under a long-term services agreement, including our minimum payment obligations thereunder.

This action represented a shift in our business and therefore, the related assets and liabilities associated with commercial operations are classified as discontinued operations on our condensed consolidated balance sheets and the results of operations have been presented as discontinued operations within our condensed consolidated statements of operations and comprehensive income (loss) for all periods presented. See Note 2 – Discontinued Operations to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

We also have license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023 and severance obligations for terminated executive officers will be paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2022 and March 31, 2023, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants, including certain former members of our management team, who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical business operations.

vitaCare Divestiture

On April 14, 2022, we completed the divestiture of vitaCare Prescription Services, Inc. (“vitaCare”) with the sale of all vitaCare’s issued and outstanding capital stock (the “vitaCare Divestiture”). We received net proceeds of $142.6 million, net of transaction costs of $7.2 million, and we recognized a gain on sale of business of $143.4 million. Included in the net proceeds amount was $11.3 million of customary holdbacks as provided in the stock purchase agreement between us and GoodRx, Inc. (the “Purchase Agreement”), which was recorded as restricted cash in the condensed consolidated balance sheets. The restricted cash was held by an escrow agent and was released to us in March 2023. Additionally, we may receive up to an additional $7.0 million in earn-out consideration, contingent upon vitaCare’s financial performance through 2023 as determined in accordance with the terms of the Purchase Agreement, however we do not believe this earnout will be realized. We will record the contingent consideration at the settlement amount when the consideration is realized or realizable.

The Purchase Agreement contains customary representations and warranties, covenants, and indemnities of the parties thereto. Our commitments under a long-term services agreement related to vitaCare were transferred to Mayne Pharma as part of the Mayne Transaction. In addition, under the Mayne License Agreement Amendment, Mayne Pharma will reduce one quarterly royalty payment (other than the first quarterly royalty payment) otherwise payable to us by $1.5 million in consideration of Mayne Pharma assuming our obligations under the long-term services agreement related to vitaCare.

The pre-divesture operations of vitaCare were reclassified to discontinued operations in December 2022 when we transitioned to becoming a royalty company and licensed our products to Mayne Pharma.

COVID-19

With multiple variant strains of the SARS-Cov-2 virus and the COVID-19 disease that it causes (collectively, “COVID-19”) still circulating, we continue to be subject to risks and uncertainties in connection with the COVID-19 pandemic. The extent of the future impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict.

As of the date of the filing of this 10-Q Report, the future extent to which the COVID-19 pandemic may continue to materially impact our financial condition, liquidity, or results of operations remains uncertain and difficult to predict. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

Going concern

On December 4, 2022, we entered into agreements with Mayne Pharma pursuant to which we (i) granted Mayne Pharma an exclusive license to commercialize IMVEXXY, BIJUVA, and prescription prenatal vitamin products (in the United States and its possessions and territories), (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma.

The total consideration we received from Mayne Pharma for the purchase of the Transferred Assets and the grant of the licenses under the Mayne License Agreement consisted of (i) a cash payment of $140.0 million at closing, (ii) a cash payment of approximately $12.1 million at closing for the acquisition of net working capital subject to certain adjustments, (iii) a cash payment of approximately $1.0 million at closing for prepaid royalties in connection with the Mayne License Agreement Amendment and (iv) the right to receive the contingent consideration set forth in the Mayne License Agreement, as amended.

On the Closing Date, we repaid all obligations under the Financing Agreement, dated as of April 24, 2019, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, the various lenders from time-to-time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors (the “Financing Agreement”) and the Financing Agreement was terminated.

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

If Mayne Pharma’s sales of IMVEXXY, BIJUVA, or ANNOVERA are delayed, if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than estimated, if we are unsuccessful with future financings or if the continued impact of the COVID-19 pandemic on us or the third parties we rely on is worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Portfolio of our licensed products

In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY, BIJUVA, and prescription prenatal vitamin products sold under the BocaGreenMD® and vitaMedMD® brands and assigning our exclusive license to commercialize ANNOVERA to Mayne Pharma.

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

On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY in the United States and its possessions and territories to Mayne Pharma. We also have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S. We entered into the Knight License Agreement, with Knight pursuant to which, we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel. We entered into the Theramex License Agreement with Theramex HQ UK Limited (“Theramex”) pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. As of March 31, 2023, no IMVEXXY sales had been made through the Theramex and Knight licensing agreements.

The FDA has also asked the sponsors of other vaginal estrogen products to participate in the observational study. In connection with the observational study, we would have been required to provide progress reports to the FDA on an annual basis. The obligation to conduct this study was transferred to Mayne Pharma as part of the Mayne License Agreement.

BIJUVA (estradiol and progesterone) capsules, 1 mg/100 mg

This pharmaceutical product is the first and only FDA approved bioidentical hormone therapy combination of estradiol and progesterone in a single, oral capsule for the treatment of moderate-to-severe vasomotor symptoms (commonly known as hot flashes or flushes) due to menopause in women with a uterus.

On December 30, 2022, we granted an exclusive license to commercialize BIJUVA in the United States and its possessions and territories to Mayne Pharma. We also have entered into the Knight License Agreement with Knight pursuant to which we granted Knight an exclusive license to commercialize BIJUVA in Canada and Israel. We have entered into the Theramex License Agreement with Theramex pursuant to which we granted Theramex an exclusive license to commercialize BIJUVA for human use outside of the U.S., except for Canada and Israel.

ANNOVERA (segesterone acetate (“SA”) and ethinyl estradiol (“EE”) vaginal system)

On December 30, 2022, we assigned our exclusive license to commercialize ANNOVERA to Mayne Pharma. This pharmaceutical product is a one-year ring-shaped contraceptive vaginal system (“CVS”) and the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a total of 13 cycles (one year). ANNOVERA is commercially sold in the U.S. pursuant to the terms of the Population Council License Agreement. As part of the approval of ANNOVERA, the FDA has required a post-approval observational study be performed to measure the risk of venous thromboembolism. We agreed to perform and pay the costs and expenses associated with this post-approval study, provided that if the costs and expenses associated with such post-approval study exceed $20.0 million, half of such excess will offset against royalties or other payments owed by us under the Population Council License Agreement. In August 2021, we filed a supplemental New Drug Application (“NDA”) with the FDA to modify the testing specifications for ANNOVERA to allow increased consistency of supply of ANNOVERA. In May 2022, the FDA approved the supplemental NDA for ANNOVERA. Our obligations to perform the post-approval study have been transferred to Mayne Pharma as part of the Mayne License Agreement.

Prenatal vitamin products

On December 30, 2022, we granted an exclusive license to commercialize, in the United States and its possessions and territories, our prescription prenatal vitamin product lines under our vitaMedMD brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD Prena1 name to Mayne Pharma.

Results of operations

Three months ended March 31, 2023 compared with three months ended March 31, 2022

In December 2022, we granted an exclusive license to commercialize our IMVEXXY, BIJUVA, and prescription prenatal vitamin products and assigned our exclusive license to commercialize ANNOVERA to Mayne Pharma, which resulted in a business shift that had a major effect on our operations and financial results.

As part of the transformation that included the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the Closing Date. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 to the financial statements included in this Quarterly Report.

The discussion below, and the revenues and expenses discussed below, are based on and relate to our continuing operations.

	Three months ended March 31,
	2023	2022
Revenue:
License and service revenue	$416	$695

Cost of revenue	—	695

Gross profit	416	—

Operating expenses:
Selling, general and administrative	3,056	17,546
Depreciation and amortization	27	329

Total operating expenses	3,083	17,875

Income (loss) from operations	(2,667)	(17,875)

Other (expense) income:
Interest expense and other financing costs	(50)	—
Miscellaneous income	407	—

Total other income, net	357	—

Income (loss) from continuing operations before income taxes	(2,310)	(17,875)
Provision for income taxes	—	—

Net income (loss) from continuing operations	(2,310)	(17,875)
Income (loss) from discontinued operations, net of income taxes	(1,293)	(31,146)

Net income (loss)	$(3,603)	$(49,021)

Revenue. As part of our transformation and the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

License and service revenue. We recorded $0.4 million in license revenue during the first three months of 2023, primarily from the Mayne License Agreement, and $0.7 million in sales to another licensee during the first quarter of 2022. This decrease was due to a decrease in sales to licensees as a result of our transformation and transition from a manufacturing and commercialization business to a royalty-based business, partially offset by the license revenue recognized during the first quarter from the Mayne License Agreement.

Operating expenses. Total operating expenses for the first three months of 2023 were $3.1 million, a decrease of $14.8 million, or 82.8%, compared to the first three months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business with limited infrastructure.

Selling, general and administrative. Selling, general and administrative expenses were $3.1 million for the first three months of 2023, a decrease of $14.5 million, or 82.6%, compared to the first three months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Depreciation & amortization – Depreciation and amortization expenses were $0.0 million for the first three months of 2023, a decrease of $0.3 million, or 91.8%, compared to the first three months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Income (loss) from operations. For the first three months of 2023, we had a loss from operations of $2.7 million, as compared to a loss from operations of $17.9 million for the first three months of 2022. This change was primarily due to the transition of our business from a manufacturing and commercialization business to a royalty-based business and the associated decrease in expenses.

Other income (expense), net. During the first three months of 2023, we had other income of $0.4 million compared to other income of $0.0 million in the first three months of 2022. This change was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Provision for income taxes. During the first three months of 2023 and 2022, we recorded no provision for income taxes for continuing operations.

Net income (loss) from continuing operations. For the first three months of 2023, we had a net loss of $2.3 million, or $0.24 per basic and diluted common share, compared to a loss of $17.9 million, or $2.08 per basic and diluted common share, for the first three months of 2022.

Discontinued Operations – Revenues from discontinued operations were $0.0 million for the first three months of 2023, a decrease of $18.6 million as compared to the first three months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business. Operating expenses were $0.3 million for the first three months of 2023, a decrease of $22.8 million, as compared to the first three months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business. Operating loss from discontinued operations was $0.3 million, a decrease of $8.0 million as compared to the first three months of 2022.

For additional information, see Note 2 – Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities, the divestiture of our former subsidiary vitaCare, and the transactions with Mayne Pharma. As of March 31, 2023, we had cash totaling $17.2 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. We have never experienced any losses related to these funds.

vitaCare Divestiture

On April 14, 2022, we completed the vitaCare Divestiture. We may receive up to an additional $7.0 million in earn-out consideration, contingent upon vitaCare’s financial performance through 2023 as determined in accordance with the terms of the Purchase Agreement, however we do not believe this earnout will be realized. We utilized $120.0 million of net proceeds from the vitaCare Divestiture to make a prepayment of the loans under the Financing Agreement.

Mayne Pharma License Agreement

On December 30, 2022, we granted Mayne Pharma (i) an exclusive, sublicensable, perpetual, irrevocable license to research, develop, register, manufacture, have manufactured, market, sell, use, and commercialize the Licensed Products in the United States and its possessions and territories and (ii) an exclusive, sublicensable, perpetual, irrevocable license to manufacture, have manufactured, import and have imported the Licensed Products outside the United States for commercialization in the United States and its possessions and territories. The total consideration from Mayne Pharma to us under the Mayne License Agreement consisted of (i) a cash payment of $140.0 million at closing, (ii) a cash payment of approximately $12.1 million at closing for the acquisition of net working capital as determined in accordance with the transaction agreement dated December 4, 2022, and subject to certain adjustments, (iii) a cash payment of approximately $1.0 million at closing for prepaid royalties in connection with the Mayne License Agreement Amendment and (iv) the right to receive the contingent consideration set forth in the Mayne License Agreement, as amended.

Pursuant to the Mayne License Agreement, Mayne Pharma will pay us one-time, milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma will pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma will pay us minimal annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below. Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

Subscription Agreement with Rubric Capital Management LP

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (the “Investor”), pursuant to which we agreed to sell to the Investor, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock (the “Shares”), from time to time during the term of the Subscription Agreement in separate draw downs at our election, at a purchase price of the five-day volume-weighted average price of our common stock at the time of the sale of such Shares, at an aggregate purchase price of up to $5,000,000 (collectively, the “Private Placement”).

The initial draw down will occur on the third trading day following receipt of stockholder approval of the Private Placement, and the parties have agreed the initial draw down will consist of a sale of 312,525 Shares at a price per share equal to $3.6797. At our election, we may issue additional shares from time to time to the Investor, up to an aggregate cap of the lesser of 5,000,000 Shares or $5,000,000. The effectiveness of the Subscription Agreement and each draw down is subject to the satisfaction or waiver of certain conditions, including that our stockholders vote to approve the Private Placement at our upcoming annual meeting of stockholders.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans for to satisfy our such needs in the short-term and in the long-term.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Three Months Ended March 31,
	2023	2022
Net cash (used in) operating activities	$(8,701)	$(17,872)
Net cash (used in) investing activities	—	(212)
Net cash (used in) financing activities	—	(5,000)
Net cash (used in) discontinued operations	(23,368)	(11,654)

Net (decrease) in cash	$(32,069)	$(34,738)

Operating Activities from continuing operations. For the first three months of 2023, net cash used in operating activities was $8.7 million, compared to net cash used in operating activities of $17.9 million for the first three months of 2022. This decrease of $9.2 million or 51%, was primarily due to a $15.6 million decrease in our net loss from continuing operations following our transition from a manufacturing and commercialization business to a royalty-based business, combined with a $4.5 million increase in cash usage related to changes in operating assets and liabilities in 2023, partially offset by a $1.6 million decrease in share-based compensation as compared to 2022.

Investing Activities from continuing operations. Net cash used in investing activities for the first three months of 2023 was $0.0 million, compared to net cash used in investing activities of $0.2 million for the first three months of 2022. This change was due our transition from a manufacturing and commercialization business to a royalty-based business.

Financing Activities from continuing operations. For the first three months of 2023, net cash used in financing activities was $0.0 million, compared to net cash used by financing activities of $5.0 million for the first three months of 2022, reflecting payments of outstanding long-term debt.

Net cash used in discontinued operations. Net cash used in operating activities from discontinued operations for the first three months of 2023 was $23.4 million as compared to net cash used in operating activities of $11.7 million for first three months of 2022. This increase relates primarily to expenses incurred and the payment of current liabilities associated with our transition from a manufacturing and commercialization business to a royalty-based business. Net cash provided by financing activities of discontinued operations for the first three months of 2023 was $1.1 million, compared to net cash used by financing activities of discontinued operations of $0.0 million for the first three months of 2022, which were caused by increases in our long-term liabilities.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of March 31, 2023, we had a royalty receivable of $2.0 million relating to the short-term portion of receivable from Mayne Pharma and $20.3 million relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition) to the condensed consolidated financial statements included in this Quarterly Report.

Inventory. On December 30, 2022, Mayne Pharma acquired our inventory balance of approximately $8.4 million, which is subject to certain net working capital adjustments.

Contractual obligations, off-balance sheet arrangements and purchase commitments and employment agreements

Our contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other obligations and arrangements, see “Note 7. Commitments and Contingencies” to the condensed consolidated financial statements included in this 10-Q Report.

Contractual obligations

A summary of contractual obligations is as follows:

	Total	Year 1	Years 2-3	Years 4-5	> 5 years
Operating lease obligations	$11,507	$1,082	$2,990	$3,141	$4,294

Total contractual obligations	$11,507	$1,082	$2,990	$3,141	$4,294

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2023 and December 31, 2022.

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

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this 10-Q Report, which has been prepared in accordance with U.S. GAAP. We make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The critical accounting policies and estimates used are disclosed in Item 7 – Critical accounting policies and estimates in our 2022 10-K Report.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q Report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this 10-Q Report were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Changes in internal controls over financing reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2023.

Part II – Other Information

Item 1.  Legal proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. Other than the legal proceedings disclosed in Note 7, Commitments and contingencies in Part I, Item 1, Financial Statements, appearing elsewhere in this 10-Q Report, we are not involved in any legal proceeding that we believe would have a material effect on our business or financial condition.

Item 1A.  Risk factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2022 10-K Report under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2022 10-K Report.

Item 2.  Unregistered sales of equity securities and use of proceeds

None.

Item 3.  Defaults upon senior securities

None.

Item 4.  Mine safety disclosures

None.

Item 5.  Other information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Amendment, dated February 21, 2023, to the Employment Agreement, dated as of December 18, 2018, as extended effective October 15, 2021, by and between TherapeuticsMD, Inc. and Marlan Walker (1)

10.2	General Consulting and Services Agreement by and between TherapeuticsMD, Inc. and MCD Consulting Management Services, LLC, dated February 21, 2023 (1)

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1††	Section 1350 Certification of Chief Executive Officer

32.2††	Section 1350 Certification of Principal Financial Officer

101†	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q

104†	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

†	Filed herewith.
††	Furnished herewith.
(1)	Filed as an exhibit to Form 8-K filed with the Commission on February 27, 2023 and incorporated herein by reference (SEC File No. 001-00100).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Michael C. Donegan
Michael C. Donegan
Principal Financial and Accounting Officer