Form 10-Q
period 2023-06-30
TherapeuticsMD, Inc.
filed 2023-08-14
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2023, there were 10,575,240 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Part I – Financial Information
Item 1. Financial statements
TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited – in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$13,729	$38,067
Restricted cash	—	11,250
Royalty receivable, current portion	841	—
Prepaid and other current assets	5,043	6,034

Total current assets	19,613	55,351
Fixed assets, net	39	78
License rights and other intangible assets, net	6,767	6,943
Right of use assets	7,228	7,580
Royalty receivable, long term	19,788	20,253
Other non-current assets	254	253

Total assets	$53,689	$90,458

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,508	$2,162
Accrued expenses and other current liabilities	11,484	18,846
Current liabilities of discontinued operations	1,372	25,831

Total current liabilities	14,364	46,839
Operating lease liabilities	6,939	7,369
Other non-current liabilities	1,189	1,107

Total liabilities	22,492	55,315

Commitments and contingencies (Note 7 )
Stockholders’ equity (deficit):
Common stock, par value $0.001; 32,000 and 12,000 shares authorized, 10,575 and 9,498 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11	9
Additional paid-in capital	976,566	974,497
Accumulated deficit	(945,380)	(939,363)

Total stockholders’ equity	31,197	35,143

Total liabilities and stockholders’ equity	$53,689	$90,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net:
License and service	$437	$348	$853	$1,043

Total revenue, net	437	348	853	1,043
Cost of revenue	—	348	—	1,043

Gross profit	437	—	853	—

Operating expenses:
Selling, general and administrative	2,781	14,575	5,837	32,121
Depreciation & amortization	128	282	155	611

Total operating expenses	2,909	14,857	5,992	32,732

Loss from operations	(2,472)	(14,857)	(5,139)	(32,732)

Other (expense) income:
Interest expense and other financing costs	(45)	—	(95)	—
Miscellaneous income (expense)	103	(16)	510	(16)

Total other income (loss), net	58	(16)	415	(16)

Loss from continuing operations before income taxes	(2,414)	(14,873)	(4,724)	(32,748)
Income (loss) from discontinued operations, net of income taxes	—	127,154	(1,293)	96,008

Net income (loss)	$(2,414)	$112,281	$(6,017)	$63,260

Income (loss) per common share, basic and diluted:
Continuing operations	(0.24)	(1.70)	(0.47)	(3.77)
Discontinued operations, net	—	14.53	(0.13)	11.06

Net income (loss) per common share, basic and diluted	$(0.24)	$12.83	$(0.60)	$7.29

Weighted average common shares, basic	10,219	8,750	9,988	8,682
Weighted average common shares, diluted	10,219	8,750	9,988	8,682

Net income (loss)	$(2,414)	$112,281	$(6,017)	$63,260
Other comprehensive incom e	—	—	—	—

Comprehensive income (loss):	$(2,414)	$112,281	$(6,017)	$63,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited – in thousands)

			Additional Paid in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total
Balance, January 1, 2023	9,498	$9	$974,497	$(939,363)	$35,143
Shares issued for vested restricted stock units and warrants	455	1	—	—	1
Share-based compensation	—	—	483	—	483
Net loss	—	—	—	(3,603)	(3,603)

Balance, March 31, 2023	9,953	$10	$974,980	$(942,966)	$32,024
Shares issued for vested restricted stock units and warrants	309	—	—	—	—
Shares issued for sale of common stock related to private placement sale	313	1	1,149	—	1,150
Share-based compensation	—	—	437	—	437
Net loss	—	—	—	(2,414)	(2,414)

Balance, June 30, 2023	10,575	$11	$976,566	$(945,380)	$31,197

Balance, January 1, 2022	8,598	$9	$957,730	$(1,051,360)	$(93,621)
Shares issued for vested restricted stock units	71	—	—	—	—
Share-based compensation	—	—	2,062	—	2,062
Net loss	—	—	—	(49,021)	(49,021)

Balance, March 31, 2022	8,669	$9	$959,792	$(1,100,381)	$(140,580)
Shares issued for rounding up of fractional shares in connection with the reverse stock split	142	—	—	—	—
Shares issued for vested restricted stock units	44	—	—	—	—
Shares issued for sale of common stock related to employee stock purchase plan	5	—	14	—	14
Share-based compensation	—	—	2,219	—	2,219
Net income	—	—	—	112,281	112,281

Balance, June 30, 2022	8,860	$9	$962,025	$(988,100)	$(26,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited – in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(6,017)	$63,260
Less: income (loss) from discontinued operations, net of tax	(1,293)	(96,008)

Net loss from continuing operations	(4,724)	(32,748)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	156	611
Write-off of patents and trademarks	59	—
Share-based compensation	921	4,295
Other	(78)	(15)
Changes in operating assets and liabilities:
Other assets	464	—
Prepaid and other current assets	150	(9,012)
Accounts payable	(654)	(860)
Accrued expenses and other current liabilities	(7,362)	(739)
Other non-current liabilities	(1,025)	(125)

Total adjustments	(7,369)	(5,845)

Net cash used in continuing operating activities	(12,093)	(38,593)

Cash flows from investing activities:
Payment of patent related costs	—	(267)
Purchase of fixed assets	—	(21)

Net cash used in continuing investing activities	—	(288)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	1,150	—
Repayments of debt	—	(125,000)

Net cash (used in) provided by continuing financing activities	1,150	(125,000)

Discontinued operations:
Net cash provided by (used in) operating activities	(25,752)	124,875
Net cash provided by investing activities	—	187
Net cash provided by financing activities	1,107	—

Net cash provided by (used in) discontinued operations	(24,645)	125,062

Net decrease in cash	(35,588)	(38,819)
Cash and restricted cash – continuing operations, beginning of period	49,317	65,122
Cash and restricted cash – discontinued operations, beginning of period	—	—

Total cash and restricted cash, end of period	$13,729	$26,303

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Supplemental disclosure of noncash financing activities:
Paid in kind (“PIK”) debt financing fees with corresponding increase in debt	$—	$15,780

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
, and BIJUVA
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
TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company, in which we and our subsidiaries (i) granted Mayne Pharma an exclusive license to commercialize our IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD
®
and vitaMedMD
®
brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA
®
(together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.
In a License Agreement, dated December 4, 2022, between TherapeuticsMD and Mayne Pharma (the “Mayne License Agreement”), we granted Mayne Pharma, on the Closing Date, (i) an exclusive, sublicensable, perpetual, irrevocable license to research, develop, register, manufacture, have manufactured, market, sell, use, and commercialize the Licensed Products in the United States and its possessions and territories and (ii) an exclusive, sublicensable, perpetual, irrevocable license to manufacture, have manufactured, import and have imported the Licensed Products outside the United States for commercialization in the United States and its possessions and territories.
Under the Mayne License Agreement, Mayne Pharma will pay us milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma will pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80.0 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a
Product-by-Product
basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma will pay us minimal annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below. Upon the expiry of the
20-year
royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up
and royalty free license for the Licensed Products.
Under the Transaction Agreement, dated December 4, 2022, between TherapeuticsMD and Mayne Pharma (the “Transaction Agreement”), we sold to Mayne Pharma, at closing, certain assets for Mayne Pharma to commercialize the Products in the United States, including, with the Population Council’s consent, our exclusive license from the Population Council to commercialize ANNOVERA (the “Transferred Assets”).
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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers are paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2022 and June 30, 2023, we employed one full-time employee primarily engaged in an executive position. We have also entered into consulting agreements with certain former members of our management team, including our Principal Financial Officer, who support our relationship with current partners and assist with certain financial, legal, and regulatory matters and the continued wind-down of our historical business operations.
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
The divestiture of vitaCare was determined to be a component of discontinued operations in December 2022, when we changed our business by becoming a royalty company and as a result vitaCare activities were reclassified to discontinued operations for the six months ended June 30, 2023 and 2022.

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
On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate draw-downs at the election of the Company. On June 29, 2023, the Company issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. The Company received gross proceeds of $1.15 million from the draw down, before expenses. The Common Stock issued pursuant to the Subscription Agreement was sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule
5-06
of Regulation D promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.
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
10-K
(the “2022
10-K
Report”).
As part of the transformation as a result of the Mayne Tran
sa
ction, historical results of commercial operations for all periods prior to the Closing Date have been reflected as discontinued operations in the condensed consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheet. Additional disclosures regarding discontinued operations are provided in Note 2 of the condensed consolidated financial statements.
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
Increase of authorized shares
On June 26, 2023, at our combined 2022 and 2023 Annual Meeting, our stockholders approved an amendment to
o
u
r
 Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 12 million shares to 32 million shares.
Estimates and assumptions
The preparation of our condensed consolidated financial statements in conformity to U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ, at times in material amounts, from these estimates under different assumptions or conditions.

Significant accounting policies
The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the accompanying notes to the consolidated financial statements included in our 2022
10-K
report and in the section below.
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
This plan represented a strategic shift having a major effect on our operations and financial results. Upon our conversion from a commercial pharmaceutical company to a licensing only company with the consummation of the Mayne Transaction, we classified all direct revenues, costs and expenses related to commercial operations, within income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have
not
allocated
any amounts for shared general and administrative operating support expense to discontinued operations. As required by the terms of the Financing Agreement, proceeds from the Mayne Transaction and the VitaCare Divestiture were used to fully repay our outstanding debt borrowings, and as a result interest expense and amortization of deferred financing costs as well as expense for accretion of Series A Preferred Stock and loss on extinguishment of debt are included within income (loss) from discontinued operations, net of tax (as disclosed below).
Additionally
, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of June 30, 3023 and December 31, 2022.
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
Our estimate of net working capital at closing was determined in accordance with the Transaction Agreement which establishes the process for the determination of final net working capital. The determination of net working capital includes significant estimates which could change materially for a period of up to two years following the Closing Date. On March 29, 2023, we received Mayne Pharma’s closing net working capital calculation which differed significantly from our estimate of closing net working capital. We believe that our estimate of net working capital is reasonable and intend to resolve this matter through the process outlined in the Transaction Agreement. Given the nature of the estimates involved, the outcome of this matter is uncertain at this point. As a result, we cannot reasonably estimate a range of loss, and accordingly, continue to contemplate any additional liability associated with Mayne Pharma’s calculation.

The following table presents results of discontinued operations (in thousands):

	Three months ended June, 30		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$—	$28,213	$—	$46,851
Cost of goods sold	—	4,392	—	8,557
Gross profit	—	23,821	—	38,294
Operating expenses:
Selling and marketing	—	23,679	—	42,574
General and administrative	—	2,535	335	5,050
Research and development	—	1,580	—	2,980
Depreciation & a mortization	—	11	—	28
Total operating expenses	—	27,805	335	50,632
Operating profit (loss) from discontinued operations	—	(3,984)	(335)	(12,338)
Other income (expense), net	—	131,138	(958)	108,346
Total other income (expense), net	—	131,138	(958)	108,346

Net income (loss) from discontinued operations	$—	$127,154	$(1,293)	$96,008

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued operations as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Liabilities:
Current liabilities:
Accounts payable	$64	$12,243
Accrued expenses and other current liabilities	1,308	13,588

Total current liabilities	$1,372	$25,831

3. Prepaid and other current assets
Our prepaid and other current assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Insurance	$1,065	$1,167
R ent receivable	197	—
Capitalized legal	2,334	2,334
Other	1,447	2,533

Prepaid and other current assets	$5,043	$6,034

4. Fixed assets
Our fixed assets, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$931	$931
Computer and office equipment	1,168	1,168
Computer software	375	375
Leasehold improvements	49	49

Fixed assets	2,523	2,523
Less: accumulated depreciation and amortization	(2,484)	(2,445)

Fixed assets, net	$39	$78

We recorded, in continuing operations, depreciation expense of $0.0 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and depreciation expense of $0.0 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.
5. Licensed rights and other intangible assets
The following provides information about our license rights and other intangible assets, net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$6,224	$1,714	$4,510	$6,225	$1,598	$4,627
Hormone therapy drug patents applied and pending approval	1,936	—	1,936	1,995	—	1,995

Intangible assets subject to amortization	8,160	1,714	6,446	8,220	1,598	6,622
Intangible assets not subject to amortization:
Trademarks/trade name rights	321	—	321	321	—	321

License rights and other intangible assets, net	$8,481	$1,714	$6,767	$8,541	$1,598	$6,943

We recorded, in continuing operations, amortization expense related to patents of $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022 respectively, and amortization expense related to patents of $0.1 million and $0.3 million for the six months ended June 30, 2023 and 2022 respectively.
Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2023	$227
2024	439
2025	438
2026	438
2027	438
Thereafter	2,530

Total	$4,510

6. Accrued expenses and other current liabilities
Other accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll and related costs	$2,849	$8,748
Accrued contract termination costs	—	4,700
Research and development expenses	—	978
Professional fees	276	415
Operating lease liabilities	1,448	1,390
Prepaid royalty	—	1,011
Other accrued expenses and current liabilities	6,911	1,604

Accrued expenses and other current liabilities	$11,484	$18,846

7. Commitments and contingencies
Mayne Pharma Agreement
Mayne Pharma paid us approximately $12.1 million at closing on December 30, 2022, for the acquisition of net working capital, as determined in accordance with the Transaction Agreement, and such payment
is subject to certain adjustments for a period of up to two years following the Closing Date.
Pursuant to the Mayne License Agreement Amendment, Mayne Pharma also paid us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties will reduce the first four quarterly payments that would have otherwise been payable pursuant to the Mayne License Agreement by an amount equal to $257,250 per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment is paid to us. In addition, Mayne Pharma will reduce one quarterly royalty payment (other than the first quarterly royalty payment) otherwise payable to us by $1.5 million in consideration of Mayne Pharma assuming our obligations under a long-term services agreement, including our minimum payment obligations thereunder. We recognized
$0.4 million and $0.9 million in royalty
revenues
from Mayne Pharma during the three and six months ended June 30, 2023, respectively.
Population Council License Agreement
Under the terms of our license agreement with the Population Council, Inc. (the “Population Council License Agreement”), we paid the Population Council a milestone payment of $20.0 million in 2018, which was within 30 days following the approval by the FDA of the New Drug Application (“NDA”) for ANNOVERA, and $20.0 million in 2019 following the first commercial batch release of ANNOVERA. The aggregate $40.0 million of milestone payments were recorded as license rights. The Population Council was also eligible to receive future payments upon the achievement of certain commercial sales milestones of ANNOVERA. On December 30, 2022, we assigned the ANNOVERA license to Mayne Pharma. Our rights and obligations under the Population Council License Agreement have been transferred to Mayne Pharma and may revert back to us upon the occurrence of certain events.
Legal proceedings
In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. The length of the stay of the IMVEXXY litigation is dependent on further action by Teva. We have incurred and recorded legal costs amounting to $2.3 million in prepaid expenses and other current assets as of June 30, 2023, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If we are unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.
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
Off-balance
sheet arrangements
As of June 30, 2023 and December 31, 2022 we had no
off-balance
sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Employment agreements
In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023. As of June 30, 2023, we employ one full-time employee primarily engaged in an executive position. We have engaged external consultants, including certain former members of our management team, who support our relationship with current partners and assist with certain financial, legal, and regulatory matters and the continued wind-down of our historical business operations. The separation of our former Interim
Co-Chief
Executive Officers, former Interim Chief Financial Officer and other executives from TherapeuticsMD was each a termination without “Good Cause,” as defined in their respective employment agreements. In the aggregate, as of June 30, 2023, we have accrued severance liabilities for executive termination obligations of $2.4 million.

8. Stockholders’ equity (deficit)
Warrants
As of June 30, 2023, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2022 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants Outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2023	536	$13.10	$2,427	9.3
Exercised	(435)	—	(634)	(4.5)
Expired	(2)	—	—	—

As of June 30, 2023	99	$66.61	$1,793	4.8

Share-based compensation payment plans
As of June 30, 2023, 269,207
shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). As of June 30, 2023,
321,717 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2023	172	$228.28	—	3.6	170	$229.43	—	3.6
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—	—	—	—
Expired	(90)	203.84	—	3.3	(90)	203.84	—	3.3

As of June 30, 2023	82	$255.03	—	3.5	80	$258.50	—	3.5

The following table summarizes the status of our RSUs and related transactions (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average grant date fair value):

	RSUs awards outstanding			RSUs awards vested and not settled
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

As of January 1, 2023	246	$29.64	1,376	189	26.28	$1,059
Granted	120	5.12	185
Vested and settled	(242)	22.02	(1,758)
Cancelled/Forfeited	—	—	—

As of June 30, 2023	124	$8.15	663	70	5.12	$288

The following table summarizes the status of our PSUs and related transactions for each for the following years (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average grant date fair value):

	Outstanding			Vested and not settled
	PSUs (1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

As of January 1, 2023	100	$42.30	558	81	39.95	$450
Granted	—	—	—
Vested and settled	(86)	40.89	(479)
Cancelled/Forfeited	—	—	—

As of June 30, 2023	14	$52.15	72	—	—	$—

(1)	The number of PSUs represents the base number of PSUs that may vest.

Share-based payment compensation cost
Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the
termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our ESPP totaling $0.4 million and $2.2 million for the three months ended June 30, 2023 and 2022 respectively, and $0.9 million and $4.3 million for the six months ended June 30, 2023 and 2022 respectively.
As of June 30, 2023, we had $0.5 million of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP, which may be adjusted for future changes in forfeitures and is included as additional paid-in
capital in the accompanying condensed consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses.
The unrecognized compensation cost as of June 30, 2023 of $0.5 million is expected to be recognized as share-based payment award compensation over a weighted average period of 0.6 years.
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
10. Income taxes
We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the six months ended June 30, 2023 and 2022, (ii) additional losses expected for the remainder of 2023 or losses recorded in 2022, or (iii) net operating losses carry forwards from prior years.
We recorded a full valuation allowance of the net operating losses for the six months ended June 30, 2023 and 2022. Accordingly, there were no provisions for income taxes for the six months ended June 30, 2023 and 2022. Additionally, as of June 30, 2023 and December 31, 2022, we maintain a full valuation allowance for all deferred tax assets.

11. Loss per common share
The following table sets forth the computation of basic and diluted loss per common share (each adjusted to account for the Reverse Stock Split) for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) from continuing operations	$(2,414)	$(14,873)	$(4,724)	$(32,748)
Net income (loss) from discontinued operations	—	127,154	(1,293)	96,008

Net loss	$(2,414)	$112,281	$(6,017)	$63,260

Denominator:
Weighted average common shares for basic loss per common share	10,219	8,750	9,988	8,682
Effect of dilutive securities	—	—	—	—

Weighted average common shares for diluted loss per common share	10,219	8,750	9,988	8,682

Income (loss) per common share, continuing operations

Basic	$(0.24)	$(1.70)	$(0.47)	$(3.77)

Diluted	(0.24)	(1.70)	(0.47)	(3.77)

Income (loss) per common share, discontinued operations

Basic	$—	14.53	$(0.13)	11.06

Diluted	—	$14.53	(0.13)	$11.06

Since we reported a net loss from continuing operations for the six months ended June 30, 2023 and 2022, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares are the same for the six months ended June 30, 2023 and 2022.
The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during the respective six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Stock options	82	257
RSUs	124	—
PSUs	14	155
Warrants	99	101

	319	513

12. Related parties
On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June
2
6, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director of our Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee
directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form
10-K
for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee
director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share. also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, the Company issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses.

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
For the three and six months ended June 30, 2023, 100% of license revenue related to Mayne Pharma and Theramex.
As of June 30, 2023, we had a royalty receivable of $0.8 million relating to the short-term portion of receivable from Mayne Pharma and Theramex and $19.8 million relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with our 2022 Annual Report on Form 10-K (“2022 10-K Report”), and the condensed consolidated financial statements and related notes in Item 1, Financial Statements, appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2022 10-K Report under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date of this 10-Q Report, and we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. We do not undertake to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments, except as required by law or by the rules and regulations of the SEC.

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

In December 2022, we changed our business to become a pharmaceutical royalty company, primarily collecting royalties from our licensees. We are no longer engaged in research and development or commercial operations. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company, pursuant to which we (i) granted Mayne Pharma an exclusive license to commercialize IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD and vitaMedMD brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA (together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.

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

This action represented a shift in our business and therefore, the related assets and liabilities associated with commercial operations are classified as discontinued operations on our condensed consolidated balance sheets and the results of operations have been presented as discontinued operations within our condensed consolidated statements of operations for all periods presented. See Note 2 – Discontinued Operations to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023 and severance obligations for terminated executive officers will be paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2022 and June 30, 2023, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants, including certain former members of our management team, who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical business operations.

vitaCare Divestiture

On April 14, 2022, we completed the divestiture of vitaCare Prescription Services, Inc. (“vitaCare”) with the sale of all vitaCare’s issued and outstanding capital stock (the “vitaCare Divestiture”). We received net proceeds of $142.6 million, net of transaction costs of $7.2 million, and we recognized a gain on sale of business of $143.4 million. Included in the net proceeds amount was $11.3 million of customary holdbacks as provided in the stock purchase agreement between us and GoodRx, Inc. (the “Purchase Agreement”), which was recorded as restricted cash in the condensed consolidated balance sheets until the cash was released to us. The restricted cash was held by an escrow agent and was released to us in March 2023. Additionally, we may receive up to an additional $7.0 million in earn-out consideration, contingent upon vitaCare’s financial performance through 2023 as determined in accordance with the terms of the Purchase Agreement, however we do not believe this earnout will be realized. We will record the contingent consideration at the settlement amount when the consideration is realized or realizable.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate draw-downs at the election of the Company. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw down, before expenses. The Common Stock issued pursuant to the Subscription Agreement was sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 5-06 of Regulation D promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

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

Portfolio of our licensed products

In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY, BIJUVA, and prescription prenatal vitamin products sold under the BocaGreenMD and vitaMedMD brands and assigning our exclusive license to commercialize ANNOVERA to Mayne Pharma.

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

On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY in the United States and its possessions and territories to Mayne Pharma. We also have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S. We entered into the Knight License Agreement, with Knight pursuant to which, we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel. We entered into the Theramex License Agreement with Theramex HQ UK Limited (“Theramex”) pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. As of June 30, 2023, no IMVEXXY sales had been made through the Theramex and Knight licensing agreements.

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

Prenatal vitamin products

On December 30, 2022, we granted an exclusive license to commercialize, in the United States and its possessions and territories, our prescription prenatal vitamin product lines under our vitaMedMD brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD Prenatal name to Mayne Pharma.

Results of operations

Three months ended June 30, 2023 compared with three months ended June 30, 2022

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

The discussion below, and the revenues and expenses discussed below, are based on and relate to our continuing operations.

	Three months ended June 30,
	2023	2022
Revenue:
License and service revenue	$437	$348

Cost of revenue	—	348

Gross profit	437	—

Operating expenses:
Selling, general and administrative	2,781	14,575
Depreciation and amortization	128	282

Total operating expenses	2,909	14,857

Loss from operations	(2,472)	(14,857)

Other (expense) income:
Interest expense and other financing costs	(45)	—
Miscellaneous income (expense)	103	(16)

Total other income, net	58	(16)

Loss from continuing operations before income taxes	(2,414)	(14,873)
Provision for income taxes	—	—
Net loss from continuing operations	(2,414)	(14,873)
Income from discontinued operations, net of income taxes	—	127,154

Net income (loss)	$(2,414)	$112,281

Revenue. As part of our transformation and the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

License and service revenue. We recorded $0.4 million in license revenue for the second quarter of 2023, primarily from the Mayne License Agreement, compared to $0.3 million in sales to another licensee for the second quarter of 2022. This increase was a result of our transformation and transition from a manufacturing and commercialization business to a royalty-based business with revenue from the Mayne License Agreement.

Operating expenses. Total operating expenses for the second quarter of 2023 were $2.9 million, a decrease of $11.9 million, or 80.4%, compared to the second quarter of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business with limited infrastructure.

Selling, general and administrative. Selling, general and administrative expenses were $2.8 million for the second quarter of 2023, a decrease of $11.8 million, or 80.9%, compared to the second quarter of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Depreciation & amortization. Depreciation and amortization expense was $0.1 million for the second quarter of 2023, a decrease of $0.2 million, or 54.6%, compared to the second quarter of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Loss from operations. In the second quarter of 2023, we had a loss from operations of $2.4 million, as compared to a loss from operations of $14.9 million for the second quarter of 2022. This change was primarily due to the transition of our business from a manufacturing and commercialization business to a royalty-based business and the associated decrease in expenses.

Other income (expense), net. During the second quarter of 2023, we had other income of $0.1 million compared to other expense of $0.0 million in the second quarter of 2022. This change was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business. Other income of $0.1 million represents interest income for the present value of the minimum royalty receivables recorded compared to actual minimum royalties received.

Provision for income taxes. During the second quarter of 2023 and 2022, we recorded no provision for income taxes for continuing operations.

Net loss from continuing operations. For the second quarter of 2023, we had a net loss of $2.4 million, or $0.24 per basic and diluted common share, compared to a loss of $14.9 million, or $1.70 per basic and diluted common share, for the second quarter of 2022.

Discontinued Operations – Revenues from discontinued operations were $0.0 million for the second quarter of 2023, a decrease of $28.2 million as compared to the second quarter of 2022. Operating expenses from discontinued operations were $0.0 million in the second quarter of 2023, a decrease of $27.8 million, as compared to the second quarter of 2022. Net income (loss) from discontinued operations for the second quarter of 2023 was $0.0 million, a decrease of $127.2 million as compared to the second quarter of 2022.

For additional information, see Note 2 – Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Results of operations

Six months ended June 30, 2023 compared with six months ended June 30, 2022

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

The discussion below, and the revenues and expenses discussed below, are based on and relate to our continuing operations.

	Six months ended June 30,
	2023	2022
Revenue:
License and service revenue	$853	$1,043

Cost of revenue	—	1,043

Gross profit	853	—

Operating expenses:
Selling, general and administrative	5,837	32,121
Depreciation and amortization	155	611

Total operating expenses	5,992	32,732

Loss from operations	(5,139)	(32,732)

Other (expense) income:
Interest expense and other financing costs	(95)	—
Miscellaneous income (expense)	510	(16)

Total other income (expense), net	415	(16)

Loss from continuing operations before income taxes	(4,724)	(32,748)
Provision for income taxes	—	—
Net loss from continuing operations	(4,724)	(32,748)
Income (loss) from discontinued operations, net of income taxes	(1,293)	96,008

Net income (loss)	$(6,017)	$63,260

Revenue. As part of our transformation and the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

License and service revenue. We recorded $0.9 million in license revenue for the first six months of 2023, primarily from the Mayne License Agreement, and $1.0 million in sales to another licensee during the first six months of 2022. This decrease was due to a decrease in sales to licensees as a result of our transformation and transition from a manufacturing and commercialization business to a royalty-based business, partially offset by the license revenue recognized during the first quarter from the Mayne License Agreement.

Operating expenses. Total operating expenses for the first six months of 2023 were $6.0 million, a decrease of $26.7 million, or 81.7%, compared to the first six months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business with limited infrastructure.

Selling, general and administrative. Selling, general and administrative expenses were $5.8 million for the first six months of 2023, a decrease of $26.3 million, or 81.8%, compared to the first six months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Depreciation & amortization. Depreciation and amortization expenses were $0.2 million for the first six months of 2023, a decrease of $0.4 million, or 74.6%, compared to the first six months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Loss from operations. For the first six months of 2023, we had a loss from operations of $5.1 million, as compared to a loss from operations of $32.7 million for the first six months of 2022. This change was primarily due to the transition of our business from a manufacturing and commercialization business to a royalty-based business and the associated decrease in expenses.

Other income (expense), net. During the first six months of 2023, we had other income of $0.4 million compared to other expense of $0.0 million in the first six months of 2022. This change was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business. Other income of $0.1 million represents interest income for the present value of the minimum royalty receivables recorded compared to actual minimum royalties received and $0.3 million of a net working capital adjustment from the vitaCare Divestiture.

Provision for income taxes. During the first six months of 2023 and 2022, we recorded no provision for income taxes for continuing operations.

Net loss from continuing operations. For the first six months of 2023, we had a net loss of $4.7 million, or $0.47 per basic and diluted common share, compared to a loss of $32.7 million, or $3.77 per basic and diluted common share, for the first six months of 2022.

Discontinued Operations – Revenues from discontinued operations were $0.0 million for the first six months of 2023, a decrease of $46.9 million as compared to the first six months of 2022. Operating expenses from discontinued operations were $0.3 million for the first six months of 2023, a decrease of $50.3 million, as compared to the first six months of 2022. Net loss from discontinued operations for the first six months of 2023 was $1.3 million, a decrease of $97.3 million as compared to the first six months of 2022.

For additional information, see Note 2 – Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities, the divestiture of our former subsidiary vitaCare, and the transactions with Mayne Pharma. As of June 30, 2023, we had cash totaling $13.7 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. We have never experienced any losses related to these funds.

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

Subscription Agreement with Rubric Capital Management LP

On May 1, 2023, we entered into the Subscription Agreement with Rubric, pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of Common Stock, from time to time during the term of the Subscription Agreement in separate draw downs at our election, at a purchase price of the five-day volume-weighted average price of our common stock at the time of the sale of such shares, at an aggregate purchase price of up to $5,000,000 (collectively, the “Private Placement”).

The initial draw down occurred on June 29, 2023 consisting of a sale of 312,525 shares of Common Stock at a price per share equal to $3.6797. We received gross proceeds of $1.15 million from the drawdown, before expenses.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans for to satisfy our such needs in the short-term and in the long-term.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Six Months Ended June 30,
	2023	2022
Net cash (used in) operating activities	$(12,093)	$(38,593)
Net cash (used in) investing activities	—	(288)
Net cash provided by (used in) financing activities	1,150	(125,000)
Net cash provided by (used in) discontinued operations	(24,645)	125,062

Net (decrease) in cash	$(35,588)	$(38,819)

Operating Activities from continuing operations. For the first six months of 2023, net cash used in operating activities was $12.1 million, compared to net cash used in operating activities of $38.6 million for the first six months of 2022. This decrease of $26.5 million or 68.7%, was primarily due to a $28.0 million decrease in our net loss from continuing operations following our transition from a manufacturing and commercialization business to a royalty-based business, combined with a $2.3 million decrease in cash usage related to changes in operating assets and liabilities in 2023, partially offset by a $3.4 million decrease in share-based compensation as compared to 2022.

Investing Activities from continuing operations. Net cash used in investing activities for the first six months of 2023 was $0.0 million, compared to net cash used in investing activities of $0.3 million for the first six months of 2022. This change was due our transition from a manufacturing and commercialization business to a royalty-based business.

Financing Activities from continuing operations. For the first six months of 2023, net cash received from financing activities was $1.2 million, compared to net cash used by financing activities of $125.0 million for the first six months of 2022, reflecting the sale of common stock during the first six months of 2023 and the payments of outstanding long-term debt during the first six months of 2022.

Net cash used in discontinued operations. Net cash used in operating activities from discontinued operations for the first six months of 2023 was $25.8 million as compared to net cash provided by operating activities of $124.9 million for first six months of 2022. This increase relates primarily to expenses incurred and the payment of current liabilities associated with our transition from a manufacturing and commercialization business to a royalty-based business. Net cash provided by investing activities from discontinued operations was $0.0 million for the first six months of 2023, compared to net cash provided of $0.2 million for the first six months of 2022. This decrease was due to our transition from a manufacturing and commercialization business to a royalty-based business. Net cash provided by financing activities from discontinued operations was $1.1 million for the first six months of 2023, compared to net cash provided of $0.0 million for the first six months of 2022.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of June 30, 2023, we had a royalty receivable of $0.8 million relating to the short-term portion of receivable from Mayne Pharma and $19.8 million relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition) to the condensed consolidated financial statements included in this Quarterly Report.

Inventory. On December 30, 2022, Mayne Pharma acquired our inventory balance of approximately $6.6 million, which is subject to certain net working capital adjustments.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of June 30, 2023 and December 31, 2022.

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

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this 10-Q Report, which has been prepared in accordance with U.S. GAAP. We make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The critical accounting policies and estimates used are disclosed in Item 7 –Critical accounting policies and estimates in our 2022 10-K Report.

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

Changes in internal controls over financial reporting

In connection with our transformation into a pharmaceutical royalty company, we terminated our executive management team and all other employees. As of June 30, 2023, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants, including certain former members of our management team, who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical commercial business operations. As a result of these changes, we have updated our risk assessment and design of internal controls over financial reporting that align with reduced transaction volume and reliance on external consultants to manage the day-to-day operations of the Company. The Company is and will continue to evaluate changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing business transformation activities, and as a result, controls may be periodically changed. The Company believes, however, that it will be able to maintain sufficient controls over its financial reporting throughout this transformation process.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Recent Sales of Unregistered Securities

During the period covered by this 10-Q Report, we did not issue any unregistered equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this 10-Q Report.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1†	Composite Amended and Restated Articles of Incorporation, as amended.

3.2(1)	Fourth Amendment to Bylaws of the Company, dated June 29, 2023.

10.1(2)	Subscription Agreement, dated May 1, 2023, between TherapeuticsMD, Inc. and Rubric Capital Management LP.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1††	Section 1350 Certification of Chief Executive Officer

32.2††	Section 1350 Certification of Principal Financial Officer

101†	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q

104†	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

†	Filed herewith.
††	Furnished herewith.
(1)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 6, 2023 and incorporated herein by reference (SEC File No. 001-00100).
(2)	Filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 17, 2023 and incorporated herein by reference (SEC File No. 001-00100).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Michael C. Donegan
Michael C. Donegan
Principal Financial and Accounting Officer