Form 10-Q
period 2023-09-30
TherapeuticsMD, Inc.
filed 2023-11-14
CIK 25743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act).

Yes
  ☐
No
☒
As of November 14, 2023, there were 10,575,240 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Part I - Financial Information
Item 1. Financial statements
TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,166	$38,067
Restricted cash	—	11,250
Royalty receivable, current portion	2,705	—
Prepaid and other current assets	4,570	6,034

Total current assets	17,441	55,351
Fixed assets, net	19	78
License rights and other intangible assets, net	6,657	6,943
Right of use assets	7,055	7,580
Royalty receivable, long term	19,067	20,253
Other non-current assets	254	253

Total assets	$50,493	$90,458

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$696	$2,162
Accrued expenses and other current liabilities	6,928	18,846
Current liabilities of discontinued operations	6,888	25,831

Total current liabilities	14,512	46,839
Operating lease liabilities	6,740	7,369
Other non-current liabilities	1,189	1,107

Total liabilities	22,441	55,315

Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, par value $0.001; 32,000 and 12,000 shares authorized, 10,575 and 9,498 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	11	9
Additional paid-in capital	976,799	974,497
Accumulated deficit	(948,758)	(939,363)

Total stockholders’ equity	28,052	35,143

Total liabilities and stockholders’ equity	$50,493	$90,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License and service revenue	$(53)	$354	$800	$1,397
Cost of revenue	—	354	—	1,397

Gross profit (loss)	(53)	—	800	—

Operating expenses:
Selling, general and administrative	1,590	14,246	7,427	46,367
Depreciation & amortization	130	273	285	884

Total operating expenses	1,720	14,519	7,712	47,251

Loss from operations	(1,773)	(14,519)	(6,912)	(47,251)

Other (expense) income:
Interest expense and other financing costs	(20)	—	(115)	—
Miscellaneous income (expense)	359	(112)	869	(128)

Total other income (loss), net	339	(112)	754	(128)

Loss from continuing operations before income taxes	(1,434)	(14,631)	(6,158)	(47,379)
Income (loss) from discontinued operations, net of income taxes	(1,944)	(14,334)	(3,237)	81,674

Net income (loss)	$(3,378)	$(28,965)	$(9,395)	$34,295

Income (loss) per common share, basic and diluted:
Continuing operations	(0.13)	(1.58)	(0.60)	(5.34)
Discontinued operations, net	(0.18)	(1.55)	(0.32)	9.20

Net income (loss) per common share, basic and diluted	$(0.32)	$(3.13)	$(0.92)	$3.86

Weighted average common shares, basic	10,701	9,261	10,241	8,877
Weighted average common shares, diluted	10,701	9,261	10,241	8,877
Net income (loss)	$(3,378)	$(28,965)	$(9,395)	$34,295
Other comprehensive income	—	—	—	—

Comprehensive income (loss):	$(3,378)	$(28,965)	$(9,395)	$34,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited - in thousands)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	9,498	$9	$974,497	$(939,363)	$35,143
Shares issued for vested restricted stock units	455	1	—	—	1
Share-based compensation	—	—	483	—	483
Net loss	—	—	—	(3,603)	(3,603)

Balance, March 31, 2023	9,953	$10	$974,980	$(942,966)	$32,024
Shares issued for vested restricted stock units	309	—	—	—	—
Shares issued for sale of common stock related to private placement sale	313	1	1,149	—	1,150
Share-based compensation	—	—	437	—	437
Net loss	—	—	—	(2,414)	(2,414)

Balance, June 30, 2023	10,575	$11	$976,566	$(945,380)	$31,197
Share-based compensation	—	—	233	—	233
Net loss	—	—	—	(3,378)	(3,378)

Balance, September 30, 2023	10,575	$11	$976,799	$(948,758)	$28,052

Balance, January 1, 2022	8,598	$9	$957,730	$(1,051,360)	$(93,621)
Shares issued for vested restricted stock units	71	—	—	—	—
Share-based compensation	—	—	2,062	—	2,062
Net loss	—	—	—	(49,021)	(49,021)

Balance, March 31, 2022	8,669	$9	$959,792	$(1,100,381)	$(140,580)
Shares issued for rounding up of fractional shares in connection with the reverse stock split	142	—	—	—	—
Shares issued for vested restricted stock units	44	—	—	—	—
Shares issued for sale of common stock related to employee stock purchase plan	5	—	14	—	14
Share-based compensation	—	—	2,219	—	2,219
Net income	—	—	—	112,281	112,281

Balance, June 30, 2022	8,860	$9	$962,025	$(988,100)	$(26,066)
Sale of common stock, net of costs	565	—	2,454	—	2,454
Shares issued for vested restricted stock units	42	—	—	—	—
Share-based compensation	—	—	4,306	—	4,306
Net loss	—	—	—	(28,965)	(28,965)

Balance, September 30, 2022	9,467	$9	$968,785	$(1,017,065)	$(48,271)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(9,395)	$34,295
Less: income (loss) from discontinued operations, net of tax	(3,237)	81,674

Net loss from continuing operations	(6,158)	(47,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	884
Write-off of patents and trademarks	59	—
Share-based compensation	1,155	8,587
Other	525	(25)
Changes in operating assets and liabilities:
Other assets	1,185	—
Prepaid and other current assets	(1,241)	394
Accounts payable	(1,466)	(1,290)
Accrued expenses and other current liabilities	(11,918)	18,337
Lease liabilities	(629)	—
Other non-current liabilities	82	(385)

Total adjustments	(11,963)	26,502

Net cash used in continuing operating activities	(18,121)	(20,877)

Cash flows from investing activities:
Payment of patent related costs	—	(260)
Purchase of fixed assets	—	(21)

Net cash used in continuing investing activities	—	(281)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	1,149	2,454
Proceeds from exercise of options and warrants	—	14
Repayments of debt	—	(125,000)
Payment of debt financing fees	—	(729)

Net cash provided by (used in) continuing financing activities	1,149	(123,261)

Discontinued operations:
Net cash provided by (used in) operating activities	(22,179)	117,573
Net cash provided by investing activities	—	54
Net cash provided by financing activities	—	—

Net cash provided by (used in) discontinued operations	(22,179)	117,627

Net decrease in cash	(39,151)	(26,792)
Cash, cash equivalents and restricted cash - continuing operations, beginning of period	49,317	65,122
Cash, cash equivalents and restricted cash - discontinued operations, beginning of period	—	—

Total cash and restricted cash, end of period	$10,166	$38,330

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Supplemental disclosure of noncash financing activities:
Paid in kind (“PIK”) interest with corresponding increase in debt	$—	$2,452
PIK debt financing fees with corresponding increase in debt	$—	$16,980
Issue of warrants to lenders related to debt financing fees	$—	$1,983

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
TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company, in which we and our subsidiaries (i) granted Mayne Pharma an exclusive license to commercialize our IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD and vitaMedMD brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA
®
(together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.
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
On the Closing Date, TherapeuticsMD and Mayne Pharma entered into Amendment No. 1 to the Mayne License Agreement (the “Mayne License Agreement Amendment”). Pursuant to the Mayne License Agreement Amendment, Mayne Pharma agreed to pay us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties will reduce the first four quarterly payments that would have otherwise been payable pursuant to the Mayne License Agreement by an amount equal to $257 thousand per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment is paid to us. We and Mayne Pharma settled the $1.5 million of consideration due to Mayne for the assumed obligations under a long-term services agreement (see the section entitled “vitaCare divestiture” below for a discussion of the long-term services agreement), including our minimum payment obligations thereunder.
As the parties agreed, during the second quarter of 2023, Mayne Pharma held back our royalty payment and we funded an additional
$0.9
million in August 2023 to settle the original
 $1.5
million payable
.
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

•
In September 2019, we entered into an exclusive license and supply agreement (the “Theramex License Agreement”) with Theramex HQ UK Limited (“Theramex”) to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel. In 2021, Theramex secured regulatory approval for BIJUVA in certain European countries and began commercialization efforts in those countries.

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers are paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2022 and September 30, 2023, we employed one full-time employee primarily engaged in an executive position.
We have engaged external consultants who support our relationship with current partners and assist with certain financial, legal, and regulatory matters and the continued wind-down of our historical business operations. On August 15, 2023, we entered into a master services agreement with JZ Advisory Group, pursuant to which Joseph Ziegler would serve as our Principal Financial Officer. On August 17, 2023 Michael C. Donegan notified us of his decision to resign from the positions of Principal Financial and Accounting Officer of our Company effective as of August 17, 2023. Mr. Ziegler succeeded Mr. Donegan as Principal Financial and Accounting Officer as of the date of Mr. Donegan’s resignation.

vitaCare Divestiture
On April 14, 2022, we completed the divestiture of our former subsidiary vitaCare Prescription Services, Inc. (“vitaCare”) with the sale of all of vitaCare’s issued and outstanding capital stock (the “vitaCare Divestiture”). We received net proceeds of $142.6 million, after deducting transaction costs of $7.2 million, and we recognized a gain on sale of business of $143.4 million. Included in the net proceeds amount was $11.3 million of customary holdbacks as provided in the stock purchase agreement (the “Purchase Agreement”) which we received in 2023. Additionally, the Purchase Agreement provides that we may receive up to an additional
$7.0
million in
earn-out
consideration, contingent upon vitaCare’s financial performance through 2023 as determined in accordance with the terms of the Purchase Agreement; however, we do not believe this earnout will be realized. We will record the contingent consideration at the settlement amount if and when the consideration is realized or realizable.
The Purchase Agreement contains customary representations and warranties, covenants, and indemnities of the parties thereto. The commitments under a long-term services agreement related to vitaCare were transferred to Mayne Pharma as part of the Mayne Transaction. In addition, under the Mayne License Agreement Amendment, we owed Mayne Pharma
$1.5
million payable from one royalty payment. During the second quarter of 2023, Mayne Pharma held back our royalty payment and we funded an additional $0.9 million in August 2023 to settle the original $1.5 million payable.
The divestiture of vitaCare was determined to be a component of discontinued operations in December 2022, when we changed our business by becoming a royalty company and as a result vitaCare activities were reclassified to discontinued operations for the nine months ended September 30, 2023 and 2022.
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
On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate draw-downs at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw down, before expenses. The Common Stock issued pursuant to the Subscription Agreement was sold and issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule
5-06
of Regulation D promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.
If Mayne Pharma’s sales of IMVEXXY, BIJUVA, or ANNOVERA grow more slowly than expected or decline, if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if we are unsuccessful with future financings or if the continued impact of the
COVID-19
pandemic on us or the third-parties we or our licensees rely on or the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.
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

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair presentation
of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this
10-Q
Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2022
10-K
Report. Certain amounts in the consolidated financial statements and accompanying notes may not add due to rounding, and all percentages have been calculated using unrounded amounts. Certain prior period amounts have been reclassified to conform to current-period presentation.
New accounting standards
Adoption of new accounting standards
New accounting standards or “
ASU
s” were assessed and determined to be either not applicable or did not have a material impact on our condensed consolidated financial statements or processes.
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
Increase of authorized shares
On June 26, 2023, at our combined 2022 and 2023 Annual Meeting, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 12 million shares to 32 million shares.
Estimates and assumptions
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ, at times in material amounts, from these estimates under different assumptions or conditions.

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
This plan represented a strategic shift having a major effect on our operations and financial results. Upon our conversion from a commercial pharmaceutical company to a licensing only company with the consummation of the Mayne Transaction, we classified all direct revenues, costs and expenses related to commercial operations, within income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of comprehensive income for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations. As required by the terms of the Financing Agreement, proceeds from the Mayne Transaction and the VitaCare Divestiture were used to fully repay our outstanding debt borrowings, and as a result interest expense and amortization of deferred financing costs as well as expense for accretion of Series A Preferred Stock and loss on extinguishment of debt are included within income (loss) from discontinued operations, net of tax (as disclosed below).
Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
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
Our estimate of net working capital at closing was determined in accordance with the Transaction Agreement which establishes the process for the determination of final net working capital. The determination of net working capital includes significant estimates which could change materially for a period of up to two years following the Closing Date. On March 29, 2023, we received Mayne Pharma’s closing net working capital calculation which differed significantly from our estimate of closing net working capital. We believe that our estimate of net working capital is reasonable and intend to resolve this matter through the process outlined in the Transaction Agreement. During the three months ended September 30, 2023, we revised certain estimates pertaining to contracts we were a party to when we were an operating company. These included an incremental accrual of approximately
$2
million for net working capital adjustments related to the Transaction Agreement
.

The following table presents results of discontinued operations (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, net	$(833)	$20,562	$(833)	$67,413
Cost of goods sold	—	3,434	—	11,991

Gross profit	(833)	17,128	(833)	55,422

Operating expenses:
Selling and marketing	—	19,129	—	61,703
General and administrative	(39)	3,107	296	8,157
Research and development	—	1,112	—	4,092
Depreciation & amortization	—	8	—	36

Total operating expenses	(39)	23,356	296	73,988

Operating loss from discontinued operations	(794)	(6,228)	(1,129)	(18,566)
Other income (expense), net	(1,150)	(8,106)	(2,108)	100,240

Total other income (expense), net	(1,150)	(8,106)	(2,108)	100,240

Net income (loss) from discontinued operations	$(1,944)	$(14,334)	$(3,237)	$81,674

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued operations as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Liabilities:
Current liabilities:
Accounts payable	$113	$12,243
Accrued expenses and other current liabilities	6,775	13,588

Total current liabilities	$6,888	$25,831

3. Prepaid and other current assets
Our prepaid and other current assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Insurance	$632	$1,167
Rent receivable	429	—
Capitalized legal	2,334	2,334
Other	1,175	2,533

Prepaid and other current assets	$4,570	$6,034

4. Fixed assets
Our fixed assets, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$931	$931
Computer and office equipment	1,167	1,168
Computer software	375	375
Leasehold improvements	49	49

Fixed assets	2,522	2,523
Less: accumulated depreciation and amortization	(2,503)	(2,445)

Fixed assets, net	$19	$78

We recorded, in continuing operations, depreciation expense of $0.0 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and depreciation expense of $0.0 million and $0.4 million for the nine months ended September
30
, 2023 and 2022, respectively.
5. Licensed rights and other intangible assets
The following provides information about our license rights and other intangible assets, net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrrying Amount	Accumulated Amortization	Net	Gross Carrrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$6,224	$1,824	$4,400	$6,225	$1,598	$4,627
Hormone therapy drug patents applied and pending approval	1,936	—	1,936	1,995	—	1,995

Intangible assets subject to amortization	8,160	1,824	6,336	8,220	1,598	6,622
Intangible assets not subject to amortization:
Trademarks/trade name rights	321	—	321	321	—	321

License rights and other intangible assets, net	$8,481	$1,824	$6,657	$8,541	$1,598	$6,943

We recorded, in continuing operations, amortization expense related to patents of $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022
,
respectively, and amortization expense related to patents of $0.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022
,
respectively.
Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2023	$110
2024	439
2025	438
2026	438
2027	438
Thereafter	2,537

Total	$4,400

6. Accrued expenses and other current liabilities
Other accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and related costs	$332	$8,748
Accrued contract termination costs	1,632	4,700
Research and development expenses	—	978
Professional fees	273	415
Operating lease liabilities	1,464	1,390
Prepaid royalty	—	1,011
Other accrued expenses and current liabilities	3,227	1,604

Accrued expenses and other current liabilities	$6,928	$18,846

7. Commitments and contingencies
Mayne Pharma Agreement
Mayne Pharma paid us approximately $12.1 million at closing on December 30, 2022, for the acquisition of net working capital, as determined in accordance with the Transaction Agreement, and such payment is subject to certain adjustments for a period of up to two years following the Closing Date. During the three months ended September 30, 2023, we revised certain estimates; including an incremental accrual of approximately
$2
million for net working capital adjustments related to the Transaction Agreement
.

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
Additionally, we owed Mayne Pharma
$1.5
million payable from one royalty payment. During the second quarter of 2023, Mayne Pharma held back our royalty payment and we funded an additional
$
0.9

million in August 2023 to settle the original
$1.5 million
payable. We recognized $(0.1) million and $0.8 million in royalty revenues from Mayne Pharma during the three and nine months ended September 30, 2023, respectively.
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
Legal proceedings
In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. The length of the stay of the IMVEXXY litigation is dependent on further action by Teva. We have incurred and recorded legal costs amounting to $2.3 million in prepaid expenses and other current assets as of September 30, 2023, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If we are unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.
Beginning on December 30, 2022 and per the Mayne License Agreement, Mayne Pharma is responsible for all enforcement of our patents, including the litigation discussed above with respect to Teva.
In September 2023, one of our former contractors retained to market Annovera under Title X, filed a lawsuit that accused us of breach of contract. We answered their complaint and filed breach of contract counterclaims.
From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.
Off-balance
sheet arrangements
As of September 30, 2023 and December 31, 2022 we had no
off-balance
sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.
Employment agreements
In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023. As of September 30, 2023, we employ one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, legal, and regulatory matters and the continued wind-down of our historical business operations. The separation of our former Interim
Co-Chief
Executive Officers, former Interim Chief Financial Officer and other executives from TherapeuticsMD was each a termination without “Good Cause,” as defined in their respective employment agreements. In the aggregate, as of September 30, 2023, we have accrued severance liabilities for executive termination obligations of $1.6 million.

8. Stockholders’ equity (deficit)
Warrants
As of September 30, 2023, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2022 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants Outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2022	536	$13.10	$2,427	9.3
Exercised	(435)	—	(634)	(4.5)
Expired	(2)	—	—	—

As of September 30, 2023	99	$66.61	$1,793	6.5

Share-based compensation payment plans
As of September 30, 2023, 382,207 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). As of September 30, 2023, 392,504 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.
The following table summarizes the status of our outstanding and exercisable options and related transactions (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2023	172	$228.28	—	3.6	170	$229.43	—	3.6
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—	—	—	—
Expired	(92)	206.54	—	—	(90)	206.54	—	—

As of September 30, 2023	80	$253.31	—	3.2	80	$253.31	—	3.2

The following table summarizes the status of our RSUs and related transactions (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of January 1, 2023	57	$14.57	$318.63
Granted	163	4.82	—
Vested	(136)	—	—
Cancelled/Forfeited	—	—	—

Unvested as of September 30, 2023	84	$8.12	$253.67

The following table summarizes the status of our PSUs and related transactions for each for the following years (each adjusted to account for the Reverse Stock Split) since December 31, 2022 (in thousands, except weighed average grant date fair value):

	Outstanding
	PSUs (1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested as of January 1, 2023	19	$52.15	$107.55
Granted	—	—	—
Vested	(5)	—	—
Cancelled/Forfeited	—	—	—

Unvested, as of September 30, 2023	14	$50.87	$43.71

(1)	The number of PSUs represents the base number of PSUs that may vest.
Share-based payment compensation cost
Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our employee stock purchase plan (“ESPP”)
totaling $0.2 million and $4.3 million for the three months ended September 30, 2023 and 2022
,
respectively, and $1.2 million and $8.5 million for the nine months ended September 30, 2023 and 2022
,
respectively.
As of September 30, 2023, we had $0.4 million of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP, which may be adjusted for future changes in forfeitures and is included as additional paid-in
capital in the accompanying condensed consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses.
The unrecognized compensation cost as of September 30, 2023 of $0.4 million is expected to be recognized as share-based payment award compensation over a weighted average period of 0.6 years.
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
We reported revenue of ($0.1) million in the third quarter of 2023 due to changes in estimates of revenue amounting to ($0.3) million subject to royalty due to TXMD by Mayne. Additionally, a portion of this adjustment is due to reallocations of revenue to other income (expense). On a quarterly basis, we reallocate royalty revenue proportionately between operating revenue for the amounts related to our licensed intellectual property and other income for royalties related to intellectual property we sold.
10.
In
come taxes
We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the nine months ended September 30, 2023 and 2022, (ii) additional losses expected for the remainder of 2023 or losses recorded in 2022, or (iii) net operating losses carry forwards from prior years.
We recorded a full valuation allowance of the net operating losses for the nine months ended September 30, 2023 and 2022. Accordingly, there were no provisions for income taxes for the nine months ended September 30, 2023 and 2022. Additionally, as of September 30, 2023 and December 31, 2022, we maintain a full valuation allowance for all deferred tax assets.
11. Income (Loss) per common share
The following table sets forth the computation of basic and diluted (loss) per common share (each adjusted to account for the Reverse Stock Split) for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) from continuing operations	$(1,434)	$(14,631)	$(6,158)	$(47,379)
Net income (loss) from discontinued operations	(1,944)	(14,334)	(3,237)	81,674

Net income (loss)	$(3,378)	$(28,965)	$(9,395)	$34,295

Denominator:
Weighted average common shares for basic loss per common share	10,701	9,261	10,241	8,877
Effect of dilutive securities	—	—	—	—

Weighted average common shares for diluted loss per common share	10,701	9,261	10,241	8,877

Income (loss) per common share, continuing operations
Basic	$(0.13)	$(1.58)	$(0.60)	$(5.34)

Diluted	(0.13)	(1.58)	(0.60)	(5.34)

Income (loss) per common share, discontinued operations
Basic	$(0.18)	$(1.55)	$(0.32)	$9.20

Diluted	(0.18)	(1.55)	(0.32)	9.20

Since we reported a net loss from continuing operations for the nine months ended September 30, 2023 and 2022, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares are the same for the nine months ended September 30, 2023 and 2022.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during the respective nine months ended September 30, 2023 and 2022 (in thousands):

	September 30, 2023
	2023	2022
Stock options	80	197
RSUs	84	301
PSUs	14	100
Warrants	99	411

	277	1,009

12. Related parties
On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director of our Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee
directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form
10-K
for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee
director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share. also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses.
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
For the three and nine months ended September 30, 2023, 100% of license revenue related to Mayne Pharma and Theramex.
As of September 30, 2023, we had a royalty receivable of $2.7 million relating to the short-term portion of receivable from Mayne Pharma and Theramex and $19.1 million relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License
Agreement.
14. Subsequent events
On November 10, 2023, we delivered a drawdown notice (the “Notice”) to Rubric under the terms of the Subscription Agreement. Pursuant to the Notice, we agreed to sell 877,192 shares of Common Stock to Rubric at a price per share of $2.28, for total gross proceeds of approximately $2.0 million. The settlement of the transaction is expected to occur on the third trading day following the delivery of the Notice in accordance with the terms of the Subscription Agreement.

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

On the Closing Date, TherapeuticsMD and Mayne Pharma entered into Amendment No. 1 to the Mayne License Agreement (the “Mayne License Agreement Amendment”). Pursuant to the Mayne License Agreement Amendment, Mayne Pharma agreed to pay us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties will reduce the first four quarterly payments that would have otherwise been received pursuant to the Mayne License Agreement by an amount equal to $257 thousand per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment is paid to TherapeuticsMD. In addition, under the Mayne License Agreement Amendment, we owed Mayne Pharma $1.5 million payable from one royalty payment. During the second quarter of 2023, Mayne Pharma held back our royalty payment and we funded an additional $0.9 million in August 2023 to settle the original $1.5 million payable.

This action represented a shift in our business and therefore, the related assets and liabilities associated with commercial operations are classified as discontinued operations on our condensed consolidated balance sheets and the results of operations have been presented as discontinued operations within our condensed consolidated statements of comprehensive income for all periods presented. See Note 2 - Discontinued Operations to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

We also have license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

•

In July 2018, we entered into a license and supply agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”) pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel.

•

In September 2019, we entered into an exclusive license and supply agreement (the “Theramex License Agreement”) with Theramex HQ UK Limited (“Theramex”) to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel. In 2021, Theramex secured regulatory approval for BIJUVA in certain European countries and began commercialization efforts in those countries.

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023 and severance obligations for terminated executive officers will be paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2022 and September 30, 2023, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants, including certain former members of our management team, who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical business operations.

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

The Purchase Agreement contains customary representations and warranties, covenants, and indemnities of the parties thereto. Our commitments under a long-term services agreement related to vitaCare were transferred to Mayne Pharma as part of the Mayne Transaction. In addition, under the Mayne License Agreement Amendment, we owed Mayne Pharma $1.5 million payable from one royalty payment. During the second quarter of 2023, Mayne Pharma held back our royalty payment and we funded an additional $0.9 million in August 2023 to settle the original $1.5 million payable.

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

If Mayne Pharma’s sales of IMVEXXY, BIJUVA, or ANNOVERA are delayed, if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates if we are unsuccessful with future financings or if the continued impact of the COVID-19 pandemic on us or the third parties we rely on is worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Portfolio of our royalty-bearing products

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

On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY in the United States and its possessions and territories to Mayne Pharma. We also have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S. We entered into the Knight License Agreement, with Knight pursuant to which, we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel. We entered into the Theramex License Agreement with Theramex HQ UK Limited (“Theramex”) pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. As of September 30, 2023, no IMVEXXY sales had been made through the Theramex and Knight licensing agreements.

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

Results of operations

Three months ended September 30, 2023 compared with three months ended September 30, 2022

In December 2022, we granted an exclusive license to commercialize our IMVEXXY, BIJUVA, and prescription prenatal vitamin products and assigned our exclusive license to commercialize ANNOVERA to Mayne Pharma, which resulted in a business shift that had a major effect on our operations and financial results.

As part of the transformation that included the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the Closing Date. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

The discussion below, and the revenues and expenses discussed below, are based on and relate to our continuing operations.

The following table sets forth the results of our operations (in thousands):

	Three months ended September 30,
	2023	2022
Revenue:
License and service revenue	$(53)	$354
Cost of revenue	—	354

Gross profit	(53)	—

Operating expenses:
Selling, general and administrative	1,590	14,246
Depreciation and amortization	130	273

Total operating expenses	1,720	14,519

Loss from operations	(1,773)	(14,519)

Other income (expense):
Interest expense and other financing costs	(20)	—
Miscellaneous income (expense)	359	(112)

Total other income (expense), net	339	(112)

Loss from continuing operations before income taxes	(1,434)	(14,631)
Provision for income taxes	—	—
Net loss from continuing operations	(1,434)	(14,631)
Loss from discontinued operations, net of income taxes	(1,944)	(14,334)

Net loss	$(3,378)	$(28,965)

Revenue. As part of our transformation and the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

License and service revenue. We recorded $(0.1) million in license revenue for the third quarter of 2023, primarily from the Mayne License Agreement, offset by adjustments described below in the third quarter of 2023, compared to $0.4 million in sales to another licensee for the third quarter of 2022.

We report royalty revenue in excess of the contractual minimums each quarter totaling approximately $0.1 million in the third quarter of 2023. Royalties reported as license revenue for intellectual property licensed by us totaled approximately $(0.1) million and royalties reported as other income for intellectual property we sold totaled approximately $0.1 million in the third quarter of 2023.

We are reporting license revenue of ($0.1) million in the third quarter of 2023 due to product sales adjustments reported by our licensed partners amounting to ($0.2) million. Additionally, a portion of this adjustment is due to reallocations of license revenue to other income (expense). On a quarterly basis, we reallocate royalty revenue proportionately between operating revenue for the amounts related to our licensed intellectual property and other income for royalties related to intellectual property we sold.

Operating expenses. Total operating expenses for the third quarter of 2023 were $1.7 million, a decrease of $12.8 million, or 88.2%, compared to the third quarter of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business with limited infrastructure.

Selling, general and administrative. Selling, general and administrative expenses were $1.6 million for the third quarter of 2023, a decrease of $12.7 million, or 88.8%, compared to the third quarter of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Depreciation & amortization. Depreciation and amortization expense was $0.1 million for the third quarter of 2023, a decrease of $0.1 million, or 52.4%, compared to the third quarter of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Loss from operations. In the third quarter of 2023, we had a loss from operations of $1.8 million, as compared to a loss from operations of $14.5 million for the third quarter of 2022. This change was primarily due to the transition of our business from a manufacturing and commercialization business to a royalty-based business and the associated decrease in expenses.

Other income (expense), net. During the third quarter of 2023, we had other income of $0.3 million compared to other expense of $0.1 million in the third quarter of 2022. This change was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business. Royalties reported as other income for intellectual property we sold totaled approximately $0.1 million in the third quarter of 2023.

Provision for income taxes. During the third quarter of 2023 and 2022, we recorded no provision for income taxes for continuing operations.

Net loss from continuing operations. For the third quarter of 2023, we had a net loss of $1.4 million, or $0.13 per basic and diluted common share, compared to a loss of $14.6 million, or $1.58 per basic and diluted common share, for the third quarter of 2022.

Discontinued Operations - Revenues from discontinued operations were $(0.8) million for the third quarter of 2023, a decrease of $21.4 million as compared to the third quarter of 2022. Operating expenses from discontinued operations were $0.0 million in the third quarter of 2023, a decrease of $23.4 million, as compared to the third quarter of 2022. Net income (loss) from discontinued operations for the third quarter of 2023 was $1.9 million, a decrease of $12.4 million as compared to the third quarter of 2022.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Results of operations

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

In December 2022, we granted an exclusive license to commercialize our IMVEXXY, BIJUVA, and prescription prenatal vitamin products and assigned our exclusive license to commercialize ANNOVERA to Mayne Pharma, which resulted in a business shift that had a major effect on our operations and financial results.

As part of the transformation that included the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the Closing Date. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

The discussion below, and the revenues and expenses discussed below, are based on and relate to our continuing operations.

The following table sets forth the results of our operations (in thousands):

	Nine months ended September 30,
	2023	2022
Revenue:
License and service revenue	$800	$1,397
Cost of revenue	—	1,397

Gross profit	800	—

Operating expenses:
Selling, general and administrative	7,427	46,367
Depreciation and amortization	285	884

Total operating expenses	7,712	47,251

Loss from operations	(6,912)	(47,251)

Other income (expense):
Interest expense and other financing costs	(115)	—
Miscellaneous income (expense)	869	(128)

Total other income (expense), net	754	(128)

Loss from continuing operations before income taxes	(6,158)	(47,379)
Provision for income taxes	—	—
Net loss from continuing operations	(6,158)	(47,379)
Income (loss) from discontinued operations, net of income taxes	(3,237)	81,674

Net income (loss)	$(9,395)	$34,295

Revenue. As part of our transformation and the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

License and service revenue. We recorded $0.8 million in license revenue for the first nine months of 2023, primarily from the Mayne License Agreement partially offset by adjustments described below, compared to $1.4 million in sales to another licensee during the first nine months of 2022.

We report royalty revenue in excess of the contractual minimums each quarter totaling approximately $1.0 million year-to-date. Royalties reported as license revenue for intellectual property licensed by us totaled approximately $0.5 million and royalties reported as other income for intellectual property we sold totaled approximately $0.5 million year-to-date. On a quarterly basis, we reallocate royalty revenue proportionately between operating revenue for the amounts related to our licensed intellectual property and other income for royalties related to intellectual property we sold.

Operating expenses. Total operating expenses for the first nine months of 2023 were $7.7 million, a decrease of $39.5 million, or 83.7%, compared to the first nine months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business with limited infrastructure.

Selling, general and administrative. Selling, general and administrative expenses were $7.4 million for the first nine months of 2023, a decrease of $38.9 million, or 84.0%, compared to the first nine months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Depreciation & amortization. Depreciation and amortization expenses were $0.3 million for the first nine months of 2023, a decrease of $0.6 million, or 67.8%, compared to the first nine months of 2022. This decrease was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business.

Loss from operations. For the first nine months of 2023, we had a loss from operations of $6.9 million, as compared to a loss from operations of $47.3 million, for the first nine months of 2022. This change was primarily due to the transition of our business from a manufacturing and commercialization business to a royalty-based business and the associated decrease in expenses.

Other income (expense), net. During the first nine months of 2023 we had other income of $0.8 million as compared to a other expense of $0.1 million during the first nine months of 2022. This increase was due to the transition of our business from a manufacturing and commercialization business to a royalty-based business. Other income represents interest income from banks accounts as well the present value of the minimum royalty receivables recorded compared to actual minimum royalties received and other miscellaneous items.

Provision for income taxes. During the first nine months of 2023 and 2022, we recorded no provision for income taxes for continuing operations.

Net loss from continuing operations. For the first nine months of 2023, we had a net loss of $6.2 million, or $0.60 per basic and diluted common share, compared to a loss of $47.4 million, or $5.34 per basic and diluted common share, for the first nine months of 2022.

Discontinued Operations - Revenues from discontinued operations were $(0.8) million for the first nine months of 2023, a decrease of $68.2 million as compared to the first nine months of 2022. Operating expenses from discontinued operations were $0.3 million for the first nine months of 2023, a decrease of $73.7 million, as compared to the first nine months of 2022. Net loss from discontinued operations for the first nine months of 2023 was $3.2 million, a decrease of $84.9 million as compared to the first nine months of 2022.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities, the divestiture of our former subsidiary vitaCare, and the transactions with Mayne Pharma. As of September 30, 2023, we had cash and cash equivalents totaling $10.2 million. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $0.25 million per bank. We have never experienced any losses related to these funds.

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

During the three months ended September 30, 2023, we revised certain estimates pertaining to contracts we were a party to when we were an operating company. These included an incremental accrual of approximately $2 million for net working capital adjustments related to the Transaction Agreement.

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

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(18,121)	$(20,877)
Net cash used in investing activities	—	(281)
Net cash provided by (used in) financing activities	1,149	(123,261)
Net cash provided by (used in) discontinued operations	(22,179)	117,627

Net (decrease) in cash	$(39,151)	$(26,792)

Operating Activities from continuing operations. For the first nine months of 2023, net cash used in operating activities was $18.1 million, compared to net cash used in operating activities of $20.9 million for the first nine months of 2022. This decrease of $2.8 million or 13.2%, was primarily due to a $41.2 million decrease in our net loss from continuing operations following our transition from a manufacturing and commercialization business to a royalty-based business, offset by a $38.5 million decrease in non-cash expenses as compared to the first nine months of 2022.

Investing Activities from continuing operations. Net cash used in investing activities for the first nine months of 2023 was $0.0 million, compared to net cash used in investing activities of $0.3 million for the first nine months of 2022. This change was due our transition from a manufacturing and commercialization business to a royalty-based business.

Financing Activities from continuing operations. For the first nine months of 2023, net cash received from financing activities was $1.2 million, compared to net cash used by financing activities of $123.3 million for the first nine months of 2022, reflecting the sale of common stock during the first nine months of 2023 and the payments of outstanding long-term debt during the first nine months of 2022.

Net cash used in discontinued operations. Net cash used in operating activities from discontinued operations for the first nine months of 2023 was $22.2 million as compared to net cash provided by operating activities of $117.6 million for first nine months of 2022. This change relates primarily to expenses incurred and the payment of current liabilities associated with our transition from a manufacturing and commercialization business to a royalty-based business. Net cash provided by investing activities from discontinued operations was $0.0 million for the first nine months of 2023 and $0.1 million for the first nine months of 2022. Net cash provided by financing activities from discontinued operations was $0.0 million for the first nine months of 2023 and 2022.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of September 30, 2023, we had a royalty receivable of $2.7 million relating to the short-term portion of receivable from Mayne Pharma and $19.1 million relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition) to the condensed consolidated financial statements included in this Quarterly Report.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of September 30, 2023 and December 31, 2022.

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

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this 10-Q Report, which has been prepared in accordance with U.S. GAAP. We make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The critical accounting policies and estimates used are disclosed in Item 7 - Critical accounting policies and estimates in our 2022 10-K Report.

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

Changes in internal controls over financial reporting

In connection with our transformation into a pharmaceutical royalty company, we terminated our executive management team and all other employees. As of September 30, 2023, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical commercial business operations. As a result of these changes, we have updated our risk assessment and design of internal controls over financial reporting that align with reduced transaction volume and reliance on external consultants to manage the day-to-day operations of the Company. The Company is and will continue to evaluate changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing business transformation activities, and as a result, controls may be periodically changed. The Company believes, however, that it will be able to maintain sufficient controls over its financial reporting throughout this transformation process.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

On November 10, 2023, we delivered a drawdown notice (the “Notice”) to Rubric under the terms of the Subscription Agreement. Pursuant to the Notice, we agreed to sell 877,192 shares of Common Stock to Rubric at a price per share of $2.28, for total gross proceeds of approximately $2.0 million. The settlement of the transaction is expected to occur on the third trading day following the delivery of the Notice in accordance with the terms of the Subscription Agreement.

The Common Stock issued pursuant to the Subscription Agreement will be sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 of Regulation D promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Item 6. Exhibits

Exhibit No.	Description

10.1†	Master Service Agreement, dated August 15, 2023, between TherapeuticsMD, Inc. and JZ Advisory Group.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1††	Section 1350 Certification of Chief Executive Officer

32.2††	Section 1350 Certification of Principal Financial Officer

101†	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q

104†	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

†	Filed herewith.
††	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Ziegler
Joseph Ziegler
Principal Financial and Accounting Officer