Form 10-K/A
period 2023-12-31
TherapeuticsMD, Inc.
filed 2024-04-29
CIK 25743

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $34,439,072.

As of April 19, 2024, there were outstanding 11,532,443 shares of the registrant’s common stock, par value $0.001 per share.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Berkowitz Pollack Brant, Advisors + CPAs	West Palm Beach, FL	52
GRANT THORNTON LLP	Miami, Florida	248

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Form 10-K/A, is being filed by TherapeuticsMD, Inc., or the Company, in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which information was omitted from the Company’s Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), in reliance on Instruction G to Form 10-K. The Original Form 10-K was filed with the Securities and Exchange Commission, or SEC, on March 29, 2024.

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

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information regarding the current directors of the Company.

Name	Age	Position
Tommy G. Thompson	81	Chairman of the Board (2)
Cooper C. Collins	44	Director (1)(2)
Gail K. Naughton, Ph.D.	68	Director (1)
Justin H. Roberts	41	Director (1)(2)

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

TOMMY G. THOMPSON Chairman of the Board Director Since: 2012 Age: 81 Committee: Audit

Biographical Information

Tommy G. Thompson has served as a director of our company since May 2012 and as the Chairman of the Board of Directors since March 2024. He previously served as the Chairman of the Board of Directors from May 2012 until September 2022 and as Executive Chairman of the Board from September 2022 until March 2024. From July 2020 until March 2022, Secretary Thompson served as the Interim President of the University of Wisconsin system. Secretary Thompson also serves as the Chief Executive Officer of Thompson Holdings, a consulting firm. As the Governor of Wisconsin from January 1987 to February 2001, Secretary Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform, and for his work toward expanding healthcare access across all segments of society. As the former Secretary of the U.S. Department of Health & Human Services, or HHS, from February 2001 to January 2005, Secretary Thompson served as the nation’s leading advocate for the health and welfare of all Americans. Secretary Thompson was a partner in the law firm of Akin Gump Strauss Hauer & Feld LLP, or Akin Gump, from March 2005 to January 2012, when he resigned to run for the United States Senate. Secretary Thompson served as an Independent Chairman of the Deloitte Center for Health Solutions, a healthcare consulting company, from March 2005 to May 2009. At the Deloitte Center for Health Solutions and at Akin Gump, Secretary Thompson built on his efforts at HHS to work toward developing solutions to the healthcare challenges facing American families, businesses, communities, states, and the nation as a whole. Secretary Thompson has also served as the President of Logistics Health, Inc., a provider of medical readiness and homeland security solutions, from February 2005 to January 2011. Secretary Thompson has served as a Senior Fellow for the Bipartisan Policy Center, a non-profit organization focused on bipartisan advocacy and policymaking, since July 2013. Secretary Thompson also serves as a member of the board of directors for United Therapeutics Corporation [NASDAQ: UTHR] and Healthpeak Properties, Inc. (f/k/a Physicians Realty Trust) [NYSE: DOC]. Secretary Thompson also served as a member of the boards of directors of Tyme Technologies, Inc. [NASDAQ: TYMI] from August 2017 to February 2020, Centene Corporation [NYSE: CNC] from April 2005 to January 2022 and Scilex Holding Company [NASDAQ: SCLX] from 2022 to 2023, and has historically served on the boards of directors of other public companies.

Key Qualifications and Experience

We believe Secretary Thompson’s experience in public service and on the boards of directors of numerous public companies, particularly his services and knowledge related to the healthcare industry as a whole, makes him well suited to serve on our Board of Directors. Secretary Thompson received both his B.S. and J.D. from the University of Wisconsin-Madison.

COOPER C. COLLINS Director Since: 2012 Age: 44 Committees: Audit Compensation

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

GAIL K. NAUGHTON, PH.D. Director Since: 2020 Age: 68 Committee: Compensation

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

JUSTIN ROBERTS Director Since: 2022 Age: 41 Committees: Audit Compensation

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

Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Marlan D. Walker	49	Chief Executive Officer
Joseph Ziegler	50	Principal Financial and Accounting Officer

Listed below are biographical descriptions of our current executive officers.

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

Joseph Ziegler has served as Principal Financial and Accounting Officer of our company since August 2023 and has served as founder and chief executive officer of JZ Advisory Group, a consulting company largely focused on providing fractional CFO and outsourced accounting services to middle-market and entrepreneurial businesses, since January 2022. He previously served as the Chief Financial Officer of DAS Health, a private equity owned provider of IT Services to healthcare providers, from April 2021 to December 2021 and as the Chief Financial Officer of Encompass Onsite, a provider of end-to-end property solutions, from November 2018 to February 2021. Prior to joining Encompass, he held multiple roles as a CFO in the healthcare industry, including private equity backed specialty pharmacy Biomatrix and Novis Pharmaceuticals. Mr. Ziegler has been a director of Progressive Care Inc. since December 2021. He earned his B.S. in Finance and an M.B.A. from Florida Atlantic University.

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

Our Board of Directors has affirmatively determined, after considering all the relevant facts and circumstances, that each of Dr. Gail Naughton, and Messrs. Tommy G. Thompson, Cooper C. Collins and Justin Roberts is an independent director, as “independence” is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable Nasdaq rules. There are no family relationships among any of our directors or officers.

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

The Audit Committee currently consists of Messrs. Collins, Thompson and Roberts, each an independent director of our company under the listing standards of Nasdaq as well as under applicable rules and regulations of the SEC, with Mr. Collins serving as Chair. Our Board of Directors has determined that Mr. Thompson (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

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

Board Diversity Matrix for TherapeuticsMD, Inc. (As of April 19, 2024)

Board size:
Total number of directors	4
Gender:	Female	Male
Directors	1	3
Number of Directors who identify in any of the categories below:
African American or Black	0	0
Alaskan Native or Native American	0	0
Asian	0	0
Hispanic or Latinx	0	0
Native Hawaiian or Pacific Islander	0	0
White	1	3
Two or More Races or Ethnicities	0	0
LGBTQ+	0	0
Did Not Disclose Demographic Background	0	0

Board Leadership Structure

We believe that effective board leadership structure depends on the experience, skills, and personal interaction among persons in leadership roles as well as the needs of our company at any point in time. We currently maintain separate roles between the Chief Executive Officer and the Chairman of the Board of Directors in recognition of the differences between the two responsibilities. Our Chief Executive Officer is responsible for setting our strategic direction and day-to-day leadership and performance of our company. The Chairman of the Board of Directors provides input to the Chief Executive Officer, sets the agenda for board meetings, and presides over meetings of the full Board of Directors as well as executive sessions of our Board of Directors. Our Board of Directors believes that our current leadership structure provides the most effective leadership model for our company, as it promotes balance between the Board of Directors’ independent authority to oversee our business and the Chief Executive Officer and his management team, which manage the business on a day-to-day basis.

Compensation Recovery Policy

In 2023, we adopted a policy on recoupment of incentive compensation, or clawback policy, which provides for recoupment of compensation in certain circumstances in the event of a restatement of our financial results, in accordance with the requirements of SEC rules and Nasdaq listing standards implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

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

Board and Committee Meetings

Our Board of Directors held a total of 23 meetings during the fiscal year ended December 31, 2023. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which such director was a member.

During the fiscal year ended December 31, 2023, the Audit Committee held 4 meetings and the Compensation Committee held 1 meeting.

Annual Meeting Attendance

We encourage our directors to attend each annual meeting of stockholders. All of our directors virtually attended the 2023 annual meeting of stockholders.

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

Item 11. Executive Compensation

As a smaller reporting company, the rules of the U.S. Securities and Exchange Commission permit us to omit the Compensation Discussion and Analysis section and to report the compensation of our principal executive officer, each of our two other most highly compensated executive officers who were serving at the end of our last completed fiscal year, and up to two additional former executive officers for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year (collectively, our NEOs).

For 2023, our NEOs were:

●	Marlan Walker, CEO

●	Joseph Ziegler, Principal Financial and Accounting Officer

●	Michael Donegan, Former Principal Financial and Accounting Officer

In connection with the Company’s transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Subsequent to these departures, Mr. Donegan, the former interim chief financial officer of the Company, continued to serve as the Company’s Principal Financial and Accounting Officer pursuant to a consulting agreement until such time as Mr. Donegan transitioned his role to a third party provider. On August 17, 2023, Mr. Donegan resigned as Principal Financial and Accounting Officer and Mr. Ziegler succeeded Mr. Donegan as Principal Financial and Accounting Officer as of the date of Mr. Donegan’s resignation. As of December 31, 2023, we employed one full-time employee primarily engaged in an executive position. Severance obligations for terminated executive officers were paid in accordance with their employment agreements and separation agreements as previously disclosed.

Fiscal Year 2023 Summary Compensation Table

The following table lists the compensation of our NEOs for the years provided. The following information includes the dollar value of salaries, bonus awards, the number of awards granted, non-equity incentive plan compensation, and certain other compensation, if any.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Total ($)
Marlan D. Walker	2023	476.462		176,535	(4)	358,400	(5)	-	-	8,420	(6)	1,019,817
Chief Executive Officer	2022	424,500		207,500	(4)	292,656	(5)	-	622,500	26,224	(6)	1,573,380
Joseph Ziegler(3)	2023	52,900	(7)	-		30,000	(10)	-	-	-		82,900
Principal Financial and Accounting Officer
Michael Donegan(3)	2023	532,086		160,500	(4)	296,000	(8)	-	-	333,909	(9)	1,286,663
Former Principal Financial and Accounting Officer and former Interim Chief Financial Officer	2022	307,308		90,000	(4)	135,072	(8)	-	363,000	18,860	(9)	914,240

(1)	Represents the grant date fair value of restricted stock units (RSUs) and performance restricted stock units (PSUs) granted. The number of PSUs represents the maximum number of PSUs that may vest. The actual number of PSUs that will vest will depend on the Company’s achievement of certain performance goals.

(2)	Amounts in this column represent the amounts earned and payable under our annual performance-targeted incentive plan, which were earned and payable during the indicated fiscal year but portions of which may not have been paid until after the end of indicated fiscal year.

(3)	On August 15, 2023, we entered a master services agreement (the “Master Services Agreement”) with JZ Advisory Group (“JZ Advisory”), pursuant to which Joseph Ziegler would serve as our Principal Financial and Accounting Officer. On August 17, 2023, Mr. Donegan ceased serving as the Principal Financial and Accounting Officer of the Company and Mr. Ziegler began serving as Principal Financial and Accounting Officer of the Company.

(4)	Amounts represent retention bonuses.

(5)	For 2023, the amount represents (i) 70,000 RSUs with a grant date fair value of $358,400. For 2022, the amount represents (i) 5,200 PSUs with a grant date fair value of $179,400 and (ii) 5,200 RSUs with a grant date fair value of $113,256.

(6)	For 2023, other compensation paid was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company. For 2022, other compensation paid was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.

(7)	For 2023, the amount represents the fixed fee paid to JZ Advisory in accordance with the Master Services Agreement.

(8)	For 2023, the amount represents 60,000 RSUs with a grant date fair value of $296,000. For 2022, the amount represents (i) 2,400 PSUs with a grant date fair value of $82,800 and (ii) 4,200 RSUs with a grant date fair value of $52,272.

(9)	For 2023, other compensation paid was related to (i) severance of $298,077 and (ii) health and welfare benefits paid by the Company. For 2022, other compensation paid was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.

(10)	For 2023, the amount represents 7,500 RSUs with a grant date fair value of $30,000.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table sets forth information with respect to outstanding equity-based awards held by our NEOs at December 31, 2023.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option
Name	Equity Award Date	Exercisable (#)	Unexercisable (#)	Exercise Price ($)	Option Expiration Date
Marlan D. Walker	06/05/2014	5,900	-	201.00	06/05/2024
	11/21/2014	2,000	-	200.50	11/21/2024
	07/30/2019	4,000	-	109.00	07/30/2029
Joseph Ziegler	-	-	-	-	-
Michael Donegan	08/28/2019	2,400	-	136.50	08/28/2029

		Stock Awards
					Equity Incentive Plan Awards
Name	Equity Award Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Marlan D. Walker	07/01/2021	1,155	(2)	2,599	3,467	(3)	7,801
	09/29/2021	385	(2)	866	-		-
	03/23/2022	3,466	(2)	7,799	-		-
	03/31/2022	-		-	5,200	(4)	11,700
Joseph Ziegler	08/17/2023	7,500	(5)	16,875	-		-

(1)	The amounts in this column are based on the closing price of our common stock on December 29, 2023 of $2.25.

(2)	The amount reflects RSUs that vest one-third annually beginning on the equity award date.

(3)	The amount reflects the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number depending on the Company’s achievement of certain (i) revenue goals for 2023 or (ii) revenue CAGR targets from 2021 to 2023.

(4)	The amount reflects the base number of PSUs that may vest. The actual number of PSUs that will vest will be between zero and two times the base number, depending on the total shareholder return milestone achieved. The performance measurement period is from April 1, 2022 to March 31, 2025.

(5)	The amount reflects RSUs that vest on the one year anniversary of the equity award date.

Post-Employment Compensation

Pension Benefits

We do not offer any defined benefit pension plans for any of our employees. We have a 401(k) plan in which employees may participate.

Other Compensation

Mr. Walker is eligible to participate in our employee benefit plans, including medical and dental plans. Should we decide to hire other employees, these plans do not discriminate in favor of executive officers and would be available to any potential employee. It is generally our policy to not extend significant perquisites to executives that are not broadly available to our other employees. In designing these elements, we seek to provide an overall level of benefits that is competitive with that offered by similarly situated companies in the markets in which we operate based upon our general understanding of industry practice. These benefits are not considered in determining the compensation of our executive officers.

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

The Walker Employment Agreement provides for: (i) a base salary of $428,000 per year until April 15, 2023; thereafter, a base salary of $500,000 per year and a lump-sum bonus payment of $20,909, which was paid in April 2023, (ii) an annual short-term incentive compensation of 50% of salary, at the discretion of our Board of Directors, and (iii) 70,000 RSUs which vested on June 30, 2023. Mr. Walker will receive employee benefits, vacation, and other perquisites as may be determined from time to time.

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

Ziegler MSA

We entered into the Master Services Agreement with JZ Advisory that commenced on August 15, 2023, pursuant to which, among other things, JZ Advisory will serve as an independent consultant for the purpose of providing the Company with certain support services, including the services of Mr. Ziegler as the Company’s Principal Financial Officer.

The Company agreed to pay JZ Advisory $10,000 a month for the services provided under the Master Services Agreement during the third quarter of 2023, which monthly rate will continue until the parties negotiate a future retainer amount. Mr. Ziegler was also granted 7,500 restricted stock units, which vest on the earlier of one year from the date of grant or upon a change of control.

The Master Services Agreement will continue through the third anniversary of the Effective Date, unless earlier terminated (the “Term”). The Term will automatically be extended for successive one-year periods unless either party provides written notice of non-extension no less than thirty (30) days in advance. The Master Services Agreement may be terminated pursuant to its terms.

The Master Services Agreement contains certain covenants and agreements of the parties, including certain indemnification obligations of each party.

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

Termination by the Executive Without Good Reason

The table below reflects the amount of compensation to Marlan Walker, the only NEO currently employed by the Company, assuming termination of such executive’s employment without cause or for good reason or following a change in control of our company on December 31, 2023. Other than as set forth below, no amounts will be paid to our NEOs in the event of termination.

Marlan Walker

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control) ($)		Termination Without Good Cause or with Good Reason Following a Change in Control ($)		Termination by Reason of Death or Disability ($)
Cash severance	1,233,500	(1)	1,233,500	(2)	250,000	(3)
Equity awards(4)	30,765		30,765		30,765

(1)	Consists of payments due to executive for (i) 18 months of his then current salary, (ii) 150% target annual incentive compensation, (iii) health and welfare benefits for 24 months, (iv) unused PTO, and (v) any annual short-term incentive compensation earned from the prior year that had not yet been paid by the Company.

(2)	Consists of payments due to executive for (i) 18 months of his then current salary, (ii) 150% target annual incentive compensation, (iii) unused PTO, and (iv) any annual short-term incentive compensation earned from the prior year that had not yet been paid by the Company.

(3)	Represents full annual incentive compensation that would be prorated based on termination date.

(4)

Represents the value of unvested equity awards that would become fully vested. The value is calculated by multiplying the number of shares underlying each accelerated award by the per share closing price of the common stock on December 29, 2023.

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

DIRECTOR COMPENSATION

We compensate our non-employee directors with a combination of cash and equity. Our Board of Directors receives the following cash compensation for their service: each director receives an annual cash retainer of $57,500; the chairperson of the Board receives an additional $22,500 annual cash retainer; the chairperson of our Audit Committee receives an annual cash retainer of $30,000 and the other members of the Audit Committee receive an annual cash retainer of $15,000; the chairperson of the Compensation Committee receives an annual cash retainer of $20,000 and the other members of the Compensation Committee receive an annual cash retainer of $12,000; and the chairperson of each of our other committees receives an annual cash retainer of $12,500 and the other members receive an annual cash retainer of $7,500. We also reimburse our directors for reasonable expenses related to attendance at Board of Directors and committee meetings. In addition, each director received an annual award of 8,500 restricted stock units, with the exception of Mr. Roberts. All restricted stock units granted to our directors in 2023 represent a contingent right to receive one share of common stock and will vest on the one year anniversary of the date of grant. We do not pay our directors per meeting fees.

The following table and accompanying footnotes detail compensation paid to our directors for services rendered for the year ended December 31, 2023. Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, but he has elected not to receive any compensation for his service as a non-employee director at this time.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)
Tommy G. Thompson	160,000	33,745	-	193,745
Cooper C. Collins	99,500	33,745	-	133,245
Gail Naughton, Ph.D.	77,500	33,745	-	111,245
Justin Roberts	-	-	-	-

(1)	As of December 31, 2023, each of the directors listed in the “Director Compensation” table had the following awards outstanding:

Name	Option Awards (#)	Stock Awards (#)
Tommy G. Thompson	20,400	42,675
Cooper C. Collins	9,900	13,500
Gail Naughton, Ph.D.	-	13,500
Justin Roberts	-	-

The stock awards listed above include 34,175, 5,000 and 5,000 restricted stock units that were vested but not settled as of December 31, 2023, for each of Mr. Thompson, Mr. Collins and Dr. Naughton, respectively.

(2)	We grant RSUs for shares of common stock to non-employee directors. We value our RSUs by reference to our stock price on the date of grant. We recognize compensation expense for RSUs based on a straight-line basis over the requisite service period of the entire award. For further information, see “Note 10 - Stockholders’ deficit” of the financial statements included in our most recent Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND OFFICERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 19, 2024, by the following:

●	each of our directors and named executive officers;

●	all of our directors and executive officers as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 19, 2024. Shares issuable pursuant to stock options, warrants, and convertible securities are deemed outstanding for computing the percentage of the person holding such options, warrants, or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o TherapeuticsMD, Inc., 951 Yamato Road, Suite 220, Boca Raton, Florida 33431.

	Shares Beneficially Owned
Name of Beneficial Owners	Number	Percent(1)
Executive Officers and Directors:
Marlan D. Walker(2)	74,465	*
Tommy G. Thompson(3)	74,862	*
Cooper C. Collins(4)	61,622	*
Gail K. Naughton, Ph.D.(5)	5,000	*
Justin Roberts	-	-
Joseph Ziegler	-	-
Michael Donegan(6)	64,253	*
All executives and directors as a group (6 persons)	215,949	1.9%
5% Stockholders:
Rubric Capital Management LP(7)	2,946,908	25.6%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Based on 11,532,443 shares outstanding as of April 19, 2024.

(2)	Includes (i) 62,565 shares held by Mr. Walker directly and (ii) 11,900 shares issuable to Mr. Walker upon the exercise of vested stock options.

(3)

Includes (i) 14,312 shares held by Thompson Family Investments, LLC, an entity solely owned by Thompson Family Holdings, LLC, an entity solely owned by Mr. Thompson, (ii) 5,954 shares held by Mr. Thompson directly, (iii) 21 shares held indirectly by Thompson Family Holdings, LLC, (iv) 34,175 shares issuable to Mr. Thompson underlying vested but unsettled restricted stock units and (v) 20,400 shares issuable to Mr. Thompson upon the exercise of vested stock options.

(4)

Includes (i) 46,722 shares held by Mr. Collins directly, (ii) 5,000 shares issuable to Mr. Collins underlying vested but unsettled restricted stock units and (iii) 9,900 shares issuable to Mr. Collins upon the exercise of vested stock options.

(5)	Includes 5,000 shares issuable to Dr. Naughton underlying vested but unsettled restricted stock units.

(6)

Includes (i) 61,853 shares held by Mr. Donegan directly and (ii) 2,400 shares issuable to Mr. Donegan upon the exercise of vested stock options. Based solely on the Form 4 filed on April 14, 2023 by Mr. Donegan. Mr. Donegan served as the Company’s Principal Financial and Accounting Officer until his separation from employment with the Company on August 17, 2023.

(7)	Based solely on the Form 4 filed with the SEC by Rubric Capital Management LP on November 17, 2023. The address of Rubric Capital Management LP is 155 East 44th Street, Suite 1630, New York, NY 10017.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2023, the following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders, which plans do not provide for the issuance of warrants or other rights.

	(a) Number of Securities to be Issued Upon			(b)	(c) Number of Securities Remaining Available For Future Issuance
Plan Name	Exercise of Outstanding Options (#)	Vesting and Settlement of Restricted Stock Units (“RSUs”) (#)	Vesting and Settlement of Performance Stock Units (“PSUs”)(1) (#)	Weighted- Average Exercise Price of Outstanding Options ($)	Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a))(2) (#)
Equity Compensation Plans Approved by Stockholders
2019 Plan	19,820	39,518	14,475	120.71	395,000
2012 Plan	7,300	-	-	309.77	-
2009 Plan	45,460	-	-	310.43	-
Equity Compensation Plans Not Approved by Stockholders
None	-	-	-	-	-

(1)	The actual number of PSUs that will vest will be between zero and 14,475 depending on the Company’s achievement of certain performance goals.

(2)	The number of remaining shares of common stock available for future issuance is based on an assumption that the maximum performance goals for PSUs were achieved, where applicable.

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

Related Party Transactions

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

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

Agreements with Rubric Capital Management LP

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on the Board of Directors. As a director of the Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022 and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, and in accordance with the terms of the Certificate of Designation, the Company redeemed all 29,000 outstanding shares of the Company’s Series A Preferred Stock from Rubric at a purchase price of $1,333 per share. The Company also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between the Company and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the subscription agreement and received gross proceeds of $1.15 million before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown before expenses.

Independence

See Item 10 - Directors, Executive Officers and Corporate Governance above for a discussion on director independence.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to our company for the fiscal year ended December 31, 2023 and 2022 by Berkowitz Pollack Brant, Advisors + CPAs and Grant Thornton were as follows:

	2023 (Berkowitz) ($)	2022 (Grant Thornton) ($)
Audit fees	186,575	560,923
Audit-related fees	-	65,000
Tax fees	-	242,301
All other fees	-	-
Total	186,575	868,224

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

All of the services provided by our independent registered public accounting firm described above were approved by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

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

(b)	Exhibits

Exhibit No.

2.1	Agreement and Plan of Reorganization, dated July 6, 2009, among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	Agreement and Plan of Reorganization, dated June 11, 2010, among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization, dated October 25, 2007(3)
2.4	Agreement and Plan of Merger, dated July 18, 2011, among vitaMedMD, LLC, AMHN, Inc., and vitaMed Acquisition, LLC(4)
2.5***+	Stock Purchase Agreement, dated March 6, 2022, by and between TherapeuticsMD, Inc. and GoodRx, Inc.(5)
3.1	Articles of Conversion of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010(6)
3.2	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010(6)
3.3	Composite Amended and Restated Articles of Incorporation of the Company, as amended(7)
3.4	Bylaws of the AMHN, Inc.(8)
3.5	First Amendment to Bylaws of the Company, dated December 17, 2015(9)
3.6	Second Amendment to Bylaws of the Company, adopted May 27, 2022(10)
3.7	Third Amendment to Bylaws of the Company, dated July 29, 2022(11)
3.8	Certificate of Change to Articles of Incorporation of the Company(12)
3.8	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (11)
4.1	Form of Certificate of Common Stock(14)
4.2	Description of Securities of the Company(15)
10.1	Form of Common Stock Purchase Warrant(16)
10.2*	Form of Non-Qualified Stock Option Agreement(16)
10.3*	TherapeuticsMD, Inc. 2019 Stock Incentive Plan(17)
10.4*	First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan(18)
10.5*	Amended and Restated 2012 Stock Incentive Plan(19)
10.6*	2009 Long Term Incentive Compensation Plan, as amended(20)
10.7*	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan(21)
10.8	Form of Common Stock Purchase Warrant, dated February 24, 2012(22)
10.9	Common Stock Purchase Warrant, issued to Plato & Associates, LLC, dated January 31, 2013(23)
10.10	Form of Warrant to Purchase Common Stock, dated August 5, 2020(24)
10.11	Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020, dated November 8, 2020(25)
10.12	Second Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020(26)
10.13	Warrant issued by the Company to Robert Finizio(26)
10.14	Amendment to Warrant issued by the Company to Robert Finizio(26)
10.15*	Warrant issued by the Company to John C.K. Milligan, IV(26)
10.16*	Amendment to Warrant issued by the Company to John C.K. Milligan, IV(26)
10.17	Subscription Agreement, dated August 5, 2020, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto(24)
10.18***	License Agreement, dated July 30, 2018, by and between TherapeuticsMD, Inc. and The Population Council, Inc.(27)
10.19***	Lease, dated October 5, 2018, by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc.(28)
10.20***	License and Supply Agreement, dated June 6, 2019, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited(29)
10.21*	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors(25)
10.22*	2022 Executive Retention and Performance Bonus Plan. (ERB-Plan)(30)
10.23	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated July 29, 2022(11)

10.24	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TOA Talents, LLC, dated July 29, 2022(11)
10.25	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated September 30, 2022(31)
10.26	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated September 30, 2022(31)
10.27	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated October 28, 2022(32)
10.28	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated October 28, 2022(32)
10.29***+	License Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022(33)
10.30***+	Transaction Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022(33)
10.31**	Amendment No. 1 to the License Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022(15)
10.32	Amendment No. 1 to the Transaction Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022(15)
10.33*	Amended and Restated Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker(15)
10.34*	Amendment, effective October 15, 2021, to the Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (15)
10.35*	Amendment, dated February 21, 2023, to the Employment Agreement, dated as of December 18, 2018, as extended effective October 15, 2021, by and between TherapeuticsMD, Inc. and Marlan Walker(34)
10.36*	General Consulting and Services Agreement by and between TherapeuticsMD, Inc. and MCD Consulting Management Services, LLC, dated February 21, 2023(34)
10.37	Subscription Agreement, dated May 1, 2023, between TherapeuticsMD, Inc. and Rubric Capital Management LP(35)
10.38*	Master Services Agreement, dated August 15, 2023, between TherapeuticsMD, Inc. and JZ Advisory Group (36)
21.1	Subsidiaries of the Company (37)
23.1	Consent of Berkowitz Pollack Brant (37)
23.2	Consent of Grant Thornton LLP (37)
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (42)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) (42)
32.1	Section 1350 Certification of Chief Executive Officer (37)
32.2	Section 1350 Certification of Chief Financial Officer (37)
97.1	TherapeuticsMD, Inc. Policy on Recoupment of Incentive Compensation (37)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104†	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Indicates a contract with management or compensatory plan or arrangement.

**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted inform harm to the Company if publicly disclosed

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Filed herewith.

††	Furnished herewith.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(5)	Filed as an exhibit to Form 8-K filed with the Commission on March 10, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(7)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2023 filed with the Commission on August 14, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(8)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(9)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).

(10)	Filed as an exhibit to Form 8-K filed with the Commission on June 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(11)	Filed as an exhibit to Form 8-K filed with the Commission on August 1, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(12)	Filed as an exhibit to Form 8-K filed with the Commission on May 9, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(13)	Filed as an exhibit to Form 8-K filed with the Commission on July 6, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(14)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).

(15)	Filed as an exhibit to Form 10-K for the year ended December 31, 2022 filed with the Commission on April 7, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(16)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(17)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).

(18)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on April 14, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(19)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(20)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).

(21)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 4, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(22)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(23)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).

(24)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(25)	Filed as an exhibit to Form 10-Q filed with the Commission on November 9, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(26)	Filed as an exhibit to Form 10-K for the year ended December 31, 2020 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(27)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).

(28)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(29)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(30)	Filed as an exhibit to Form 10-K for the year ended December 31, 2021, filed with the Commission on March 23, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(31)	Filed as an exhibit to Form 8-K filed with the Commission on October 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(32)	Filed as an exhibit to Form 8-K filed with the Commission on October 31, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(33)	Filed as an exhibit to Form 8-K filed with the Commission on December 5, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(34)	Filed as an exhibit to Form 8-K filed with the Commission on February 27, 2023 and incorporated herein by reference (SEC SEC File No. 001-00100).

(35)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 17, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(36)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 14, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(37)	Filed as an exhibit to Form 10-K for the year ended December 31, 2023, filed with the Commission on March 29, 2024 and incorporated herein by reference (SEC File No. 001-00100).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2024.

THERAPEUTICSMD, INC.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer