Form 10-Q
period 2024-03-31
TherapeuticsMD, Inc.
filed 2024-05-10
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, there were 11,532,443 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

Part I - Financial Information

Item 1. Financial statements

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,338	$4,327
Royalty receivable, current portion	3,222	3,090
Prepaid and other current assets	3,869	4,035
Current assets of discontinued operations	94	344
Total current assets	11,523	11,796
License rights and other intangible assets, net	5,965	6,098
Right of use assets	6,687	6,873
Royalty receivable, long term	17,855	18,484
Other non-current assets	58	58
Total assets	$42,088	$43,309
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$139	$27
Accrued expenses and other current liabilities	2,720	3,133
Current liabilities of discontinued operations	3,609	3,694
Total current liabilities	6,468	6,854
Operating lease liabilities	6,319	6,532
Other non-current liabilities	637	636
Total liabilities	13,424	14,022
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.001; 32,000 shares authorized, 11,532 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	979,028	978,917
Accumulated deficit	(950,375)	(949,641)
Total stockholders’ equity	28,664	29,287
Total liabilities and stockholders’ equity	$42,088	$43,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue, net:
License and service revenue	$313	$416
Operating expenses:
Selling, general and administrative	1,322	3,056
Depreciation & amortization	133	27
Total operating expenses	1,455	3,083
Loss from operations	(1,142)	(2,667)
Other income (expense) :
Interest expense and other financing costs	—	(50)
Miscellaneous income	333	407
Total other income, net	333	357
Loss from continuing operations before income taxes	(809)	(2,310)
Provision for income taxes	—	—
Loss from continuing operations, net of income taxes	(809)	(2,310)
Income (loss) from discontinued operations, net of income taxes	75	(1,293)
Net loss	$(734)	$(3,603)
Income (loss) per common share, basic and diluted:
Continuing operations	$(0.07)	$(0.24)
Discontinued operations, net	0.01	(0.13)
Net loss per common share, basic and diluted	$(0.06)	$(0.37)

Weighted average common shares, basic	11,532	9,754
Weighted average common shares, diluted	11,532	9,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - in thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	11,532	$11	$978,917	$(949,641)	$29,287
Share-based compensation	—	—	111	—	111
Net loss	—	—	—	(734)	(734)
Balance, March 31, 2024	11,532	$11	$979,028	$(950,375)	$28,664

Balance, January 1, 2023	9,498	$9	$974,497	$(939,363)	$35,143
Shares issued for vested restricted stock units	455	1	—	—	1
Share-based compensation	—	—	483	—	483
Net loss	—	—	—	(3,603)	(3,603)
Balance, March 31, 2023	9,953	$10	$974,980	$(942,966)	$32,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(734)	$(3,603)
Less: income (loss) from discontinued operations, net of tax	75	(1,293)
Net loss from continuing operations	(809)	(2,310)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	133	27
Write-off of patents and trademarks	—	59
Share-based compensation	111	483
Other	186	(60)
Changes in operating assets and liabilities:
Other assets	629	(19)
Prepaid and other current assets	34	(1,453)
Accounts payable	112	164
Accrued expenses and other current liabilities	(413)	(4,486)
Lease liabilities	(213)	—
Other non-current liabilities	1	(1,106)
Total adjustments	580	(6,391)
Net cash used in continuing operating activities	(229)	(8,701)
Discontinued operations:
Net cash provided by (used in) operating activities	240	(24,474)
Net cash provided by financing activities	—	1,106
Net cash provided by (used in) discontinued operations	240	(23,368)
Net increase (decrease) in cash	11	(32,069)
Cash and cash equivalents, beginning of period	4,327	49,317
Total cash and cash equivalents, end of period	$4,338	$17,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

TherapeuticsMD, Inc. (the “Company”), a Nevada corporation, and its condensed consolidated subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “TherapeuticsMD,” “we,” “our” and “us.” This 10-Q Report includes trademarks, trade names and service marks, such as TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, vitaCareTM, IMVEXXY®, and BIJUVA®, which are protected under applicable intellectual property laws and are the property of, or licensed by or to, us. Solely for convenience, trademarks, trade names and service marks referred to in this 10-Q Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

On the Closing Date, TherapeuticsMD and Mayne Pharma entered into Amendment No. 1 to the Mayne License Agreement (the “Mayne License Agreement Amendment”). Pursuant to the Mayne License Agreement Amendment, Mayne Pharma agreed to pay us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties reduced the first four quarterly payments that would have otherwise been payable pursuant to the Mayne License Agreement by an amount equal to $257 thousand per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment was paid to us. We and Mayne Pharma settled the $1.5 million of consideration due to Mayne Pharma for the assumed obligations under a long-term services agreement, including our minimum payment obligations thereunder. As the parties agreed, during the second quarter of 2023 Mayne Pharma held back our royalty payment of $0.6 million and we funded an additional $0.9 million in August 2023 to settle the original $1.5 million payable.

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

●

In July 2018, we entered into a license and supply agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”) pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Knight obtained regulatory approval for IMVEXXY and BIJUVA and began commercialization efforts in 2024.

●	In September 2019, we entered into an exclusive license and supply agreement (the “Theramex License Agreement”) with Theramex HQ UK Limited (“Theramex”) to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel. In 2021, Theramex secured regulatory approval for BIJUVA in certain European countries and began commercialization efforts in those countries.

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2023 and March 31, 2024, we employed one full-time employee primarily engaged in an executive position.

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

Going concern

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

In February 2024, the Company received Mayne Pharma’s calculation of allowance for payer rebates and wholesale distributor fees pursuant to the Transaction Agreement which differed significantly from the Company’s estimate of the allowances. The Company and Mayne Pharma intend to resolve this matter through the dispute resolution process outlined in the Transaction Agreement. The Company continues to believe its estimated allowances for payer rebates and wholesale distributor fees are reasonable. The outcome of this matter is uncertain at this point. As a result, the Company cannot reasonably estimate a range of loss, and accordingly, the Company has not accrued any additional liability associated with Mayne Pharma’s allowance calculation for payer rebates and wholesale distributor fees.

As of March 31, 2024, the Company believes no additional accrual is required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

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

Basis of presentation

We prepared the condensed consolidated financial statements included in this 10-Q Report following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements can be condensed or omitted. However, except as disclosed herein, there has been no material change in the information disclosed in the notes included in our 2023 Annual Report on Form 10-K (the “2023 10-K Report”).

As part of the transformation as a result of the Mayne Transaction, historical results of commercial operations for all periods prior to the Closing Date have been reflected as discontinued operations in the condensed consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 of the condensed consolidated financial statements.

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair presentation of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2023 10-K Report. Certain amounts in the consolidated financial statements and accompanying notes may not add due to rounding, and all percentages have been calculated using unrounded amounts. Certain prior period amounts have been reclassified to conform to current-period presentation.

New accounting standards

Adoption of new accounting standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company in its income tax disclosure included in its 2025 Annual Report on Form 10-K and will be applied on a prospective basis. However, retrospective application is permitted. Early adoption is also permitted. The Company is evaluating the impact of ASU 2023-09 on the Company’s income tax disclosures and on its consolidated financial statements.

Increase of authorized shares

On June 26, 2023, at our combined 2022 and 2023 Annual Meeting, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 12 million shares to 32 million shares.

Estimates and assumptions

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ, at times in material amounts, from these estimates under different assumptions or conditions.

Significant accounting policies

The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the notes to the consolidated financial statements included in our 2023 10-K report.

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

Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

As described in Note 1, the acquisition of net working capital by Mayne Pharma was determined in accordance with the Transaction Agreement and included significant estimates which could change materially for a period of up to two years following the Closing Date. Our estimate of net working capital at closing was determined in accordance with the Transaction Agreement which establishes the process for the determination of final net working capital. Refer to Note 6 for a further discussion of net working capital contingencies.

The following table presents results of discontinued operations (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$55	$335
Total operating expenses	55	335
Operating loss from discontinued operations	(55)	(335)
Other income (expense), net	130	(958)
Total other income (expense), net	130	(958)
Income (loss) from discontinued operations, net	$75	$(1,293)

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued operations as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Accounts receivable	$94	$344
Liabilities:
Accrued expenses and other current liabilities	$3,609	$3,694

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Insurance	$231	$253
Capitalized legal	2,334	2,334
Other	1,304	1,448
Prepaid and other current assets	$3,869	$4,035

4. Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$6,819	$2,004	$4,815	$6,818	$1,871	$4,947
Hormone therapy drug patents applied and pending approval	841	—	841	842	—	842
Intangible assets subject to amortization	7,660	2,004	5,656	7,660	1,871	5,789
Intangible assets not subject to amortization:
Trademarks/trade name rights	309	—	309	309	—	309
License rights and other intangible assets, net	$7,969	$2,004	$5,965	$7,969	$1,871	$6,098

We recorded, in continuing operations, amortization expense related to patents of $133 thousand and $7 thousand for the three months ended March 31, 2024 and 2023, respectively.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2024	$400
2025	445
2026	445
2027	445
2028	446
Thereafter	2,634
Total	$4,815

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll and related costs	$538	$762
Professional fees	325	489
Operating lease liabilities	1,483	1,473
Other accrued expenses and current liabilities	374	409
Accrued expenses and other current liabilities	$2,720	$3,133

6. Commitments and contingencies

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

In September 2023, we increased certain accrual estimates including increasing our working capital adjustment accrual by $2.0 million for amounts anticipated to be owed under the Transaction Agreement. In December 2023, we made a $5.5 million payment to Mayne Pharma to settle certain working capital amounts that were required to be trued-up shortly after the Closing Date, excluding the allowance for returns, allowance for payer rebates, and allowance for wholesale distributor fees. Of the $5.5 million, $2.0 million increased the allowance for net working capital allowances remaining to be trued up.

The Company’s estimate of the allowance for payer rebates and wholesale distributor fees was determined in accordance with the Transaction Agreement which establishes the process for the determination of net working capital. In February 2024, the Company received Mayne Pharma’s calculation of allowance for payer rebates and wholesale distributor fees which differed significantly from the Company’s estimate of the allowances. The Company and Mayne Pharma intend to resolve this matter through the dispute resolution process outlined in the Transaction Agreement.

The Company believes its estimated allowances for payer rebates and wholesale distributor fees are reasonable. The timing and outcome of this matter is uncertain at this point. As a result, the Company cannot reasonably estimate a range of loss, and accordingly, the Company has not accrued any additional liability associated with Mayne Pharma’s allowance calculation for payer rebates and wholesale distributor fees.

As of March 31, 2024, the Company believes no additional accrual is required for amounts that may be owed for the allowance for returns. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma that may be material.

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

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. The length of the stay of the IMVEXXY litigation is dependent on further action by Teva. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of March 31, 2024, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If we are unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

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

Off-balance sheet arrangements

As of March 31, 2024 and December 31, 2023 there were no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023. As of March 31, 2024, we employ one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, legal, and regulatory matters and the continued wind-down of our historical business operations. In the aggregate, as of March 31, 2024, we have accrued severance liabilities for executive termination obligations of $169 thousand.

7. Stockholders’ equity

Warrants

As of March 31, 2024, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2023 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants Outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2024	99	$66.61	$—	6.5
As of March 31, 2024	99	$66.61	$—	6.3

Share-based compensation payment plans

As of March 31, 2024, 112,699 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). As of March 31, 2024, 394,669 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2023 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2024	72	$258.55	$—	3.0	73	$258.46	$—	3.0
Expired	(3)	252.50	—	—	—	—	—	—
As of March 31, 2024	69	$258.80	$—	2.9	70	$258.69	$—	2.9

The following table summarizes the status of our RSUs and related transactions since December 31, 2023 (in thousands, except weighted average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of January 1, 2024	40	$9.67	$89.60
Vested	(2)	23.42	—
As of March 31, 2024	38	$9.01	$86.39

The following table summarizes the status of our PSUs and related transactions since December 31, 2023 (in thousands, except weighted average grant date fair value):

	Outstanding
	PSUs (1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, as of January 1, 2024	14	$50.87	$32.57
Vested	(7)	60.50	16.16
Cancelled/Forfeited	(2)	58.68	—
Unvested, as of March 31, 2024	5	$34.50	$11.92

(1)	The number of PSUs represents the base number of PSUs that may vest.

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our employee stock purchase plan (“ESPP”) totaling $111 thousand and $483 thousand for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, we had $177 thousand of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP, which may be adjusted for future changes in forfeitures and is included as additional paid-in capital in the accompanying condensed consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses.

The unrecognized compensation cost as of March 31, 2024 of $177 thousand is expected to be recognized as share-based payment award compensation over a weighted average period of 0.7 years.

8. Revenue

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

9. Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three months ended March 31, 2024 and 2023, (ii) additional losses expected for the remainder of 2024 or losses recorded in 2023, or (iii) net operating losses carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three months ended March 31, 2024 and 2023. Accordingly, there were no provisions for income taxes for the three months ended March 31, 2024 and 2023. Additionally, as of March 31, 2024 and December 31, 2023, we maintain a full valuation allowance for all deferred tax assets.

10. Income (Loss) per common share

The following table sets forth the computation of basic and diluted (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(809)	$(2,310)
Income (loss) from discontinued operations, net of income taxes	75	(1,293)
Net loss	$(734)	$(3,603)
Denominator:
Weighted average common shares for basic loss per common share	11,532	9,754
Effect of dilutive securities	—	—
Weighted average common shares for diluted loss per common share	11,532	9,754

Income (loss) per common share, continuing operations
Basic	$(0.07)	$(0.24)
Diluted	$(0.07)	$(0.24)
Income (loss) per common share, discontinued operations
Basic	$0.01	$(0.13)
Diluted	$0.01	$(0.13)

Since we reported a net loss from continuing operations for the three months ended March 31, 2024 and 2023, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares are the same for the three months ended March 31, 2024 and 2023.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during the respective three months ended March 31, 2024 and 2023 (in thousands):

	As of March 31,
	2024	2023
Stock options	69	103
RSUs	38	177
PSUs	5	19
Warrants	99	225
	211	524

11. Related parties

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director of our Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 29, 2024, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share and also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses.

12. Business concentrations

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

For the three months ended March 31, 2024, 100% of license revenue related to Mayne Pharma, Theramex and Knight.

As of March 31, 2024, we had a royalty receivable of $3,222 thousand relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $17,855 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with our 2023 Annual Report on Form 10-K (“2023 10-K Report”), and the condensed consolidated financial statements and related notes in Item 1, Financial Statements, appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2023 10-K Report under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Factors that could cause or contribute to such differences include, but are not limited to, our liquidity requirements, supply chain issues, management transitions, risks related to our licensing agreements, market and general economic factors, and the other risks discussed in Part I, Item 1A of our 2023 10-K Report, as updated and supplemented by Part II, Item 1A of this 10-Q Report.

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

On the Closing Date, TherapeuticsMD and Mayne Pharma entered into Amendment No. 1 to the Mayne License Agreement (the “Mayne License Agreement Amendment”). Pursuant to the Mayne License Agreement Amendment, Mayne Pharma agreed to pay us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties reduced the first four quarterly payments that would have otherwise been payable pursuant to the Mayne License Agreement by an amount equal to $257 thousand per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment was paid to us. We and Mayne Pharma settled the $1.5 million of consideration due to Mayne for the assumed obligations under a long-term services agreement, including our minimum payment obligations thereunder. As the parties agreed, during the second quarter of 2023, Mayne Parma held back our royalty payment of $0.6 million and we funded an additional $0.9 million in August 2023 to settle the original $1.5 million payable.

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

We also have license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

●	In July 2018, we entered into a license and supply agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”) pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Knight obtained regulatory approval for IMVEXXY and BIJUVA and began commercialization efforts in 2024.

●	In September 2019, we entered into an exclusive license and supply agreement (the “Theramex License Agreement”) with Theramex HQ UK Limited (“Theramex”) to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel. In 2021, Theramex secured regulatory approval for BIJUVA in certain European countries and began commercialization efforts in those countries.

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2023 and March 31, 2024, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants, including certain former members of our management team, who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical business operations.

Going concern

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

The Company’s estimate of the allowance for payer rebates and wholesale distributor fees was determined in accordance with the Transaction Agreement which establishes the process for the determination of net working capital. In February 2024, the Company received Mayne Pharma’s calculation of allowance for payer rebates and wholesale distributor fees which differed significantly from the Company’s estimate of the allowances. The Company and Mayne Pharma intend to resolve this matter through the dispute resolution process outlined in the Transaction Agreement.

The Company believes its estimated allowances for payer rebates and wholesale distributor fees are reasonable. The timing and outcome of this matter is uncertain at this point. As a result, the Company cannot reasonably estimate a range of loss, and accordingly, the Company has not accrued any additional liability associated with Mayne Pharma’s allowance calculation for payer rebates and wholesale distributor fees.

As of March 31, 2024, the Company believes no additional accrual is required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

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

On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY in the United States and its possessions and territories to Mayne Pharma. We also have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S. We entered into the Knight License Agreement, with Knight pursuant to which, we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel. We entered into the Theramex License Agreement with Theramex HQ UK Limited (“Theramex”) pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. As of March 31, 2024, no IMVEXXY sales had been made through the Theramex licensing agreement.

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

Results of operations

Three months ended March 31, 2024 compared with three months ended March 31, 2023

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

The discussion below, and the revenues and expenses discussed below, are based on and relate to our continuing operations.

The following table sets forth the results of our operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
License and service revenue	$313	$416
Operating expenses:
Selling, general and administrative	1,322	3,056
Depreciation and amortization	133	27
Total operating expenses	1,455	3,083
Loss from operations	(1,142)	(2,667)
Other income (expense):
Interest expense and other financing costs	—	(50)
Miscellaneous income (expense)	333	407
Total other income, net	333	357
Loss from continuing operations before income taxes	(809)	(2,310)
Provision for income taxes	—	—
Net loss from continuing operations	(809)	(2,310)
Income (loss) from discontinued operations, net of income taxes	75	(1,293)
Net loss	$(734)	$(3,603)

Revenue. As part of our transformation and the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

We recorded $313 thousand in license revenue for the first quarter of 2024, primarily from the Mayne License Agreement, compared to $416 thousand in license revenue from the Mayne License Agreement for the first quarter of 2023. The decrease is primarily attributable to changes in sales of licensed products.

Operating expenses. Total operating expenses for the first quarter of 2024 were $1,455 thousand, a decrease of $1,628 thousand, or 52.8%, compared to the first quarter of 2023. This decrease was due to the down-sizing of our business following our transition to a royalty-based business.

Selling, general and administrative. Selling, general and administrative expenses were $1,322 thousand for the first quarter of 2024, a decrease of $1,734 thousand, or 56.7%, compared to the first quarter of 2023. This decrease was due to the increased efficiencies realized following our transition to a royalty-based business.

Depreciation & amortization. Depreciation and amortization expense was $133 thousand for the first quarter of 2024, an increase of $106 thousand, or 392.6%, compared to the first quarter of 2023. In 2024, this balance is entirely comprised of amortization of license rights and intangible assets.

Loss from operations. In the first quarter of 2024, we had a loss from operations of $1,142 thousand, as compared to a loss from operations of $2,667 thousand for the first quarter of 2023. This change reflects the streamlining of our business and increased efficiencies realized as a royalty-based business.

Other income (expense), net. During the first quarter of 2024, we had other income of $333 thousand compared to other income of $357 thousand in the first quarter of 2023. This change reflects our transition to a royalty-based business. Royalties reported as other income for intellectual property licensed by us totaled approximately $295 thousand in the first quarter of 2024.

Provision for income taxes. During the first quarter of 2024 and 2023, we recorded no provision for income taxes for continuing operations.

Net loss from continuing operations. For the first quarter of 2024, we had a net loss of $809 thousand, or $0.07 per basic and diluted common share, compared to a net loss of $2,310 thousand, or $0.24 per basic and diluted common share, for the first quarter of 2023.

Discontinued Operations - Net income from discontinued operations was $75 thousand for the first quarter of 2024, compared to a net loss from discontinued operations of $1,293 thousand for the first quarter of 2023. This change reflects the continued wind-down of our legacy business.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities, the divestiture of our former subsidiary vitaCare, and the transactions with Mayne Pharma. As of March 31, 2024, we had cash and cash equivalents totaling $4,338 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans for to satisfy our such needs in the short-term and in the long-term. As a result, there is substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(229)	$(8,701)
Net cash provided by (used in) discontinued operations	240	(23,368)
Net increase (decrease) in cash	$11	$(32,069)

Operating Activities from continuing operations. For the first three months of 2024, net cash used in operating activities was $229 thousand, compared to net cash used in operating activities of $8,701 thousand for the first three months of 2023. This decrease of $8,472 thousand or 97.4%, was primarily due to a $1,501 thousand decrease in our net loss from continuing operations following our transition from a manufacturing and commercialization business to a royalty-based business combined with the pay-down of current liabilities in the prior-year period.

Net cash provided by (used in) discontinued operations. Net cash provided by operating activities from discontinued operations for the first three months of 2024 was $240 thousand as compared to net cash used in operating activities of $23,368 thousand for the first three months of 2023. This change relates primarily to expenses incurred and the payment of current liabilities associated with our transition from a manufacturing and commercialization business to a royalty-based business.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of March 31, 2024, we had a royalty receivable of $3,113 thousand relating to the short-term portion of receivable from Mayne Pharma and $17,855 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition) to the consolidated financial statements included in our 2023 10-K Report.

Inventory. On December 30, 2022, Mayne Pharma acquired our inventory balance of approximately $6.6 million, which is subject to certain net working capital adjustments.

Contractual obligations, off-balance sheet arrangements and purchase commitments and employment agreements

Our contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other obligations and arrangements, see “Note 6. Commitments and Contingencies” to the condensed consolidated financial statements included in this 10-Q Report.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of March 31, 2024 and December 31, 2023.

In the normal course of business, we may be confronted with issues or events that may result in contingent liability. These generally relate to lawsuits, claims, environmental actions, or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by U.S. GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in our condensed consolidated financial statements.

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this 10-Q Report, which has been prepared in accordance with U.S. GAAP. We make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The critical accounting policies and estimates used are disclosed in Item 7 – Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates in our 2023 10-K Report.

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

Changes in internal controls over financial reporting

In connection with our transformation into a pharmaceutical royalty company, we terminated our executive management team and all other employees, except for our former General Counsel and current Chief Executive Officer. As of March 31, 2024, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical commercial business operations. As a result of these changes, we have updated our risk assessment and design of internal controls over financial reporting that align with reduced transaction volume and reliance on external consultants to manage the day-to-day operations of the Company. The Company is and will continue to evaluate changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing business transformation activities, and as a result, controls may be periodically changed. The Company believes, however, that it will be able to maintain sufficient controls over its financial reporting throughout this transformation process.

During the first quarter of fiscal year 2024, we deployed a new ERP system which is anticipated to enhance our operating and financial processes over time. Processes and internal controls have been updated and are consistent with our internal control framework, and we have evaluated the operating effectiveness of related key controls. Control processes continue to be evaluated to give appropriate consideration of modifications needed to maintain the effectiveness of internal controls over financial reporting.

Part II - Other Information

Item 1. Legal proceedings

From time to time, we are involved in litigation and proceedings in the ordinary course of our business. Other than the legal proceedings disclosed in Note 6, Commitments and contingencies in Part I, Item 1, Financial Statements, appearing elsewhere in this 10-Q Report, we are not involved in any legal proceeding that we believe would have a material effect on our business or financial condition.

Item 1A. Risk factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2023 10-K Report under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2023 10-K Report.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1††	Section 1350 Certification of Chief Executive Officer

32.2††	Section 1350 Certification of Principal Financial Officer

101†	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q

104†	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

†	Filed herewith.

††	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2024	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Ziegler
Joseph Ziegler
Principal Financial and Accounting Officer