Form 10-Q
period 2024-06-30
TherapeuticsMD, Inc.
filed 2024-08-12
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, there were 11,532,432 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

Part I - Financial Information

Item 1. Financial statements

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,232	$4,327
Royalty receivable, current portion	2,908	3,090
Prepaid and other current assets	3,683	4,035
Current assets of discontinued operations	—	344
Total current assets	11,823	11,796
License rights and other intangible assets, net	4,524	6,098
Right of use assets	6,497	6,873
Royalty receivable, long term	17,224	18,484
Other non-current assets	58	58
Total assets	$40,126	$43,309
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$143	$27
Accrued expenses and other current liabilities	2,676	3,133
Current liabilities of discontinued operations	2,996	3,694
Total current liabilities	5,815	6,854
Operating lease liabilities	6,004	6,532
Other non-current liabilities	637	636
Total liabilities	12,456	14,022
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.001; 32,000 shares authorized, 11,532 issued and outstanding as of June 30, 2024 and December 31, 2023	11	11
Additional paid-in capital	979,124	978,917
Accumulated deficit	(951,465)	(949,641)
Total stockholders’ equity	27,670	29,287
Total liabilities and stockholders’ equity	$40,126	$43,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net:
License and service revenue	$234	$437	$547	$853
Operating expenses:
Selling, general and administrative	1,233	2,781	2,555	5,837
Impairment of long-lived assets (Note 4)	1,261	—	1,261	—
Depreciation & amortization	180	128	313	155
Total operating expenses	2,674	2,909	4,129	5,992
Loss from operations	(2,440)	(2,472)	(3,582)	(5,139)
Other income (expense):
Interest expense and other financing costs	(5)	(45)	(5)	(95)
Miscellaneous income	1,395	103	1,728	510
Total other income, net	1,390	58	1,723	415
Loss from continuing operations before income taxes	(1,050)	(2,414)	(1,859)	(4,724)
Provision for income taxes	—	—	—	—
Loss from continuing operations, net of income taxes	(1,050)	(2,414)	(1,859)	(4,724)
(Loss) income from discontinued operations, net of income taxes	(40)	—	35	(1,293)
Net loss	$(1,090)	$(2,414)	$(1,824)	$(6,017)
Loss per common share, basic and diluted:
Continuing operations	(0.09)	(0.24)	(0.16)	(0.47)
Discontinued operations, net	(0.00)	—	0.00	(0.13)
Net loss per common share, basic and diluted	$(0.09)	$(0.24)	$(0.16)	$(0.60)

Weighted average common shares, basic	11,532	10,219	11,532	9,988
Weighted average common shares, diluted	11,532	10,219	11,532	9,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - in thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	11,532	$11	$978,917	$(949,641)	$29,287
Share-based compensation	—	—	111	—	111
Net loss	—	—	—	(734)	(734)
Balance, March 31, 2024	11,532	$11	$979,028	$(950,375)	$28,664
Share-based compensation	—	—	96	—	96
Net loss	—	—	—	(1,090)	(1,090)
Balance, June 30, 2024	11,532	$11	$979,124	$(951,465)	$27,670

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	9,498	$9	$974,497	$(939,363)	$35,143
Shares issued for vested restricted stock units	455	1	-	-	1
Share-based compensation	-	-	483	-	483
Net loss	-	-	-	(3,603)	(3,603)
Balance, March 31, 2023	9,953	$10	$974,980	$(942,966)	$32,024
Shares issued for vested restricted stock units	60	-	-	-	-
Shares issued for sale of common stock related to private placement sale	313	1	1,149	-	1,150
Share-based compensation	-	-	437	-	437
Shares issued for exercise of warrants	249	-	-	-	-
Net loss	-	-	-	(2,414)	(2,414)
Balance, June 30, 2023	10,575	$11	$976,566	$(945,380)	$31,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,824)	$(6,017)
Less: income (loss) from discontinued operations, net of tax	35	(1,293)
Net loss from continuing operations	(1,859)	(4,724)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	313	156
Impairment of long-lived assets (Note 4)	1,261	59
Share-based compensation	207	921
Other	376	(78)
Changes in operating assets and liabilities:
Other assets	1,260	464
Prepaid and other current assets	534	150
Accounts payable	116	(654)
Accrued expenses and other current liabilities	(457)	(7,362)
Lease liabilities	(528)	—
Other non-current liabilities	1	(1,025)
Total adjustments	3,083	(7,369)
Net cash provided by (used in) continuing operating activities	1,224	(12,093)
Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	—	1,150
Net cash provided by continuing financing activities	—	1,150
Discontinued operations:
Net cash used in operating activities	(319)	(25,752)
Net cash provided by financing activities	—	1,107
Net cash used in discontinued operations	(319)	(24,645)
Net increase (decrease) in cash	905	(35,588)
Cash and cash equivalents - continuing operations, beginning of period	4,327	49,317
Total cash and cash equivalents, end of period	$5,232	$13,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

TherapeuticsMD, Inc. (the “Company”), a Nevada corporation, and its condensed consolidated subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “TherapeuticsMD,” “we,” “our” and “us.” This 10-Q Report includes trademarks, trade names and service marks, such as TherapeuticsMD®, vitaMedMD®, BocaGreenMD® , IMVEXXY®, and BIJUVA®, which are protected under applicable intellectual property laws and are the property of, or licensed by or to, us. Solely for convenience, trademarks, trade names and service marks referred to in this 10-Q Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2023 and June 30, 2024, we employed one full-time employee primarily engaged in an executive position.

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

As of June 30, 2024, the Company believes no additional accrual is required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

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

Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

The following table presents results of discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$105	$—	$160	$335
Total operating expenses	105	—	160	335
Operating loss from discontinued operations	(105)	—	(160)	(335)
Other income (expense), net	65	—	195	(958)
Total other income (expense), net	65	—	195	(958)
(Loss) income from discontinued operations, net	$(40)	$—	$35	$(1,293)

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued operations as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Accounts receivable	$-	$344
Liabilities:
Accrued expenses and other current liabilities	$2,996	$3,694

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Insurance	$168	$253
Capitalized legal	2,334	2,334
Other	1,181	1,448
Prepaid and other current assets	$3,683	$4,035

4. Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$5,753	$1,862	$3,891	$6,818	$1,871	$4,947
Hormone therapy drug patents applied and pending approval	324	—	324	842	—	842
Intangible assets subject to amortization	6,077	1,862	4,215	7,660	1,871	5,789
Intangible assets not subject to amortization:
Trademarks/trade name rights	309	—	309	309	—	309
License rights and other intangible assets, net	$6,386	$1,862	$4,524	$7,969	$1,871	$6,098

We recorded, in continuing operations, amortization expense related to patents of $180 thousand and $19 thousand for the three months ended June 30, 2024 and 2023, respectively, and $313 thousand and $39 thousand for the six months ended June 30, 2024 and 2023, respectively.

The Company conducts regular reviews of the individual patents and portfolios. As a result of this review, also based on input from its licensing partners, for the six months ended June 30, 2024, the Company determined it had an indicator of impairment, as it had abandoned the legal right and title to a portion of its granted patent portfolio and had ceased pursuit of a portion of its pending patents based on input from its licensing partners. The Company recognized an impairment loss of $1,261 thousand related to those abandoned patents and applications, which is classified as an impairment of long-lived assets on the Company’s consolidated statements of operations.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2024	$192
2025	384
2026	384
2027	384
2028	384
Thereafter	2,163
Total	$3,891

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll and related costs	$526	$762
Professional fees	270	489
Operating lease liabilities	1,589	1,473
Other accrued expenses and current liabilities	291	409
Accrued expenses and other current liabilities	$2,676	$3,133

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

As of June 30, 2024, the Company believes no additional accrual is required for amounts that may be owed for the allowance for returns. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma that may be material.

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. The length of the stay of the IMVEXXY litigation is dependent on further action by Teva. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of June 30, 2024, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If we are unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

In June 2024, Mayne received a Paragraph IV certification notice letter (the “Sun Notice Letter”) regarding an ANDA submitted to the FDA by Sun Pharma Inc. (“Sun Pharma”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the Sun Notice Letter, Sun Pharma alleges that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the Sun Notice Letter expire in 2032 or 2033. In July 2024, we and Mayne Pharma filed a complaint for patent infringement against Sun Pharma in the United States District Court for the District of New Jersey arising from Sun Pharma’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Sun Pharma’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Sun Pharma from infringing the IMVEXXY Patents.

Beginning on December 30, 2022 and per the Mayne License Agreement, Mayne Pharma is responsible for all enforcement of our patents, including the responsibility for and costs of litigation discussed above with respect to Teva and Sun Pharma.

From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.

Off-balance sheet arrangements

As of June 30, 2024 and December 31, 2023 there were no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023. As of June 30, 2024, we employ one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, legal, and regulatory matters and the continued wind-down of our historical business operations. In the aggregate, as of June 30, 2024, we have accrued severance liabilities for executive termination obligations of $112 thousand.

7. Stockholders’ equity

Warrants

As of June 30, 2024, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2023 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants Outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2024	99	$66.61	$—	6.5
Expired	(2)	281.50	—	—
As of June 30, 2024	97	$63.33	$—	6.1

Share-based compensation payment plans

As of June 30, 2024, 106,799 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). As of June 30, 2024, 403,369 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2023 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of January 1, 2024	72	$258.55	—	3.0	73	$258.46	—	3.0
Expired	(9)	217.57	—	—	—	—	—	—
As of June 30, 2024	63	$264.14	—	2.9	64	$264.02	—	2.9

The following table summarizes the status of our RSUs and related transactions since December 31, 2023 (in thousands, except weighted average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
As of January 1, 2024	40	$9.67	89.60
Vested	(2)	23.42	—
As of June 30, 2024	38	$9.01	$60.73

The following table summarizes the status of our PSUs and related transactions since December 31, 2023 (in thousands, except weighted average grant date fair value):

	Outstanding
	PSUs (1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, as of January 1, 2024	14	$50.87	$32.57
Vested	(7)	60.50	16.16
Cancelled/Forfeited	(2)	58.68	—
Unvested, as of June 30, 2024	5	$34.50	$8.37

(1)	The number of PSUs represents the base number of PSUs that may vest.

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our employee stock purchase plan (“ESPP”) totaling $96 thousand and $437 thousand for the three months ended June 30, 2024 and 2023, respectively, and $207 thousand and $919 thousand for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, we had $81 thousand of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP, which may be adjusted for future changes in forfeitures and is included as additional paid-in capital in the accompanying condensed consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses. The unrecognized compensation cost of $81 thousand is expected to be recognized as share-based payment award compensation over a weighted average period of 0.7 years.

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

9. Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three and six months ended June 30, 2024 and 2023, (ii) additional losses expected for the remainder of 2024 or losses recorded in 2023, or (iii) net operating losses carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and six months ended June 30, 2024 and 2023. Accordingly, there were no provisions for income taxes for the three and six months ended June 30, 2024 and 2023. Additionally, as of June 30, 2024 and December 31, 2023, we maintain a full valuation allowance for all deferred tax assets.

10. Income (Loss) per common share

The following table sets forth the computation of basic and diluted (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Loss from continuing operations, net of income taxes	$(1,050)	$(2,414)	$(1,859)	$(4,724)
(Loss) income from discontinued operations, net of income taxes	(40)	—	35	(1,293)
Net loss	$(1,090)	$(2,414)	$(1,824)	$(6,017)
Denominator:
Weighted average common shares for basic loss per common share	11,532	10,219	11,532	9,988
Effect of dilutive securities	—	—	—	—
Weighted average common shares for diluted loss per common share	11,532	10,219	11,532	9,988

Loss per common share, continuing operations
Basic	$(0.09)	$(0.24)	$(0.16)	$(0.47)
Diluted	$(0.09)	$(0.24)	$(0.16)	$(0.47)
Loss per common share, discontinued operations
Basic	$—	$—	$—	$(0.13)
Diluted	$—	$—	$—	$(0.13)

Since we reported a net loss from continuing operations for the three and six months ended June 30, 2024 and 2023, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares are the same for the three and six months ended June 30, 2024 and 2023.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during the respective three and six months ended June 30, 2024 and 2023 (in thousands):

	As of June 30,
	2024	2023
Stock options	63	82
RSUs	38	124
PSUs	5	14
Warrants	97	99
	203	319

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

For the three and six months ended June 30, 2024, 100% of license revenue related to Mayne Pharma, Theramex and Knight.

As of June 30, 2024, we had a royalty receivable of $2,908 thousand relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $17,224 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2023 and June 30, 2024, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants, including certain former members of our management team, who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical business operations.

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

As of June 30, 2024, the Company believes no additional accrual is required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

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

On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY in the United States and its possessions and territories to Mayne Pharma. We also have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S. We entered into the Knight License Agreement, with Knight pursuant to which, we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel. We entered into the Theramex License Agreement with Theramex HQ UK Limited (“Theramex”) pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. As of June 30, 2024, no IMVEXXY sales had been made through the Theramex licensing agreement.

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

The discussion below, and the revenues and expenses discussed below, are based on, and relate to, our continuing operations.

Three months ended June 30, 2024 compared with three months ended June 30, 2023

The following table sets forth the results of our operations (in thousands):

	Three Months Ended June 30,
	2024	2023
Revenue:
License and service revenue	$234	$437
Operating expenses:
Selling, general and administrative	1,233	2,781
Impairment of long-lived assets (Note 4)	1,261	—
Depreciation and amortization	180	128
Total operating expenses	2,674	2,909
Loss from operations	(2,440)	(2,472)
Other income (expense):
Interest expense and other financing costs	(5)	(45)
Miscellaneous income	1,395	103
Total other income, net	1,390	58
Loss from continuing operations before income taxes	(1,050)	(2,414)
Provision for income taxes	—	—
Net loss from continuing operations	(1,050)	(2,414)
Loss from discontinued operations, net of income taxes	(40)	—
Net loss	$(1,090)	$(2,414)

Revenue. As part of our transformation and the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

We recorded $234 thousand in license revenue for the second quarter of 2024, primarily from the Mayne License Agreement, a decrease of $203 thousand, or 46.5%, compared to $437 thousand in license revenue for the second quarter of 2023. The decrease is primarily attributable to changes in sales of licensed products.

Operating expenses. Total operating expenses for the second quarter of 2024 were $2,674 thousand, a decrease of $235 thousand, or 8.1%, compared to the second quarter of 2023. This decrease was due to the further optimization of our business through the reduction of costs following our transition to a royalty-based business, and is partially off-set by the patent impairment recognized in the second quarter of 2024.

Selling, general and administrative. Selling, general and administrative expenses were $1,233 thousand for the second quarter of 2024, a decrease of $1,548 thousand, or 55.7%, compared to the second quarter of 2023. This decrease was due to the increased efficiencies realized following our transition to a royalty-based business.

Depreciation & amortization. Depreciation and amortization expense was $180 thousand for the second quarter of 2024, an increase of $52 thousand, or 40.6%, compared to the second quarter of 2023. In the 2024 period, this balance is entirely comprised of amortization of license rights and intangible assets.

Loss from operations. In the second quarter of 2024, we had a loss from operations of $2,440 thousand, as compared to a loss from operations of $2,472 thousand for the second quarter of 2023. This change reflects the streamlining of our business and increased efficiencies realized as a royalty-based business.

Other income (expense), net. During the second quarter of 2024, we had other income of $1,390 thousand compared to other income of $58 thousand in the second quarter of 2023. The difference is mainly due to a $1,250 thousand one-time consideration the Company received from its sublessee on its early termination on the sublease, which was recognized in the second quarter of 2024. Royalties reported as other income for intellectual property licensed by us totaled approximately $108 thousand in the second quarter of 2024.

Provision for income taxes. During the second quarter of 2024 and 2023, we recorded no provision for income taxes for continuing operations.

Net loss from continuing operations. For the second quarter of 2024, we had a net loss of $1,050 thousand, or $0.09 per basic and diluted common share, compared to a net loss of $2,414 thousand, or $0.24 per basic and diluted common share, for the second quarter of 2023.

Discontinued Operations – Net loss from discontinued operations was $40 thousand for the second quarter of 2024, compared to a net loss from discontinued operations of $0 thousand for the second quarter of 2023.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

The following table sets forth the results of our operations (in thousands):

	Six Months Ended June 30,
	2024	2023
Revenue:
License and service revenue	$547	$853
Operating expenses:
Selling, general and administrative	2,555	5,837
Impairment of long-lived assets (Note 4)	1,261	—
Depreciation and amortization	313	155
Total operating expenses	4,129	5,992
Loss from operations	(3,582)	(5,139)
Other income (expense):
Interest expense and other financing costs	(5)	(95)
Miscellaneous income	1,728	510
Total other income, net	1,723	415
Loss from continuing operations before income taxes	(1,859)	(4,724)
Provision for income taxes	—	—
Net loss from continuing operations	(1,859)	(4,724)
Income (loss) from discontinued operations, net of income taxes	35	(1,293)
Net loss	$(1,824)	$(6,017)

Revenue. As part of our transformation and the Mayne License Agreement, historical results of commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

We recorded $547 thousand in license revenue for the first six months of 2024, primarily from the Mayne License Agreement, a decrease of $306 thousand, or 35.9%, compared to $853 thousand in license revenue for the first six months of 2023. The decrease is primarily attributable to changes in sales of licensed products.

Operating expenses. Total operating expenses for the first six months of 2024 were $4,129 thousand, a decrease of $1,863 thousand, or 31.1%, compared to the first six months of 2023. This decrease was due to the further optimization of our business through the reduction of costs following our transition to a royalty-based business , and is partially off-set by the patent impairment recognized in the second quarter of 2024.

Selling, general and administrative. Selling, general and administrative expenses were $2,555 thousand for the first six months of 2024, a decrease of $3,282 thousand, or 56.2%, compared to the first six months of 2023. This decrease was due to the increased efficiencies realized following our transition to a royalty-based business.

Depreciation & amortization. Depreciation and amortization expense was $313 thousand for the first six months of 2024, an increase of $158 thousand, or 101.9%, compared to the first six months of 2023. In the 2024 period, this balance is entirely comprised of amortization of license rights and intangible assets.

Loss from operations. In the first six months of 2024, we had a loss from operations of $3,582 thousand, as compared to a loss from operations of $5,139 thousand for the first six months of 2023. This change reflects the streamlining of our business and increased efficiencies realized as a royalty-based business.

Other income, net. During the first six months of 2024, we had other income of $1,723 thousand compared to other income of $415 thousand in the first six months of 2023. The difference is mainly due to a $1,250 thousand one-time consideration the Company received from its sublessee on its early termination on the sublease, which was recognized in the second quarter of 2024. Royalties reported as other income for intellectual property licensed by us totaled approximately $404 thousand in the first six months of 2024.

Provision for income taxes. During the first six months of 2024 and 2023, we recorded no provision for income taxes for continuing operations.

Net loss from continuing operations. For the first six months of 2024, we had a net loss of $1,859 thousand, or $0.16 per basic and diluted common share, compared to a net loss of $4,724 thousand, or $0.47 per basic and diluted common share, for the first six months of 2023.

Discontinued Operations - Net income from discontinued operations was $35 thousand for the first six months of 2024, compared to a net loss from discontinued operations of $1,293 thousand for the first six months of 2023. This change reflects the continued wind-down of our legacy business.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities, the divestiture of our former subsidiary vitaCare, and the transactions with Mayne Pharma. As of June 30, 2024, we had cash and cash equivalents totaling $5,232 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

Subscription Agreement with Rubric Capital Management LP

On May 1, 2023, we entered into the Subscription Agreement with Rubric, pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of Common Stock, from time to time during the term of the Subscription Agreement in separate drawdowns at our election, at a purchase price of the five-day volume-weighted average price of our common stock at the time of the sale of such shares, at an aggregate purchase price of up to $5,000,000 (collectively, the “Private Placement”).

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

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) continuing operating activities	$1,224	$(12,093)
Net cash provided by financing activities	—	1,150
Net cash used in discontinued operations	(319)	(24,645)
Net increase (decrease) in cash	$905	$(35,588)

Operating Activities from continuing operations. For the first six months of 2024, net cash provided by operating activities was $1,224 thousand, compared to net cash used in operating activities of $12,093 thousand for the first six months of 2023. This change of $13,317 thousand or 110.1%, was primarily due to a $2,865 thousand decrease in our net loss from continuing operations following our transition from a manufacturing and commercialization business to a royalty-based business combined with the pay-down of current liabilities in the prior-year period.

Financing Activities from continuing operations. For the first six months of 2024, there was no cash received from financing activities, compared to net cash received from financing activities of $1,150 thousand for the first six months of 2023, reflecting the sale of common stock during the first six months of 2023.

Net cash used in discontinued operations. Net cash used in operating activities from discontinued operations for the first six months of 2024 was $319 thousand as compared to net cash used in operating activities of $24,645 thousand for the first six months of 2023. This change relates primarily to a decrease in expenses incurred and the payment of current liabilities associated with our transition from a manufacturing and commercialization business to a royalty-based business.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of June 30, 2024, we had a royalty receivable of $2,778 thousand relating to the short-term portion of receivable from Mayne Pharma and $17,224 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition) to the consolidated financial statements included in our 2023 10-K Report.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of June 30, 2024 and December 31, 2023.

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

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this 10-Q Report, which has been prepared in accordance with U.S. GAAP and SEC rules and regulations related to interim financial reporting. We make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The critical accounting policies and estimates used are disclosed in Item 7 – Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates in our 2023 10-K Report.

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

Changes in internal controls over financial reporting

In connection with our transformation into a pharmaceutical royalty company, we terminated our executive management team and all other employees, except for our former General Counsel and current Chief Executive Officer. As of June 30, 2024, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, legal and regulatory matters and the continued wind-down of our historical commercial business operations. As a result of these changes, we have updated our risk assessment and design of internal controls over financial reporting that align with reduced transaction volume and reliance on external consultants to manage the day-to-day operations of the Company. The Company is and will continue to evaluate changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing business transformation activities, and as a result, controls may be periodically changed. The Company believes, however, that it will be able to maintain sufficient controls over its financial reporting throughout this transformation process.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: August 12, 2024	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Ziegler
Joseph Ziegler
Principal Financial and Accounting Officer