Form 10-K
period 2024-12-31
TherapeuticsMD, Inc.
filed 2025-03-27
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $13,408,634.

As of March 20, 2025, there were outstanding 11,574,362 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

Part III (Items 10, 11, 12, 13 and 14) of this annual report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders or an amendment to this annual report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

i

Part I

Item 1. Business

Overview

Throughout this Annual Report on Form 10-K (“2024 10-K Report”), the terms “we,” “us,” “our,” “TherapeuticsMD,” “the Company,” or “our Company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries vitaMedMD, LLC, a Delaware limited liability company (“vitaMed”), and BocaGreenMD, Inc., a Nevada corporation (“BocaGreen”).

TherapeuticsMD owns or has rights to trademarks, service marks, or trade names that were previously used in connection with the operation of its business, or are now licensed by another party, including TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, BIJUVA®, and IMVEXXY®, which are protected under applicable intellectual property laws and are the property of the Company. This 2024 10-K Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this 2024 10-K Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

In addition, this 2024 10-K Report includes market and industry data that we obtained from periodic industry publications, third-party studies and surveys, government-agency sources, filings of public companies in our industry, and internal-company surveys. Industry publications and surveys generally state that their information has been obtained from sources believed to be reliable. Although we believe that the industry and market data below is reliable as of the date of this 2024 10-K Report, this information could prove to be inaccurate as a result of a variety of matters.

Forward-looking statements

This 2024 10-K Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. For example, statements regarding our operations, financial position, business strategy, and other plans and objectives for future operations, and assumptions and predictions about future demand, marketing, expenses and sales are all forward-looking statements. These statements may be found in the items of this 2024 10-K Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this 2024 10-K Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date of this 2024 10-K Report, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, competition from other businesses, market and general economic factors, and the other risks discussed in Item 1A of this 2024 10-K Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this 2024 10-K Report.

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this 2024 10-K Report in the section entitled “Risk Factors” that you should review carefully. Please consider our forward-looking statements in light of those risks as you read this 2024 10-K Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. We do not undertake to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

Our company

TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company (“Mayne Pharma Group”), in which we and our subsidiaries (i) granted Mayne Pharma an exclusive license to commercialize our IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD and vitaMedMD brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA® (together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.

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

As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in our consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our consolidated balance sheets.

See “Note 2 - Discontinued Operations” to the consolidated financial statements included in this Annual Report on Form 10-K for further details.

The Company also has license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

●	In July 2018, we entered into a license and supply agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”) pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Knight obtained regulatory approval for IMVEXXY and BIJUVA and began commercialization efforts in 2024.

●	In June 2019, we entered into an exclusive license and supply agreement (the “Theramex License Agreement”) with Theramex HQ UK Limited (“Theramex”) to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel. In 2021, Theramex secured regulatory approval for BIJUVA in certain European countries and began commercialization efforts in those countries.

●	In December 2024, we transferred the right to commercialize IMVEXXY and BIJUVA in Israel from Knight to Theramex.

Employees

As of December 31, 2024, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations. On August 15, 2023, we entered into a master services agreement with JZ Advisory Group, pursuant to which Joseph Ziegler serves as our Principal Financial and Accounting Officer.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement at a purchase price of the five-day volume-weighted average price of the Common Stock at the time of the sale of such shares of Common Stock, at an aggregate purchase price of up to $5,000,000. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw down, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no draw downs in 2024.

In February 2024, the Company received Mayne Pharma’s calculation of the net working capital allowances for payer rebates and wholesale distributor fees pursuant to the Transaction Agreement, which differed significantly from the Company’s estimate of the allowances. The Company continues to believe its estimated allowances for payer rebates and wholesale distributor fees are reasonable and intends to resolve this matter through the processes permitted in the Transaction Agreement. The outcome of this matter is uncertain at this point. As a result, the Company cannot reasonably estimate a range of loss, and accordingly, the Company has not accrued any additional liability associated with Mayne Pharma’s allowance calculation for payer rebates and wholesale distributor fees, particularly as the Company believes the outcome of this matter to be intertwined with the resolution of the net working capital allowance for returns.

In August 2024, the Company received information from Mayne Pharma pertaining to the net working capital allowance for returns that differs significantly from the Company’s estimate of the allowance. As of December 31, 2024, the Company believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

If Mayne Pharma’s sales of Licensed Products grow more slowly than expected or decline, including as a result of Mayne Pharma Group’s pending sale to Cosette Pharmaceuticals, Inc. (“Cosette”), if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if we are unsuccessful with future financings or the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of the financial statements included in this Annual Report on Form 10-K.

The accompanying consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY in the United States and its possessions and territories to Mayne Pharma. We also have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S. We entered into the Knight License Agreement, with Knight pursuant to which, we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel. We entered into the Theramex License Agreement with Theramex pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. In December 2024, we transferred the right to commercialize IMVEXXY in Israel from Knight to Theramex.

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

On December 30, 2022, we granted an exclusive license to commercialize BIJUVA in the United States and its possessions and territories to Mayne Pharma. We also have entered into the Knight License Agreement with Knight pursuant to which we granted Knight an exclusive license to commercialize BIJUVA in Canada and Israel. We have entered into the Theramex License Agreement with Theramex pursuant to which we granted Theramex an exclusive license to commercialize BIJUVA for human use outside of the U.S., except for Canada and Israel. In December 2024, we transferred the right to commercialize BIJUVA in Israel from Knight to Theramex.

ANNOVERA (segesterone acetate (“SA”) and ethinyl estradiol (“EE”) vaginal system)

This pharmaceutical product is a one-year ring-shaped contraceptive vaginal system (“CVS”) and the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a total of 13 cycles (one year).

On December 30, 2022, we assigned our exclusive license to commercialize ANNOVERA in the United States and its possessions and territories to Mayne Pharma.

Prenatal vitamin products

On December 30, 2022, we granted an exclusive license to commercialize, in the United States and its possessions and territories, our prescription prenatal vitamin product lines under our vitaMedMD brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD prenatal name to Mayne Pharma.

Sales concentration

Our business model is dependent on third parties achieving specified milestones and product sales. For information on the concentration of licenses of our products, see “Note 9. Revenue” to the consolidated financial statements included in this 2024 10-K Report. Currently, the Company collects license revenue from two licensees.

Seasonality

The pharmaceutical markets in which we license our products are not subject to seasonal sales fluctuations. However, our license revenues for the first quarter of each year can be negatively affected by the annual reset of high-deductible commercial insurance plans.

Manufacturing of our licensed products

As of December 30, 2022, we were no longer responsible for any manufacturing and have no manufacturing contracts. All manufacturing responsibility of our licensed and assigned products has been transferred to our licensees.

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

As of December 31, 2024, we have many domestic and foreign patents that cover our licensed products, including many for each of BIJUVA and IMVEXXY that are Orange Book listed for the licensed products.

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

We intend to actively protect our intellectual property with patents, trademarks, trade secrets, or other legal avenues for the protection of intellectual property and to aggressively prosecute, enforce, and defend our patents, trademarks, and proprietary technology, including those licensed by Mayne Pharma, Knight and Theramex, with our licensees to the extent permitted under their respective license agreements. The loss, by expiration or otherwise, of any one patent may have a material effect on our business. Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing on validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to account for patent rights of third parties. See “– Pharmaceutical Regulation – Regulatory Exclusivity” below for information regarding our intellectual property and challenges to that intellectual property.

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

Pharmaceutical regulation

The process required by the FDA before a new drug product may be marketed in the U.S. generally involves the following:

●	completion of or reference to extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

●	submission to the FDA of an investigational new drug (“IND”) application under which the holder may begin conducting human clinical trials, provided that the FDA does not object; the IND must be updated annually;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication; and

●	submission to the FDA of a new drug application (“NDA”) after completion of all pivotal clinical trials.

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

Regulatory exclusivity

There are two types of NDAs available under Section 505(b) of the FDCA. Section 505(b)(1) of the FDCA provides a marketing approval pathway that is known as the “traditional” or “full” NDA process. Sponsors use 505(b)(1) applications to obtain marketing approval of a new drug with active ingredients that have not previously been approved by FDA. The data package necessary for approval of this new drug requires demonstration of safety and efficacy based on adequate and well controlled human clinical trials conducted by or for the sponsor, without allowance for reference to third party data. In contrast, Section 505(b)(2) of the FDCA provides an alternative NDA process for approving a new drug that contains the same active ingredient as a previously approved product but allows sponsors to rely on clinical trials not conducted by or for the sponsor, as well as other clinical data or literature produced by other parties. In addition, Section 505(j) of the FDCA provides for a significantly shortened regulatory pathway for approval of a “generic” version of a new drug, by way of an Abbreviated New Drug Application (“ANDA”). Rather than demonstrating safety and effectiveness as required for an NDA, the ANDA requires proof that the generic drug is the “same” as or “bioequivalent” to the new drug under the standard of “bioequivalence,” often using pharmacokinetic, pharmacodynamic, and/or in vitro studies.

A Section 505(b) NDA applicant may be eligible for its own regulatory exclusivity period, such as a five-year or three-year exclusivity. The first approved Section 505(b) NDA applicant for a drug containing an active ingredient that has not previously been approved in any other 505(b) NDA (a “new chemical entity,” or NCE), is eligible for a five-year NCE exclusivity period starting on the date of the NDA approval. An ANDA or 505(b)(2) application for a drug containing the protected active ingredient of the NCE product generally cannot be submitted to FDA until the end of the five-year exclusivity period, except that such applications can be submitted at year four if the product is covered by an Orange Book listed patent and the ANDA or 505(b)(2) NDA includes a Paragraph IV Certification challenging such patent. Additional exclusivities may also apply.

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

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an ANDA submitted to FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). See “Legal Proceedings” in Item 3 of this 2024 10-K Report for additional information.

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

Other U.S. healthcare laws and compliance requirements

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights, among other topics, are and will be applicable to our business. Our licensees and the licensed products are subject to regulation by both the federal government and the states in which we or our partners conduct our business. The healthcare laws and regulations that may affect our licensees’ ability to operate and our ability to receive licensing revenues include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual or in return for the purchase, lease, or order of, or the arranging for, any good, facility item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including, for example, the federal civil False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal physician sunshine requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare or Medicaid to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. In 2022, the Sunshine Act was extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to healthcare providers;

●	federal and state laws requiring pricing transparency or limiting price increases, which are in existence today or are anticipated to be in existence in the near future, may limit the ability to raise prices, require disclosure of price increases or require disclosure of the wholesale acquisition cost of pharmaceutical products to governmental agencies and consumers; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers or even self-pay; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; state laws requiring a license, registration or permit to engage in manufacturing and distribution of prescription products or to engage in the practice of pharmacy; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In addition to the fraud and abuse laws, we continue to monitor the potential impact of proposals to change prescription drug costs at the federal and state level. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare.

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

Available information

We are a Nevada corporation, and we maintain our principal executive offices at 951 Yamato Road, Suite 220, Boca Raton, Florida 33431. Our telephone number is (561) 961-1900. We maintain a corporate website at www.therapeuticsmd.com. The information contained on our website or that can be accessed through our website is not incorporated by reference into this 2024 10-K Report or in any other report or document we file with the SEC.

Item 1A. Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with all of the information included in this 2024 10-K Report and our other filings with the SEC, before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below are the most significant we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition, or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:

●	We currently derive all of our revenues from royalties related to sales of our products, and the failure of our licensees to maintain or increase sales of these products could have an adverse effect on our business, financial condition, results of operations, and growth prospects.

●	We have incurred net losses in the past and there are no assurances we will be able to maintain or increase profitability in the future.

●	There is substantial doubt about our ability to continue as a going concern.

●	The dependence upon third parties for the manufacture and supply of our women’s healthcare products may cause delays in, or prevent our licensees from, successfully commercializing and marketing our products.

●	The commercial success of our products will depend upon gaining and retaining significant market acceptance of these products among physicians and payers.

●	Coverage and reimbursement may not be available for our products, which could make it difficult for our licensees to sell our products profitably.

●	Our revenue, results of operations and financial position could be affected by our ongoing disputes with Mayne Pharma.

●	Time and costs associated with winding down our general and administrative, commercial, and research and development activities may be significant.

●	We could be affected by transitions in our senior management team.

●	We sublease our properties, which could expose us to possible liabilities and losses.

●	Licensing of intellectual property involves complex legal, business and scientific issues, and disputes could jeopardize our rights under such agreements.

●	Our products and our licensees are subject to extensive government regulation.

●	We must rely on Mayne Pharma to prosecute, file lawsuits, or take other actions to protect or enforce our intellectual property and there can be no assurance they will take such actions or be successful.

●	If efforts to protect the proprietary nature of the intellectual property covering our hormone therapy pharmaceutical products and other products are not adequate, our licensees may not be able to compete effectively in the market, which would adversely affect our royalties.

●	Our products face significant competition from branded and generic products, and our operating results will suffer if our products fail to compete effectively.

●	Our success is tied to the distribution channels of our licensees.

●	Any failure of our licensees to adequately maintain a sales force or effectively implement sales strategies will impede our growth.

●	The announcement and pendency of Mayne Pharma Group’s agreement to be acquired by Cosette Pharmaceuticals, Inc. could have an adverse effect on our business, operations, and financial condition.

●	Our future success depends on our ability to attract and retain qualified personnel.

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

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

In the past, we have incurred recurring net losses, including net losses of $2.2 million and $10.3 million for 2024 and 2023, respectively. In 2022, we recognized net income of $112.0 million due to the net proceeds from the Mayne Transaction and divestiture of our former subsidiary vitaCare Prescription Services, Inc. (“vitaCare”) exceeding our costs and expenses. We utilized most of the net proceeds to repay borrowings and redeem our preferred stock. As of December 31, 2024, our stockholders’ equity was $27.4 million. We have funded our operations to date primarily through revenue from licensed royalties, public offerings of our common stock and private placements of equity and debt securities and the transactions with Mayne Pharma. We may incur substantial additional losses over the next few years because of costs associated with the wind down of our historical business as well as the ongoing costs of being a public company. As a result, we may not maintain or increase profitability. If we continue to incur substantial losses, because the royalties of our products are insufficient or otherwise, and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

There is substantial doubt about our ability to continue as a going concern.

Our current liquidity position raises substantial doubt about our ability to continue as a going concern and Berkowitz Pollack Brant, Advisors + CPAs, LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2024, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024, indicating such. If Mayne Pharma’s sales of IMVEXXY, BIJUVA, or ANNOVERA grow more slowly than expected or decline, including as a result of Mayne Pharma Group’s pending sale to Cosette , if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if we are unsuccessful with future financings or if the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. Our ability to continue as a going concern may depend on our ability to obtain additional capital as well as our ability to minimize operational expenses, including any potential net working capital adjustments relating to the Mayne Transaction. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Our ability to obtain financing on reasonable terms is subject to factors beyond the Company’s control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of equity and debt financing and there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all. If we sell equity securities, convertible securities or other securities current investors may be materially diluted by subsequent sales. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

We have experienced significant turnover in our top executives, and our business could be adversely affected by these and other transitions in our senior management team.

We have experienced turnover in our top executives and the replacement of these positions with new officers. In December 2022, following the Mayne Transaction, all our top executives, except for our former General Counsel, were terminated, and our former General Counsel was appointed as Chief Executive Officer. In August 2023, our former Principal Financial and Accounting Officer resigned and was replaced with a new Principal Financial and Accounting Officer.

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

We currently depend on the services of Marlan D. Walker as our Chief Executive Officer and sole employee. Should we lose Mr. Walker due to death, disability, retirement or otherwise, such loss could adversely affect our business, management and operations.

Marlan Walker is presently our sole employee and we are therefore dependent upon Mr. Walker, who works for us as an at will employee. Mr. Walker may terminate his employment with us at any time and we cannot guarantee that we would be able to hire a similarly qualified executive if he should choose to leave. We do not currently maintain key person life insurance on Mr. Walker. Any change in Mr. Walker's involvement with our Company may negatively affect our business, management and operations. The loss of his services could be detrimental to the business and could force us to no longer operate. Our future success could depend in part on our ability to retain Mr. Walker.

Our dependence upon third parties for the manufacture and supply of our existing women’s healthcare products may cause delays in or prevent our licensees from successfully commercializing and marketing our products.

We do not currently have, nor do we currently plan to build or acquire, the infrastructure or capability to internally manufacture our existing women’s healthcare products, IMVEXXY, BIJUVA, and ANNOVERA. We have relied, and will continue to rely, on third parties to manufacture these products in accordance with specifications and in compliance with applicable regulatory requirements, including the FDA’s current Good Manufacturing Practice (“cGMPs”). We entered into long-term supply agreements with Catalent Pharma Solutions, LLC for the commercial supply of IMVEXXY and BIJUVA which have been assigned to Mayne Pharma. We also entered into a long-term supply contract with QPharma AB, now known as Sever Pharma Solutions, for ANNOVERA, which contract was also assigned to Mayne Pharma. We depended on Lang, a full-service, private label and corporate brand manufacturer, to supply our vitaMedMD and BocaGreen products. We do not have long-term contracts for the commercial supply of our vitaMedMD and BocaGreen products. We believe that our licensees evolved these relationships based on the products they licensed from us. We continue to provide support for the third-party manufacturers and our licensees as needed.

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

We have also in the past experienced a greater than expected amount of raw materials for ANNOVERA being out of specification. If any of the third-party CMOs of our products or any suppliers of raw materials or API experience further difficulties, do not comply with the terms of their agreements, or do not devote sufficient time, energy, and care to providing our manufacturing needs, or if any manufacturing specification modifications that we or Mayne Pharma have requested are not approved by the FDA, we could experience additional interruptions in the supply of our products, which may have a material adverse impact on our revenue, results of operations, and financial position.

Our licensees may not have long-term contracts for the supply of all the API used in BIJUVA, and ANNOVERA. If any supplier of the API or other products used in our products experiences any significant difficulties in its respective manufacturing processes, chooses to cease supplying, or does not devote sufficient time, energy, and care to providing our manufacturing needs, we could experience significant interruptions in the supply of our products, which could impair our licensee’s ability to supply our products at the levels required for commercialization and prevent or delay their successful commercialization.

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

In both the U.S. and some foreign jurisdictions, there have been several legislative and regulatory proposals to change the healthcare system in ways that could affect our licensees’ ability to sell our products profitably. Payment or reimbursement of prescription drugs by Medicaid or Medicare requires manufacturers of the drugs to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for the drug. For drugs paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price (“ASP”), which is used to determine the Medicare Part B payment rate for the drug. The federal government sets general guidelines for Medicaid and requires rebates on outpatient drugs. Each state creates specific regulations that govern its individual program, including supplemental rebate programs that prioritize coverage for drugs on the state Preferred Drug List. In the United States, private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment. The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest and states have begun to take action to increase transparency in drug pricing through mandatory reporting requirements. The pharmaceutical industry and our licensees may experience pricing pressures in connection with the sale of our products generally due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, the scrutiny of pharmaceutical pricing, the ongoing debates on reducing government spending and additional legislative proposals. We cannot predict whether new proposals will be made or adopted, when they may be adopted, or what impact they may have on us if they are adopted. Our results of operations could be adversely affected by current and future healthcare reforms. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, any such cost-reduction initiatives could decrease the coverage and price that our licensees receive for our products from Medicare, if any, including IMVEXXY, BIJUVA, and ANNOVERA, and could significantly harm our business.

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

There are significant costs associated with winding down our normal historic operations, such as separation of employees, termination of contracts and engagement of external consultants, all of which have and, in the future, will reduce our cash resources and take up large portions of our employees’ and consultants’ time. We have received certain invoices related to our historic operations that we are currently disputing. Our accruals related to such invoices reflect the amount we believe we will be responsible for based on the current information we have. Any litigation related to such disputes or to the winding down of our operations, as well as any unforeseen liabilities related to the same, could have a material impact on our business, growth, financial conditions, results of operations and cash flows. There is no guarantee that our cash and cash equivalents on hand at any given time will be enough to cover our liabilities associated with winding down our historic operations.

We sublease our properties, which could expose us to possible liabilities and losses.

 We sublease part of our headquarters to third parties and intend to sublease the remainder to one or more third parties. In the event that we are unable to sublease our properties on favorable terms, or at all, or if we are able to sublease our properties but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur unanticipated payment obligations. Our lease agreements may also expose us to liabilities, such as rent escalations, maintenance obligations, termination rights, or indemnification claims, that may negatively affect our operations and profitability.

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

We have also entered into licensing and supply agreements with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and with Theramex pursuant to which we granted Theramex an exclusive license to commercialize BIJUVA, and IMVEXXY outside of the U.S., except for Canada.

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

Our revenue, results of operations and financial position could be affected by our ongoing disputes with Mayne Pharma.

We and Mayne Pharma are disputing the allowance calculation for payer rebates and wholesale distributor fees pursuant to the Mayne Transaction Agreement. This dispute commenced in February 2024 after Mayne Pharma provided us with calculations that significantly differed from our estimates. We intend to resolve this matter, but the outcome is uncertain and can lead to unforeseen losses. We are also disputing the allowance for returns as Mayne Pharma’s estimates significantly differ from our estimates. These ongoing disputes may adversely affect our revenue, results of operations and financial position.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250 thousand Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, such as Silicon Valley Bank when the FDIC took control in March 2023, we could lose all or a portion of those amounts held in excess of such insurance limitations. In the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. Any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operational expenses or make other payments.

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

Current or future legislation or regulations may adversely affect reimbursement from government healthcare programs and third-party payers.

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

As part of the FDA’s approval of IMVEXXY, we committed to conduct a post-approval observational study to evaluate the risk of endometrial cancer in post-menopausal women with a uterus who use a low-dose vaginal estrogen unopposed by a progestogen such as IMVEXXY, which study was assumed by Mayne Pharma as the holder of the NDA. As part of the FDA’s approval of ANNOVERA, the FDA has required four non-closed post-marketing studies, including both post-marketing reviews and post-marketing commitments. Each study has a timeline for completion and submission of a final report to the FDA. If a post-approval study is not fulfilled according to FDA requirements, the FDA may impose certain further requirements and penalties against the holder of the NDA, which could include withdrawal of the NDA approval and withdrawal of the product from the market. For ANNOVERA, post marketing studies are being performed by the Population Council and Mayne Pharma as the NDA holder. In July 2021, we received a letter from the FDA indicating that the post-marketing commitment study being conducted by the Population Council for ANNOVERA to characterize the in vivo release rate of ANNOVERA was not fulfilled to FDA’s satisfaction. In addition, the final reports for the two post-marketing requirement studies being performed by the Population Council for ANNOVERA were not submitted by the initial listed submission deadline, which deadlines have since been extended by FDA. To the extent that Mayne Pharma or the Population Council, as applicable, does not fulfil these studies to the FDA’s satisfaction, the ability of our licensees to sell the applicable product may be limited and there may be an adverse impact on our revenue and results of operations.

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

Although many of the ingredients in our dietary supplement products are vitamins, minerals, and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. Furthermore, our hormone therapy or patient-controlled, long-acting contraceptive pharmaceutical products have been approved by the FDA based on its assessment of the safety and efficacy of these products. While we believe that all of these products and the combinations of ingredients in them are safe when taken as directed, the products could have certain undesirable side effects if not taken as directed or if taken by a consumer who has certain medical conditions. In addition, these products may not have the effect intended if they are not taken in accordance with certain instructions, which include certain dietary or other labeling restrictions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects in an unforeseen way or on an unforeseen cohort. If any of our products are shown to be harmful or generate negative publicity from perceived harmful effects, our business, financial condition, results of operations, and prospects could be harmed significantly.

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

Our financial condition and results of operations may be adversely affected by any future pandemics or epidemics.

Our business may be impacted by any future pandemics or epidemics. The severity of the impact of any pandemic on our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.

Any future pandemics or epidemics can negatively affect the ability of our licensees’ sales force to access healthcare providers to promote our products and the ability of patients to visit their healthcare professionals for non-emergent matters. Accordingly, the sales force of our licensees may continue to use a hybrid model of office visits when necessary and digital engagement tools and tactics and virtual detailing, which may be less effective than their ordinary course sales and marketing programs.

Further, our future results of operations and liquidity could be adversely affected during or following any future pandemics or epidemics by extended billing and collection cycles at our company, our licensees, or otherwise; delays in payments of outstanding receivable amounts beyond normal payment terms, including royalty payments; supply chain disruptions; and uncertain demand.

Also, disruptions have occurred and may occur in the future that affect our licensees’ ability to obtain supplies or other components for our products, manufacture additional products, or deliver inventory in a timely manner. This would result in lost sales (and royalties) and damage to our reputation.

We may also experience other unknown impacts from any future pandemics or epidemics that cannot be predicted. Accordingly, disruptions to our business as a result of pandemics or epidemics could result in an adverse effect on our business, results of operations, financial condition and prospects.

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

As of December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of $579.0 million. Subject to applicable limitations, our NOL may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce our future federal income taxes otherwise payable.

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

The announcement and pendency of Mayne Pharma Group’s agreement to be acquired by Cosette Pharmaceuticals, Inc. could have an adverse effect on our business, operations, and financial condition.

On February 20, 2025, Mayne Pharma Group announced that it entered into a scheme implementation deed with Cosette under which Cosette agreed to acquire all the outstanding shares of Mayne Pharma Group. We cannot predict the outcome of the acquisition or how Mayne Pharma Group’s shareholders will vote on the parties’ proposed acquisition. While the proposed acquisition is pending, suppliers, manufactures, or business partners may delay or defer certain business decisions with respect to the Licensed Products, or seek to change or renegotiate their existing business relationships. Such parties may also experience uncertainty associated with the acquisition which may affect current or future business relationships with us. There can be no assurance that our business relationships with third parties or our liquidity or financial condition will not be adversely affected in a way that may be material to our company, regardless of whether the acquisition is completed. Further, in the event the acquisition is completed, we will be reliant on Cosette to sell the Licensed Products, and the failure of Cosette to maintain or increase sales of these products could have an adverse effect on our business, financial condition, results of operations, and growth prospects.

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

In the IMVEXXY Notice Letter, Teva alleges that IMVEXXY Patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents FDA from granting final approval of the ANDA for 30 months from the date of the Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay.

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

Our common stock is currently listed on the Nasdaq Global Select Market. We have no current plans to delist our common stock from Nasdaq. However, following the transaction with Mayne Pharma, when we changed our business to become a royalty company, we may be treated as a “public shell” company under the Nasdaq rules and the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria. Additionally, we may be subject to delisting proceedings as a result of our failure to maintain compliance with additional continued listing requirements of Nasdaq.

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

As of December 31, 2024, Rubric Capital Management LP (“Rubric”) and its affiliates beneficially owned approximately 25.6% of our common stock. Rubric may be able to largely determine the outcome of all matters requiring stockholder approval. For example, Rubric may be able to largely control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Provisions in our articles of incorporation and bylaws, as well as certain provisions of Nevada law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if an acquisition would benefit our stockholders, and could also make it more difficult to remove our current management. These provisions in our articles of incorporation and bylaws include the following:

●	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors (the “Board”) to increase the number of outstanding shares and thwart a takeover attempt;

●	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

●	advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our Board.

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

Our licensees’ ability to maintain optimal inventory levels to meet commercial demand depends on the performance of third-party contract manufacturers. In some instances, our products have unique ingredients used under license arrangements. One of our third-party contract manufacturers has in the past experienced an increase in difficulties with manufacturing of ANNOVERA, resulting in intermittent supply of ANNOVERA for commercial distribution. See “Our dependence upon third parties for the manufacture and supply of our existing women’s healthcare products may cause delays in or prevent our licensees from successfully commercializing and marketing our products” above. If the manufacturers of our products are unsuccessful in obtaining raw materials, if our licensees are unable to manufacture and release inventory on a timely and consistent basis, if our licensees fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged, or if our licensees’ inventory reaches its expiration date, patients might not have access to our products, our reputation and brands could be harmed, and physicians may be less likely to recommend our products in the future, each of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this 2024 10-K Report, including the risk factor captioned “We may not be able to maintain effective and efficient information systems or properly safeguard our information systems.” While to date we have not identified any breaches from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, the sophistication of cybersecurity threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our program is designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. We also carry cybersecurity insurance to protect the Company in the event of a cybersecurity breach and to provide resources if a cybersecurity breach occurs.

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

Item 3. Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of December 31, 2024, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If we are unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

In June 2024, Mayne Pharma received a Paragraph IV certification notice letter (the “Sun Notice Letter”) regarding an ANDA submitted to the FDA by Sun Pharma Inc. (“Sun Pharma”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the Sun Notice Letter, Sun Pharma alleges that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the Sun Notice Letter expire in 2032 or 2033. In July 2024, we and Mayne Pharma filed a complaint for patent infringement against Sun Pharma in the United States District Court for the District of New Jersey arising from Sun Pharma’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Sun Pharma’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Sun Pharma from infringing the IMVEXXY Patents.

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

As of December 31, 2024, the closing price of our common stock on Nasdaq was $0.86 per share. As of March 27, 2025, there were 56 stockholders of record of our common stock.

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

Item 6. Reserved

Item 7. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis in conjunction with the information set forth under our consolidated financial statements and the notes to those financial statements included elsewhere in this 2024 10-K Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Statement Regarding Forward-Looking Information.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under “Risk Factors” elsewhere in this 2024 10-K Report.

Certain amounts in the Management’s discussion and analysis of financial condition and results of operations may not add due to rounding, and all percentages have been calculated using unrounded amounts.

Business overview

TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in relevant territories. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company (“Mayne Pharma Group”), in which we and our subsidiaries (i) granted Mayne Pharma an exclusive license to commercialize our IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD and vitaMedMD brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA® (together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.

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

As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in our consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 of our consolidated financial statements.

The Company also has license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

●	In July 2018, we entered into the “Knight License Agreement” with Knight pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Knight obtained regulatory approval for IMVEXXY and BIJUVA and began commercialization efforts in 2024.

●	In June 2019, we entered into the “Theramex License Agreement” with Theramex to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel. In 2021, Theramex secured regulatory approval for BIJUVA in certain European countries and began commercialization efforts in those countries.

●	In December 2024, we transferred the right to commercialize IMVEXXY and BIJUVA in Israel from Knight to Theramex.

Employees

As of December 31, 2024, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations. On August 15, 2023, we entered into a master services agreement with JZ Advisory Group, pursuant to which Joseph Ziegler serves as our Principal Financial and Accounting Officer.

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

On December 30, 2022, we granted an exclusive license to commercialize IMVEXXY in the United States and its possessions and territories to Mayne Pharma. We also have entered into licensing agreements with third parties to market and sell IMVEXXY outside of the U.S. We entered into the Knight License Agreement, with Knight pursuant to which, we granted Knight an exclusive license to commercialize IMVEXXY in Canada and Israel. We entered into the Theramex License Agreement with Theramex pursuant to which we granted Theramex an exclusive license to commercialize IMVEXXY for human use outside of the U.S., except for Canada and Israel. In December 2024, we transferred the right to commercialize IMVEXXY in Israel from Knight to Theramex.

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

On December 30, 2022, we granted an exclusive license to commercialize BIJUVA in the United States and its possessions and territories to Mayne Pharma. We also have entered into the Knight License Agreement with Knight pursuant to which we granted Knight an exclusive license to commercialize BIJUVA in Canada and Israel. We have entered into the Theramex License Agreement with Theramex pursuant to which we granted Theramex an exclusive license to commercialize BIJUVA for human use outside of the U.S., except for Canada and Israel. In December 2024, we transferred the right to commercialize BIJUVA in Israel from Knight to Theramex.

ANNOVERA (segesterone acetate (“SA”) and ethinyl estradiol (“EE”) vaginal system)

This pharmaceutical product is a one-year ring-shaped contraceptive vaginal system (“CVS”) and the first and only patient-controlled, procedure-free, reversible prescription contraceptive that can prevent pregnancy for up to a total of 13 cycles (one year).

On December 30, 2022, we assigned our exclusive license to commercialize ANNOVERA in the United States and its possessions and territories to Mayne Pharma.

Prenatal vitamin products

On December 30, 2022, we granted an exclusive license to commercialize, in the United States and its possessions and territories, our prescription prenatal vitamin product lines under our vitaMedMD brand name and authorized generic formulations of some of our prescription prenatal vitamin products under our BocaGreenMD Prenatal name to Mayne Pharma.

Results of operations

As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods prior to the Closing Date. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 to the consolidated financial statements included in this 2024 10-K Report.

The following table sets forth the results of our operations (in thousands):

	Years ended December 31,
	2024	2023
Revenue, net:
License and service revenue	$1,761	$1,302
Operating expenses:
Selling, general and administrative	4,744	8,903
Impairment of long-lived assets (Note 4)	1,268	—
Depreciation & amortization	509	922
Total operating expenses	6,521	9,825
Loss from operations	(4,760)	(8,523)
Other income (expense):
Miscellaneous income	2,417	781
Total other income	2,417	781
Loss from continuing operations before income taxes	(2,343)	(7,742)
Benefit for income taxes	31	43
Net loss from continuing operations	(2,312)	(7,699)
Income (loss) from discontinued operations, net of income taxes	131	(2,579)
Net loss	$(2,181)	$(10,278)

Revenue. As part of our transformation and the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods presented.

We recorded $1,761 thousand in license revenue during the year ended December 31, 2024 primarily from the Mayne License Agreement, an increase of $459 thousand, or 35.3%, compared to $1,302 thousand in license revenue during the year ended December 31, 2023. The increase is primarily attributable to changes in sales of licensed products.

Selling, general and administrative. Selling, general and administrative expenses for 2024 were $4,744 thousand, a decrease of $4,159 thousand, or 46.7%, compared to the $8,903 thousand we had for 2023. This decrease was due to the increased efficiencies realized year over year and continued transition from a commercial business to a royalty-based business.

Impairment of long-lived assets. We recognized an impairment loss of $1,268 thousand related to abandoned patents and applications, which is classified as an impairment of long-lived assets on the Company’s consolidated statements of operations for the twelve months ended December 31, 2024.  We did not impair any of our long-lived assets during the year ended December 31, 2023.

Depreciation & amortization. Depreciation and amortization expense for 2024 was $509 thousand, a decrease of $413 thousand, or 44.8%, compared to the $922 thousand we had for 2023. In the 2024 period, this balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for 2024 were $6,521 thousand, a decrease of $3,304 thousand, or 33.6%, compared to the $9,825 thousand we had for 2023. This decrease was due to the further optimization of our business through the reduction of costs and continued transition from a commercial business to a royalty-based business.

Loss from operations. For 2024, we had a loss from operations of $4,760 thousand, a decrease of $3,763 thousand, or 44.2%, compared to loss from operations of $8,523 thousand for 2023. This change reflects the increase in sales from licensed products and the increased efficiencies realized as a royalty-based business.

Other income. In 2024, we had other income of $2,417 thousand, an increase of $1,636 thousand, compared to other income of $781 thousand in 2023. The difference is mainly due to a $1,250 thousand one-time payment the Company received from its sublessee on its early termination on the sublease, which was recognized in the second quarter of 2024 and an increase in royalties reported as other income for intellectual property licensed by us totaling approximately $1,083 thousand in 2024. The year ended December 31, 2023 also includes $490 thousand in other income pertaining to royalty sales of ANNOVERA.

Benefit for income taxes. For 2024, we recorded $31 thousand of income tax benefits from continuing operations. In 2023, the Company recognized $43 thousand of income tax benefits from continuing operations.

Net loss from continuing operations. For 2024, we had net loss from continuing operations of $2,312 thousand, or $0.20 per basic and diluted common share, a decrease of $5,387 thousand, compared to net loss from continuing operations of $7,699 thousand, or $0.74 per basic and diluted common share, for 2023.

Discontinued Operations. For 2024, net income from discontinued operations was $131 thousand, an increase of $2,710 thousand, compared to net loss from discontinued operations of $2,579 thousand for 2023.

For additional information, see “Note 2 – Discontinued Operations”, in the notes to the consolidated financial statements appearing elsewhere in this 2024 10-K Report.

Liquidity and capital resources

Our primary use of cash is to fund our continuing operations. We have funded our operations primarily through revenue from licensed royalties, public offerings of our common stock and private placements of equity and debt securities, and the transactions with Mayne Pharma. As of December 31, 2024, we had cash and cash equivalents totaling $5,059 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

The initial draw down occurred on June 29, 2023, consisting of a sale of 312,525 shares of Common Stock at a price per share equal to $3.6797. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no draw downs in 2024.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans to satisfy our such needs in the short-term and in the long-term. As a result, there is substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of the financial statements included in this 2024 10-K Report.

Cash flows

The following table reflects the major categories of cash flows from continuing operations for each of the periods (in thousands).

	Years ended December 31,
Cash flow from continuing operations	2024	2023
Net cash provided by (used in) operating activities	$1,170	$(23,081)
Net cash provided by financing activities	—	3,151
Net cash used in discontinued operations	(438)	(25,060)
Net increase (decrease) in cash	$732	$(44,990)

Operating Activities from continuing operations. Net cash provided by operating activities in 2024 was $1,170 thousand, an increase of $24,251 thousand, compared to net cash used in operating activities of $23,081 thousand for 2023. This change was primarily due to a $5,387 thousand decrease in our net loss from continuing operations combined with the pay-down of current liabilities in the prior-year period.

 Financing Activities from continuing operations. For 2024, there was no cash received from financing activities, compared to net cash received from financing activities of $3,151 thousand for 2023, reflecting the sale of common stock during 2023.

Discontinued operations. Net cash used in discontinued operations for 2024 was $438 thousand, a decrease of $24,622 thousand, as compared to net cash used in discontinued operations of $25,060 thousand for 2023. This change relates primarily to a decrease in expenses incurred and the payment of current liabilities associated with our transition from a manufacturing and commercialization business to a royalty-based business.

For additional details, see the consolidated statements of cash flows included in our consolidated financial statements in this 2024 10-K Report.

Other liquidity measure

Receivable from Mayne Pharma. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of December 31, 2024, and 2023, we had a royalty receivable of $3,562 thousand and $3,090 thousand, respectively, relating to the short-term portion of receivable from Mayne Pharma and $16,010 thousand and $18,484 thousand, respectively, relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See “Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition)” to the consolidated financial statements included in this 2024 10-K Report.

Contractual obligations, off-balance sheet arrangements, purchase commitments and employment agreements

Our contractual obligations and off-balance sheet arrangements are discussed below. For additional information on any of the following and other obligations and arrangements, see “Note 7. Commitments and Contingencies” to the consolidated financial statements included in this 2024 10-K Report.

In the normal course of business, we may be confronted with issues or events that may result in contingent liability. These generally relate to lawsuits, claims, environmental actions, or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States of America (“U.S. GAAP”), an estimate is made of the loss and the appropriate accounting entries are reflected in our consolidated financial statements.

Commitments

Information regarding commitments is in “Note 7. Commitments and contingencies” to the consolidated financial statements included in this 2024 10-K Report.

Employment agreements

Information regarding employment agreements is in “Note 7. Commitments and contingencies” to the consolidated financial statements included in this 2024 10-K Report.

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2024 10-K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to identifiable intangible assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the areas described below as critical to our business operations and the understanding of our results of operations given the uncertainties associated with the assumptions underlying each estimate. For a detailed discussion on the application of these and other significant accounting policies, see “Note 1. Basis of presentation, new accounting standards and summary of significant accounting policies” to the consolidated financial statements included in this 2024 10-K Report.

Discontinued Operations

Discontinued operations comprise activities that were disposed of at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a business shift having a major effect on the Company’s operations and financial results according to Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements. In 2022, we started classifying commercial activities as discontinued operations due to the cessation of these operations. For additional information, see “Note 2 – Discontinued Operations”, in the notes to the consolidated financial statements appearing elsewhere in this 2024 10-K Report.

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

In February 2024, the Company received Mayne Pharma’s calculation of the net working capital allowances for payer rebates and wholesale distributor fees pursuant to the Transaction Agreement, which differed significantly from the Company’s estimate of the allowances. The Company continues to believe its estimated allowances for payer rebates and wholesale distributor fees are reasonable and intends to resolve this matter through the processes permitted in the Transaction Agreement. The outcome of this matter is uncertain at this point. As a result, the Company cannot reasonably estimate a range of loss, and accordingly, the Company has not accrued any additional liability associated with Mayne Pharma’s allowance calculation for payer rebates and wholesale distributor fees, particularly as the Company believes the outcome of this matter to be intertwined with the resolution of the net working capital allowance for returns.

In August 2024, the Company received information from Mayne Pharma pertaining to the net working capital allowance for returns that differs significantly from the Company’s estimate of the allowance. As of December 31, 2024, the Company believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which the Company disputes. As of December 31, 2024, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

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

On December 30, 2022, we closed a License Agreement with Mayne Pharma pursuant to which we sold to Mayne Pharma the exclusive license rights in our product ANNOVERA and granted an exclusive license in other products, including IMVEXXY and BIJUVA. Under the terms of the License Agreement, we received $140 million at closing and we are eligible to receive additional payments in the aggregate of up to an additional $30 million based on the achievement of sales milestones (collectively, the “Milestone Amounts”). The proceeds at closing were allocated between consideration for the sale of ANNOVERA and the initial license fee for the Licensed Products, as the sale of ANNOVERA was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets in arriving at the gain on disposal (see Note 2 to the consolidated financial statements included in this 2024 10-K Report), while the license grant of the other products were recognized under the provisions of ASC 606, Revenue from Contracts with Customers, as a license of functional intellectual asset. The proceeds were allocated among the Licensed Products on the relative net present value of forecasted future product sales from those products. The Milestone Amounts will be recognized, as applicable, in subsequent periods based on actual product sales that exceed the respective net sales milestones as such variable consideration is constrained by the occurrence of the subsequent sales.

Our royalty revenue recognized in 2024 and 2023 primarily related to royalties provided for under the Mayne License Agreement based on Mayne Pharma’s sales of the Licensed Products subject to that agreement. Under the Mayne License Agreement, the Company is entitled to earn royalties on net sales of all of the Licensed Products at a royalty rate of (i) 8% on the first $80 million of net sales of the Licensed Products and (ii) 7.5% on net sales of all of the Licensed Products after the first $80 million of net sales. The royalty rate is subject to a 2% reduction upon the earlier to occur of (i) the expiration or revocation of the last valid claim covering a Licensed Product, and (ii) a generic product launch (a “LOE”). We are entitled to minimum annual royalties beginning with the year ending December 31, 2023 ($3 million annual minimum) and continuing with 3% annual increases through the year ending December 31, 2034 (the “Minimum Annual Royalty”). The Minimum Annual Royalty originally totaled $42.6 million, and this total amount was allocated among the Licensed Products on the relative net present value of forecasted future product sales from those products. The portion allocated to consideration for the sale of ANNOVERA was attributed towards the gain on disposal of that asset. For the remaining portion allocated to the license grants for the other products, we determined that the minimum guarantee underlying the Minimum Annual Royalty should be treated as fixed consideration and recognized under ASC 606 at the point in time when the license was transferred. Since the Minimum Annual Royalty will be received in annual installments through 2034, we determined the transaction price allocated under ASC 606 contained a significant financing component, and we therefore determined the initial royalty revenue and corresponding receivable based on the present value of the allocated Minimum Annual Royalty. The present value was calculated using a discount rate of 10.45%, based on the credit characteristics of Mayne Pharma and the timing of future payments, and the value will be accreted to full value through the earlier of January 1, 2034 or a LOE. This royalty receivable is a contract asset as of December 31, 2024, and is further subject to offset by Mayne Pharma.

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

For additional discussion on revenue, see “I. Revenue recognition” in Note 1. Basis of presentation, new accounting standards and summary of significant accounting policies to the consolidated financial statements included in this 2024 10-K Report.

Recent accounting pronouncements

Information regarding accounting standards issued or effective in 2024 is included in “Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies” to the consolidated financial statements.

Item 7A. Quantitative and qualitative disclosures about market risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide this information.

Item 8. Financial statements and supplementary data

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this 2024 10-K Report, which financial statements, notes, and reports are incorporated herein by reference.

Item 9. Change in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this 2024 10-K Report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2024.

This 2024 10-K Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this 2024 10-K Report.

Item 9B. Other information

None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10. Directors, executive officers, and corporate governance

This information will be contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 11. Executive compensation

This information will be contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

This information will be contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 13. Certain relationships and related transactions, and director independence

This information will be contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

Item 14. Principal accountant fees and services

This information will be contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

Item 15. Exhibits and financial statement schedules

(a)	Financial statements and financial statements schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this 2024 10-K Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated July 6, 2009, among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	Agreement and Plan of Reorganization, dated June 11, 2010, among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization, dated October 25, 2007 (3)
2.4	Agreement and Plan of Merger, dated July 18, 2011, among vitaMedMD, LLC, AMHN, Inc., and vitaMed Acquisition, LLC(4)
2.5***+	Stock Purchase Agreement, dated March 6, 2022, by and between TherapeuticsMD, Inc. and GoodRx, Inc. (5)
3.1	Articles of Conversion of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (6)
3.2	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (6)
3.3	Composite Amended and Restated Articles of Incorporation of the Company, as amended (7)
3.4	Bylaws of the AMHN, Inc. (8)
3.5	First Amendment to Bylaws of the Company, dated December 17, 2015 (9)
3.6	Second Amendment to Bylaws of the Company, adopted May 27, 2022 (10)
3.7	Third Amendment to Bylaws of the Company, dated July 29, 2022 (11)
3.8	Certificate of Change to Articles of Incorporation of the Company (12)
3.9	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (11)
3.10	Fourth Amendment to Bylaws of the Company, dated June 29, 2023 (13)
4.1	Form of Certificate of Common Stock (14)
4.2	Description of Securities of the Company (15)
10.1	Form of Common Stock Purchase Warrant (16)
10.2*	Form of Non-Qualified Stock Option Agreement (16)
10.3*	TherapeuticsMD, Inc. 2019 Stock Incentive Plan (17)
10.4*	First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan (18)
10.5*	Amended and Restated 2012 Stock Incentive Plan (19)
10.6*	2009 Long Term Incentive Compensation Plan, as amended (20)
10.7*	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (21)
10.8	Form of Common Stock Purchase Warrant, dated February 24, 2012 (22)
10.9	Common Stock Purchase Warrant, issued to Plato & Associates, LLC, dated January 31, 2013 (23)
10.10	Form of Warrant to Purchase Common Stock, dated August 5, 2020 (24)
10.11	Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020, dated November 8, 2020 (25)

10.12	Second Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020 (26)
10.13	Warrant issued by the Company to Robert Finizio (26)
10.14	Amendment to Warrant issued by the Company to Robert Finizio (26)
10.15*	Warrant issued by the Company to John C.K. Milligan, IV (26)
10.16*	Amendment to Warrant issued by the Company to John C.K. Milligan, IV (26)
10.17	Subscription Agreement, dated August 5, 2020, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto (24)
10.18***	License Agreement, dated July 30, 2018, by and between TherapeuticsMD, Inc. and The Population Council, Inc. (27)
10.19***	Lease, dated October 5, 2018, by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc. (28)
10.20***	License and Supply Agreement, dated June 6, 2019, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited (29)
10.21*	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors (25)
10.22*	2022 Executive Retention and Performance Bonus Plan. (ERB-Plan) (30)
10.23	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated July 29, 2022 (11)
10.24	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TOA Talents, LLC, dated July 29, 2022 (11)
10.25	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated September 30, 2022 (31)
10.26	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated September 30, 2022 (31)
10.27	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated October 28, 2022 (32)
10.28	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated October 28, 2022 (32)
10.29***+	License Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022 (33)
10.30***+	Transaction Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022 (33)
10.31**	Amendment No. 1 to the License Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022 (15)
10.32	Amendment No. 1 to the Transaction Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022 (15)
10.33*	Amended and Restated Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (15)
10.34*	Amendment, effective October 15, 2021, to the Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (15)
10.35*	Amendment, dated February 21, 2023, to the Employment Agreement, dated as of December 18, 2018, as extended effective October 15, 2021, by and between TherapeuticsMD, Inc. and Marlan Walker (34)
10.36*†	Amendment, dated December 17, 2024, to the Employment Agreement, dated as of December 18, 2018, as extended effective February 21, 2023, by and between TherapeuticsMD, Inc. and Marlan Walker
10.37*	General Consulting and Services Agreement by and between TherapeuticsMD, Inc. and MCD Consulting Management Services, LLC, dated February 21, 2023 (34)
10.38	Subscription Agreement, dated May 1, 2023, between TherapeuticsMD, Inc. and Rubric Capital Management LP (35)
10.39*	Master Services Agreement, dated August 15, 2023, between TherapeuticsMD, Inc. and JZ Advisory Group (36)

19†	Insider Trading Policy
21.1†	Subsidiaries of the Company
23.1†	Consent of Berkowitz Pollack Brant
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1††	Section 1350 Certification of Chief Executive Officer
32.2††	Section 1350 Certification of Chief Financial Officer
97.1	TherapeuticsMD, Inc. Policy on Recoupment of Incentive Compensation (37)
101†	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part IV, Item 15(a), “Financial Statements and Financial Statements Schedules” of this Annual Report on Form 10-K
104†	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Indicates a contract with management or compensatory plan or arrangement.

**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Filed herewith.

††	Furnished herewith.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(5)	Filed as an exhibit to Form 8-K filed with the Commission on March 10, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(7)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2023 filed with the Commission on August 14, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(8)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(9)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).

(10)	Filed as an exhibit to Form 8-K filed with the Commission on June 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(11)	Filed as an exhibit to Form 8-K filed with the Commission on August 1, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(12)	Filed as an exhibit to Form 8-K filed with the Commission on May 9, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(13)	Filed as an exhibit to Form 8-K filed with the Commission on July 6, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(14)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).

(15)	Filed as an exhibit to Form 10-K for the year ended December 31, 2022 filed with the Commission on April 7, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(16)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(17)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).

(18)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on April 14, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(19)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(20)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).

(21)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 4, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(22)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(23)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).

(24)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(25)	Filed as an exhibit to Form 10-Q filed with the Commission on November 9, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(26)	Filed as an exhibit to Form 10-K for the year ended December 31, 2020 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(27)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).

(28)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(29)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(30)	Filed as an exhibit to Form 10-K for the year ended December 31, 2021, filed with the Commission on March 23, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(31)	Filed as an exhibit to Form 8-K filed with the Commission on October 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(32)	Filed as an exhibit to Form 8-K filed with the Commission on October 31, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(33)	Filed as an exhibit to Form 8-K filed with the Commission on December 5, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(34)	Filed as an exhibit to Form 8-K filed with the Commission on February 27, 2023 and incorporated herein by reference (SEC SEC File No. 001-00100).

(35)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 17, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(36)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 14, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(37)	Filed as an exhibit to Form 10-K for the year ended December 31, 2023 filed with the Commission on March 29, 2024 and incorporated herein by reference (SEC File No. 001-00100).

Item 16. Form 10-K summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2024 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2025.

THERAPEUTICSMD, INC.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2024 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2025.

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
Justin Roberts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TherapeuticsMD, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TherapeuticsMD, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Acquisition of Net Working Capital

As described further in Note 1 to the consolidated financial statements, the Company determined the acquisition of net working capital by Mayne Pharma, LLC in accordance with the Transaction Agreement. The Transaction Agreement included significant estimates, which are subject to change for a period of up to two years. The Company received financial claims from Mayne Pharma, LLC related to this agreement for amounts owed under the provisions of the Transaction Agreement related to distributor fees, rebates and returns of licensed products. The Company does not believe these claims are substantiated and thus, did not record an amount due to the licensee as of December 31, 2024. We identified the acquisition of net working capital as a critical audit matter. The principal consideration for our determination that the acquisition of net working capital pursuant to the provisions of the Transaction Agreement as a critical audit matter is due to the significant estimates and judgements required by management when determining the inputs and assumptions utilized in the development of the initial net working capital calculation included in the Transaction Agreement. The subjectivity of the estimates increases the level of estimation uncertainty, auditor judgement and level of effort required to evaluate management’s evidence supporting the projected final net working capital acquisition amount as it relates to the allowance for returns, rebates and distributor fees, including assumptions that no further liability will be incurred.

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

West Palm Beach, FL

March 27, 2025

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$5,059	$4,327
Royalty receivable, current portion	3,562	3,090
Prepaid and other current assets	3,638	4,035
Current assets of discontinued operations	—	344
Total current assets	12,259	11,796
License rights and other intangible assets, net	4,321	6,098
Right of use assets, net	6,102	6,873
Royalty receivable, long term	16,010	18,484
Other non-current assets	130	58
Total assets	$38,822	$43,309
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$258	$27
Accrued expenses and other current liabilities	2,127	3,133
Current liabilities of discontinued operations	2,781	3,694
Total current liabilities	5,166	6,854
Operating lease liabilities	5,542	6,532
Other non-current liabilities	744	636
Total liabilities	11,452	14,022
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value $0.001; 32,000 and 12,000 shares authorized, 11,532 and 11,532 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	979,181	978,917
Accumulated deficit	(951,822)	(949,641)
Total stockholders’ equity	27,370	29,287
Total liabilities and stockholders’ equity	$38,822	$43,309

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2024	2023
Revenue, net:
License and service revenue	$1,761	$1,302
Operating expenses:
Selling, general and administrative	4,744	8,903
Impairment of long-lived assets (Note 4)	1,268	—
Depreciation & amortization	509	922
Total operating expenses	6,521	9,825
Loss from operations	(4,760)	(8,523)
Other income (expense):
Miscellaneous income	2,417	781
Total other income	2,417	781
Loss from continuing operations before income taxes	(2,343)	(7,742)
Benefit for income taxes	31	43
Net loss from continuing operations	(2,312)	(7,699)
Income (loss) from discontinued operations, net of income taxes	131	(2,579)
Net loss	$(2,181)	$(10,278)
Loss per common share, basic:
Continuing operations	(0.20)	(0.74)
Discontinued operations, net	0.01	(0.25)
Net loss per common share, basic	$(0.19)	$(0.99)
Loss per common share, diluted:
Continuing operations	(0.20)	(0.74)
Discontinued operations, net	0.01	(0.25)
Net loss per common share, diluted	$(0.19)	$(0.99)
Weighted average common shares, basic	11,532	10,441
Weighted average common shares, diluted	11,532	10,441

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	9,498	$9	$974,497	$(939,363)	$35,143
Shares issued for vested restricted stock units	844	1	—	—	1
Share-based compensation	—	—	1,271	—	1,271
Shares issued for sale of common stock related to private placement sale	1,190	1	3,149	—	3,150
Net loss	—	—	—	(10,278)	(10,278)
Balance, December 31, 2023	11,532	11	978,917	(949,641)	29,287
Share-based compensation	—	—	264	—	264
Net loss	—	—	—	(2,181)	(2,181)
Balance, December 31, 2024	11,532	$11	$979,181	$(951,822)	$27,370

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,181)	$(10,278)
Less: Income (loss) from discontinued operations, net of tax	131	(2,579)
Net loss from continuing operations	(2,312)	(7,699)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	509	922
Impairment of long-lived assets (Note 4)	1,268	—
Share-based payment compensation costs	264	1,271
Other	(219)	(129)
Changes in operating assets and liabilities:
Prepaid and other current assets	397	1,999
Other assets	1,930	(1,126)
Accounts payable	231	(2,135)
Accrued expenses and other current liabilities	(1,006)	(15,713)
Other non-current liabilities	108	(471)
Total adjustments	3,482	(15,382)
Net cash provided by (used in) continuing operating activities	1,170	(23,081)
Cash flows from continuing financing activities:
Proceeds from sale of common stock, net of costs	—	3,151
Net cash provided by continuing financing activities	—	3,151
Discontinued operations:
Net cash used in operating activities	(438)	(25,060)
Net cash used in discontinued operations	(438)	(25,060)
Net increase (decrease) in cash	732	(44,990)
Cash and restricted cash - continuing operations, beginning of period	4,327	49,317
Total cash and restricted cash, end of period	$5,059	$4,327

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

TherapeuticsMD, Inc. (the “Company”), a Nevada corporation, and its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K (“10-K Report”) as “TherapeuticsMD,” “we,” “our” and “us.” This 10-K Report includes trademarks, trade names and service marks, such as TherapeuticsMD®, vitaMedMD®, BocaGreenMD® , IMVEXXY®, and BIJUVA®, which are protected under applicable intellectual property laws and are the property of, or licensed by or to, us. Solely for convenience, trademarks, trade names and service marks referred to in this 10-K Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in our consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 of our consolidated financial statements.

We also have license agreements with strategic partners to commercialize IMVEXXY and BIJUVA outside of the U.S.

●	In July 2018, we entered into a license and supply agreement (the “Knight License Agreement”) with Knight Therapeutics Inc. (“Knight”) pursuant to which we granted Knight an exclusive license to commercialize IMVEXXY and BIJUVA in Canada and Israel. Knight obtained regulatory approval for IMVEXXY and BIJUVA and began commercialization efforts in 2024.

●	In September 2019, we entered into an exclusive license and supply agreement (the “Theramex License Agreement”) with Theramex HQ UK Limited (“Theramex”) to commercialize IMVEXXY and BIJUVA outside of the U.S., excluding Canada and Israel. In 2021, Theramex secured regulatory approval for BIJUVA in certain European countries and began commercialization efforts in those countries.

●	In December 2024, we transferred the right to commercialize IMVEXXY and BIJUVA in Israel from Knight to Theramex.

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2023 and 2024, we employed one full-time employee primarily engaged in an executive position.

We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations. On August 15, 2023, we entered into a master services agreement with JZ Advisory Group, pursuant to which Joseph Ziegler serves as our Principal Financial and Accounting Officer.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate draw-downs at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw down, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no draw downs in 2024.

In February 2024, the Company received Mayne Pharma’s calculation of the net working capital allowances for payer rebates and wholesale distributor fees pursuant to the Transaction Agreement, which differed significantly from the Company’s estimate of the allowances. The Company continues to believe its estimated allowances for payer rebates and wholesale distributor fees are reasonable and intends to resolve this matter through the processes permitted in the Transaction Agreement. The outcome of this matter is uncertain at this point. As a result, the Company cannot reasonably estimate a range of loss, and accordingly, the Company has not accrued any additional liability associated with Mayne Pharma’s allowance calculation for payer rebates and wholesale distributor fees, particularly as the Company believes the outcome of this matter to be intertwined with the resolution of the net working capital allowance for returns.

In August 2024, the Company received information from Mayne Pharma pertaining to the net working capital allowance for returns that differs significantly from the Company’s estimate of the allowance. As of December 31, 2024, the Company believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

If Mayne Pharma’s sales of Licensed Products grow more slowly than expected or decline, including as a result of Mayne Pharma Group’s pending sale to Cosette Pharmaceuticals, Inc., if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if we are unsuccessful with future financings or the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

As part of the transformation and as a result of the Mayne Transaction, all results associated with former commercial operations have been reflected as discontinued operations in the consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in the consolidated balance sheet. Additional disclosures regarding discontinued operations are provided in Note 2 of these consolidated financial statements.

Certain amounts in the notes to the consolidated financial statements may not add due to rounding. Certain prior period amounts have been reclassified to conform to current-period presentation.

B. New accounting standards

Adoption of new accounting standards

As of December 2024, we have adopted Financial Accounting Standards Board (“FASB”) Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“Update 2023-07”). Accounting Standards Update 2023-07 applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in Update 2023-07 revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in Update 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. ASU 2024-03 is effective for our Annual Report on Form 10-K beginning in 2027 and subsequent interim reports. Early adoption is permitted. The ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. The Company is evaluating the impact of ASU 2024-03 on our financial reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company in its income tax disclosure included in its 2025 Annual Report on Form 10-K and will be applied on a prospective basis. However, retrospective application is permitted. Early adoption is also permitted. The Company is evaluating the impact of ASU 2023-09 on the Company’s income tax disclosures and on its consolidated financial statements.

C. Discontinued Operations

Discontinued operations comprise activities that were disposed of at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a business shift having a major effect on the Company’s operations and financial results according to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements. In 2022, we started classifying commercial activities as discontinued operations due to the cessation of these operations. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. As required by the terms of the Financing Agreement, dated as of April 24, 2019, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, the various lenders from time-to-time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, the proceeds from both transactions were used to fully repay our outstanding debt borrowings. As a result, interest expense and amortization of deferred financing costs as well as expense for accretion of Series A Preferred Stock and loss on extinguishment of debt are included within income (loss) from discontinued operations, net of tax. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets as of December 31, 2024 and 2023. For additional information, see Note 2 - Discontinued Operations.

D. Estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimated assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ, at times in material amounts, from these estimates under different assumptions or conditions.

E. Cash and Restricted Cash

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

Intangible assets subject to amortization, such as patents, are amortized over the useful life of the patent using the straight-line method. If the patent is not successfully granted, we write off any capitalized patent costs at that time. Intangible assets not subject to amortization, such as trademarks, are perpetual and have indefinite lives.

We review license rights and other intangible assets subject to amortization on a periodic basis to determine whether events and circumstances would indicate impairment or warrant a revision to their remaining useful lives. We assess other intangible assets not subject to amortization for potential impairment semi-annually during the second and fourth quarter of each year, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the intangible assets below their carrying value.

H. Segment reporting

We manage and operate as one business, which prior to December 2022 was focused on creating and commercializing products targeted exclusively for women and after we signed Mayne License Agreement, is focused on collecting royalties from licensing our products. Our business is led by our chief executive officer, who is our Chief Operating Decision Maker (“CODM”). We do not operate separate lines of business with respect to any of our products, and we do not prepare discrete financial information with respect to separate products. Accordingly, we view our business as one reportable operating segment.

I. Revenue recognition

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

On December 30, 2022, we granted an exclusive license to commercialize our prescription products and assigning the Company’s exclusive license to commercialize ANNOVERA to Mayne Pharma, which resulted in a business shift that had a major effect on our operations and financial results. As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods prior to the Closing Date. As of December 31, 2022, we are no longer directly engaged in the sale of prescription products.

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

Our royalty revenue in 2024 and 2023 primarily related to royalties provided for under the Mayne License Agreement based on Mayne Pharma’s sales of the licensed products subject to that agreement. Under the Mayne License Agreement, the Company is entitled to earn royalties on net sales of all of the Licensed Products at a royalty rate of (i) 8% on the first $80 million of net sales of the Licensed Products and (ii) 7.5% on net sales of all of the Licensed Products after the first $80 million of net sales. The royalty rate is subject to a 2% reduction upon the earlier to occur of (i) the expiration or revocation of the last valid claim covering a Licensed Product, and (ii) a generic product launch (a “LOE”). We are entitled to minimum annual royalties beginning with the year ending December 31, 2023 ($3 million annual minimum) and continuing with 3% annual increases through the year ending December 31, 2034 (the “Minimum Annual Royalty”). The total Minimum Annual Royalty we are entitled to is $42.6 million, and this total amount was allocated among the Licensed Products on the relative net present value of forecasted future product sales from those products. The portion allocated to consideration for the sale of ANNOVERA was attributed towards the gain on disposal of that asset. For the remaining portion allocated to the license grants for the other products, we determined that the minimum guarantee underlying the Minimum Annual Royalty should be treated as fixed consideration and recognized under ASC 606 at the point in time when the license was transferred. Since the Minimum Annual Royalty will be received in annual installments through 2034, we determined the transaction price allocated under ASC 606 contained a significant financing component, and we therefore determined the initial royalty revenue and corresponding receivable based on the present value of the allocated Minimum Annual Royalty. The present value was calculated using a discount rate of 10.45%, based on the credit characteristics of Mayne Pharma and the timing of future payments, and the value will be accreted to full value through the earlier of January 1, 2034, or a LOE. This royalty receivable is a contract asset as of December 31, 2023 and 2024, and is further subject to offset by Mayne Pharma (see J. Contract Assets and Liabilities below).

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

In 2024, we recorded BIJUVA license sales of $443 thousand made through the Theramex License Agreement, BIJUVA and IMVEXXY license sales of $195 thousand through the Knight License Agreement and $1,123 thousand pertaining to our licensed products with Mayne Pharma, which was recognized as license revenue. Additionally, we recognized $1,083 thousand in other income pertaining to royalty sales of ANNOVERA.

In 2023, we recorded BIJUVA license sales of $268 thousand made through the Theramex License Agreement and $1,003 thousand pertaining to our licensed products with Mayne Pharma, which was recognized as license revenue. Additionally, we recognized $490 thousand in other income pertaining to royalty sales of ANNOVERA.

J. Contract Assets and Liabilities

Contract assets totaling $19,572 thousand and $21,574 thousand as of December 31, 2024 and 2023, respectively, include royalties recognized from the Minimum Annual Royalty (see I. Revenue Recognition above).

K. Share-based payment awards

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

L. Income taxes

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

M. Earnings per common share

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

N. Leases

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

O. Loss Contingencies

In determining whether an accrual for a loss contingency is required, we first assess the likelihood of occurrence of the future event or events that will confirm the loss. When a loss is probable (the future event or events are likely to occur) and the amount of the loss can be reasonably estimated, the estimated loss is accrued. If the reasonable estimate of the loss is a range and an amount within the range appears to be a better estimate than any other amount within the range, that amount should be accrued. However, if no amount within the range is a better estimate, the minimum amount in the range should be accrued. When a loss is reasonably possible (the chance of the future event or events occurring is more than remote but less than likely), no accrual is recognized. See Note 7 for more information.

P. Restructuring charges

There were no restructuring costs incurred during the years ended December 31, 2024 and 2023.

At December 31, 2023, $2,459 thousand of restructuring costs were included in current liabilities of discontinued operations in the accompanying consolidated balance sheet.

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

Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our consolidated balance sheets as of December 31, 2024 and 2023.

As described in Note 1, the acquisition of net working capital by Mayne Pharma was determined in accordance with the Transaction Agreement and included significant estimates which could change materially for a period of up to two years following the Closing Date. Our estimate of net working capital at closing was determined in accordance with the Transaction Agreement which establishes the process for the determination of final net working capital. Refer to Note 7 for a further discussion of net working capital contingencies.

The following table presents results of discontinued operations (in thousands):

	Years ended December 31,
	2024	2023

Product revenue, net	$—	$(833)
General and administrative	64	481
Total operating expenses	64	481
Operating loss from discontinued operations	(64)	(1,314)
Loss on disposal of assets	—	(1,150)
Other Income (expense), net	195	(115)
Total other income (expense), net	195	(1,265)
Net income (loss) from discontinued operations	$131	$(2,579)

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued operations (in thousands):

	As of December 31,
	2024	2023
Assets:
Accounts receivable	$—	$344
Liabilities:
Accrued expenses and other current liabilities	$2,781	$3,694

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Insurance	$70	$253
Capitalized legal	2,334	2,334
Other	1,234	1,448
Prepaid and other current assets	$3,638	$4,035

4. Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$5,766	$2,058	$3,708	$6,818	$1,871	$4,947
Hormone therapy drug patents applied and pending approval	304	—	304	842	—	842
Intangible assets subject to amortization	6,070	2,058	4,012	7,660	1,871	5,789
Intangible assets not subject to amortization:
Trademarks/trade name rights	309	—	309	309	—	309
Intangible assets, net	$6,379	$2,058	$4,321	$7,969	$1,871	$6,098

We recorded, in continuing operations, amortization expense related to patents of $509.1 thousand for 2024 and $844.2 thousand for 2023, of which $483.5 thousand is accelerated amortization as a result of a review of our intangible assets.

The Company conducts regular reviews of the individual patents and portfolios. As a result of this review and also based on input from its licensing partners, in the three months ended June 30, 2024 the Company determined it had an indicator of impairment, as it had abandoned the legal right and title to a portion of its granted patent portfolio and had ceased pursuit of a portion of its pending patents based on input from its licensing partners. The Company recognized an impairment loss of $1,268 thousand related to those abandoned patents and applications, which is classified as an impairment of long-lived assets on the Company’s consolidated statements of operations for the twelve months ended December 31, 2024.  In the year ending December 31, 2023, we did not impair any of our hormone therapy drug patent assets.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2025	$384
2026	384
2027	384
2028	385
2029	384
Thereafter	1,787
Total	$3,708

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Payroll and related costs	$118	$762
Professional fees	288	489
Operating lease liabilities	1,633	1,473
Other accrued expenses and current liabilities	88	409
Accrued expenses and other current liabilities	$2,127	$3,133

We incurred no advertising costs in 2024 and 2023.

6. Debt

Interest and financing costs

Included in miscellaneous income in 2024 is $144.9 thousand of interest income and $9.5 thousand of interest expense.

Included in miscellaneous income in 2023 is $297.9 thousand of interest income and $166.6 thousand of interest expense.

7. Commitments and contingencies

Leases

In October 2018, we entered into a lease for executive, administrative, operations and sales offices in Boca Raton, Florida. The lease includes 62,748 rentable square feet, or the full premises, of which the lease on 7,561 square feet commenced in 2018 and the lease on 48,651 square feet commenced in August 2019, or the full premises commencement date. In June 2019, we entered into an agreement with the same lessors to lease additional 6,536 square feet of administrative office space in the same location, pursuant to an addendum to such lease, which commenced in May 2020. The lease will expire 11 years after the full premises commencement date, unless terminated earlier in accordance with the terms of the lease. We have the option to extend the term of the lease for two additional consecutive periods of five years. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised. The term of the lease includes escalating rent and free rent periods. We are also responsible for certain other operating costs under the lease, including electricity and utility expenses. As a result of shifting our business to become a license company and terminating our employees, we have sublet the majority of our headquarters and are in the process of subleasing the remainder. We anticipate that sublease income will approximate the amounts due under our existing leases, therefore no impairment of the right of use asset was recorded in 2024.

For 2024 and 2023, operating lease expense (including all variable costs) related to our real estate leases was $2,271 thousand and $2,259 thousand, respectively. In 2024 and 2023, our rental income on sublease of our three suites which were subleased was $1,361 thousand and $1,292 thousand, respectively.

As of December 31, 2024, our remaining lease payments were as follows (in thousands):

Year ending December 31,
2025	$1,513
2026	1,551
2027	1,590
2028	1,630
2029	1,671
Thereafter	993
Total undiscounted lease payments	8,948
Less: imputed interest	1,773
Present value of lease payments	$7,175

The following table sets forth supplemental balance sheet information related to leases (in thousands):

	As of December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$6,102	$6,873

Liabilities:
Operating lease liabilities current (included in accrued expenses and other current liabilities)	$1,633	$1,473
Operating lease liabilities, non-current	5,542	6,532
Total operating lease liabilities	$7,175	$8,005

The following table presents other information related to leases:

	As of December 31,
	2024	2023
Weighted average remaining term (years) - operating leases	5.7	6.7
Weighted average discount rate - operating leases	8.3%	8.3%
Cash paid for amounts included in the measurement of lease liabilities from operating lease (in thousands)	$1,477	$1,443
Right-of-use assets obtained in exchange for new operating lease obligations (non-cash in thousands)	$—	$—

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

The Company’s estimate of the allowance for payer rebates and wholesale distributor fees was determined in accordance with the Transaction Agreement which establishes the process for the determination of net working capital. In February 2024, the Company received Mayne Pharma’s calculation of the net working capital allowances for payer rebates and wholesale distributor fees which differed significantly from the Company’s estimate of the allowances. The Company and Mayne Pharma intend to resolve this matter through the dispute resolution process outlined in the Transaction Agreement. The outcome of this matter is uncertain at this point. As a result, the Company cannot reasonably estimate a range of loss, and accordingly, the Company has not accrued any additional liability associated with Mayne Pharma’s allowance calculation for payer rebates and wholesale distributor fees, particularly as the Company believes the outcome of this matter to be intertwined with the resolution of the net working capital allowance for returns.

In August 2024, the Company received information from Mayne Pharma pertaining to the net working capital allowance for returns that differs significantly from the Company’s estimate of the allowance. As of December 31, 2024, the Company believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which the Company disputes. As of December 31, 2024, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of December 31, 2024, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If Mayne Pharma is unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

In June 2024, Mayne Pharma received a Paragraph IV certification notice letter (the “Sun Notice Letter”) regarding an ANDA submitted to the FDA by Sun Pharma Inc. (“Sun Pharma”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the Sun Notice Letter, Sun Pharma alleges that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the Sun Notice Letter expire in 2032 or 2033. In July 2024, we and Mayne Pharma filed a complaint for patent infringement against Sun Pharma in the United States District Court for the District of New Jersey arising from Sun Pharma’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Sun Pharma’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Sun Pharma from infringing the IMVEXXY Patents.

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

Off-balance sheet arrangements

As of December 31, 2024 and 2023 we had no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023. As of December 31, 2024 and 2023, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations. In the aggregate, as of December 31, 2024, we have accrued severance liabilities for executive termination obligations of $17 thousand.

8. Stockholders’ Equity

Increase of authorized shares

On June 26, 2023, at our combined 2022 and 2023 Annual Meeting, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 12 million shares to 32 million shares.

Warrants

As of December 31, 2024, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2022 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2022	536	$13.10	2,427	9.3
Exercised	(435)	0.01	(2,720)
Expired	(2)	0.89
Balance, December 31, 2023	99	66.61	1,793	6.5
Expired	(1)	281.50	—	—
Balance, December 31, 2024	98	$63.33	$—	5.6

Share-based compensation payment plans

As of December 31, 2024, 56,530 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). As of December 31, 2024, 410,719 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2022 (in thousands, except weighed average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2022	172	$228.28	—	3.6	170	229.43	$—	3.6
Expired	(100)	206.15	—	—	(98)	—	—	—
As of December 31, 2023	72	258.55	—	3.0	72	258.46	—	3.0
Expired	(15)	217	—	—	(15)	—	—	—
As of December 31, 2024	57	$270.33	$—	2.8	57	270.20	$—	2.8

The following table summarizes the status of our RSUs and related transactions (in thousands, except weighed average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, as of December 31, 2022	57	$14.57	$318.63
Granted	163	4.82	—
Vested	(180)	6.83	—
Balance, as of December 31, 2023	40	9.67	89.60
Vested	(38)	9.11	—
Balance, as of December 31, 2024	2	$21.78	$1.49

The following table summarizes the status of our PSUs and related transactions for each for the following years (in thousands, except weighed average grant date fair value):

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, as of December 31, 2022	19	$52.15	$107.55
Vested	(7)	56.05	(10.72)
Unvested, as of December 31, 2023	12	49.36	27.3
Vested	(7)	60.50	16.16
Balance, as of December 31, 2024	5	$34.50	$4.47

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our employee stock purchase plan (“ESPP”) totaling $264.1 thousand for 2024 and $1,271.2 thousand for 2023.

As of December 31, 2024, we had $23.9 thousand of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP, which may be adjusted for future changes in forfeitures and is included as additional paid-in capital in the accompanying consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses.

The unrecognized compensation cost as of December 31, 2024 of $23.9 thousand is expected to be recognized as share-based payment award compensation over a weighted average period of 0.2 years.

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

In 2024, we recorded BIJUVA license sales of $443 thousand made through the Theramex License Agreement, BIJUVA and IMVEXXY license sales of $195 thousand through the Knight License Agreement and $1,123 thousand pertaining to our licensed products with Mayne Pharma, which was recognized as license revenue. Additionally, we recognized $1,083 thousand in other income pertaining to royalty sales of ANNOVERA.

In 2023, we recorded BIJUVA license sales of $268 thousand made through the Theramex License Agreement and $1,003 thousand pertaining to our licensed products with Mayne Pharma, which was recognized as license revenue. Additionally, we recognized $490 thousand in other income pertaining to royalty sales of ANNOVERA.

10. Income taxes

Our loss from continuing operations before income taxes is as follows (in thousands):

	Year Ending December 31,
	2024	2023
United States	$(2,343)	$(7,742)

For the year ended December 31, 2024 and 2023, there was no provision for income taxes in continuing and discontinued operations, current or deferred. For the year ended, December 31, 2024 and 2023, we recorded a benefit of 1.3% and 0.5%, respectively, in continuing operations.

As of December 31, 2024, we had a federal net operating loss (“NOL”) carryforward of $579.0 million, which is available to offset future taxable income. Approximately $22.7 million of the federal NOLs can be carried forward for 20 years and will begin to expire in 2035. The remaining $557 million can be carried forward indefinitely. In the event of future income, the NOL deduction arising from NOLs generated in taxable years beginning in 2021 will be limited to 80% of the excess taxable income. The Company experienced an ownership change pursuant to IRC Sec. 382 in 2022. As a result, our NOLs carryforward as of December 31, 2022 is limited.

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	2024		2023
Federal statutory tax rate	$(492)	21.0%	21.0%
State tax rate, net of federal tax benefit	(8,745)	373.3%	0.0%
Adjustment in valuation allowances	9,772	(417.1)%	286.4%
Excess stock benefits	566	(24.2)%	(31.8)%
Interest expense accretion	-	0.0%	(0.5)%
Permanent and other differences	(1,132)	48.3%	(274.6)%
Benefit for income taxes	$(31)	1.3%	0.5%

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss	$167,366	$158,040
Share-based payment compensation	2,222	3,339
Interest expense limitation	20,901	19,547
Gain on sale of ANNOVERA	(3,637)	(3,401)
Accrual for sales returns and coupons	670	288
R&D credit	186	186
Other, net	319	256
Deferred income tax asset	188,027	178,255
Valuation allowance	(188,027)	(178,255)
Deferred income tax assets, net	$—	$—

We believe that it is more likely than not that we will not generate sufficient future taxable income to realize a portion of tax benefits related to the deferred tax assets and as such, a valuation allowance has been established against a portion of the deferred tax assets as of both December 31, 2024 and 2023.

Since our first year of operations in 2011, we generated net operating losses, and our U.S. federal and state tax returns remain open to examination.

As of December 31, 2024 and 2023, we had no tax positions relating to open tax returns that were considered to be uncertain, and we had no unrecognized tax benefits.

11. Loss per common share

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Years Ending December 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(2,312)	$(7,699)
Net income (loss) from discontinued operations	131	(2,579)
Net loss	$(2,181)	$(10,278)
Denominator:
Weighted average common shares for basic income (loss) per common share	11,532	10,441
Effect of dilutive securities	—	—
Weighted average common shares for diluted income (loss) per common share	11,532	10,441

Income (loss) per common share, continuing operations
Basic	$(0.20)	$(0.74)
Diluted	$(0.20)	$(0.74)
Income (loss) per common share, discontinued operations
Basic	$0.01	$(0.25)
Diluted	$0.01	$(0.25)

Since we reported a net loss from continuing operations for 2024, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares are the same for 2024.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Stock options	57	72
RSUs	2	40
PSUs	5	14
Warrants	98	99
	162	225

12. Related parties

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director of our Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share. also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no draw downs in 2024.

13. Business concentrations

TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in our consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2.

For the year ended December 31, 2024, 100% of license revenue is related to Mayne Pharma, Theramex and Knight.

As of December 31, 2024, we had a royalty receivable of $3.6 million relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $16.0 million relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

14. Segment Reporting

The Company operates in one segment. Accordingly, the Company’s License and service revenue, Net loss, and Total assets reflect the revenue, loss, and assets of the Company’s single segment, respectively.

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM uses Net loss in assessing the performance and in determining the allocation of resources of the Company’s reportable segment. The CODM is regularly provided expense information consistent with the expense categories presented in the Company’s Consolidated Statements of Operations

The following tables present total revenue of the Company by geographic location.

	As of December 31,
	2024	2023
License and service revenue
United States	$1,123	$1,003
Non-U.S.	638	299
Total	$1,761	$1,302

15. Subsequent Events

None.