Form 10-K/A
period 2024-12-31
TherapeuticsMD, Inc.
filed 2025-04-30
CIK 25743

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

As of April 18, 2025, there were outstanding 11,574,362 shares of the registrant’s common stock, par value $0.001 per share.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Berkowitz Pollack Brant, Advisors + CPAs	West Palm Beach, FL	52

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Form 10-K/A, is being filed by TherapeuticsMD, Inc., or the Company, in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which information was omitted from the Company’s Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), in reliance on Instruction G to Form 10-K. The Original Form 10-K was filed with the Securities and Exchange Commission, or SEC, on March 27, 2025.

The Company does not expect to file its definitive proxy statement for its upcoming annual stockholders’ meeting within one hundred twenty (120) days of the end of its most recent fiscal year (as required under Instruction G to Form 10-K). Therefore, the Company is filing this Form 10-K/A in order to include information that would have been contained in the definitive proxy statement into the Original Form 10-K. The Company is also filing as exhibits to this Form 10-K/A new certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not filing new certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this Form 10-K/A. Finally, the Company is filing this Form 10-K/A to delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of its definitive proxy statement into Part III of the Original Form 10-K.

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

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information regarding the current directors of the Company.

Name	Age	Position
Tommy G. Thompson	82	Chairman of the Board (2)
Cooper C. Collins	45	Director (1)(2)
Gail K. Naughton, Ph.D.	69	Director (1)
Justin H. Roberts	42	Director (1)(2)

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

TOMMY G. THOMPSON Chairman of the Board Director Since: 2012 Age: 82 Committee: Audit

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

COOPER C. COLLINS Director Since: 2012 Age: 45 Committees: Audit Compensation

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

GAIL K. NAUGHTON, PH.D. Director Since: 2020 Age: 69 Committee: Compensation

Biographical Information

Gail K. Naughton, Ph.D. has served as a director of our company since March 2020. Dr. Naughton has served as the Chief Scientific Officer and Chief Business Development Officer of Histogen, a company she founded which is focused on the development of novel solutions based on the products of cells grown under simulated embryonic conditions, since April 2017. Dr. Naughton served as the Chairman and Chief Executive Officer of Histogen from June 2007 until April 2017. Prior to Histogen, Dr. Naughton was the Vice Chairman of Advanced Tissue Sciences, Inc., a human-based tissue engineering company, from March 2002 to October 2002, President from August 2000 to March 2002, President and Chief Operating Officer from 1995 to 2000 and Executive Vice President, Chief Operating Officer from 1991 to 1995. Dr. Naughton also served as Dean of the College of Business Administration at San Diego State University from August 2002 to June 2011. She has spent over 30 years extensively researching the tissue engineering process, holds over 105 U.S. and foreign patents, and has founded two regenerative medicine companies. Dr. Naughton has brought several tissue engineered products to market including a product for severe burns (TransCyte), a dermal replacement for diabetic ulcers (Dermagraft), an aesthetic dermal filler (Cosmederm/Cosmeplast), and SkinMedica’s TNS product for skin care. Dr. Naughton has been extensively published and a frequent speaker in the field of tissue engineering. In 2000, Dr. Naughton received the 27th Annual National Inventor of the Year award by the Intellectual Property Owners Association in honor of her pioneering work in the field of tissue engineering. Dr. Naughton previously served as a member of several public company boards of directors since 1988, including Cytori Therapeutics, Inc. [NASDAQ: CYTX] from July 2014 until January 2018 and CEL-SCI Corporation [NYSE American: CVM] from August 2022 until April 2024.

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

JUSTIN ROBERTS Director Since: 2022 Age: 42 Committees: Audit Compensation

Biographical Information

Mr. Roberts is a Partner at Rubric Capital Management LP, a role he has held since the formation of the company in 2016. He currently serves as a Non-Executive Director of Mereo BioPharma Group plc [NASDAQ: MREO]. Before Rubric he spent seven years at Point72 Asset Management. Mr. Roberts has also held roles at ZS Associates, Moore Capital Management, and began his career at Lehman Brothers as an investment banker in their M&A practice.

Key Qualifications and Experience

We believe Mr. Roberts’ extensive executive experience, his finance background, and his service on other public company boards and committees, provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Roberts graduated with honors from Johns Hopkins University.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Marlan D. Walker	50	Chief Executive Officer
Joseph Ziegler	51	Principal Financial and Accounting Officer

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

Joseph Ziegler has served as Principal Financial and Accounting Officer of our company since August 2023 and has served as founder and chief executive officer of JZ Advisory Group, a consulting company largely focused on providing fractional CFO and outsourced accounting services to middle-market and entrepreneurial businesses, since January 2022. He previously served as the Chief Financial Officer of DAS Health, a private equity owned provider of IT Services to healthcare providers, from April 2021 to December 2021 and as the Chief Financial Officer of Encompass Onsite, a provider of end-to-end property solutions, from November 2018 to February 2021. Prior to joining Encompass, he held multiple roles as a CFO in the healthcare industry, including private equity backed specialty pharmacy Biomatrix and Novis Pharmaceuticals. Mr. Ziegler served as a director of Progressive Care Inc. from December 2021 until December 2024. He earned his B.S. in Finance and an M.B.A. from Florida Atlantic University.

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

Given the relatively small size of our Board of Directors and the desire to involve the entire Board of Directors in nominating decisions, we have elected to no longer have a separate Nominating Committee. Since we do not have a Nominating Committee, our independent directors, who currently constitute all of the Board of Directors, determine the director nominees. Our Board of Directors may employ a variety of methods for identifying and evaluating director nominees. If vacancies are anticipated or arise, our Board of Directors considers various potential candidates who may come to their attention through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated by our Board of Directors at any time during the year.

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

Director Attributes

We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience and leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our company. We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis prohibited by law. The assessment of directors is made in the context of the perceived needs of our Board of Directors from time to time.

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

Insider Trading Policy

We have adopted an insider trading policy that governs transactions in our securities by our directors, officers, employees and their respective family members and affiliates that that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. In addition, it is our policy to comply with Federal securities laws and applicable stock exchange listing standards regarding trading in our own securities.

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

Board and Committee Meetings

Our Board of Directors held a total of seven meetings during the fiscal year ended December 31, 2024. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which such director was a member.

During the fiscal year ended December 31, 2024, the Audit Committee held five meetings and the Compensation Committee held zero meetings.

Annual Meeting Attendance

We encourage our directors to attend each annual meeting of stockholders. Two of our directors virtually attended the 2024 annual meeting of stockholders.

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

For 2024, our NEOs were:

●	Marlan Walker, CEO

●	Joseph Ziegler, Principal Financial and Accounting Officer

As of December 31, 2024, we employed one full-time employee primarily engaged in an executive position- Mr. Marlan Walker, our Chief Executive Officer. Mr. Ziegler serves as our Principal Financial and Accounting Officer pursuant to a master services agreement (the “Master Services Agreement”) with JZ Advisory Group (“JZ Advisory”). See “Ziegler Master Services Agreement” below.

Fiscal Year 2024 Summary Compensation Table

The following table lists the compensation of our NEOs for the years provided. The following information includes the dollar value of salaries, bonus awards, the number of awards granted, non-equity incentive plan compensation, and certain other compensation, if any.

Name and Principal Position	Year	Salary		Bonus ($)		Stock Awards(1) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Total ($)
Marlan D. Walker	2024	500,000		-		-		-	250,000	9,174	(6)	759,174
Chief Executive Officer	2023	476,462		176,535	(4)	358,400	(5)	-	-	8,420	(6)	1,019,817
Joseph Ziegler(3)	2024	120,000	(7)	-		-		-	-	-		120,000
Principal Financial and Accounting Officer	2023	52,900	(7)	-		30,000	(8)	-	-	-		82,900

(1)	Represents the grant date fair value of restricted stock units (RSUs) and performance restricted stock units (PSUs) granted. The number of PSUs represents the maximum number of PSUs that may vest. The actual number of PSUs that will vest will depend on the Company’s achievement of certain performance goals.

(2)	Amounts in this column represent the amounts earned and payable under our annual performance-targeted incentive plan, which were earned and payable during the indicated fiscal year but portions of which may not have been paid until after the end of indicated fiscal year.

(3)	On August 17, 2023, Mr. Ziegler began serving as Principal Financial and Accounting Officer of the Company.

(4)	Amounts represent retention bonuses.

(5)	For 2023, the amount represents 70,000 RSUs with a grant date fair value of $358,400.

(6)	Other compensation paid was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.

(7)	The amounts represent the fixed fee paid to JZ Advisory in accordance with the Master Services Agreement.

(8)	For 2023, the amount represents 7,500 RSUs with a grant date fair value of $30,000.

Outstanding Equity Awards at Fiscal Year-End 2024

The following tables set forth information with respect to outstanding equity-based awards held by our NEOs at December 31, 2024.

Option Awards
		Number of Securities Underlying Unexercised Options		Option
Name	Equity Award Date	Exercisable (#)	Unexercisable (#)	Exercise Price ($)	Option Expiration Date
Marlan D. Walker	07/30/2019	4,000	-	109.00	07/30/2029
Joseph Ziegler	-	-	-	-	-

		Stock Awards
					Equity Incentive Plan Awards
Name	Equity Award Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Marlan D. Walker	3/23/2022	1,733	(2)	1,490	-	-
	3/31/2022	5,200	(3)	4,472
Joseph Ziegler	-	-		-	-	-

(1)	The amounts in this column are based on the closing price of our common stock on December 31, 2024 of $0.86.

(2)	The amount reflects 1,733 RSUs that vested on March 23, 2025.

(3)	The amount reflects 5,200 PSUs that vested on April 5, 2025.

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

Employment Agreement

Marlan D. Walker has an amended and restated employment agreement (as amended, the “Walker Employment Agreement”), with the Company that commenced on December 18, 2018, and was amended effective October 15, 2021, December 30, 2022, February 21, 2023 and December 17, 2024. The Walker Employment Agreement provides that we will continue to employ Mr. Walker, and Mr. Walker will continue to serve the Company, unless sooner terminated pursuant to the terms of the Walker Employment Agreement.

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

Conditions of termination call for (i) termination immediately upon death, (ii) termination upon a disability in which Mr. Walker is unable to perform his duties for more than six (6) consecutive months, (iii) voluntary termination without good reason by Mr. Walker with prior notice, (iv) involuntary termination by our Company without good cause, (v) termination for good cause, and (vi) termination for good reason wherein Mr. Walker will have ninety (90) days from the date of occurrence of a condition giving rise to good reason to provide a notice of termination of his employment with the Company, which will be effective thirty-one (31) days after we receive notice and the criteria remains uncorrected.

Ziegler Master Services Agreement

We entered into the Master Services Agreement with JZ Advisory that commenced on August 15, 2023, pursuant to which, among other things, JZ Advisory will serve as an independent consultant for the purpose of providing the Company with certain support services, including the services of Mr. Ziegler as the Company’s Principal Financial Officer.

The Company agreed to pay JZ Advisory $10,000 a month for the services provided under the Master Services Agreement during the third quarter of 2023, which monthly rate will continue until the parties negotiate a future retainer amount. Mr. Ziegler was also granted 7,500 restricted stock units, which vested on August 17, 2024.

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

Termination or Resignation in Connection with a Change in Control

In the event of termination of Mr. Walker’s employment without “good cause” or resignation by the executive for “good reason” in the twelve (12) months following a change in control, Mr. Walker would be entitled to, subject to his signing and not revoking a full and complete release of all claims against the Company and its affiliates, (i) the sum of his salary, payable on a biweekly basis ratably over eighteen (18) months, and one and one half times (1.5x) his target annual incentive compensation for the fiscal year in which such termination of employment occurs, (ii) payment for any annual short-term incentive compensation earned for the calendar year immediately preceding the calendar year of such termination, (iii) unpaid accrued base salary and unused vacation pay through the termination date, and (iv) amounts accrued but unpaid at the time of termination. Furthermore, the above obligations of the Company are subject to the executive complying with a non-solicitation agreement of employees and customers, and a non-competition agreement.

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

Termination by the Executive Without Good Reason

The table below reflects the amount of compensation to Marlan Walker, the only NEO currently employed by the Company, assuming termination of such executive’s employment without cause or for good reason or following a change in control of our company on December 31, 2024. Other than as set forth below, no amounts will be paid to our NEOs in the event of termination.

Marlan Walker

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control) ($)		Termination Without Good Cause or with Good Reason Following a Change in Control ($)		Termination by Reason of Death or Disability ($)
Cash severance	1,178,362	(1)	1,176,575	(2)	250,000	(3)
Equity awards(4)	5,962		5,962		5,962

(1)	Consists of payments due to executive for (i) eighteen (18) months of his then current salary, (ii) 150% target annual incentive compensation, (iii) health and welfare benefits for twenty-four (24) months, (iv) unused PTO, and (v) any annual short-term incentive compensation earned from the prior year that had not yet been paid by the Company.

(2)	Consists of payments due to executive for (i) eighteen (18) months of his then current salary, (ii) 150% target annual incentive compensation, (iii) unused PTO, and (iv) any annual short-term incentive compensation earned from the prior year that had not yet been paid by the Company.

(3)	Represents full annual incentive compensation that would be prorated based on termination date.

(4)	Represents the value of unvested equity awards that would become fully vested. The value is calculated by multiplying the number of shares underlying each accelerated award by the per share closing price of the common stock on December 31, 2024.

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

DIRECTOR COMPENSATION

We compensate our non-employee directors with a combination of cash and equity. Our Board of Directors receives the following cash compensation for their service: each director receives an annual cash retainer of $57,500; the chairperson of the Board receives an additional $22,500 annual cash retainer; the chairperson of our Audit Committee receives an annual cash retainer of $30,000 and the other members of the Audit Committee receive an annual cash retainer of $15,000; the chairperson of the Compensation Committee receives an annual cash retainer of $20,000 and the other members of the Compensation Committee receive an annual cash retainer of $12,000; and the chairperson of each of our other committees receives an annual cash retainer of $12,500 and the other members receive an annual cash retainer of $7,500. We also reimburse our directors for reasonable expenses related to attendance at Board of Directors and committee meetings. No directors were granted equity awards during 2024. We do not pay our directors per meeting fees.

The following table and accompanying footnotes detail compensation paid to our directors for services rendered for the year ended December 31, 2024. Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, but he has elected not to receive any compensation for his service as a non-employee director at this time.

Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)	All Other Compensation ($)	Total ($)
Tommy G. Thompson	101,758	(2)	-	-	101,758
Cooper C. Collins	99,500		-	-	99,500
Gail Naughton, Ph.D.	77,500		-	-	77,500
Justin Roberts	-		-	-	-

(1)	As of December 31, 2024, each of the directors listed in the “Director Compensation” table had the following awards outstanding:

Name	Option Awards (#)	Stock Awards (#)
Tommy G. Thompson	7,250	8,500
Cooper C. Collins	5,000	8,500
Gail Naughton, Ph.D.	-	8,500
Justin Roberts	-	-

The stock awards listed above include 8,500 restricted stock units that were vested but not settled as of December 31, 2024, for each of Mr. Thompson, Mr. Collins and Dr. Naughton, respectively.

(2)	Reflects proration of Executive Chairman retainer for the portion of 2024 that Mr. Thompson served as Executive Chairman.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND OFFICERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 18, 2025, by the following:

●	each of our directors and named executive officers;

●	all of our directors and executive officers as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within sixty (60) days of April 18, 2025. Shares issuable pursuant to stock options, warrants, and convertible securities are deemed outstanding for computing the percentage of the person holding such options, warrants, or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o TherapeuticsMD, Inc., 951 Yamato Road, Suite 220, Boca Raton, Florida 33431.

	Shares Beneficially Owned
Name of Beneficial Owners	Number	Percent(1)
Executive Officers and Directors:
Marlan D. Walker(2)	84,572	*
Tommy G. Thompson(3)	36,362	*
Cooper C. Collins(4)	65,516	*
Gail K. Naughton, Ph.D.(5)	8,500	*
Justin Roberts	-	-
Joseph Ziegler(6)	7,500	*
All executives and directors as a group (6 persons)	202,450	1.7%
5% Stockholders:
Rubric Capital Management LP(7)	2,946,908	25.5%
Clearline Capital LP(8)	635,222	5.5%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Based on 11,574,362 shares outstanding as of April 18, 2025.

(2)	Includes (i) 73,639 shares held by Mr. Walker directly, (ii) 1,733 shares issuable to Mr. Walker underlying vested but unsettled restricted stock units, (iii) 5,200 shares issuable to Mr. Walker underlying vested but unsettled performance stock units and (iv) 4,000 shares issuable to Mr. Walker upon the exercise of vested stock options.

(3)	Includes (i) 14,312 shares held by Thompson Family Investments, LLC, an entity solely owned by Thompson Family Holdings, LLC, an entity solely owned by Mr. Thompson, (ii) 14,779 shares held by Mr. Thompson directly, (iii) 21 shares held indirectly by Thompson Family Holdings, LLC and (iv) 7,250 shares issuable to Mr. Thompson upon the exercise of vested stock options.

(4)	Includes (i) 60,516 shares held by Mr. Collins directly and (ii) 5,000 shares issuable to Mr. Collins upon the exercise of vested stock options.

(5)	Includes 8,500 shares held by Dr. Naughton directly.

(6)	Includes 7,500 shares held by Mr. Ziegler directly.

(7)	Based solely on the Form 4 filed with the SEC by Rubric Capital Management LP on November 17, 2023. The address of Rubric Capital Management LP is 155 East 44th Street, Suite 1630, New York, NY 10017.

(8)	Based solely on a Schedule 13G filed with the SEC by Clearline Capital LP on February 12, 2025. Clearline Capital LP has shared voting and shared dispositive power over 635,222 shares. The address of Clearline Capital LP is 950 Third Avenue, 23rd Floor, New York, NY 10022.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2024, the following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders, which plans do not provide for the issuance of warrants or other rights.

	(a) Number of Securities to be Issued Upon			(b)	(c) Number of Securities Remaining Available For Future Issuance Under Equity
Plan Name	Exercise of Outstanding Options (#)	Vesting and Settlement of Restricted Stock Units (“RSUs”) (#)	Vesting and Settlement of Performance Stock Units (“PSUs”) (#)	Weighted- Average Exercise Price of Outstanding Options ($)	Compensation Plans (Excluding Securities Reflected in Columns (a)) (#)
Equity Compensation Plans Approved by Stockholders
2019 Plan	19,820	1,733	5,200	120.71	411,000
2012 Plan	7,300	-	-	309.77	-
2009 Plan	29,410	-	-	361.37	-
Equity Compensation Plans Not Approved by Stockholders
None	-	-	-	-	-

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

Related Party Transactions

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2023, to which we were a party or will be a party, in which:

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

Independence

See Item 10 - Directors, Executive Officers and Corporate Governance above for a discussion on director independence.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to our company for the fiscal year ended December 31, 2024 and 2023 by Berkowitz Pollack Brant, Advisors + CPAs were as follows:

	2024 ($)	2023 ($)
Audit fees	201,345	186,575
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	201,345	186,575

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

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated July 6, 2009, among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	Agreement and Plan of Reorganization, dated June 11, 2010, among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization, dated October 25, 2007 (3)
2.4	Agreement and Plan of Merger, dated July 18, 2011, among vitaMedMD, LLC, AMHN, Inc., and vitaMed Acquisition, LLC(4)
2.5***+	Stock Purchase Agreement, dated March 6, 2022, by and between TherapeuticsMD, Inc. and GoodRx, Inc. (5)
3.1	Articles of Conversion of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (6)
3.2	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (6)
3.3	Composite Amended and Restated Articles of Incorporation of the Company, as amended (7)
3.4	Bylaws of the AMHN, Inc. (8)
3.5	First Amendment to Bylaws of the Company, dated December 17, 2015 (9)
3.6	Second Amendment to Bylaws of the Company, adopted May 27, 2022 (10)
3.7	Third Amendment to Bylaws of the Company, dated July 29, 2022 (11)
3.8	Certificate of Change to Articles of Incorporation of the Company (12)
3.9	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (11)
3.10	Fourth Amendment to Bylaws of the Company, dated June 29, 2023 (13)
4.1	Form of Certificate of Common Stock (14)
4.2	Description of Securities of the Company (15)
10.1	Form of Common Stock Purchase Warrant (16)
10.2*	Form of Non-Qualified Stock Option Agreement (16)
10.3*	TherapeuticsMD, Inc. 2019 Stock Incentive Plan (17)
10.4*	First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan (18)
10.5*	Amended and Restated 2012 Stock Incentive Plan (19)
10.6*	2009 Long Term Incentive Compensation Plan, as amended (20)
10.7*	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (21)
10.8	Form of Common Stock Purchase Warrant, dated February 24, 2012 (22)
10.9	Common Stock Purchase Warrant, issued to Plato & Associates, LLC, dated January 31, 2013 (23)
10.10	Form of Warrant to Purchase Common Stock, dated August 5, 2020 (24)
10.11	Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020, dated November 8, 2020 (25)

10.12	Second Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020 (26)
10.13	Warrant issued by the Company to Robert Finizio (26)
10.14	Amendment to Warrant issued by the Company to Robert Finizio (26)
10.15*	Warrant issued by the Company to John C.K. Milligan, IV (26)
10.16*	Amendment to Warrant issued by the Company to John C.K. Milligan, IV (26)
10.17	Subscription Agreement, dated August 5, 2020, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto (24)
10.18***	License Agreement, dated July 30, 2018, by and between TherapeuticsMD, Inc. and The Population Council, Inc. (27)
10.19***	Lease, dated October 5, 2018, by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc. (28)
10.20***	License and Supply Agreement, dated June 6, 2019, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited (29)
10.21*	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors (25)
10.22*	2022 Executive Retention and Performance Bonus Plan. (ERB-Plan) (30)
10.23	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated July 29, 2022 (11)
10.24	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TOA Talents, LLC, dated July 29, 2022 (11)
10.25	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated September 30, 2022 (31)
10.26	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated September 30, 2022 (31)
10.27	Subscription Agreement between TherapeuticsMD, Inc. and Rubric Capital Management LP, dated October 28, 2022 (32)
10.28	Subscription Agreement by and among TherapeuticsMD, Inc., Sixth Street Specialty Lending, Inc., TOP IV Talents, LLC and TAO Talents, LLC, dated October 28, 2022 (32)
10.29***+	License Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022 (33)
10.30***+	Transaction Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022 (33)
10.31**	Amendment No. 1 to the License Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022 (15)
10.32	Amendment No. 1 to the Transaction Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022 (15)
10.33*	Amended and Restated Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (15)
10.34*	Amendment, effective October 15, 2021, to the Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (15)
10.35*	Amendment, dated February 21, 2023, to the Employment Agreement, dated as of December 18, 2018, as extended effective October 15, 2021, by and between TherapeuticsMD, Inc. and Marlan Walker (34)
10.36*	Amendment, dated December 17, 2024, to the Employment Agreement, dated as of December 18, 2018, as extended effective February 21, 2023, by and between TherapeuticsMD, Inc. and Marlan Walker (38)
10.37*	General Consulting and Services Agreement by and between TherapeuticsMD, Inc. and MCD Consulting Management Services, LLC, dated February 21, 2023 (34)
10.38	Subscription Agreement, dated May 1, 2023, between TherapeuticsMD, Inc. and Rubric Capital Management LP (35)
10.39*	Master Services Agreement, dated August 15, 2023, between TherapeuticsMD, Inc. and JZ Advisory Group (36)

19	Insider Trading Policy (38)
21.1	Subsidiaries of the Company (38)
23.1	Consent of Berkowitz Pollack Brant (38)
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1	Section 1350 Certification of Chief Executive Officer (38)
32.2	Section 1350 Certification of Chief Financial Officer (38)
97.1	TherapeuticsMD, Inc. Policy on Recoupment of Incentive Compensation (37)
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part IV, Item 15(a), “Financial Statements and Financial Statements Schedules” of this Annual Report on Form 10-K
104†	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Indicates a contract with management or compensatory plan or arrangement.

**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Filed herewith.

††	Furnished herewith.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(5)	Filed as an exhibit to Form 8-K filed with the Commission on March 10, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(7)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2023 filed with the Commission on August 14, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(8)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(9)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).

(10)	Filed as an exhibit to Form 8-K filed with the Commission on June 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(11)	Filed as an exhibit to Form 8-K filed with the Commission on August 1, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(12)	Filed as an exhibit to Form 8-K filed with the Commission on May 9, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(13)	Filed as an exhibit to Form 8-K filed with the Commission on July 6, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(14)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).

(15)	Filed as an exhibit to Form 10-K for the year ended December 31, 2022 filed with the Commission on April 7, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(16)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(17)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).

(18)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on April 14, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(19)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(20)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).

(21)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 4, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(22)	Filed as an exhibit to Form 8-K filed with the Commission on February 24, 2012 and incorporated herein by reference (SEC File No. 000-16731).

(23)	Filed as an exhibit to Form 8-K filed with the Commission on February 6, 2013 and incorporated herein by reference (SEC File No. 000-16731).

(24)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(25)	Filed as an exhibit to Form 10-Q filed with the Commission on November 9, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(26)	Filed as an exhibit to Form 10-K for the year ended December 31, 2020 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(27)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).

(28)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(29)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(30)	Filed as an exhibit to Form 10-K for the year ended December 31, 2021, filed with the Commission on March 23, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(31)	Filed as an exhibit to Form 8-K filed with the Commission on October 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(32)	Filed as an exhibit to Form 8-K filed with the Commission on October 31, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(33)	Filed as an exhibit to Form 8-K filed with the Commission on December 5, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(34)	Filed as an exhibit to Form 8-K filed with the Commission on February 27, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(35)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 17, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(36)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 14, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(37)	Filed as an exhibit to Form 10-K for the year ended December 31, 2023 filed with the Commission on March 29, 2024 and incorporated herein by reference (SEC File No. 001-00100).

(38)	Filed as an exhibit to Form 10-K for the year ended December 31, 2024 filed with the Commission on March 27, 2025 and incorporated herein by reference (SEC File No. 001-00100).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2025.

THERAPEUTICSMD, INC.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer