Form 10-Q
period 2025-03-31
TherapeuticsMD, Inc.
filed 2025-05-13
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 11, 2025, there were 11,574,362 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

Part I - Financial Information

Item 1. Financial statements

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,745	$5,059
Royalty receivable, current portion	2,996	3,562
Prepaid and other current assets	3,771	3,638
Total current assets	12,512	12,259
License rights and other intangible assets, net	4,138	4,321
Right of use assets	5,948	6,102
Royalty receivable, long term	15,427	16,010
Other non-current assets	211	130
Total assets	$38,236	$38,822
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$176	$258
Accrued expenses and other current liabilities	1,780	2,127
Current liabilities of discontinued operations	2,785	2,781
Total current liabilities	4,741	5,166
Operating lease liabilities	5,960	5,542
Other non-current liabilities	795	744
Total liabilities	11,496	11,452
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.001; 32,000 shares authorized, 11,574 and 11,532 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	979,204	979,181
Accumulated deficit	(952,475)	(951,822)
Total stockholders’ equity	26,740	27,370
Total liabilities and stockholders’ equity	$38,236	$38,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue, net:
License revenue	$393	$313
Operating expenses:
Selling, general and administrative	1,081	1,322
Write-off of patents and trademarks	88	—
Depreciation & amortization	95	133
Total operating expenses	1,264	1,455
Loss from operations	(871)	(1,142)
Other income (expense):
Interest expense and other financing costs	(2)	—
Miscellaneous income	205	333
Total other income, net	203	333
Loss from continuing operations before income taxes	(668)	(809)
Income tax benefit	32	—
Loss from continuing operations, net of income taxes	(636)	(809)
(Loss) income from discontinued operations, net of income taxes	(17)	75
Net loss	$(653)	$(734)
Loss per common share, basic and diluted:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations, net	(0.00)	0.01
Net loss per common share, basic and diluted	$(0.06)	$(0.06)

Weighted average common shares, basic	11,552	11,532
Weighted average common shares, diluted	11,552	11,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - in thousands)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	11,532	$11	$979,181	$(951,822)	$27,370
Share-based compensation	42	—	23	—	23
Net loss	—	—	—	(653)	(653)
Balance, March 31, 2025	11,574	$11	$979,204	$(952,475)	$26,740

Three Months Ended March 31, 2024

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	11,532	$11	$978,917	$(949,641)	$29,287
Share-based compensation	—	—	111	—	111
Net loss	—	—	—	(734)	(734)
Balance, March 31, 2024	11,532	$11	$979,028	$(950,375)	$28,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(653)	$(734)
Less: (loss) income from discontinued operations, net of income taxes	(17)	75
Net loss from continuing operations	(636)	(809)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	95	133
Write-off of patents and trademarks	88	—
Share-based compensation	23	111
Other	154	186
Changes in operating assets and liabilities:
Other assets	502	629
Prepaid and other current assets	433	34
Accounts payable	(82)	112
Accrued expenses and other current liabilities	274	(413)
Lease liabilities	(203)	(213)
Other non-current liabilities	51	1
Total adjustments	1,335	580
Net cash provided by (used in) continuing operating activities	699	(229)
Discontinued operations:
Net cash (used in) provided by operating activities	(13)	240
Net cash (used in) provided by discontinued operations	(13)	240
Net increase in cash	686	11
Cash and cash equivalents - continuing operations, beginning of period	5,059	4,327
Total cash and cash equivalents, end of period	$5,745	$4,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

TherapeuticsMD, Inc. (the “Company”), a Nevada corporation, and its condensed consolidated subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “TherapeuticsMD,” “we,” “our” and “us.” This 10-Q Report includes trademarks, trade names and service marks, such as TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, IMVEXXY®, and BIJUVA®, which are protected under applicable intellectual property laws and are the property of, or licensed by or to, us. Solely for convenience, trademarks, trade names and service marks referred to in this 10-Q Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in our condensed consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 of our condensed consolidated financial statements.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate drawdowns at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first quarter of 2025 and 2024.

In February 2024, the Company received Mayne Pharma’s calculation of the net working capital allowances for payer rebates and wholesale distributor fees pursuant to the Transaction Agreement, which differed significantly from the Company’s estimate of the allowances. The Company continues to believe its estimated allowances for payer rebates and wholesale distributor fees are reasonable. In August 2024 and in February 2025, the Company also received information from Mayne Pharma pertaining to the net working capital allowance for returns that differs significantly from the Company’s estimate of the allowance.

On April 8, 2025, the Company filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto.

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

As of March 31, 2025, the Company also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which the Company disputes. As of March 31, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

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

Basis of presentation

We prepared the condensed consolidated financial statements included in this 10-Q Report following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements can be condensed or omitted. However, except as disclosed herein, there has been no material change in the information disclosed in the notes included in our 2024 Annual Report on Form 10-K (the “2024 10-K Report”).

As part of the transformation as a result of the Mayne Transaction, all results associated with former commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 of the condensed consolidated financial statements.

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair presentation of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2024 10-K Report. Certain amounts in the consolidated financial statements and accompanying notes may not add due to rounding, and all percentages have been calculated using unrounded amounts. Certain prior period amounts have been reclassified to conform to current-period presentation.

New accounting standards

Adoption of new accounting standards

As of December 2024, we have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“Update 2023-07”). ASU 2023-07 applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in ASU 2023-07 revise reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. ASU 2024-03 is effective for our Annual Report on Form 10-K beginning in 2027 and subsequent interim reports. Early adoption is permitted. The ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. The Company is evaluating the impact of ASU 2024-03 on our financial reporting disclosures.

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

Significant accounting policies

The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the notes to the consolidated financial statements included in our 2024 10-K Report.

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

Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

The following table presents results of discontinued operations (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$17	$55
Total operating expenses	17	55
Operating loss from discontinued operations	(17)	(55)
Other income, net	—	130
Total other income, net	—	130
(Loss) income from discontinued operations, net of income taxes	$(17)	$75

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued operations as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Current liabilities of discontinued operations:
Accrued expenses and other current liabilities	$2,785	$2,781

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Insurance	$231	$70
Capitalized legal	2,334	2,334
Other	1,206	1,234
Prepaid and other current assets	$3,771	$3,638

4. Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$5,766	$2,152	$3,614	$5,766	$2,058	$3,708
Hormone therapy drug patents applied and pending approval	215	—	215	304	—	304
Intangible assets subject to amortization	5,981	2,152	3,829	6,070	2,058	4,012
Intangible assets not subject to amortization:
Trademarks/trade name rights	309	—	309	309	—	309
License rights and other intangible assets, net	$6,290	$2,152	$4,138	$6,379	$2,058	$4,321

We recorded, in continuing operations, amortization expense related to patents of $95 thousand and $133 thousand for the three months ended March 31, 2025 and 2024, respectively.

The Company conducts regular reviews of the individual patents and portfolios. During the three months ended March 31, 2025, we recorded $88 thousand in write-off of patents pending approval as a result of our review.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2025	$289
2026	384
2027	384
2028	385
2029	384
Thereafter	1,788
Total	$3,614

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Payroll and related costs	$129	$118
Professional fees	391	288
Operating lease liabilities	1,011	1,633
Other accrued expenses and current liabilities	249	88
Accrued expenses and other current liabilities	$1,780	$2,127

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

The Company’s estimate of the allowance for payer rebates and wholesale distributor fees was determined in accordance with the Transaction Agreement which establishes the process for the determination of net working capital. In February 2024, the Company received Mayne Pharma’s calculation of the net working capital allowances for payer rebates and wholesale distributor fees which differed significantly from the Company’s estimate of the allowances. The Company continues to believe its estimated allowances for payer rebates and wholesale distributor fees are reasonable. In August 2024 and February 2025, the Company also received information from Mayne Pharma pertaining to the net working capital allowance for returns that differs significantly from the Company’s estimate of the allowance.

On April 8, 2025, the Company filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto.

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

As of March 31, 2025, the Company also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which the Company disputes. As of March 31, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of March 31, 2025, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If Mayne Pharma is unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

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

On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. We are seeking, among other relief, money damages for all of Mayne Pharma’s profits arising from their unlawful conduct and for any injury sustained by us as a result of Mayne Pharma’s unlawful conduct.

From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.

Off-balance sheet arrangements

As of March 31, 2025 and December 31, 2024 there were no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023, and severance obligations for executive officers were paid out by the end of the first quarter of 2025. As of March 31, 2025, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations.

7. Stockholders’ equity

Warrants

As of March 31, 2025, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2024 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2024	98	$63.33	-	5.6
As of March 31, 2025	98	$63.33	$-	5.3

Share-based compensation payment plans

As of March 31, 2025, 57,230 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). As of March 31, 2025, 415,219 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2024 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2024	57	$270.33	$—	2.8	57	$270.20	$—	2.8
Expired	(5)	296.00	—	—	(5)	—	—	—
As of March 31, 2025	52	$268.11	$—	2.7	52	$267.97	$—	2.7

The following table summarizes the status of our RSUs and related transactions since December 31, 2024 (in thousands, except weighted average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, as of December 31, 2024	2	$21.78	$1.5
Vested	(2)	21.78	—
Balance, as of March 31, 2025	—	$—	$—

The following table summarizes the status of our PSUs and related transactions since December 31, 2024 (in thousands, except weighted average grant date fair value):

	PSUs(1)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, as of December 31, 2024	5	$34.50	$4.47
Balance, as of March 31, 2025	5	$34.50	$4.84

(1)	The number of PSUs represents the base number of PSUs that may vest.

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our employee stock purchase plan (“ESPP”) totaling $23 thousand and $111 thousand for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, we had $1 thousand of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP, which may be adjusted for future changes in forfeitures and is included as additional paid-in capital in the accompanying condensed consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses. The unrecognized compensation cost of $1 thousand is expected to be recognized as share-based payment award compensation over a weighted average period of less than a month.

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

9. Income taxes

We do not expect to pay any significant federal or state income taxes as a result of (i) the losses recorded during the three months ended March 31, 2025 and 2024, (ii) additional losses expected for the remainder of 2025 or losses recorded in 2024, or (iii) net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three months ended March 31, 2025 and 2024. Accordingly, there were no provisions for income taxes for the three months ended March 31, 2025 and 2024. Additionally, as of March 31, 2025 and December 31, 2024, we maintain a full valuation allowance for all deferred tax assets.

10. Loss per common share

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Loss from continuing operations, net of income taxes	$(636)	$(809)
(Loss) income from discontinued operations, net of income taxes	(17)	75
Net loss	$(653)	$(734)
Denominator:
Weighted average common shares for basic loss per common share	11,552	11,532
Effect of dilutive securities	—	—
Weighted average common shares for diluted loss per common share	11,552	11,532

Loss per common share, continuing operations, net of income taxes
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)
Income per common share, discontinued operations, net of income taxes
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Since we reported a net loss from continuing operations for the three months ended March 31, 2025 and 2024, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares from continuing operations are the same for the three months ended March 31, 2025 and 2024.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during the respective three months ended March 31, 2025 and 2024 (in thousands):

	As of March 31,
	2025	2024
Stock options	52	80
RSUs	-	84
PSUs	5	14
Warrants	98	99
	155	277

11. Related parties

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director of our Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share and also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first quarter of 2025 and 2024.

12. Business concentrations

TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in our condensed consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2.

For the three months ended March 31, 2025, 100% of license revenue related to Mayne Pharma, Theramex and Knight.

As of March 31, 2025, we had a royalty receivable of $2,996 thousand relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $15,427 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

13. Segment Reporting

The Company operates in one segment. Accordingly, the Company’s license revenue, net loss, and total assets reflect the revenue, loss, and assets of the Company’s single segment, respectively.

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM uses Net loss in assessing the performance and in determining the allocation of resources of the Company’s reportable segment. The CODM is regularly provided expense information consistent with the expense categories presented in the Company’s Condensed Consolidated Statements of Operations

The following tables present total revenue of the Company by geographic location.

	Three Months Ended March 31,
	2025	2024
License revenue
United States	$174	$203
Non-U.S.	219	110
Total	$393	$313

14. Subsequent Events

In May 2025, the Company reached an agreement in principle with respect to an amended settlement pertaining to trademark infringement by a third party of certain trademarks owned by the Company. Pursuant to the agreement, the Company received a payment of $412.5 thousand in May 2025 and the agreement calls for the Company to receive an additional $812.5 thousand in equal monthly installments of $12.5 thousand.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with our 2024 Annual Report on Form 10-K (“2024 10-K Report”), and the condensed consolidated financial statements and related notes in Item 1, Financial Statements, appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2024 10-K Report under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Factors that could cause or contribute to such differences include, but are not limited to, our liquidity requirements, supply chain issues, management transitions, risks related to our licensing agreements, market and general economic factors, and the other risks discussed in Part I, Item 1A of our 2024 10-K Report, as updated and supplemented by Part II, Item 1A of this 10-Q Report.

Our company

TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, primarily collecting royalties from our licensees. We are no longer engaged in research and development or commercial operations. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company (“Mayne Pharma Group”), pursuant to which we (i) granted Mayne Pharma an exclusive license to commercialize IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD and vitaMedMD brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA (together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate drawdowns at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw down, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses.

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

In February 2024, the Company received Mayne Pharma’s calculation of the net working capital allowances for payer rebates and wholesale distributor fees pursuant to the Transaction Agreement, which differed significantly from the Company’s estimate of the allowances. The Company continues to believe its estimated allowances for payer rebates and wholesale distributor fees are reasonable. In August 2024 and in February 2025, the Company also received information from Mayne Pharma pertaining to the net working capital allowance for returns that differs significantly from the Company’s estimate of the allowance.

On April 8, 2025, the Company filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto.

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

As of March 31, 2025, the Company also believes no additional accrual is required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which the Company disputes. As of March 31, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

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

Results of operations

As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the Closing Date. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

The discussion below, and the revenues and expenses discussed below, are based on, and relate to, our continuing operations.

Three months ended March 31, 2025 compared with three months ended March 31, 2024

The following table sets forth the results of our operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
License revenue	$393	$313
Operating expenses:
Selling, general and administrative	1,081	1,322
Write-off of patents and trademarks	88	—
Depreciation and amortization	95	133
Total operating expenses	1,264	1,455
Loss from operations	(871)	(1,142)
Other income (expense):
Interest expense and other financing costs	(2)	—
Miscellaneous income	205	333
Total other income, net	203	333
Loss from continuing operations before income taxes	(668)	(809)
Income tax benefit	32	—
Loss from continuing operations, net of income taxes	(636)	(809)
(Loss) income from discontinued operations, net of income taxes	(17)	75
Net loss	$(653)	$(734)

Revenue. As part of our transformation and the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented.

We recorded $393 thousand in license revenue for the first quarter of 2025, primarily from the Mayne License Agreement, an increase of $80 thousand, compared to $313 thousand in license revenue for the first quarter of 2024. The increase is primarily attributable to changes in sales of licensed products.

Selling, general and administrative. Selling, general and administrative expenses were $1,081 thousand for the first quarter of 2025, a decrease of $241 thousand, or 18.2%, compared to the first quarter of 2024. The change is due to the increased efficiencies realized as a royalty-based business.

Depreciation & amortization. Depreciation and amortization expense was $95 thousand for the first quarter of 2025, a decrease of $38 thousand, or 28.6%, compared to the first quarter of 2024. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for the first quarter of 2025 were $1,264 thousand, a decrease of $191 thousand, or 13.1%, compared to the first quarter of 2024. The change is due to the increased efficiencies realized as a royalty-based business.

Loss from operations. In the first quarter of 2025, we had a loss from operations of $871 thousand, as compared to a loss from operations of $1,142 thousand for the first quarter of 2024. This change reflects the increase in sales of licensed products and the increased efficiencies realized as a royalty-based business.

Other income, net. During the first quarter of 2025, we had other income of $203 thousand compared to other income of $333 thousand in the first quarter of 2024. The decrease was primarily attributable to a decrease in royalty revenue from the licensing of Annovera to Mayne Pharma.

Income tax benefit. During the first quarter of 2025, we recorded income tax benefit of $32 thousand for continuing operations, which is a result of refunds received from certain state tax filings. During the first quarter of 2024, we recorded no benefit for income taxes for continuing operations.

Net loss from continuing operations. For the first quarter of 2025, we had a net loss of $636 thousand, or $0.06 per basic and diluted common share, compared to a net loss of $809 thousand, or $0.07 per basic and diluted common share, for the first quarter of 2024.

Discontinued Operations – Net loss from discontinued operations was $17 thousand for the first quarter of 2025, compared to net income from discontinued operations of $75 thousand for the first quarter of 2024.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities, and the transactions with Mayne Pharma. As of March 31, 2025, we had cash and cash equivalents totaling $5,745 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

The initial drawdown occurred on June 29, 2023 consisting of a sale of 312,525 shares of Common Stock at a price per share equal to $3.6797. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first quarter of 2025 and 2024.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans to satisfy our such needs in the short-term and in the long-term. As a result, there is substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) continuing operating activities	$699	$(229)
Net cash (used in) provided by discontinued operations	(13)	240
Net increase in cash	$686	$11

Operating Activities from continuing operations. For the first three months of 2025, net cash provided by operating activities was $699 thousand, compared to net cash used in operating activities of $229 thousand for the first three months of 2024. This change reflects the increased efficiencies realized as a royalty-based business.

Net cash (used in) provided by discontinued operations. Net cash used in operating activities from discontinued operations for the first three months of 2025 was $13 thousand as compared to net cash provided by operating activities from discontinued operations of $240 thousand for the first three months of 2024. This change relates primarily to a decreased level of activities associated with our discontinued operations.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne Pharma. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of March 31, 2025, we had a royalty receivable of $2,777 thousand relating to the short-term portion of receivable from Mayne Pharma and $15,427 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See “Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition)” to the consolidated financial statements included in our 2024 10-K Report.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of March 31, 2025 and December 31, 2024.

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

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this 10-Q Report, which has been prepared in accordance with U.S. GAAP and SEC rules and regulations related to interim financial reporting. We make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The critical accounting policies and estimates used are disclosed in Item 7 – Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates in our 2024 10-K Report.

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

Item 4. Controls and procedures

Management’s evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, in order to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q Report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this 10-Q Report were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2024 10-K Report under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. Except as set forth below, there have been no material changes to our risk factors since the 2024 10-K Report.

Our revenue, results of operations and financial position could be affected by our ongoing disputes with Mayne Pharma.

We and Mayne Pharma are disputing the allowance calculation for payer rebates and wholesale distributor fees pursuant to the Mayne Transaction Agreement. This dispute commenced in February 2024 after Mayne Pharma provided us with calculations that significantly differed from our estimates. We are also disputing the allowance for returns as Mayne Pharma’s calculations significantly differ from our estimates. On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. The outcome of the disputes is uncertain and can lead to unforeseen losses. These ongoing disputes may adversely affect our revenue, results of operations and financial position and therefore our ability to continue as a going concern.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: May 13, 2025	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Ziegler
Joseph Ziegler
Principal Financial and Accounting Officer