Form 10-Q
period 2025-06-30
TherapeuticsMD, Inc.
filed 2025-08-12
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 6, 2025, there were 11,574,362 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

Part I - Financial Information

Item 1. Financial statements

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,069	$5,059
Royalty receivable, current portion	3,743	3,562
Prepaid and other current assets	3,649	3,638
Total current assets	13,461	12,259
License rights and other intangible assets, net	4,043	4,321
Right of use assets	5,732	6,102
Royalty receivable, long term	14,840	16,010
Other non-current assets	428	130
Total assets	$38,504	$38,822
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$350	$258
Accrued expenses and other current liabilities	1,590	2,127
Current liabilities of discontinued operations	2,722	2,781
Total current liabilities	4,662	5,166
Operating lease liabilities	5,718	5,542
Other non-current liabilities	832	744
Total liabilities	11,212	11,452
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001; 32,000 shares authorized, 11,574 and 11,532 issued and outstanding as of June 30, 2025 and December 31, 2024	11	11
Additional paid-in capital	979,205	979,181
Accumulated deficit	(951,924)	(951,822)
Total stockholders' equity	27,292	27,370
Total liabilities and stockholders' equity	$38,504	$38,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net:
License revenue	$952	$234	$1,345	$547
Operating expenses:
Selling, general and administrative	1,551	1,582	3,042	3,299
Impairment of long-lived assets (Note 4)	—	1,261	—	1,261
Write-off of patents and trademarks	—	—	88	—
Depreciation & amortization	96	180	191	313
Total operating expenses	1,647	3,023	3,321	4,873
Loss from operations	(695)	(2,789)	(1,976)	(4,326)
Other income (expense):
Interest expense and other financing costs	(2)	(5)	(4)	(5)
Sublease income	376	349	786	744
Miscellaneous income	866	1,395	1,071	1,728
Total other income, net	1,240	1,739	1,853	2,467
Income (loss) from continuing operations before income taxes	545	(1,050)	(123)	(1,859)
Income tax benefit	—	—	32	—
Income (loss) from continuing operations, net of income taxes	545	(1,050)	(91)	(1,859)
Income (loss) from discontinued operations, net of income taxes	6	(40)	(11)	35
Net income (loss)	$551	$(1,090)	$(102)	$(1,824)
Earnings (loss) per common share, basic and diluted:
Continuing operations	0.05	(0.09)	$(0.01)	$(0.16)
Discontinued operations, net	0.00	(0.00)	(0.00)	0.00
Net income (loss) per common share, basic and diluted	$0.05	$(0.09)	$(0.01)	$(0.16)

Weighted average common shares, basic	11,574	11,532	11,563	11,532
Weighted average common shares, diluted	11,574	11,532	11,563	11,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - in thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	11,532	$11	$979,181	$(951,822)	$27,370
Share-based compensation	42	—	23	—	23
Net loss	—	—	—	(653)	(653)
Balance, March 31, 2025	11,574	$11	$979,204	$(952,475)	$26,740
Share-based compensation	—	—	1	—	1
Net income	—	—	—	551	551
Balance, June 30, 2025	11,574	$11	$979,205	$(951,924)	$27,292

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	11,532	$11	$978,917	$(949,641)	$29,287
Share-based compensation	—	—	111	—	111
Net loss	—	—	—	(734)	(734)
Balance, March 31, 2024	11,532	$11	$979,028	$(950,375)	$28,664
Share-based compensation	—	—	96	—	96
Net loss	—	—	—	(1,090)	(1,090)
Balance, June 30, 2024	11,532	$11	$979,124	$(951,465)	$27,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(102)	$(1,824)
Less: (loss) income from discontinued operations, net of income taxes	(11)	35
Net loss from continuing operations	(91)	(1,859)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	191	313
Impairment of long-lived assets (Note 4)	—	1,261
Write-off of patents and trademarks	88	—
Share-based compensation	24	207
Other	370	376
Changes in operating assets and liabilities:
Other assets	872	1,260
Prepaid and other current assets	(192)	534
Accounts payable	92	116
Accrued expenses and other current liabilities	84	(457)
Lease liabilities	(445)	(528)
Other non-current liabilities	87	1
Total adjustments	1,171	3,083
Net cash provided by continuing operating activities	1,080	1,224
Discontinued operations:
Net cash used in operating activities	(70)	(319)
Net cash used in discontinued operations	(70)	(319)
Net increase in cash	1,010	905
Cash and cash equivalents - continuing operations, beginning of period	5,059	4,327
Total cash and cash equivalents, end of period	$6,069	$5,232

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate drawdowns at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first six months of 2025 and 2024.

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

On April 8, 2025, the Company filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, the Company filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit.

On May 30, 2025, Mayne Pharma filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Mayne Countersuit” and, together with the Mayne Lawsuit, the “Mayne Lawsuits”) seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, the Company filed a motion to dismiss the Mayne Countersuit. As of June 30, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

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

As of June 30, 2025, the Company also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which the Company disputes. As of June 30, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

If Mayne Pharma’s sales of Licensed Products grow more slowly than expected or decline, including as a result of Mayne Pharma Group’s potential sale to Cosette Pharmaceuticals, Inc., if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if the outcome of the Mayne Lawsuits is worse than we anticipate, if we are unsuccessful with future financings or the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company in its income tax disclosure included in its 2025 Annual Report on Form 10-K and will be applied on a prospective basis. However, retrospective application is permitted. Early adoption is also permitted. The Company is evaluating the impact of ASU 2023-09 on the Company’s income tax disclosures and on its condensed consolidated financial statements.

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

Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

The following table presents results of discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	(6)	105	$11	$160
Total operating expenses	(6)	105	11	160
Operating income (loss) from discontinued operations	6	(105)	(11)	(160)
Other income, net	—	65	—	195
Total other income, net	—	65	—	195
Income (loss) from discontinued operations, net of income taxes	$6	$(40)	$(11)	$35

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued operations as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Current liabilities of discontinued operations:
Accrued expenses and other current liabilities	$2,722	$2,781

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Insurance	$168	$70
Capitalized legal	2,334	2,334
Other	1,147	1,234
Prepaid and other current assets	$3,649	$3,638

4. Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$5,767	$2,248	$3,519	$5,766	$2,058	$3,708
Hormone therapy drug patents applied and pending approval	215	—	215	304	—	304
Intangible assets subject to amortization	5,982	2,248	3,734	6,070	2,058	4,012
Intangible assets not subject to amortization:
Trademarks/trade name rights	309	—	309	309	—	309
License rights and other intangible assets, net	$6,291	$2,248	$4,043	$6,379	$2,058	$4,321

We recorded, in continuing operations, amortization expense related to patents of $95 thousand and $180 thousand for the three months ended June 30, 2025 and 2024, respectively, and $190 thousand and $313 thousand for the six months ended June 30, 2025 and 2024, respectively.

The Company conducts regular reviews of the individual patents and portfolios. During the three months ended March 31, 2025, we recorded $88 thousand in write-off of patents pending approval as a result of our review. For the six months ended June 30, 2024, the Company determined it had an indicator of impairment, as it had abandoned the legal right and title to a portion of its granted patent portfolio and had ceased pursuit of a portion of its pending patents based on input from its licensing partners. The Company recognized an impairment loss of $1,261 thousand related to those abandoned patents and applications, which is classified as an impairment of long-lived assets on the Company’s condensed consolidated statements of operations.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2025	$289
2026	384
2027	384
2028	385
2029	384
Thereafter	1,693
Total	$3,519

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Payroll and related costs	$200	$118
Professional fees	302	288
Operating lease liabilities	886	1,633
Other accrued expenses and current liabilities	202	88
Accrued expenses and other current liabilities	$1,590	$2,127

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

On April 8, 2025, the Company filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, the Company filed an amended complaint against Mayne Pharma, and on July 22, 2025 Mayne Pharma filed a motion to dismiss the Mayne Lawsuit.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, the Company filed a motion to dismiss the Mayne Countersuit. As of June 30, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

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

As of June 30, 2025, the Company also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which the Company disputes. As of June 30, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of June 30, 2025, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If Mayne Pharma is unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

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

On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. We are seeking, among other relief, money damages for all of Mayne Pharma’s profits arising from their unlawful conduct and for any injury sustained by us as a result of Mayne Pharma’s unlawful conduct. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit.

On May 30, 2025, Mayne Pharma filed a lawsuit against us in the United States District Court for the District of Delaware seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, we filed a motion to dismiss the Mayne Countersuit. As of June 30, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.

Off-balance sheet arrangements

As of June 30, 2025 and December 31, 2024 there were no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023, and severance obligations for executive officers were paid out by the end of the first quarter of 2025. As of June 30, 2025, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations.

7. Stockholders’ equity

Warrants

As of June 30, 2025, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2024 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2024	98	$63.33	-	5.6
As of June 30, 2025	98	$63.33	$-	5.1

Share-based compensation payment plans

As of June 30, 2025, 51,030 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). As of June 30, 2025, 416,219 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2024 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2024	57	$270.33	$—	2.8	57	$270.20	$—	2.8
Expired	(6)	312.36	—	—	(6)	—	—	—
As of June 30, 2025	51	$265.80	$—	2.5	51	$265.66	$—	2.5

The following table summarizes the status of our RSUs and related transactions since December 31, 2024 (in thousands, except weighted average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, as of December 31, 2024	2	$21.78	$1.50
Vested	(2)	21.78	—
Balance, as of June 30, 2025	—	$—	$—

The following table summarizes the status of our PSUs and related transactions since December 31, 2024 (in thousands, except weighted average grant date fair value):

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, as of December 31, 2024	5	$34.50	$4.47
Vested	(5)	34.50	—
Balance, as of June 30, 2025	—	$—	$—

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our employee stock purchase plan (“ESPP”) totaling $1 thousand and $96 thousand for the three months ended June 30, 2025 and 2024, respectively, and $24 thousand and $207 thousand for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was no unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP. No tax benefit was realized due to a continued pattern of net losses.

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

9. Income taxes

We do not expect to pay any significant federal or state income taxes as a result of the losses recorded during the six months ended June 30, 2025 and 2024 and net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating losses for the three and six months ended June 30, 2025 and 2024. Accordingly, there were no provisions for income taxes for the three and six months ended June 30, 2025 and 2024. Additionally, as of June 30, 2025 and December 31, 2024, we maintain a full valuation allowance for all deferred tax assets.

10. Earnings (loss) per common share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations, net of income taxes	$545	$(1,050)	$(91)	$(1,859)
Income (loss) from discontinued operations, net of income taxes	6	(40)	(11)	35
Net income (loss)	$551	$(1,090)	$(102)	$(1,824)
Denominator:
Weighted average common shares for basic income (loss) per common share	11,574	11,532	11,563	11,532
Effect of dilutive securities	—	—	—	—
Weighted average common shares for diluted income (loss) per common share	11,574	11,532	11,563	11,532

Earnings (loss) per common share, continuing operations, net of income taxes
Basic	$0.05	$(0.09)	$(0.01)	$(0.16)
Diluted	$0.05	$(0.09)	$(0.01)	$(0.16)
Earnings (loss) per common share, discontinued operations, net of income taxes
Basic	$0.00	$(0.00)	$(0.00)	$0.00
Diluted	$0.00	$(0.00)	$(0.00)	$0.00

For the three months ended June 30, 2025, the remaining balance of the Company’s warrants and stock options were excluded from the calculation of diluted earnings per share because the weighted exercise prices of the warrants and stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

For the three months ended June 30, 2024 and for the six months ended June 30, 2024 and 2025, respectively, since we reported a net loss from continuing operations, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares from continuing operations are the same for the three and six months ended June 30, 2025 and 2024.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings (loss) per common share during the respective three and six months ended June 30, 2025 and 2024 (in thousands):

	As of June 30,
	2025	2024
Stock options	51	63
RSUs	—	38
PSUs	—	5
Warrants	98	97
	149	203

11. Related parties

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director of our Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share and also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first six months of 2025 and 2024.

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

For the three and six months ended June 30, 2025, 100% of license revenue related to Mayne Pharma, Theramex and Knight.

As of June 30, 2025, we had a royalty receivable of $3,743 thousand relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $14,840 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

13. Segment Reporting

The Company operates in one segment. Accordingly, the Company’s license revenue, net income (loss), and total assets reflect the revenue, income (loss), and assets of the Company’s single segment, respectively.

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM uses Net income (loss) in assessing the performance and in determining the allocation of resources of the Company’s reportable segment. The CODM is regularly provided expense information consistent with the expense categories presented in the Company’s Condensed Consolidated Statements of Operations

The following tables present total revenue of the Company by geographic location.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License revenue
United States	$642	$104	$817	$308
Non-U.S.	310	130	528	239
Total	$952	$234	$1,345	$547

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

On April 8, 2025, the Company filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, the Company filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit.

On May 30, 2025, Mayne Pharma filed a lawsuit against the Company in the United States District Court for the District of Delaware (the “Mayne Countersuit” and, together with the Mayne Lawsuit, the “Mayne Lawsuits”) seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, the Company filed a motion to dismiss the Mayne Countersuit. As of June 30, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

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

As of June 30, 2025, the Company also believes no additional accrual is required for amounts that may be owed for the allowance for returns under the Transaction Agreement. The Company has not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which the Company disputes. As of June 30, 2025, the Company believed no additional accrual was required for such claims, as the Company could not reasonably estimate a range of loss.

If Mayne Pharma’s sales of Licensed Products grow more slowly than expected or decline, including as a result of Mayne Pharma Group’s potential sale to Cosette Pharmaceuticals, Inc., if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if the outcome of the Mayne Lawsuits is worse than we anticipate, if we are unsuccessful with future financings or the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Three months ended June 30, 2025 compared with three months ended June 30, 2024

The following table sets forth the results of our operations (in thousands):

	Three Months Ended June 30,
	2025	2024
Revenue:
License revenue	$952	$234
Operating expenses:
Selling, general and administrative	1,551	1,582
Impairment of long-lived assets (Note 4)	—	1,261
Depreciation and amortization	96	180
Total operating expenses	1,647	3,023
Loss from operations	(695)	(2,789)
Other income (expense):
Interest expense and other financing costs	(2)	(5)
Sublease income	376	349
Miscellaneous income	866	1,395
Total other income, net	1,240	1,739
Income (loss) from continuing operations before income taxes	545	(1,050)
Income tax benefit	—	—
Income (loss) from continuing operations, net of income taxes	545	(1,050)
Income (loss) from discontinued operations, net of income taxes	6	(40)
Net income (loss)	$551	$(1,090)

Revenue. We recorded $952 thousand in license revenue for the second quarter of 2025, primarily from the Mayne License Agreement, an increase of $718 thousand, compared to $234 thousand in license revenue for the second quarter of 2024. The increase is primarily attributable to changes in sales of licensed products.

Selling, general and administrative. Selling, general and administrative expenses were $1,551 thousand for the second quarter of 2025, a decrease of $31 thousand, reflecting minimal change from the second quarter of 2024.

Depreciation & amortization. Depreciation and amortization expense was $96 thousand for the second quarter of 2025, a decrease of $84 thousand, or 46.7%, compared to the second quarter of 2024. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for the second quarter of 2025 were $1,647 thousand, a decrease of $1,376 thousand, or 45.5%, compared to the second quarter of 2024. The change is primarily due to the impairment recognized in the second quarter of 2024.

Loss from operations. In the second quarter of 2025, we had a loss from operations of $695 thousand, as compared to a loss from operations of $2,789 thousand for the second quarter of 2024. This change reflects the increase in license revenues and the impairment recognized in 2024.

Other income, net. During the second quarter of 2025, we had other income of $1,240 thousand compared to other income of $1,739 thousand in the second quarter of 2024. This change is primarily due to the gain on an early termination of a sublease we recognized in 2024 partially offset by higher other income pertaining to Mayne’s royalty sales of ANNOVERA and amounts received pursuant to a settlement pertaining to trademark infringement by a third party of certain trademarks owned by us. Pursuant to the settlement, we received a payment of $413 thousand in May 2025.

Net income (loss) from continuing operations. For the second quarter of 2025, we had net income of $551 thousand, or $0.05 per basic and diluted common share, compared to a net loss of $1,050 thousand, or $0.09 per basic and diluted common share, for the second quarter of 2024.

Discontinued Operations – Net income from discontinued operations was $6 thousand for the second quarter of 2025, compared to net loss from discontinued operations of $40 thousand for the second quarter of 2024.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

The following table sets forth the results of our operations (in thousands):

	Six Months Ended June 30,
	2025	2024
Revenue:
License revenue	$1,345	$547
Operating expenses:
Selling, general and administrative	3,042	3,299
Impairment of long-lived assets (Note 4)	—	1,261
Write-off of patents and trademarks	88	—
Depreciation and amortization	191	313
Total operating expenses	3,321	4,873
Loss from operations	(1,976)	(4,326)
Other income (expense):
Interest expense and other financing costs	(4)	(5)
Sublease income	786	744
Miscellaneous income	1,071	1,728
Total other income, net	1,853	2,467
Loss from continuing operations before income taxes	(123)	(1,859)
Income tax benefit	32	—
Loss from continuing operations, net of income taxes	(91)	(1,859)
(Loss) income from discontinued operations, net of income taxes	(11)	35
Net loss	$(102)	$(1,824)

Revenue. We recorded $1,345 thousand in license revenue for the first six months of 2025, primarily from the Mayne License Agreement, an increase of $798 thousand, compared to $547 thousand in license revenue for the first six months of 2024. The increase is primarily attributable to changes in sales of licensed products.

Selling, general and administrative. Selling, general and administrative expenses were $3,042 thousand for the first six months of 2025, a decrease of $257 thousand, or 7.8%, compared to the first six months of 2024. The change is primarily due to the final vesting of outstanding restricted stock units under our share-based compensation plans.

Depreciation & amortization. Depreciation and amortization expense was $191 thousand for the first six months of 2025, a decrease of $122 thousand, or 39.0%, compared to the first six months of 2024. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for the first six months of 2025 were $3,321 thousand, a decrease of $1,552 thousand, or 31.8%, compared to the first six months of 2024. The change is primarily due to the impairment recognized in 2024 and the final vesting of outstanding restricted stock units under our share-based compensation plans.

Loss from operations. In the first six months of 2025, we had a loss from operations of $1,976 thousand, as compared to a loss from operations of $4,326 thousand for the first six months of 2024. This change reflects the increase in license revenues in 2025 and the impairment recognized in 2024.

Other income, net. During the first six months of 2025, we had other income of $1,853 thousand compared to other income of $2,467 thousand in the first six months of 2024. This change is primarily due to the gain on an early termination of a sublease we recognized in 2024 partially offset by higher other income pertaining to Mayne’s royalty sales of ANNOVERA, and amounts received pursuant to a settlement pertaining to trademark infringement by a third party of certain trademarks owned by us.

Income tax benefit. During the first six months of 2025, we recorded income tax benefit of $32 thousand for continuing operations, which is a result of refunds received from certain state tax filings. During the first six months of 2024, we recorded no benefit for income taxes for continuing operations.

Net loss from continuing operations. For the first six months of 2025, we had a net loss of $91 thousand, or $0.01 per basic and diluted common share, compared to a net loss of $1,859 thousand, or $0.16 per basic and diluted common share, for the first six months of 2024.

Discontinued Operations – Net loss from discontinued operations was $11 thousand for the first six months of 2025, compared to net income from discontinued operations of $35 thousand for the first six months of 2024.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through public offerings of our common stock and private placements of equity and debt securities, and the transactions with Mayne Pharma. As of June 30, 2025, we had cash and cash equivalents totaling $6,069 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

The initial drawdown occurred on June 29, 2023 consisting of a sale of 312,525 shares of Common Stock at a price per share equal to $3.6797. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first six months of 2025 and 2024.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans to satisfy our such needs in the short-term and in the long-term. As a result, there is substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Six Months Ended June 30,
	2025	2024
Net cash provided by continuing operating activities	$1,080	$1,224
Net cash used in discontinued operations	(70)	(319)
Net increase in cash	$1,010	$905

Operating Activities from continuing operations. For the first six months of 2025, net cash provided by operating activities was $1,080 thousand, compared to net cash provided by operating activities of $1,224 thousand for the first six months of 2024. The decrease was primarily driven by lower non-cash adjustments, notably the absence of impairment charges on long-lived assets and reduced depreciation, amortization, and share-based compensation expense in 2025, which is partially offset by the improvement in net loss from continuing operations.

Net cash used in discontinued operations. Net cash used in operating activities from discontinued operations for the first six months of 2025 was $70 thousand as compared to net cash used in operating activities from discontinued operations of $319 thousand for the first six months of 2024. This change relates primarily to a decreased level of activities associated with our discontinued operations.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne Pharma. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of June 30, 2025, we had a royalty receivable of $3,433 thousand relating to the short-term portion of receivable from Mayne Pharma and $14,840 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See “Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition)” to the consolidated financial statements included in our 2024 10-K Report.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of June 30, 2025 and December 31, 2024.

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

We and Mayne Pharma are disputing the allowance calculation for payer rebates and wholesale distributor fees pursuant to the Mayne Transaction Agreement. This dispute commenced in February 2024 after Mayne Pharma provided us with calculations that significantly differed from our estimates. We are also disputing the allowance for returns as Mayne Pharma’s calculations significantly differ from our estimates. On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit.

On May 30, 2025, Mayne Pharma filed a lawsuit against us in the United States District Court for the District of Delaware (the “Mayne Countersuit” and, together with the Mayne Lawsuit, the “Mayne Lawsuits”) seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, we filed a motion to dismiss the Mayne Countersuit. The outcome of the disputes is uncertain and can lead to unforeseen losses. These ongoing disputes may adversely affect our revenue, results of operations and financial position and therefore our ability to continue as a going concern.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: August 12, 2025	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Ziegler
Joseph Ziegler
Principal Financial and Accounting Officer