Form 10-K
period 2025-12-31
TherapeuticsMD, Inc.
filed 2026-03-30
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

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

As of June 30, 2025, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $9,036,147.

As of March 30, 2026 there were outstanding 11,574,362 shares of the registrant’s common stock, par value $0.001 per share.

Documents Incorporated by Reference

None.

i

Part I

Item 1. Business

Overview

Throughout this Annual Report on Form 10-K (“2025 10-K Report”), the terms “we,” “us,” “our,” “TherapeuticsMD,” “the Company,” or “our company” refer to TherapeuticsMD, Inc., a Nevada corporation, and unless specified otherwise, include our wholly owned subsidiaries vitaMedMD, LLC, a Delaware limited liability company (“vitaMed”), and BocaGreenMD, Inc., a Nevada corporation (“BocaGreen”).

TherapeuticsMD is a pharmaceutical royalty company that owns or has rights to trademarks, service marks, or trade names that were previously used in connection with the operation of its business, or are now licensed by another party, including TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, BIJUVA®, and IMVEXXY®, which are protected under applicable intellectual property laws and are the property of the Company. This 2025 10-K Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this 2025 10-K Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

In addition, this 2025 10-K Report includes market and industry data that we obtained from periodic industry publications, third-party studies and surveys, government-agency sources, filings of public companies in our industry, and internal-company surveys. Industry publications and surveys generally state that their information has been obtained from sources believed to be reliable. Although we believe that the industry and market data below is reliable as of the date of this 2025 10-K Report, this information could prove to be inaccurate as a result of a variety of matters.

Forward-looking statements

This 2025 10-K Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. For example, statements regarding our operations, financial position, business strategy, exploration of potential strategic alternatives, and other plans and objectives for future operations, and assumptions and predictions about future demand, marketing, expenses and sales are all forward-looking statements. These statements may be found in the items of this 2025 10-K Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this 2025 10-K Report generally. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect,” or the negative of such terms or other comparable terminology.

We have based these forward-looking statements on our current expectations and projections about future events. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date of this 2025 10-K Report, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, competition from other businesses, market and general economic factors, and the other risks discussed in Item 1A of this 2025 10-K Report. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this 2025 10-K Report.

We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this 2025 10-K Report in the section entitled “Risk Factors” that you should review carefully. Please consider our forward-looking statements in light of those risks as you read this 2025 10-K Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. We do not undertake to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

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

Under the Mayne License Agreement, Mayne Pharma agreed to pay us one-time milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma agreed to pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80.0 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma agreed to pay us minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below (the “Minimum Annual Royalty”). Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

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

See “Note 2. Discontinued Operations” to the consolidated financial statements included in this 2025 10-K Report for further details.

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

Employees

As of December 31, 2025, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations. On August 15, 2023, we entered into a master services agreement with JZ Advisory Group, pursuant to which Joseph Ziegler serves as our Principal Financial and Accounting Officer.

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

Following the transaction with Mayne Pharma, our primary source of revenue is from royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. We may need to raise capital to provide additional liquidity to fund our operations. To address our capital needs, we may pursue various equity and debt financing and other alternatives. The equity financing alternatives may include the private placement of equity, equity-linked, or other similar instruments or obligations with one or more investors, lenders, or other institutional counterparties or an underwritten public equity or equity-linked securities offering. Our ability to sell equity securities may be limited by market conditions, including the market price of our common stock and our available authorized shares.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement at a purchase price of the five-day volume-weighted average price of the Common Stock at the time of the sale of such shares of Common Stock, at an aggregate purchase price of up to $5,000,000. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw-down, before expenses. On November 15, 2023, Rubric drew an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the draw-down before expenses. There were no drawdowns in 2025 and 2024.

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

On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. The parties have 14 days to object to these recommendations.

On May 30, 2025, Mayne Pharma filed a lawsuit against us in the United States District Court for the District of Delaware (the “Mayne Countersuit” and, together with the Mayne Lawsuit, the “Mayne Lawsuits”) seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. The parties have 14 days to object to this recommendation. As of December 31, 2025, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of December 31, 2025, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

If Mayne Pharma’s sales of Licensed Products grow more slowly than expected or decline, if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if the outcome of the Mayne Lawsuits is worse than we anticipate, if we are unsuccessful with future financings or the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of the financial statements included in this 2025 10-K Report.

The accompanying consolidated financial statements included in this 2025 10-K Report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Sales concentration

Our business model is dependent on third parties achieving specified milestones and product sales. For information on the concentration of licenses of our products, see “Note 9. Revenue” to the consolidated financial statements included in this 2025 10-K Report. Currently, the Company collects license revenue from three licensees.

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

Intellectual property

Patents and trademarks

Our success depends, in part, on our ability to obtain patents, maintain trade-secret protection, and operate without infringing the proprietary rights of others. Our intellectual property portfolio is one way we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, patents, trademarks, and contractual restrictions to protect our products and to maintain our competitive position. We are diligently seeking ways to protect our intellectual property through various legal mechanisms in relevant jurisdictions. Where permitted, patents for our hormone therapy drug products have been submitted to the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book).

As of December 31, 2025, we have many domestic and foreign patents that cover our licensed products, including many for each of BIJUVA and IMVEXXY that are Orange Book listed for the licensed products.

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

Government regulation

In the U.S., the FDA regulates pharmaceuticals, biologics, medical devices, dietary supplements, and cosmetics under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Although we are not currently engaged in research, development, manufacturing, or commercial distribution activities, the products from which we derive royalties are also subject to other federal, state, and local statutes and regulations, including federal and state consumer protection laws, laws regarding pricing transparency, laws requiring the implementation of compliance programs, laws requiring the reporting of payments or other transfers of value to HCPs or other healthcare professionals, laws governing the financial relationships between manufacturers and HCPs or other referral sources and industry stakeholders, laws protecting the privacy of health-related information, laws restricting items and services of value provided to patients, and laws prohibiting unfair and deceptive acts and trade practices. See also “Item 1A. Risk Factors – Risks related to our business” for a discussion, among other things, of the extensive and costly governmental regulation we are subject to.

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

Post-Approval Regulation

Mayne Pharma, as the holder of the approved NDAs for our licensed products, is required to comply with several post-approval requirements for our currently approved drug products. We no longer have responsibility for any post-approval requirements, although regulatory actions affecting these products could materially affect our royalty revenues. As the holder of an approved NDA, Mayne Pharma is required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, to adhere to product sampling and distribution requirements, fulfill post-marketing study commitments, and to comply with requirements concerning advertising and promotional labeling for any of our drug products, which include, among other things, standards for direct-to-consumer advertising, restrictions that prohibit promoting products for certain uses or in patient populations that are not described in the product’s approved indications or that are not otherwise consistent with the approved, FDA-required label (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label use if they deem such use to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

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

A Section 505(b) NDA applicant may be eligible for its own regulatory exclusivity period, such as a five-year or three-year exclusivity. The first approved Section 505(b) NDA applicant for a drug containing an active ingredient that has not previously been approved in any other 505(b) NDA (a “new chemical entity,” or “NCE”), is eligible for a five-year NCE exclusivity period starting on the date of the NDA approval. An ANDA or 505(b)(2) application for a drug containing the protected active ingredient of the NCE product generally cannot be submitted to FDA until the end of the five-year exclusivity period, except that such applications can be submitted at year four if the product is covered by an Orange Book listed patent and the ANDA or 505(b)(2) NDA includes a Paragraph IV Certification challenging such patent. Additional exclusivities may also apply.

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

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an ANDA submitted to FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). See “Legal Proceedings” in Item 3 of this 2025 10-K Report for additional information.

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

Other U.S. healthcare laws and compliance requirements

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights, among other topics, are and will be applicable to our business. Our licensees and the licensed products are subject to regulation by both the federal government and the states in which we or our partners conduct our business. The healthcare laws and regulations that may affect our licensees’ ability to operate and our ability to receive licensing revenues include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual or in return for the purchase, lease, or order of, or the arranging for, any good, facility item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including, for example, the federal civil False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal physician sunshine requirements under the Patient Protection and Affordable Care Act (“ACA”), which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare or Medicaid to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. In 2022, the Sunshine Act was extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to healthcare providers;

●	federal and state laws requiring pricing transparency or limiting price increases, which are in existence today or are anticipated to be in existence in the near future, may limit the ability to raise prices, require disclosure of price increases or require disclosure of the wholesale acquisition cost of pharmaceutical products to governmental agencies and consumers; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers or even self-pay; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; state laws requiring a license, registration or permit to engage in manufacturing and distribution of prescription products or to engage in the practice of pharmacy; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Pharmaceutical company interactions with HCPs, patient advocacy groups, and patients, including with respect to product and patient assistance programs and other education and support initiatives, have been and continue to be, the subject of regulatory scrutiny for compliance with fraud and abuse laws.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of the business activities of the entities with whom we do business could be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. Although we no longer engage in commercial promotional activities, if our past operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from third-party payer programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the HCPs, providers, or entities with whom we do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusion from government funded healthcare programs.

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

Available information

We are a Nevada corporation, and we maintain our principal executive offices at 951 Yamato Road, Suite 220, Boca Raton, Florida 33431. Our telephone number is (561) 961-1900. We maintain a corporate website at www.therapeuticsmd.com. The information contained on our website or that can be accessed through our website is not incorporated by reference into this 2025 10-K Report or in any other report or document we file with the SEC.

Item 1A. Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with all of the information included in this 2025 10-K Report and our other filings with the SEC, before you decide to purchase shares of our common stock. We believe the risks and uncertainties described below are the most significant we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition, or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:

●	We currently derive all of our revenues from royalties related to sales of our products, and the failure of our licensees to maintain or increase sales of these products could have an adverse effect on our business, financial condition, results of operations, and growth prospects.

●	We have incurred net losses in the past and may not be able to maintain or increase profitability in the future.

●	There is substantial doubt about our ability to continue as a going concern.

●	The dependence upon third parties for the manufacture and supply of our women’s healthcare products may cause delays in, or prevent our licensees from, successfully commercializing and marketing our products.

●	The commercial success of our products will depend upon gaining and retaining significant market acceptance of these products among physicians and payers.

●	Coverage and reimbursement may not be available for our products, which could make it difficult for our licensees to sell our products profitably.

●	Our revenue, results of operations and financial position could be affected by our ongoing disputes with Mayne Pharma.

●	Time and costs associated with winding down our general and administrative, commercial, and research and development activities may be significant.

●	We could be affected by transitions in our senior management team.

●	We sublease our properties, which could expose us to possible liabilities and losses.

●	Licensing of intellectual property involves complex legal, business and scientific issues, and disputes could jeopardize our rights under such agreements.

●	Our products and our licensees are subject to extensive government regulation.

●	We must rely on Mayne Pharma to prosecute, file lawsuits, or take other actions to protect or enforce our intellectual property, and Mayne Pharma may not take such actions or be successful.

●	If efforts to protect the proprietary nature of the intellectual property covering our hormone therapy pharmaceutical products and other products are not adequate, our licensees may not be able to compete effectively in the market, which would adversely affect our royalties.

●	Our products face significant competition from branded and generic products, and our operating results will suffer if our products fail to compete effectively.

●	Our success is tied to the distribution channels of our licensees.

●	Any failure of our licensees to adequately maintain a sales force or effectively implement sales strategies will impede our growth.

●	Our future success depends on our ability to attract and retain qualified personnel.

●	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

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

Following the Mayne Transaction, we derive all revenue from royalties related to sales of our women’s healthcare products, including patient-controlled, long-acting contraceptive, hormone therapy pharmaceutical products, prenatal and women’s multi-vitamins, and iron supplements. We cannot assure you that our licensees will be able to sustain such sales or that such sales will grow. In addition to other risks described herein, the ability of our licensees to maintain or increase existing product sales is subject to several risks and uncertainties, including the following:

●	the presence of new or existing competing products, including non-authorized generic copies of our products;

●	supply or distribution problems arising with any of their manufacturing and distribution partners;

●	changed or increased regulatory restrictions or regulatory actions by the FDA;

●	changes in healthcare laws and policy, including changes in requirements for drug pricing, rebates, reimbursement, and coverage by federal healthcare programs and commercial payers;

●	the impact or efficacy of any price increases our licensees may implement in the future;

●	changes to the licensed products’ labels and labeling, including new safety warnings or changes to boxed warnings, that further restrict how our licensees’ market and sell our products; and

●	acceptance of our products as safe and effective by physicians and patients.

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

We have incurred net losses in the past and may not be able to maintain or increase profitability in the future.

In the past, we have incurred recurring net losses, including net losses of $569 thousand and $2.2 million for 2025 and 2024, respectively. In 2022, we recognized net income of $112.0 million due to the net proceeds from the Mayne Transaction and divestiture of our former subsidiary vitaCare Prescription Services, Inc. (“vitaCare”) exceeding our costs and expenses. We utilized most of the net proceeds to repay borrowings and redeem our preferred stock. As of December 31, 2025, our stockholders’ equity was $26.9 million. We have funded our operations to date primarily through revenue from licensed royalties, public offerings of our common stock and private placements of equity and debt securities and the transactions with Mayne Pharma. We may incur substantial additional losses over the next few years because of costs associated with the wind down of our historical business as well as the ongoing costs of being a public company.  As a result, we may not maintain or increase profitability. If we continue to incur substantial losses, because the royalties of our products are insufficient or otherwise, and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations, merge, consolidate, or combine with a company with greater financial resources in a transaction that might be unfavorable to us.

There is substantial doubt about our ability to continue as a going concern.

Our current liquidity position raises substantial doubt about our ability to continue as a going concern and Carr, Riggs & Ingram, L.L.C, our independent registered public accounting firm for the fiscal year ended December 31, 2025, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2025, indicating such.

As of December 31, 2025, we had $7.5 million in cash and cash equivalents. Our ability to fund operations over the next twelve months is dependent upon, among other things, continued receipt of royalty payments under the Mayne License Agreement, resolution of the Mayne Lawsuits on terms that do not materially adversely affect our liquidity, and our ability to minimize operating expenses. An adverse outcome in the Mayne Lawsuits could result in significant damages, indemnification obligations, offsets against future royalty payments, or other relief that could materially reduce our available cash and expected future cash flows.

If Mayne Pharma’s sales of IMVEXXY, BIJUVA, or ANNOVERA grow more slowly than expected or decline, if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if we are unsuccessful with future financings or if the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. Our ability to continue as a going concern may depend on our ability to obtain additional capital. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Our ability to obtain financing on reasonable terms is subject to factors beyond the Company’s control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of equity and debt financing and such financing may not be available on terms commercially acceptable to the Company, or at all. If we are unable to improve our liquidity position, we may be required to significantly reduce operating expenses, seek additional equity or debt financing that may be materially dilutive, sell assets, enter into strategic transactions or pursue other alternatives, any of which may be unfavorable to our stockholders. If we are unable to implement such measures, we may not be able to continue as a going concern.

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

Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect the results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions and the time and attention of the board and management dedicated to management transitions could disrupt our business. Further, we cannot guarantee that we will not face similar turnover in the future. Although we generally enter into employment agreements with our executives, our executive officers may terminate their employment relationship with us at any time, and we may not be able to retain the services of any of them. Our senior management’s knowledge of our business and industry could be difficult to replace, and management turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

We currently depend on the services of Marlan D. Walker as our Chief Executive Officer and sole employee. Should we lose Mr. Walker due to death, disability, retirement or otherwise, such loss could adversely affect our business, management and operations.

Marlan Walker is presently our sole employee and we are therefore dependent upon Mr. Walker, who works for us as an at will employee. Mr. Walker may terminate his employment with us at any time and we cannot guarantee that we would be able to hire a similarly qualified executive if he should choose to leave. We do not currently maintain key person life insurance on Mr. Walker. Any change in Mr. Walker’s involvement with our Company may negatively affect our business, management and operations. The loss of his services could be detrimental to the business and could force us to no longer operate. Our future success could depend in part on our ability to retain Mr. Walker.

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

The ability of our licensees to commercialize ANNOVERA depends on coverage and reimbursement levels set by government healthcare programs and third-party private payers. Despite our licensees’ coverage with commercial payers, there is no guarantee that our licensees will be able to retain ours or their agreements or obtain new agreements, or that they will be able to negotiate favorable reimbursement or pricing terms for our products in the future. Healthcare reform implementation, additional legislation or regulations, and other changes in government policy or regulation may affect our licensees’ reimbursement or impose additional coverage limitations and/or cost-sharing obligations on patients, any of which could have an adverse effect on coverage and reimbursement of our products, and our business, financial condition, results of operations, and prospects could be harmed.

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

We and Mayne Pharma are disputing the allowance calculation for payer rebates and wholesale distributor fees pursuant to the Mayne Transaction Agreement. In February 2024, Mayne Pharma provided us with calculations that significantly differed from our estimates. In August 2024 and February 2025, Mayne Pharma provided additional information relating to the net working capital allowance for returns that we believe also differs significantly from our estimates.

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent inducement and unjust enrichment. On May 30, 2025, Mayne Pharma filed the Mayne Countersuit against us, seeking damages for breach of contract, fraudulent inducement and indemnification.

We intend to resolve this matter, but the outcome of the Mayne Lawsuits is uncertain. If the court determines that amounts are owed to Mayne Pharma in excess of our estimates, or if Mayne Pharma is permitted to offset any alleged obligations against royalties otherwise payable to us, our revenue, results of operations and financial condition could be materially adversely affected. In addition, the Mayne Lawsuits may damage our relationship with Mayne Pharma, which could further impair our ability to enforce our contractual rights and cooperate in the ongoing operation of the Mayne License Agreement.

Unfavorable global economic conditions could harm our business, financial condition or results of operations.

Our results of operations could be harmed by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including the impact of increased interest rates, the imposition of tariffs and inflation, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. For example, the current U.S. administration has taken action, and may take action in the future, with respect to major changes to trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements. New or increased tariffs or other material changes in trade policies could increase costs in the pharmaceutical supply chain, including costs incurred by our licensees in manufacturing or distributing our licensed products. Any such increased costs or supply disruptions could adversely affect sales of our licensed products and reduce the royalties we receive. The foregoing could harm our business, and we cannot anticipate all the ways in which unfavorable economic conditions and financial market conditions could harm our business.

We sublease our properties, which could expose us to possible liabilities and losses.

We sublease our former headquarters to third parties. In the event that we are unable to sublease our properties on favorable terms, or at all, or if we are able to sublease our properties but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur unanticipated payment obligations. Our lease agreements may also expose us to liabilities, such as rent escalations, maintenance obligations, termination rights, or indemnification claims, that may negatively affect our operations and profitability.

Licensing of intellectual property involves complex legal, business, and scientific issues, and disputes could jeopardize our rights under such agreements.

We are currently and may in the future be a party to license agreements of importance to our business and to our products. Disputes have and may continue to arise between us and any of these counterparties regarding intellectual property subject to and each parties’ obligations under such agreements, including:

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

All our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250 thousand Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. In the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. Any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operational expenses or make other payments.

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

There have been significant efforts by government officials and legislators to implement changes in healthcare systems to regulate prices or payment for pharmaceutical products, including legislation on drug importation, which could adversely affect our royalty revenues. Federal and state laws have put considerable pressure on the pricing of pharmaceutical products, and additional reforms may further constrain pricing, reimbursement and access.

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap, and establishes monetary penalties for manufacturers that do not comply. The IRA also requires manufacturers to pay rebates to Medicare if the prices of certain drugs outpace inflation (first due in 2023), and it replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). Further. the IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement certain of these provisions through guidance, as opposed to regulation, for the initial years and significant aspects of the law remain subject to ongoing regulatory implementation and legal challenges.

Additionally, in April 2025, an executive order was signed directing the Secretary of HHS to take appropriate steps to, among other things, modify certain provisions of the Medicare Drug Price Negotiation Program, and develop and implement a payment model to reduce the price of high-cost prescription drugs and biological products covered by Medicare. In May 2025, a further executive order was signed directing the Secretary of HHS to propose rules that impose “most-favored-nation” pricing and to take other measures to reduce the cost of prescription drugs. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.

Although we do not directly commercialize pharmaceutical products, our royalty revenues are based on the net sales of products commercialized by our licensees, and the IRA’s drug pricing and rebate provisions could reduce the prices that may be charged for certain products or increase mandatory rebates and discounts owed by manufacturers. To the extent our licensed products are or become subject to Medicare price negotiations, inflation-based rebates, Medicare Part D manufacturer discounts or other pricing constraints, our licensees’ net sales of such products may be reduced. Because our royalty revenues are based on a percentage of net sales, any reduction in pricing, increased rebates or discounts, or other limitations on reimbursement could materially reduce the royalty payments we receive.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The ACA, the IRA and any further changes in the law or regulatory framework, including additional drug pricing reform measures, could also have an adverse effect on our business, financial condition, and results of operations.

Further, if a federal government shutdown were to occur for a prolonged period, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, the ability of our licensees to sell our products to government payers may be limited, thereby reducing anticipated net sales and royalty revenues.

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

Government authorities continue to pursue actions against pharmaceutical companies for violations of fraud, abuse and other laws.

The federal government has pursued actions against pharmaceutical companies for violations of fraud, abuse, and other laws, including, but not limited to the AKS, False Claims Act, FDCA, HIPAA, HITECH, Ryan Haight Act, and others, including marketing and promotional compliance programs or codes of conduct, and law or rules requiring reporting of commercial activities.

Ours or our licensee’s compliance controls, policies, and procedures may not be sufficient to protect against acts of ours or their employees, business partners, licenses, or vendors that may violate federal or state fraud and abuse laws or other applicable requirements.

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

Although many of the ingredients in our dietary supplement products are vitamins, minerals, and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. Furthermore, our hormone therapy or patient-controlled, long-acting contraceptive pharmaceutical products have been approved by the FDA based on its assessment of the safety and efficacy of these products. While we believe that all of these products and the combinations of ingredients in them are safe when taken as directed, the products could have certain undesirable side effects if not taken as directed or if taken by a consumer who has certain medical conditions. In addition, these products may not have the effect intended if they are not taken in accordance with certain instructions, which include certain dietary or other labeling restrictions. Furthermore, the products, even when used as directed, may not have the effects intended or will not have harmful side effects in an unforeseen way or on an unforeseen cohort. If any of our products are shown to be harmful or generate negative publicity from perceived harmful effects, our business, financial condition, results of operations, and prospects could be harmed significantly.

Our products face significant competition from branded and generic products, and our operating results will suffer if we fail to compete effectively.

Development and awareness of our products will depend largely upon our licensee’s success in increasing the consumer base for our products. The pharmaceutical and dietary supplement industries are intensely competitive and subject to rapid and significant technological change. Our products face intense competition, including from major multinational pharmaceutical and dietary supplement companies, established biotechnology companies, specialty pharmaceutical, and generic drug companies. Many of these companies have greater financial and other resources, such as larger R&D staffs and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly and may be more effective in selling and marketing their products. They also may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we sell or develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. If our licensees are unable to economically promote or maintain our brand, our business, results of operations and financial condition could be severely harmed. Loss of exclusivity may provide opportunity for competing products, particularly generics, to siphon off our consumers. In addition, under the Mayne License Agreement, the royalty rate is subject to a 2% reduction upon the earlier to occur of (i) the expiration or revocation of the last valid claim covering a Licensed Product, and (ii) a generic product launch (a “LOE”).

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an ANDA submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”) seeking approval to market a generic version of IMVEXXY. See “If our efforts or the efforts of our licensees to protect the proprietary nature of the intellectual property covering our hormone therapy pharmaceutical products and other products are not adequate, we may not be able to compete effectively in our market” below for more information regarding the IMVEXXY Notice Letter. In March 2020, we received a Paragraph IV certification notice letter (the “BIJUVA Notice Letter”) regarding an ANDA submitted to FDA by Amneal Pharmaceuticals. See Item 1. Business – Pharmaceutical Regulation – Regulatory Exclusivity for more information on the BIJUVA Notice Letter.

In addition, in June 2024, Mayne Pharma received a Paragraph IV certification notice letter (the “Sun Notice Letter”) regarding an ANDA submitted to the FDA by Sun Pharma Inc. (“Sun Pharma”), seeking approval from the FDA to commercially manufacture, use, or sell a generic version of IMVEXXY and alleging that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. An adverse ruling in this matter could trigger LOE, and thereby reduce our royalty rate under the Mayne License Agreement, earlier than expected. As of December 31, 2025, the litigation remains ongoing and has progressed to claim construction. See Item 3. Legal Proceedings for more information.

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

As of December 31, 2025, we had federal net operating loss (“NOL”) carryforwards of $584.6 million. Subject to applicable limitations, our NOL may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce our future federal income taxes otherwise payable.

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

In the IMVEXXY Notice Letter, Teva alleges that IMVEXXY Patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents FDA from granting final approval of the ANDA for 30 months from the date of the Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. As of December 31, 2025, the litigation remains ongoing and has progressed to claim construction, which the courts determine the meaning and scope of the asserted patent claims that will govern subsequent infringement and validity analysis.

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

We must rely on Mayne Pharma to file lawsuits or take other actions to protect or enforce our patents and they may not take such actions or be successful.

Competitors may infringe our patents or the patents of the ANNOVERA licensor. Following the Mayne Transaction, we no longer have the express right to enforce our intellectual property. To counter infringement or unauthorized use, we must rely on Mayne Pharma to file infringement claims, including with respect to Teva’s IMVEXXY Notice Letter. Mayne Pharma may not have sufficient financial or other resources to file and pursue such infringement claims in the United States, which typically last for years before they are concluded. In addition, the Mayne Lawsuits could adversely affect our working relationship and may reduce Mayne Pharma’s willingness or incentive to aggressively pursue infringement claims, to devote sufficient financial and managerial resources to patent enforcement and to coordinate litigation strategy with us. If Mayne Pharma were to decline to pursue, delay, settle on unfavorable terms, or otherwise inadequately prosecute infringement claims, our patent protection and the associated royalty revenues could be materially adversely affected. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.

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

Our common stock is currently listed on the Nasdaq Global Select Market. We have no current plans to delist our common stock from Nasdaq. However, following the transaction with Mayne Pharma, when we changed our business to become a royalty company, we may be treated as a “public shell” company under the Nasdaq rules, the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria. Additionally, we may be subject to delisting proceedings as a result of our failure to maintain compliance with additional continued listing requirements of Nasdaq.

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

As of December 31, 2025, Rubric Capital Management LP (“Rubric”) and its affiliates beneficially owned approximately 25.5% of our common stock. Rubric may be able to largely determine the outcome of all matters requiring stockholder approval. For example, Rubric may be able to largely control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union is governed by the European Union General Data Protection Regulation the (“GDPR”), which imposes wide-ranging requirements relating to, among other things, the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

In July 2020, the Court of Justice of the European Union issued its long-awaited decision in the case Data Protection Commission v. Facebook Ireland, Schrems. The decision on this case invalidated the European Commission’s adequacy decision for the EU-U.S. Privacy Shield Framework, calling into question personal data transfers from the EU to the U.S. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal information for companies that self-certify to the Trans-Atlantic Data Privacy Framework (the “DPF”). While we have yet to determine the full impact of the DPF on our business, any transfers by us or our vendors or licensees of personal information subject to the GDPR may not comply with data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions.

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

Our employee and business partners are responsible for the security of the information in our systems or under our control and to ensure that private and financial information is kept confidential. Should an employee or business partner not follow appropriate security measures, including those related to cyber threats or attacks or other tactics, as well as our privacy and security policies and procedures, the improper release of personal information, including PHI, or confidential business or financial information, or misappropriation of assets could result. The release of such information or misappropriation of assets could have an adverse effect on our business, financial condition, and results of operations.

Employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by our employee could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately, or to disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. We have adopted a Code of Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with these laws or regulations. If any such actions are instituted against us or our licensees, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

General risks related to our intellectual property

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent or delay us from developing or commercializing our pharmaceutical product candidates.

Our commercial success depends, in part, on our not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we entered with regard to our technologies and products. We are aware of numerous third-party U.S. and non-U.S. issued patents and pending applications that exist in the technical areas of our pharmaceutical products, including compounds, formulations, treatment methods, and synthetic processes, which may be applied towards the synthesis of hormones, for example. Patent applications are confidential when filed and remain confidential until publication, approximately 18 months after initial filing, while some patent applications remain unpublished until issuance. As such, there may be other third-party patents and pending applications of which we are currently unaware with claims directed towards composition of matter, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our products or product candidates. Therefore, we cannot ever know with certainty the nature or existence of every third-party patent filing. We cannot provide assurances that our licensees or their partners will be free to manufacture or market our products as planned or that we or the ANNOVERA licensors’ and partners’ patents will not be opposed or litigated by third parties. If any third-party patent was held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture, or methods of treatment related to the use or manufacture of any of our products, the holders of any such patent may be able to block our ability to commercialize the applicable product unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may not be able to obtain a license to such patent on favorable terms or at all. Failure to obtain such license may have an adverse effect on our business.

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

If the Company’s continued exploration of strategic alternatives is unsuccessful, our financial condition and results of operations may be materially adversely affected.

As previously announced, the Company continues to evaluate a variety of strategic alternatives that may include, but not be limited to, an acquisition, merger or other business combination, or other strategic transactions involving the Company. Any potential strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. We may incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. Any potential transaction or other strategic alternative, if consummated, may not provide greater value to our stockholders than that reflected in the current price of our common stock. In addition, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock.

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

The trading price of our common stock on Nasdaq is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include the following:

●	changes in laws or regulations applicable to our products;

●	unanticipated serious safety concerns related to the use of our products;

●	the inability for our licensees to obtain adequate supply for our products or the inability to do so at acceptable prices;

●	adverse regulatory decisions;

●	an adverse ruling in the Mayne Lawsuits;

●	the introduction of new products or technologies offered by our competitors;

●	the effectiveness of our licensees’ commercialization efforts;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	actual or anticipated variations in quarterly operating results;

●	the failure to meet or exceed the estimates and projections of the investment community;

●	the overall performance of the U.S. equity markets and general political and economic conditions;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	additions or departures of key management personnel;

●	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

●	sales of our common stock by us or our stockholders in the future;

●	significant lawsuits, including patent or stockholder litigation;

●	changes in the market valuations of similar companies;

●	the trading volume of our common stock;

●	increases in our common stock available for sale upon expiration of lock-up agreements;

●	effects of natural or man-made catastrophic events or other business interruptions; and

●	other events or factors, many of which are beyond our control.

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

Our stockholders may experience dilution upon future equity issuances, including convertible debt or equity securities we may issue in the future, the exercise of stock options to purchase common stock granted to our employee, consultants and directors, including options to purchase common stock granted under our stock option and equity incentive plans or the issuance of common stock in settlement of previously issued awards under our stock option and equity incentive plans that may vest in the future.

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this 2025 10-K Report, including the risk factor captioned “We may not be able to maintain effective and efficient information systems or properly safeguard our information systems.” While to date we have not identified any breaches from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, the sophistication of cybersecurity threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our program is designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner. We also carry cybersecurity insurance to protect the Company in the event of a cybersecurity breach and to provide resources if a cybersecurity breach occurs.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function. The Audit Committee of our Board of Directors bears primary responsibility for the oversight of our cybersecurity risk. Periodically management updates our Audit Committee about various risks facing the Company, of which cybersecurity may be included.

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

Item 2. Properties

We operate from a fully remote environment. We have a lease in Boca Raton, Florida that includes 62,748 rentable square feet, or the full premises, of which the lease of 7,561 square feet commenced in 2018 and the lease of 55,187 square feet commenced in August of 2019, or the full premises commencement date. In June 2019, we entered into an agreement with the same lessors to lease an additional 6,536 square feet of administrative office space in the same location, pursuant to an addendum to such lease, which commenced in May 2020. The lease will expire 11 years after the full premises commencement date, unless terminated earlier in accordance with the terms of the lease. We have the option to extend the term of the lease for two additional consecutive periods of five years. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised. The term of the lease includes escalating rent and free rent periods. We are also responsible for certain other operating costs under the lease, including electricity and utility expenses. We have sublet all of our leased property in Boca Raton as a result of shifting our business to become a pharmaceutical royalty company and terminating our employees.

Item 3. Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of December 31, 2025, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If we are unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal proceeding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

In June 2024, Mayne Pharma received the Sun Notice Letter regarding an ANDA submitted to the FDA by Sun Pharma. The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the Sun Notice Letter, Sun Pharma alleges that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the Sun Notice Letter expire in 2032 or 2033. In July 2024, we and Mayne Pharma filed a complaint for patent infringement against Sun Pharma in the United States District Court for the District of New Jersey arising from Sun Pharma’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Sun Pharma’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Sun Pharma from infringing the IMVEXXY Patents. As of December 31, 2025, the litigation remains ongoing and has progressed to claim construction, which the courts determine the meaning and scope of the asserted patent claims that will govern subsequent infringement and validity analysis.

Beginning on December 30, 2022 and per the Mayne License Agreement, Mayne Pharma is responsible for all enforcement of our patents, including the responsibility for and costs of litigation discussed above with respect to Teva and Sun Pharma.

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. The parties have 14 days to object to these recommendations.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. The parties have 14 days to object to this recommendation. As of December 31, 2025, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of December 31, 2025, the closing price of our common stock on Nasdaq was $1.63 per share. As of March 30, 2026, there were 58 stockholders of record of our common stock.

Performance graph

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide this information.

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

Item 6. Reserved

Item 7. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis in conjunction with the information set forth under our consolidated financial statements and the notes to those financial statements included elsewhere in this 2025 10-K Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Statement Regarding Forward-Looking Information.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including, but not limited to, the risks and uncertainties described under “Risk Factors” elsewhere in this 2025 10-K Report.

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

Under the Mayne License Agreement, Mayne Pharma agreed to pay us one-time milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma agreed to pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80.0 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma agreed to pay us minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below. Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

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

Employees

As of December 31, 2025, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations. On August 15, 2023, we entered into a master services agreement with JZ Advisory Group, pursuant to which Joseph Ziegler serves as our Principal Financial and Accounting Officer.

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

Results of operations

As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods prior to the Closing Date. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 to the consolidated financial statements included in this 2025 10-K Report.

The following table sets forth the results of our operations (in thousands):

	Years ended December 31,
	2025	2024
Revenue, net:
License revenue	$3,022	$1,761
Operating expenses:
General and administrative	6,852	6,096
Write-off and impairment of patents	176	1,268
Depreciation & amortization	384	509
Total operating expenses	7,412	7,873
Loss from operations	(4,390)	(6,112)
Other income (expense):
Interest income, net	142	135
Sublease income	1,847	1,352
Miscellaneous income	1,748	2,282
Total other income	3,737	3,769
Loss from continuing operations before income taxes	(653)	(2,343)
Income tax benefit	-	31
Net loss from continuing operations	(653)	(2,312)
Income from discontinued operations, net of income taxes	84	131
Net loss	$(569)	$(2,181)

Revenue. As part of our transformation and the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods presented.

We recorded $3,022 thousand in license revenue during the year ended December 31, 2025 primarily from the Mayne License Agreement, an increase of $1,261 thousand, or 71.6%, compared to $1,761 thousand in license revenue during the year ended December 31, 2024. The increase is primarily attributable to changes in sales of licensed products.

General and administrative. General and administrative expenses for 2025 were $6,852 thousand, an increase of $756 thousand, or 12.4%, compared to $6,096 thousand for 2024. This increase was primarily attributable to higher bonus expense and increased investor relations costs in 2025.

Write-off and impairment of patents. We recognized a $176 thousand write-off for abandoned patents and application in 2025, compared to a $1,268 thousand impairment loss in 2024.

Depreciation & amortization. Depreciation and amortization expense for 2025 was $384 thousand, a decrease of $125 thousand, or 24.6%, compared to $509 thousand for 2024. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for 2025 were $7,412 thousand, a decrease of $461 thousand, or 5.9%, compared to $7,873 thousand for 2024. The decrease was primarily attributable to lower impairment charges recognized in 2025 compared to 2024, which was partially offset by higher bonus expense and increased costs related to investor communications.

Loss from operations. For 2025, we had a loss from operations of $4,390 thousand, a decrease in loss of $1,722 thousand, or 28.2%, compared to loss from operations of $6,112 thousand for 2024. This change reflects the increase in sales from licensed products and the increased efficiencies realized as a royalty-based business.

Other income. In 2025, we had other income of $3,737 thousand, a decrease of $32 thousand, or 0.8%, compared to other income of $3,769 thousand in 2024. The decrease was primarily attributable to the absence of rental settlement gain and contract breakage settlements recognized in 2024, which was partially offset by the higher sublease income and increased royalty income from Mayne Pharma in 2025.

Benefit for income taxes. For 2025, no income tax benefits was recognized from continuing operations. In 2024, the Company recognized $31 thousand income tax benefits from continuing operations.

Net loss from continuing operations. For 2025, we had net loss from continuing operations of $653 thousand, or $0.06 per basic and diluted common share, a decrease in loss of $1,659 thousand, compared to net loss from continuing operations of $2,312 thousand, or $0.20 per basic and diluted common share, for 2024.

Discontinued Operations. For 2025, net income from discontinued operations was $84 thousand, a decrease of $47 thousand, compared to net income from discontinued operations of $131 thousand for 2024.

For additional information, see “Note 2. Discontinued Operations”, in the notes to the consolidated financial statements appearing elsewhere in this 2025 10-K Report for further details.

Liquidity and capital resources

Our primary use of cash is to fund our continuing operations. We have funded our operations primarily through revenue from licensed royalties, public offerings of our common stock and private placements of equity and debt securities, and the transactions with Mayne Pharma. As of December 31, 2025, we had cash and cash equivalents totaling $7,483 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

Pursuant to the Mayne License Agreement, Mayne Pharma has agreed to pay us one-time, milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma has agreed to pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma has agreed to pay us minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below. Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

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

The initial draw-down occurred on June 29, 2023, consisting of a sale of 312,525 shares of Common Stock at a price per share equal to $3.6797. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023, Rubric drew an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the draw-down, before expenses. There were no draw-downs in 2025 and 2024.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans to satisfy our such needs in the short-term and in the long-term. As a result, there is substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of the financial statements included in this 2025 10-K Report.

Cash flows

The following table reflects the major categories of cash flows from continuing operations for each of the periods (in thousands).

	Years ended December 31,
Cash flow from continuing operations	2025	2024
Net cash provided by operating activities	$2,454	$1,170
Net cash used in discontinued operations	(30)	(438)
Net increase in cash	$2,424	$732

Operating Activities from continuing operations. Net cash provided by operating activities in 2025 was $2,454 thousand, an increase of $1,284 thousand, compared to net cash provided in operating activities of $1,170 thousand for 2024. This increase was primarily driven by the significant reduction in loss from continuing operations and favorable changes in accrued expenses and other current liabilities, partially offset by lower non-cash adjustments such decreased long-lived asset impairment charges in 2025.

Financing Activities from continuing operations. There was no cash received from financing activities for both 2025 and 2024.

Net cash used in discontinued operations. Net cash used in discontinued operations for 2025 was $30 thousand, a decrease of $408 thousand, as compared to net cash used in discontinued operations of $438 thousand for 2024. This change relates primarily to a decreased level of activities associated with our discontinued operations.

For additional details, see the consolidated statements of cash flows included in our consolidated financial statements in this 2025 10-K Report.

Other liquidity measure

Receivable from Mayne Pharma. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of December 31, 2025, and 2024, we had a royalty receivable of $3,159 thousand and $3,327 thousand, respectively, relating to the short-term portion of royalty receivable from Mayne Pharma and $13,713 thousand and $16,010 thousand, respectively relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See “Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition)” to the consolidated financial statements included in this 2025 10-K Report.

Contractual obligations, off-balance sheet arrangements, purchase commitments and employment agreements

Our contractual obligations and off-balance sheet arrangements are discussed below. For additional information on any of the following and other obligations and arrangements, see “Note 7. Commitments and Contingencies” to the consolidated financial statements included in this 2025 10-K Report.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered, for which there may or may not be limitations on potential damages. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of December 31, 2025.

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

Commitments

Information regarding commitments is in “Note 7. Commitments and contingencies” to the consolidated financial statements included in this 2025 10-K Report.

Employment agreements

Information regarding employment agreements is in “Note 7. Commitments and contingencies” to the consolidated financial statements included in this 2025 10-K Report.

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2025 10-K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to identifiable intangible assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the areas described below as critical to our business operations and the understanding of our results of operations given the uncertainties associated with the assumptions underlying each estimate. For a detailed discussion on the application of these and other significant accounting policies, see “Note 1. Basis of presentation, new accounting standards and summary of significant accounting policies” to the consolidated financial statements included in this 2025 10-K Report.

Discontinued Operations

Discontinued operations comprise activities that were disposed of at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a business shift having a major effect on the Company’s operations and financial results according to Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements. In 2022, we started classifying commercial activities as discontinued operations due to the cessation of these operations. For additional information, see “Note 2. Discontinued Operations”, in the notes to the consolidated financial statements appearing elsewhere in this 2025 10-K Report.

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

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. The parties have 14 days to object to these recommendations.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. The parties have 14 days to object to this recommendation. As of December 31, 2025, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of December 31, 2025, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

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

On December 30, 2022, we closed a License Agreement with Mayne Pharma pursuant to which we sold to Mayne Pharma the exclusive license rights in our product ANNOVERA and granted an exclusive license in other products, including IMVEXXY and BIJUVA. Under the terms of the License Agreement, we received $140 million at closing and we are eligible to receive additional payments in the aggregate of up to an additional $30 million based on the achievement of sales milestones (collectively, the “Milestone Amounts”). The proceeds at closing were allocated between consideration for the sale of ANNOVERA and the initial license fee for the Licensed Products, as the sale of ANNOVERA was accounted for under ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets in arriving at the gain on disposal (see Note 2 to the consolidated financial statements included in this 2025 10-K Report), while the license grant of the other products were recognized under the provisions of ASC 606, Revenue from Contracts with Customers, as a license of functional intellectual asset. The proceeds were allocated among the Licensed Products on the relative net present value of forecasted future product sales from those products. The Milestone Amounts will be recognized, as applicable, in subsequent periods based on actual product sales that exceed the respective net sales milestones as such variable consideration is constrained by the occurrence of the subsequent sales.

Our royalty revenue recognized in 2025 and 2024 primarily related to royalties provided for under the Mayne License Agreement based on Mayne Pharma’s sales of the Licensed Products subject to that agreement. Under the Mayne License Agreement, the Company is entitled to earn royalties on net sales of all of the Licensed Products at a royalty rate of (i) 8% on the first $80 million of net sales of the Licensed Products and (ii) 7.5% on net sales of all of the Licensed Products after the first $80 million of net sales. The royalty rate is subject to a 2% reduction upon the earlier to occur of (i) the expiration or revocation of the last valid claim covering a Licensed Product, and (ii) a generic product launch (a “LOE”). We are entitled to minimum annual royalties beginning with the year ending December 31, 2023 ($3 million annual minimum) and continuing with 3% annual increases through the year ending December 31, 2034 (the “Minimum Annual Royalty”). The Minimum Annual Royalty originally totaled $42.6 million, and this total amount was allocated among the Licensed Products on the relative net present value of forecasted future product sales from those products. The portion allocated to consideration for the sale of ANNOVERA was attributed towards the gain on disposal of that asset. For the remaining portion allocated to the license grants for the other products, we determined that the minimum guarantee underlying the Minimum Annual Royalty should be treated as fixed consideration and recognized under ASC 606 at the point in time when the license was transferred. Since the Minimum Annual Royalty will be received in annual installments through 2034, we determined the transaction price allocated under ASC 606 contained a significant financing component, and we therefore determined the initial royalty revenue and corresponding receivable based on the present value of the allocated Minimum Annual Royalty. The present value was calculated using a discount rate of 10.45%, based on the credit characteristics of Mayne Pharma and the timing of future payments, and the value will be accreted to full value through the earlier of January 1, 2034 or a LOE. This royalty receivable is a contract asset as of December 31, 2025, and is further subject to offset by Mayne Pharma.

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

For additional discussion on revenue, see “I. Revenue recognition” in “Note 1. Basis of presentation, new accounting standards and summary of significant accounting policies” to the consolidated financial statements included in this 2025 10-K Report.

Recent accounting pronouncements

Information regarding accounting standards issued or effective in 2025 is included in “Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies” to the consolidated financial statements.

Item 7A. Quantitative and qualitative disclosures about market risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide this information.

Item 8. Financial statements and supplementary data

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this 2025 10-K Report, which financial statements, notes, and reports are incorporated herein by reference.

Item 9. Change in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

Evaluation of disclosure controls and procedures

Our management evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this 2025 10-K Report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations on effectiveness of controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate because of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on management’s assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2025.

This 2025 10-K Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this 2025 10-K Report.

Item 9B. Other information

None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

None.

PART III

Item 10. Directors, executive officers and corporate governance

Directors1

The following table sets forth certain information regarding the current directors of the Company.

Name	Age	Position
Tommy G. Thompson	84	Chairman of the Board (2)
Cooper C. Collins	47	Director (1)(2)
Gail K. Naughton, Ph.D.	70	Director (1)
Justin H. Roberts	43	Director (1)(2)

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

TOMMY G. THOMPSON Chairman of the Board Director Since: 2012 Age: 84 Committee: Audit

Biographical Information

Tommy G. Thompson has served as a director of our Company since May 2012 and as the Chairman of the Board of Directors since March 2024. He previously served as the Chairman of the Board of Directors from May 2012 until September 2022 and as Executive Chairman of the Board from September 2022 until March 2024. From July 2020 until March 2022, Secretary Thompson served as the Interim President of the University of Wisconsin system. Secretary Thompson also serves as the Chief Executive Officer of Thompson Holdings, a consulting firm. As the Governor of Wisconsin from January 1987 to February 2001, Secretary Thompson was perhaps best known for his efforts to revitalize the Wisconsin economy, for his national leadership on welfare reform, and for his work toward expanding healthcare access across all segments of society. As the former Secretary of the U.S. Department of Health & Human Services, or HHS, from February 2001 to January 2005, Secretary Thompson served as the nation’s leading advocate for the health and welfare of all Americans. Secretary Thompson was a partner in the law firm of Akin Gump Strauss Hauer & Feld LLP, or Akin Gump, from March 2005 to January 2012, when he resigned to run for the United States Senate. Secretary Thompson served as an Independent Chairman of the Deloitte Center for Health Solutions, a healthcare consulting company, from March 2005 to May 2009. At the Deloitte Center for Health Solutions and at Akin Gump, Secretary Thompson built on his efforts at HHS to work toward developing solutions to the healthcare challenges facing American families, businesses, communities, states, and the nation as a whole. Secretary Thompson has also served as the President of Logistics Health, Inc., a provider of medical readiness and homeland security solutions, from February 2005 to January 2011. Secretary Thompson has served as a Senior Fellow for the Bipartisan Policy Center, a non -profit organization focused on bipartisan advocacy and policymaking, since July 2013. Secretary Thompson also serves as a member of the board of directors for United Therapeutics Corporation [NASDAQ: UTHR] and Healthpeak Properties, Inc. (f/k/a Physicians Realty Trust) [NYSE: DOC]. Secretary Thompson also served as a member of the boards of directors of Tyme Technologies, Inc. [NASDAQ: TYMI] from August 2017 to February 2020, Centene Corporation [NYSE: CNC] from April 2005 to January 2022 and Scilex Holding Company [NASDAQ: SCLX] from 2022 to 2023, and has historically served on the boards of directors of other public companies.

Key Qualifications and Experience

We believe Secretary Thompson’s experience in public service and on the boards of directors of numerous public companies, particularly his services and knowledge related to the healthcare industry as a whole, makes him well suited to serve on our Board of Directors. Secretary Thompson received both his B.S. and J.D. from the University of Wisconsin-Madison.

[1]	NTD: Biographies to be confirmed per D&O questionnaires.

COOPER C. COLLINS Director Since: 2012 Age: 47 Committees: Audit Compensation

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

GAIL K. NAUGHTON, PH.D. Director Since: 2020 Age: 70 Committee: Compensation

Biographical Information

Gail K. Naughton, Ph.D. has served as a director of our Company since March 2020. Dr. Naughton has served as the Chief Scientific Officer and Chief Business Development Officer of Histogen, a company she founded that is focused on the development of novel solutions based on the products of cells grown under simulated embryonic conditions, since April 2017. Dr. Naughton served as the Chairman and Chief Executive Officer of Histogen from June 2007 until April 2017. Prior to Histogen, Dr. Naughton was the Vice Chairman of Advanced Tissue Sciences, Inc., a human-based tissue engineering company, from March 2002 to October 2002, President from August 2000 to March 2002, President and Chief Operating Officer from 1995 to 2000 and Executive Vice President, Chief Operating Officer from 1991 to 1995. Dr. Naughton also served as Dean of the College of Business Administration at San Diego State University from August 2002 to June 2011. She has spent over 30 years extensively researching the tissue engineering process, holds over 105 U.S. and foreign patents, and has founded two regenerative medicine companies. Dr. Naughton has brought several tissue engineered products to market including a product for severe burns (TransCyte), a dermal replacement for diabetic ulcers (Dermagraft), an aesthetic dermal filler (Cosmederm/Cosmeplast), and SkinMedica’s TNS product for skin care. Dr. Naughton has been extensively published and a frequent speaker in the field of tissue engineering. In 2000, Dr. Naughton received the 27th Annual National Inventor of the Year award by the Intellectual Property Owners Association in honor of her pioneering work in the field of tissue engineering. Dr. Naughton previously served as a member of several public company boards of directors since 1988, including Cytori Therapeutics, Inc. [NASDAQ: CYTX] from July 2014 until January 2018 and CEL-SCI Corporation [NYSE American: CVM] from August 2022 until April 2024.

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

JUSTIN ROBERTS Director Since: 2022 Age: 43 Committees: Audit Compensation

Biographical Information

Mr. Roberts is a Partner at Rubric, a role he has held since the formation of the company in 2016. He currently serves as a Non-Executive Director of Mereo BioPharma Group plc [NASDAQ: MREO]. Before Rubric, he spent seven years at Point72 Asset Management. Mr. Roberts has also held roles at ZS Associates, Moore Capital Management, and began his career at Lehman Brothers as an investment banker in their M&A practice.

Key Qualifications and Experience

We believe Mr. Roberts’ extensive executive experience, his finance background, and his service on other public company boards and committees, provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors. Mr. Roberts graduated with honors from Johns Hopkins University.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position
Marlan D. Walker	51	Chief Executive Officer
Joseph Ziegler	53	Principal Financial and Accounting Officer

Listed below are biographical descriptions of our current executive officers.

Marlan Walker has served as Chief Executive Officer of our Company since December 2022. Previously he served as General Counsel of our Company from March 2016. Mr. Walker previously also served as Chief Development Officer from April 2018 to December 2019 and as our Corporate and Intellectual Property Counsel from June 2013 until he became our General Counsel. Mr. Walker’s experience is focused in management of legal issues and risk in the life science industries across a variety of disciplines. His legal practice prior to his time at TherapeuticsMD included long-term portfolio strategy and management, patent preparation and prosecution, contract negotiation and drafting, life-cycle management, and Hatch-Waxman matters. After law school, he took a position at Greenberg Traurig, LLP in August 2005. In March of 2009, he moved to Luce Forward Hamilton & Scripps. Mr. Walker accepted an in-house position as Intellectual Property Counsel for Medicis Pharmaceutical Corp. in June 2011, which was acquired by Valeant Pharmaceutical International, Inc. in December 2012. In February 2013, Mr. Walker accepted a position at Kilpatrick Townsend & Stockton, but chose to move in-house again in June 2013, when he accepted a position at our Company. Mr. Walker graduated from Arizona State University Sandra Day O’Connor College of Law with his J.D. in 2004, and an L.L.M. in Intellectual Property Law at The George Washington University Law School in 2005. He holds a Master’s Degree in Molecular Biology and a B.S. degree, both earned from Brigham Young University.

Joseph Ziegler has served as Principal Financial and Accounting Officer of our Company since August 2023 and has served as founder and chief executive officer of JZ Advisory Group, a consulting company largely focused on providing fractional CFO and outsourced accounting services to middle-market and entrepreneurial businesses, since January 2022. He previously served as the Chief Financial Officer of DAS Health, a private equity owned provider of IT Services to healthcare providers, from April 2021 to December 2021 and as the Chief Financial Officer of Encompass Onsite, a provider of end-to-end property solutions, from November 2018 to February 2021. Prior to joining Encompass Onsite, he held multiple roles as a CFO in the healthcare industry, including private equity backed specialty pharmacy Biomatrix and Novis Pharmaceuticals. Mr. Ziegler served as a director of Progressive Care Inc. from December 2021 until December 2024. He earned his B.S. in Finance and an M.B.A. from Florida Atlantic University.

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

No director is related by blood, marriage, or adoption to any director, executive officer or person chosen to become a director or executive officer. No arrangements or understandings exist between any director and any other person pursuant to which such person was selected as a director. Further, there are no legal proceedings to which any director is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

Committee Charters, Corporate Governance, and Code of Ethics

Our Board of Directors has adopted charters for the Audit and Compensation Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct and Ethics, and a Code of Ethics for the Chief Executive Officer and senior financial officers of our Company. We post on our website, at www.therapeuticsmd.com: the charters of our Audit and Compensation Committees; our Corporate Governance Guidelines, Code of Conduct and Ethics, and Code of Ethics for the Chief Executive Officer and senior financial officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the SEC or Nasdaq. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices.

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

Director Attributes

We seek a broad range of experiences, viewpoints, educational backgrounds, skills, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience and leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our Company. We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis prohibited by law. The assessment of directors is made in the context of the perceived needs of our Board of Directors from time to time.

All of our directors have held high-level positions in business or professional service firms and have experience in dealing with complex issues. We believe that all of our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our Company. In addition to these attributes, the description of each director’s background set forth above indicates the specific experience, qualifications, and skills necessary to conclude that each individual should continue to serve as a director of our Company.

Board Leadership Structure

We believe that effective board leadership structure depends on the experience, skills, and personal interaction among persons in leadership roles as well as the needs of our Company at any point in time. We currently maintain separate roles between the Chief Executive Officer and the Chairman of the Board of Directors in recognition of the differences between the two responsibilities. Our Chief Executive Officer is responsible for setting our strategic direction and day -to-day leadership and performance of our Company. The Chairman of the Board of Directors provides input to the Chief Executive Officer, sets the agenda for board meetings, and presides over meetings of the full Board of Directors as well as executive sessions of our Board of Directors. Our Board of Directors believes that our current leadership structure provides the most effective leadership model for our Company, as it promotes balance between the Board of Directors’ independent authority to oversee our business and the Chief Executive Officer and his management team, which manage the business on a day-to-day basis.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2025, Dr. Naughton and Messrs. Collins and Roberts served as members of the Compensation Committee.

None of Dr. Naughton and Messrs. Collins and Roberts have been at any time one of our officers or employees or had any relationship with us that requires disclosure under Item 404 of Regulation S-K under the Exchange Act.

During the fiscal year ended December 31, 2025, none of our executive officers served on the compensation committee or board of directors of any entity whose executive officers serve as a member of our Board of Directors or Compensation Committee.

Compensation Recovery Policy

In 2023, we adopted a policy on recoupment of incentive compensation, or clawback policy, which provides for recoupment of compensation in certain circumstances in the event of a restatement of our financial results, in accordance with the requirements of SEC rules and Nasdaq listing standards implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. A copy of our policy on recoupment of incentive compensation is incorporated by reference as Exhibit 97 to this 2025 10-K Report.

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

Insider Trading Policy

On March 25, 2025, our Board of Directors adopted an insider trading policy that governs transactions in our securities by our directors, officers, employees and their respective family members and affiliates that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. In addition, it is our policy to comply with federal securities laws and applicable stock exchange listing standards regarding trading in our own securities. A copy of our insider trading policy is incorporated by reference as Exhibit 19 to this 2025 10-K Report.

Board and Committee Meetings

Our Board of Directors held a total of eight meetings during the fiscal year ended December 31, 2025. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by all committees of our Board of Directors on which such director was a member.

During the fiscal year ended December 31, 2025, the Audit Committee held three meetings and the Compensation Committee held one meeting.

Annual Meeting Attendance

We encourage our directors to attend each annual meeting of stockholders. Two of our directors virtually attended the 2025 annual meeting of stockholders.

Communications with Directors

Stockholders may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to our Board of Directors of TherapeuticsMD, Inc. at the address set forth in this proxy statement c/o any specified individual director or directors. Any such letters are forwarded to the indicated directors. In addition, at the request of the Board of Directors, communications that do not directly relate to our Board of Directors’ duties and responsibilities as directors will be excluded from distribution. Such excluded items include, among others, “spam,” advertisements, mass mailings, form letters, and email campaigns that involve unduly large numbers of similar communications; solicitations for goods, services, employment or contributions; and surveys. Additionally, communications that appear to be unduly hostile, intimidating, threatening, illegal or similarly inappropriate will also be screened for omission. Any excluded communication will be made available to any director upon his or her request.

Item 11. Executive compensation

Our Board of Directors has appointed a Compensation Committee, consisting of independent members of our Board of Directors, to review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer, or CEO, evaluate the performance of our CEO on achieving those goals and objectives, and determine or recommend to our Board of Directors the compensation of our CEO based on this evaluation. The Compensation Committee also recommends to our Board of Directors, or as directed by our Board of Directors, determines and approves, the compensation of our other executive officers. The Compensation Committee makes every effort to ensure our executive compensation program is consistent with our values and is aligned with our business strategy and corporate goals.

As a smaller reporting company, the rules of the U.S. Securities and Exchange Commission permit us to omit the Compensation Discussion and Analysis section and to report the compensation of our principal executive officer, each of our two other most highly compensated executive officers who were serving at the end of our last completed fiscal year, and up to two additional former executive officers for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year (collectively, our “NEOs”).

For 2025, our NEOs were:

●	Marlan Walker, CEO

●	Joseph Ziegler, Principal Financial and Accounting Officer

As of December 31, 2025, we employed one full-time employee primarily engaged in an executive position — Mr. Marlan Walker, our Chief Executive Officer. Mr. Ziegler serves as our Principal Financial and Accounting Officer pursuant to a master services agreement (the “Master Services Agreement”) with JZ Advisory Group (“JZ Advisory”). See “Ziegler Master Services Agreement” below.

Fiscal Year 2025 Summary Compensation Table

The following table lists the compensation of our NEOs for the years provided. The following information includes the dollar value of salaries, bonus awards, the number of awards granted, non-equity incentive plan compensation, and certain other compensation, if any.

Name and Principal Position	Year	Salary		Bonus ($)		Stock Awards ($)	Option Award(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Marlan D. Walker	2025	500,000		-		-	50,000	-	11,137	(2)	561,137
Chief Executive Officer	2024	500,000		200,000	(4)	-	-	-	9,174	(2)	759,174

Joseph Ziegler	2025	120,000	(3)	-		-	-	-	-		120,000
Principal Financial and Accounting Officer	2024	120,000	(3)	-		-	-	-	-		120,000

(1)	Represents the grant date fair value of options granted.

(2)	Other compensation paid in the fiscal year 2024 and fiscal year 2025 was related to (i) employer match to 401(k) plan of $2,000, and (ii) health and welfare benefits paid by the Company.

(3)	The amounts represent the fixed fee paid to JZ Advisory in accordance with the Master Services Agreement.

(4)	Represents the amounts earned under our annual performance-targeted incentive plan, which were earned during the indicated fiscal year but portions of which may not been paid until after the end of indicated fiscal year.

Outstanding Equity Awards at Fiscal Year-End 2025

The following tables set forth information with respect to outstanding equity-based awards held by our NEOs at December 31, 2025.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise	Option
Name	Equity Award Date	Exercisable (#)	Unexercisable (#)	Price ($)	Expiration Date
Marlan D. Walker	07/30/2019	4,000	-	109.00	07/30/2029
	11/3/2025	67,492	-	0.74	11/3/2035
Joseph Ziegler	-	-	-	-	-

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

Employment Agreement

Marlan D. Walker has an amended and restated employment agreement, as amended (the “Walker Employment Agreement”), with the Company that commenced on December 18, 2018, and was amended effective October 15, 2021, December 30, 2022, February 21, 2023 and December 17, 2024. The Walker Employment Agreement provides that we will continue to employ Mr. Walker, and Mr. Walker will continue to serve the Company, unless sooner terminated pursuant to the terms of the Walker Employment Agreement. The Walker Employment Agreement provides for: (i) a base salary of $428,000 per year until April 15, 2023; thereafter, a base salary of $500,000 per year and a lump-sum bonus payment of $20,909, which was paid in April 2023 (ii) an annual short-term incentive compensation of 50% of salary, at the discretion of our Board of Directors, and (iii) 70,000 RSUs vesting on June 30, 2023. Mr. Walker will receive employee benefits, vacation, and other perquisites as may be determined from time to time.

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

The Company has agreed to pay JZ Advisory $10,000 a month for the services provided under the Master Services Agreement, which monthly rate will continue until the parties negotiate a future retainer amount. Mr. Ziegler was also granted 7,500 restricted stock units, which vested on August 17, 2024. The Master Services Agreement will continue through the third anniversary of the Effective Date, unless earlier terminated (the “Term”). The Term will automatically be extended for successive one-year periods unless either party provides written notice of non-extension no less than thirty (30) days in advance. The Master Services Agreement may be terminated pursuant to its terms. The Master Services Agreement contains certain covenants and agreements of the parties, including certain indemnification obligations of each party.

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

Termination or Resignation in Connection with a Change in Control

In the event of termination of Mr. Walker’s employment without “good cause” or resignation by the executive for “good reason” in the twelve months following a change in control, Mr. Walker would be entitled to, subject to his signing and not revoking a full and complete release of all claims against the Company and its affiliates, (i) the sum of his salary, payable on a biweekly basis ratably over eighteen (18) months, and one and one half times (1.5x) his target annual incentive compensation for the fiscal year in which such termination of employment occurs, (ii) payment for any annual short-term incentive compensation earned for the calendar year immediately preceding the calendar year of such termination, (iii) unpaid accrued base salary and unused vacation pay through the termination date, and (iv) amounts accrued but unpaid at the time of termination. Furthermore, the above obligations of the Company are subject to the executive complying with a non-solicitation agreement of employees and customers, and a non-competition agreement.

Termination by Reason of Death or Disability

For Mr. Walker, in the event of termination of the executive’s employment by reason of his death or “disability” (as such term is defined in the Walker Employment Agreement), in addition to those payments and benefits provided to salaried employees generally, including amounts accrued but unpaid at the time of termination, he would be entitled to (i) pro-rated target annual incentive compensation for the fiscal year in which such termination of employment occurs, payable in a lump sum, subject to the executive’s signing and not revoking a full and complete release of all claims against the Company and its affiliates in the event of a disability, (ii) immediate vesting of all outstanding equity awards that vest solely on the passage of time, accrued but unused vacation pay through the termination date, payable in a lump sum, and (iv) all other rights and benefits the executive is vested in, pursuant to other plans and programs of our Company.

Termination by the Executive Without Good Reason

The table below reflects the amount of compensation to Marlan Walker, the only NEO currently employed by the Company, assuming termination of such executive’s employment without cause or for good reason or following a change in control of our company on December 31, 2025. Other than as set forth below, no amounts will be paid to our NEOs in the event of termination.

Marlan Walker

Executive Benefits and Payments	Termination Without Good Cause or with Good Reason (Not in Connection with a Change in Control) ($)		Termination Without Good Cause or with Good Reason Following a Change in Control ($)		Termination by Reason of Death or Disability ($)
Cash severance	807,692	(1)	807,692	(2)	250,000	(3)

(1)	Consists of payments due to executive for (i) eighteen (18) months of his then current salary, (ii) 150% target annual incentive compensation, (iii) health and welfare benefits for twenty-four (24) months, (iv) unused PTO, and (v) any annual short-term incentive compensation earned from the prior year that had not yet been paid by the Company.

(2)	Consists of payments due to executive for (i) eighteen (18) months of his then current salary, (ii) 150% target annual incentive compensation, (iii) unused PTO, and (iv) any annual short-term incentive compensation earned from the prior year that had not yet been paid by the Company.

(3)	Represents full annual incentive compensation that would be prorated based on termination date.

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

DIRECTOR COMPENSATION

We compensate our non-employee directors with a combination of cash and equity. Our Board of Directors receives the following cash compensation for their service: each director receives an annual cash retainer of $57,500; the chairperson of the Board receives an additional $22,500 annual cash retainer; the chairperson of our Audit Committee receives an annual cash retainer of $30,000 and the other members of the Audit Committee receive an annual cash retainer of $15,000; and the chairperson of the Compensation Committee receives an annual cash retainer of $20,000 and the other members of the Compensation Committee receive an annual cash retainer of $12,000. We also reimburse our directors for reasonable expenses related to attendance at Board of Directors and committee meetings. We do not pay our directors per meeting fees.

The following table and accompanying footnotes detail compensation paid to our directors for services rendered for the year ended December 31, 2025. Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, but he has elected not to receive any compensation for his service as a non-employee director at this time.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)
Tommy G. Thompson	95,000	9,775	-	104,775
Cooper C. Collins	99,500	9,775	-	109,275
Gail Naughton, Ph.D.	77,500	9,775	-	87,275
Justin Roberts	-	-	-	-

(1)	As of December 31, 2025, each of the directors listed in the “Director Compensation” table had the following awards outstanding:

Name	Option Awards (#)	Stock Awards (#)
Tommy G. Thompson	5,750	8,500
Cooper C. Collins	4,000	8,500
Gail Naughton, Ph.D.	-	8,500
Justin Roberts	-	-

The stock awards listed above include 8,500 restricted stock units that were not vested as of December 31, 2025, for each of Mr. Thompson, Mr. Collins and Dr. Naughton, respectively.

(2)	We grant RSUs for shares of common stock to non-employee directors. We value our RSUs by reference to our stock price on the date of grant. We recognize compensation expense for RSUs based on a straight-line basis over the requisite service period of the entire award.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2026, by the following:

●	each of our directors and named executive officers;

●	all of our directors and executive officers as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 30, 2026. Shares issuable pursuant to stock options, warrants, and convertible securities are deemed outstanding for computing the percentage of the person holding such options, warrants, or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o TherapeuticsMD, Inc., 951 Yamato Road, Suite 220, Boca Raton, Florida 33431.

	Shares Beneficially Owned
Name of Beneficial Owners	Number	Percent(1)
Executive Officers and Directors:
Marlan D. Walker(2)	212,623	1.8%
Tommy G. Thompson(3)	43,262	*
Cooper C. Collins(4)	64,516	*
Gail K. Naughton, Ph.D.(5)	8,500	*
Justin Roberts	-	-
Joseph Ziegler(6)	7,500	-
All executives and directors as a group (6 persons)	336,401	2.9%
5% Stockholders:
Rubric Capital Management LP(7)	2,946,908	25.5%
Clearline Capital LP(8)	635,222	5.5%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Based on 11,574,362 shares outstanding as of March 23, 2026.

(2)	Includes (i) 141,131 shares held by Mr. Walker directly and (ii) 71,492 shares issuable to Mr. Walker upon the exercise of vested stock options.

(3)	Includes (i) 14,312 shares held by Thompson Family Investments, LLC, an entity solely owned by Thompson Family Holdings, LLC, an entity solely owned by Mr. Thompson, (ii) 23,179 shares held by Mr. Thompson directly, (iii) 21 shares held indirectly by Thompson Family Holdings, LLC and (iv) 5,750 shares issuable to Mr. Thompson upon the exercise of vested stock options.

(4)	Includes (i) 60,516 shares held by Mr. Collins directly and (ii) 4,000 shares issuable to Mr. Collins upon the exercise of vested stock options. Mr. Cooper has pledged 100% of his shares.

(5)	Includes 8,500 shares held by Dr. Naughton directly.

(6)	Includes 7,500 shares held by Mr. Ziegler directly.

(7)	Based solely on the Schedule 13D/A filed with the SEC by Rubric Capital Management LP on November 17, 2023. Rubric Capital Management LP has shared voting and shared dispositive power over 2,946,908 shares. The address of Rubric Capital Management LP is 155 East 44th Street, Suite 1630, New York, NY 10017.

(8)	Based solely on a Schedule 13G filed with the SEC by Clearline Capital LP on February 12, 2025. Clearline Capital LP has shared voting and shared dispositive power over 635,222 shares. The address of Clearline Capital LP is 950 Third Avenue, 23rd Floor, New York, NY 10022.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2025, the following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders, which plans do not provide for the issuance of warrants or other rights.

	(a) Number of Securities to be Issued Upon			(b)	(c) Number of Securities Remaining Available For Future Issuance
Plan Name	Exercise of Outstanding Options (#)	Vesting and Settlement of Restricted Stock Units (“RSUs”) (#)	Vesting and Settlement of Performance Stock Units (“PSUs”) (#)	Weighted- Average Exercise Price of Outstanding Options ($)	Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a))(1) (#)
Equity Compensation Plans Approved by Stockholders
2019 Plan	450	-	-	53.50	428,779
2012 Plan	6,800	-	-	299.75	-
2009 Plan	9,275	-	-	294.78	-
Equity Compensation Plans Not Approved by Stockholders
None	-	-	-	-	-

(1)	The number of remaining shares of common stock available for future issuance is based on an assumption that the maximum performance goals for PSUs were achieved, where applicable.

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

Compensation arrangements for our directors and NEOs are described elsewhere in this Annual Report on Form 10-K.

Agreements with Rubric Capital Management LP

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on the Board of Directors. As a director of the Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022 and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, and in accordance with the terms of the Certificate of Designation, the Company redeemed all 29,000 outstanding shares of the Company’s Series A Preferred Stock from Rubric at a purchase price of $1,333 per share. The Company also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between the Company and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the subscription agreement and received gross proceeds of $1.15 million before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown before expenses. There were no drawdowns in 2025 and 2024.

Independence

See Item 10 - Directors, Executive Officers and Corporate Governance above for a discussion on director independence.

Item 14. Principal accountant fees and services

Our independent registered public accounting firm is Carr, Riggs & Ingram, L.L.C. (“CRI”).

On January 20, 2026, the Audit Committee of the Board dismissed Berkowitz Pollack Brant, Advisors + CPAs (“BPB”) as our independent registered public accounting firm and appointed CRI for the fiscal year ending December 31, 2025. The dismissal was not related to any disagreement with BPB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The following table represents aggregate fees billed to our Company for the fiscal year ended December 31, 2025 by CRI:

	2025 ($)	2024 ($)
Audit fees	82,024	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	82,024	-

The following table represents aggregate fees billed to our Company for the fiscal year ended December 31, 2025 and 2024 by BPB:

	2025 ($)	2024 ($)
Audit fees	114,886	201,326
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	114,886	201,326

Audit fees consist of fees associated with the annual audit, reviews of our annual and quarterly reports, and other filings with the SEC as well as comfort letters and consents.

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

PART IV

Item 15. Exhibits and financial statement schedules

(a)	Financial statements and financial statements schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this 2025 10-K Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated July 6, 2009, among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	Agreement and Plan of Reorganization, dated June 11, 2010, among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization, dated October 25, 2007 (3)
2.4	Agreement and Plan of Merger, dated July 18, 2011, among vitaMedMD, LLC, AMHN, Inc., and vitaMed Acquisition, LLC(4)
2.5***+	Stock Purchase Agreement, dated March 6, 2022, by and between TherapeuticsMD, Inc. and GoodRx, Inc. (5)
3.1	Articles of Conversion of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (6)
3.2	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (6)
3.3†	Composite Amended and Restated Articles of Incorporation of the Company, as amended
3.4	Bylaws of the AMHN, Inc. (7)
3.5	First Amendment to Bylaws of the Company, dated December 17, 2015 (8)
3.6	Second Amendment to Bylaws of the Company, adopted May 27, 2022 (9)
3.7	Third Amendment to Bylaws of the Company, dated July 29, 2022 (10)
3.8	Certificate of Change to Articles of Incorporation of the Company (11)
3.9	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (10)
3.10	Fourth Amendment to Bylaws of the Company, dated June 29, 2023 (12)
3.11†	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed in the State of Nevada, dated January 5, 2026.
4.1	Form of Certificate of Common Stock (13)
4.2	Description of Securities of the Company (14)
10.1	Form of Common Stock Purchase Warrant (15)
10.2*	Form of Non-Qualified Stock Option Agreement (15)
10.3*	TherapeuticsMD, Inc. 2019 Stock Incentive Plan (16)
10.4*	First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan (17)
10.5*	Amended and Restated 2012 Stock Incentive Plan (18)
10.6*	2009 Long Term Incentive Compensation Plan, as amended (19)
10.7*	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (20)
10.8	Form of Warrant to Purchase Common Stock, dated August 5, 2020 (21)
10.9	Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020, dated November 8, 2020 (22)

10.10	Second Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020 (23)
10.11	Subscription Agreement, dated August 5, 2020, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto (21)
10.12***	License Agreement, dated July 30, 2018, by and between TherapeuticsMD, Inc. and The Population Council, Inc. (24)
10.13***	Lease, dated October 5, 2018, by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc. (25)
10.14***	License and Supply Agreement, dated June 6, 2019, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited (26)
10.15*	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors (22)
10.16***+	License Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022 (27)
10.17***+	Transaction Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022 (27)
10.18**	Amendment No. 1 to the License Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022 (14)
10.19	Amendment No. 1 to the Transaction Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022 (14)
10.20*	Amended and Restated Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (14)
10.21*	Amendment, effective October 15, 2021, to the Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (14)
10.22*	Amendment, dated February 21, 2023, to the Employment Agreement, dated as of December 18, 2018, as extended effective October 15, 2021, by and between TherapeuticsMD, Inc. and Marlan Walker (28)
10.23*	Amendment, dated December 17, 2024, to the Employment Agreement, dated as of December 18, 2018, as extended effective February 21, 2023, by and between TherapeuticsMD, Inc. and Marlan Walker (33)
10.24*	General Consulting and Services Agreement by and between TherapeuticsMD, Inc. and MCD Consulting Management Services, LLC, dated February 21, 2023 (28)
10.25	Subscription Agreement, dated May 1, 2023, between TherapeuticsMD, Inc. and Rubric Capital Management LP (29)
10.26*	Master Services Agreement, dated August 15, 2023, between TherapeuticsMD, Inc. and JZ Advisory Group (30)
16	Letter from Berkowitz Pollack Brant Advisors + CPAs to the Securities and Exchange Commission, dated January 20, 2026 (32)

19	Insider Trading Policy (33)
21.1†	Subsidiaries of the Company
23.1†	Consent of Berkowitz Pollack Brant
23.2†	Consent of Carr, Riggs & Ingram, L.L.C.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1††	Section 1350 Certification of Chief Executive Officer
32.2††	Section 1350 Certification of Chief Financial Officer
97.1	TherapeuticsMD, Inc. Policy on Recoupment of Incentive Compensation (31)
101†	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part IV, Item 15(a), “Financial Statements and Financial Statements Schedules” of this Annual Report on Form 10-K
104†	Inline XBRL for the cover page of this Annual Report on 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Indicates a contract with management or compensatory plan or arrangement.

**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Filed herewith.

††	Furnished herewith.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(5)	Filed as an exhibit to Form 8-K filed with the Commission on March 10, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).

(9)	Filed as an exhibit to Form 8-K filed with the Commission on June 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(10)	Filed as an exhibit to Form 8-K filed with the Commission on August 1, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(11)	Filed as an exhibit to Form 8-K filed with the Commission on May 9, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(12)	Filed as an exhibit to Form 8-K filed with the Commission on July 6, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(13)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).

(14)	Filed as an exhibit to Form 10-K for the year ended December 31, 2022 filed with the Commission on April 7, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(15)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(16)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).

(17)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on April 14, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(18)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(19)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).

(20)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 4, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(21)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(22)	Filed as an exhibit to Form 10-Q filed with the Commission on November 9, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(23)	Filed as an exhibit to Form 10-K for the year ended December 31, 2020 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(24)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).

(25)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(26)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(27)	Filed as an exhibit to Form 8-K filed with the Commission on December 5, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(28)	Filed as an exhibit to Form 8-K filed with the Commission on February 27, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(29)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 17, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(30)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 14, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(31)	Filed as an exhibit to Form 10-K for the year ended December 31, 2023 filed with the Commission on March 29, 2024 and incorporated herein by reference (SEC File No. 001-00100).

(32)	Filed as an exhibit to Form 8-K filed with the Commission on January 20, 2026 and incorporated herein by reference (SEC File No. 001-00100).

(33)	Filed as an exhibit to Form 10-K for the year ended December 31, 2024 filed with the Commission on March 30, 2025 and incorporated herein by reference (SEC File No. 001-00100).

Item 16. Form 10-K summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2025 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2026.

THERAPEUTICSMD, INC.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2025 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2026.

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
Justin Roberts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TherapeuticsMD, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TherapeuticsMD, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statement of operations, stockholders’ equity, and cash flows the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the Company previously presented sublease income within general and administrative expenses in 2024. In the current year, the Company has revised its presentation to classify sublease income within other income. Accordingly, the prior year presentation has been reclassified to conform to the current year presentation. Except for the effects of the retrospective presentation for this reclassification, we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended. Other than as stated above, we do not express an opinion or any other form of assurance about whether such financial position and the results of its operations and its cash flows as of and for the year ended December 31, 2024, have been fairly stated. Those balances were audited by the predecessor auditor.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Mayne Pharma, LLC Allowance for Rebates, Returns, and Wholesale Distributor Fees

As described further in Note 1 to the consolidated financial statements, the Company determined the acquisition of net working capital by Mayne Pharma, LLC in accordance with the Transaction Agreement. The Transaction Agreement included significant estimates, which are subject to change for a period of up to two years. The Company received financial claims from Mayne Pharma, LLC in the current year related to this agreement for amounts owed under the provisions of the Transaction Agreement related to wholesale distributor fees, returns, rebates of licensed products. The Company does not believe these claims are substantiated and thus, did not record an amount due to the licensee as of December 31, 2025. As disclosed in the consolidated financial statements, the Company has filed a lawsuit against Mayne Pharma, LLC seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma, LLC relating thereto. Mayne Pharma, LLC then filed a lawsuit against the Company seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. We identified the estimated allowance for rebates, returns, and wholesale distributor fees as a critical audit matter. This determination was primarily driven by the subjectivity inherent in the estimates, the significant auditor judgment involved, and the level of effort required to evaluate management’s supporting evidence. This includes assessing key assumptions related to allowances for rebates, returns, and wholesale distributor fees, as well as management’s assertion that no additional liabilities will be incurred.

Our audit procedures performed to address the critical matter included, among others:

●	Review the letters sent to the licensee in response to financial claims.

●	Review original Transaction Agreement and subsequent amendments.

●	Review the rebates and returns analysis performed by the Company, assess method utilized, calculation, and conclusion reached for reasonableness.

/s/ Carr, Riggs & Ingram, L.L.C.

We have served as the Company’s auditor since 2026.

Palm Beach Gardens, FL

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TherapeuticsMD, Inc. and Subsidiaries

Opinion on the Financial Statements

XX

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

XXX

Basis for Opinion

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of December 31,
	2025	2024

Assets:
Current assets:
Cash and cash equivalents	$7,483	$5,059
Royalty receivable, current portion	3,525	3,562
Prepaid and other current assets	3,437	3,638
Total current assets	14,445	12,259
License rights and other intangible assets, net	3,761	4,321
Right of use assets, net	5,293	6,102
Royalty receivable, long term	13,713	16,010
Other non-current assets	444	130
Total assets	$37,656	$38,822
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$377	$258
Accrued expenses and other current liabilities	1,741	2,127
Current liabilities of discontinued operations	2,667	2,781
Total current liabilities	4,785	5,166
Operating lease liabilities	5,122	5,542
Other non-current liabilities	873	744
Total liabilities	10,780	11,452
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value $0.001; 32,000 and 32,000 shares authorized, 11,574 and 11,532 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	979,256	979,181
Accumulated deficit	(952,391)	(951,822)
Total stockholders’ equity	26,876	27,370
Total liabilities and stockholders’ equity	$37,656	$38,822

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2025	2024
Revenue, net:
License revenue	$3,022	$1,761
Operating expenses:
General and administrative	6,852	6,096
Write-off and impairment of patents	176	1,268
Depreciation & amortization	384	509
Total operating expenses	7,412	7,873
Loss from operations	(4,390)	(6,112)
Other income (expense):
Interest income, net	142	135
Sublease income	1,847	1,352
Miscellaneous income	1,748	2,282
Total other income	3,737	3,769
Loss from continuing operations before income taxes	(653)	(2,343)
Income tax benefit	—	31
Net loss from continuing operations	(653)	(2,312)
Income from discontinued operations, net of income taxes	84	131
Net loss	$(569)	$(2,181)
(Loss) income per common share, basic:
Continuing operations	$(0.06)	$(0.20)
Discontinued operations, net	0.01	0.01
Net loss per common share, basic	$(0.05)	$(0.19)
(Loss) income per common share, diluted:
Continuing operations	$(0.06)	$(0.20)
Discontinued operations, net	0.01	0.01
Net loss per common share, diluted	$(0.05)	$(0.19)

Weighted average common shares, basic	11,569	11,532
Weighted average common shares, diluted	11,569	11,532

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	11,532	$11	$978,917	$(949,641)	$29,287
Share-based compensation	—	—	264	—	264
Net loss	—	—	—	(2,181)	(2,181)
Balance, December 31, 2024	11,532	11	979,181	(951,822)	27,370
Share-based compensation	42	—	75	—	75
Net loss	—	—	—	(569)	(569)
Balance, December 31, 2025	11,574	$11	$979,256	$(952,391)	$26,876

The accompanying notes are an integral part of these consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(569)	$(2,181)
Less: Income from discontinued operations, net of tax	84	131
Net loss from continuing operations	(653)	(2,312)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	384	509
Write-off and impairment of patents	176	1,268
Share-based payment compensation costs	75	264
Amortization of right of use assets	809	771
Changes in operating assets and liabilities:
Prepaid and other current assets	201	397
Other assets	2,020	1,930
Accounts payable	119	231
Accrued expenses and other current liabilities	272	(1,006)
Lease liabilities	(1,078)	(990)
Other non-current liabilities	129	108
Total adjustments	3,107	3,482
Net cash provided by continuing operating activities	2,454	1,170
Discontinued operations:
Net cash used in operating activities	(30)	(438)
Net cash used in discontinued operations	(30)	(438)
Net increase in cash	2,424	732
Cash and cash equivalents - continuing operations, beginning of period	5,059	4,327
Total cash and cash equivalents, end of period	$7,483	$5,059

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

Under the Mayne License Agreement, Mayne Pharma agreed to pay us milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma agreed to pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80.0 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma agreed to pay us minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below. Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of December 31, 2025 and 2024, we employed one full-time employee primarily engaged in an executive position.

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

Going concern

Following the transaction with Mayne Pharma, our primary source of revenue is from royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. We may need to raise capital to provide additional liquidity to fund our operations. To address our capital needs, we may pursue various equity and debt financing and other alternatives. The equity financing alternatives may include the private placement of equity, equity-linked, or other similar instruments or obligations with one or more investors, lenders, or other institutional counterparties or an underwritten public equity or equity-linked securities offering. Our ability to sell equity securities may be limited by market conditions, including the market price of our common stock, and our available authorized shares.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate draw-downs at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw-down, before expenses. On November 15, 2023, Rubric drew an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the draw-down, before expenses.

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

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. The parties have 14 days to object to these recommendations.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. The parties have 14 days to object to this recommendation. As of December 31, 2025, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of December 31, 2025, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

If Mayne Pharma’s sales of Licensed Products grow more slowly than expected or decline, if the net working capital settlement with Mayne Pharma under the Transaction Agreement is greater than our current estimates, if we are unsuccessful with future financings or the supply chains related to the third-party contract manufacturers are worse than we anticipate, our existing cash reserves may be insufficient to satisfy our liquidity requirements. The potential impact of these factors in conjunction with the uncertainty of the capital markets raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements.

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

As part of the transformation and as a result of the Mayne Transaction, all results associated with former commercial operations have been reflected as discontinued operations in the consolidated financial statements. Assets and liabilities associated with the commercial business are classified as assets and liabilities of discontinued operations in the consolidated balance sheets. Additional disclosures regarding discontinued operations are provided in Note 2 of these consolidated financial statements.

Certain amounts in the notes to the consolidated financial statements may not add due to rounding. Certain prior period amounts have been reclassified to conform to current-period presentation.

B. New accounting standards

Recently Issued Accounting Standards – Adopted During the Fiscal Year

As of December 2025, we have adopted the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU No. 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company adopted this accounting standard update for the year ended December 31, 2025.

Recently Issued Accounting Standards – Not Yet Adopted

In July 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient related to the estimation of expected credit losses for accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606, “Revenue Recognition.” ASU No. 2025-05 requires an entity to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The requirements of ASU No. 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods beginning in the first quarter of 2026. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect a material change as a result of ASU No. 2025-05.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU No. 2024-03 requires additional income statement disclosures, including the disaggregation of specific categories of expenses underlying the line items presented on the income statement. Additionally, ASU No. 2024-03 requires enhanced disclosure of selling expenses. As clarified by ASU No. 2025-01, the requirements of the guidance are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. For the Company, annual reporting requirements under ASU No. 2024-03 will be effective for its Annual Report on Form 10-K for the year ending December 31, 2027 and interim reporting requirements will be effective beginning in the first quarter of 2028. Early adoption is permitted, and the amendments should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and notes thereto.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU No. 2025-11 has three primary objectives: to specify the form and content choices for interim financial statements and accompanying notes; to incorporate a comprehensive list of required interim disclosures; and to introduce a disclosure principle requiring entities to disclose events since the end of the previous annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The requirements of ASU No. 2025-11 are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. For the Company, the requirements of ASU No. 2025-11 will be effective beginning in the first quarter of 2028. The Company does not expect a material change as a result of ASU No. 2025-11.

C. Discontinued Operations

Discontinued operations comprise activities that were disposed of at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a business shift having a major effect on the Company’s operations and financial results according to Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements. In 2022, we started classifying commercial activities as discontinued operations due to the cessation of these operations. No amounts for shared general and administrative operating support expense were allocated to discontinued operations. As required by the terms of the Financing Agreement, dated as of April 24, 2019, as amended, with Sixth Street Specialty Lending, Inc., as administrative agent, the various lenders from time-to-time party thereto, and certain of our subsidiaries party thereto from time to time as guarantors, the proceeds from both transactions were used to fully repay our outstanding debt borrowings. As a result, interest expense and amortization of deferred financing costs as well as expense for accretion of Series A Preferred Stock and loss on extinguishment of debt are included within income (loss) from discontinued operations, net of tax. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. For additional information, see Note 2. Discontinued Operations.

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

E. Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

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

The carrying amount of our cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments, which are considered Level 1 under the fair value hierarchy.

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

Under ASC 606 Revenue from Contracts with Customers, a royalty receivable is recorded when the underlying sales or usage has occurred and the company has an unconditional right to payment (i.e., only the passage of time is required). It is measured at the amount expected to be collected, subject to an allowance for expected credit losses under ASC 326 Current Expected Credit Losses, and is included in Royalty receivable, current portion on the consolidated balance sheets.

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

On December 30, 2022, we granted an exclusive license to commercialize our prescription products and assigning the Company’s exclusive license to commercialize ANNOVERA to Mayne Pharma, which resulted in a business shift that had a major effect on our operations and financial results. As part of the transformation that included the Mayne License Agreement, all results associated with former commercial operations have been reflected as discontinued operations in the Company’s consolidated financial statements for all periods prior to the Closing Date. Since December 31, 2022, we are no longer directly engaged in the sale of prescription products.

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

Our royalty revenue in 2025 and 2024 primarily related to royalties provided for under the Mayne License Agreement based on Mayne Pharma’s sales of the licensed products subject to that agreement. Under the Mayne License Agreement, the Company is entitled to earn royalties on net sales of all of the Licensed Products at a royalty rate of (i) 8% on the first $80 million of net sales of the Licensed Products and (ii) 7.5% on net sales of all of the Licensed Products after the first $80 million of net sales. The royalty rate is subject to a 2% reduction upon the earlier to occur of (i) the expiration or revocation of the last valid claim covering a Licensed Product, and (ii) a generic product launch (a “LOE”). We are entitled to minimum annual royalties beginning with the year ending December 31, 2023 ($3 million annual minimum) and continuing with 3% annual increases through the year ending December 31, 2034 (the “Minimum Annual Royalty”). The total Minimum Annual Royalty we are entitled to is $42.6 million, and this total amount was allocated among the Licensed Products on the relative net present value of forecasted future product sales from those products. The portion allocated to consideration for the sale of ANNOVERA was attributed towards the gain on disposal of that asset. For the remaining portion allocated to the license grants for the other products, we determined that the minimum guarantee underlying the Minimum Annual Royalty should be treated as fixed consideration and recognized under ASC 606 at the point in time when the license was transferred. Since the Minimum Annual Royalty will be received in annual installments through 2034, we determined the transaction price allocated under ASC 606 contained a significant financing component, and we therefore determined the initial royalty revenue and corresponding receivable based on the present value of the allocated Minimum Annual Royalty. The present value was calculated using a discount rate of 10.45%, based on the credit characteristics of Mayne Pharma and the timing of future payments, and the value will be accreted to full value through the earlier of January 1, 2034, or a LOE. This royalty receivable is a contract asset as of December 31, 2025 and 2024, and is further subject to offset by Mayne Pharma (see J. Contract Assets and Liabilities below).

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

In 2025, we recorded BIJUVA license sales of $632 thousand made through the Theramex License Agreement, BIJUVA and IMVEXXY license sales of $598 thousand through the Knight License Agreement and $1,791 thousand pertaining to our licensed products with Mayne Pharma, which was recognized as license revenue. Additionally, we recognized $1,291 thousand in other income pertaining to royalty sales of ANNOVERA.

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

J. Contract Assets and Liabilities

Contract assets totaling $17,238 thousand and $19,572 thousand as of December 31, 2025 and 2024, respectively, include royalties recognized from the Minimum Annual Royalty (see I. Revenue Recognition above).

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

The Company accounts for share-based compensation in accordance with ASC 718 Stock Compensation US GAAP. Compensation expense is recognized over the requisite service period based on the grant-date fair value of the awards. The fair value of stock options and warrants is estimated on the grant date using the Black-Scholes option pricing model, which requires the use of certain assumptions, including expected volatility, expected term, risk-free interest rate, and expected dividends.

Increase of authorized shares

On June 26, 2023, at our combined 2022 and 2023 Annual Meeting, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 12 million shares to 32 million shares.

On December 15, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 32 million shares to 640 million shares. The Certificate of Amendment was filed with the Secretary of State of Nevada on January 5, 2026.

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

We sublease our unoccupied facilities to third parties. Any impairment to the associated right-of-use asset, leasehold improvements, or other assets as a result of the sublease is recognized in the period when a decision to sublease is made and recorded in our consolidated statements of operations. We recognize sublease income on a straight-line basis over the sublease term.

Certain prior period continuing operation amounts have been revised due to an immaterial error in prior year presentation. Prior to 2025, sublease income of $1,352 thousand was presented with general administrative expenses on the consolidated statements of operations. Beginning in 2025, the Company presented sublease income as a component of Other Income (expense) on the Consolidated Statements of Operations to better reflect the nature of the income. Accordingly, prior period amounts for the year ended December 31, 2024, have been reclassified to conform with current year presentation. This revision had no effect on previously reported net loss or per share amounts.

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

P. Revisions and Reclassifications

Certain prior period continuing operation amounts have been revised due to an immaterial error in prior year presentation. Prior to 2025, sublease income of $1,352 thousand was presented with general administrative expenses on the consolidated statements of operations. Beginning in 2025, the Company presented sublease income as a component of Other Income (expense) on the Consolidated Statements of Operations to better reflect the nature of the income. Accordingly, prior period amounts for the year ended December 31, 2024, have been reclassified to conform with current year presentation. This revision had no effect on previously reported net loss or per share amounts.

Certain prior period continuing operation amounts have been reclassified to conform with current period presentation. Interest Income and Interest Expense were historically presented within Miscellaneous Income and beginning this year, are separately presented as a component of Other Income (expense). Accordingly, prior period amounts for the year ended December 31, 2024, have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported net loss or per share amounts.

Additionally on the Consolidated Statement of Cash Flows, we have separately presented changes in operating lease liabilities beginning in 2025 and have reclassified amounts pertaining to amortization of right-of-use assets within net cash provided by continuing operating activities. Accordingly, prior period amounts for the year ended December 31, 2024, have been reclassified to conform with current year presentation and had no effect on previously reported net cash provided by continuing operating activities.

Amounts within the footnotes to the Consolidated Financial Statements, Note 3. Prepaid and other current assets and Note 5. Accrued expenses and other current liabilities, have been reclassified for presentation purposes only.

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

Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in our consolidated balance sheets as of December 31, 2025 and 2024.

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

The following table presents results of discontinued operations (in thousands):

	Years ended December 31,
	2025	2024

General and administrative expenses	$26	$64
Operating loss from discontinued operations	(26)	(64)
Gain on disposal of assets	110	—
Other income, net	—	195
Total other income, net	110	195
Net income from discontinued operations	$84	$131

The following table presents the carrying amounts of the classes of liabilities of discontinued operations (in thousands):

	As of December 31,
	2025	2024
Liabilities:
Accrued expenses and other current liabilities	$2,667	$2,781

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Insurance	$89	$70
Capitalized legal	2,334	2,334
Rent Receivable	672	539
Other	342	695
Total prepaid and other current assets	$3,437	$3,638

4. Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net (in thousands):

	As of December 31, 2025			As of December 31, 2024
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$5,695	$2,423	$3,272	$5,766	$2,058	$3,708
Hormone therapy drug patents applied and pending approval	$180	—	180	304	—	304
Intangible assets subject to amortization	5,875	2,423	3,452	6,070	2,058	4,012
Intangible assets not subject to amortization:
Trademarks/trade name rights	$309	—	309	309	—	309
Intangible assets, net	$6,184	$2,423	$3,761	$6,379	$2,058	$4,321

We recorded, in continuing operations, amortization expense related to patents of $384 thousand for 2025 and $509 thousand for 2024.

We conduct regular reviews of the individual patents and portfolios. During the year ended December 31, 2025, we recorded $176 thousand in write-off of patents pending approval as result of our review. We recognized an impairment loss of $1,268 thousand related to those abandoned patents and applications.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2026	$380
2027	380
2028	380
2029	380
2030	380
Thereafter	1,372
Total	$3,272

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Payroll and related costs	$310	$92
Professional fees	265	288
Operating lease liabilities	975	1,633
Other accrued expenses and current liabilities	191	114
Accrued expenses and other current liabilities	$1,741	$2,127

We incurred no advertising costs in 2025 and 2024.

6. Interest and financing costs

Interest income was $150 thousand for the year ended 2025, compared to $145 thousand for the year ended 2024. Interest expense and other financing costs were $8 thousand in 2025, compared to $10 thousand in 2024.

7. Commitments and contingencies

Leases

In October 2018, we entered into a lease for executive, administrative, operations and sales offices in Boca Raton, Florida. The lease includes 62,748 rentable square feet, or the full premises, of which the lease on 7,561 square feet commenced in 2018 and the lease on 48,651 square feet commenced in August 2019, or the full premises commencement date. In June 2019, we entered into an agreement with the same lessors to lease additional 6,536 square feet of administrative office space in the same location, pursuant to an addendum to such lease, which commenced in May 2020. The lease will expire 11 years after the full premises commencement date, unless terminated earlier in accordance with the terms of the lease. We have the option to extend the term of the lease for two additional consecutive periods of five years. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised. The term of the lease includes escalating rent and free rent periods. We are also responsible for certain other operating costs under the lease, including electricity and utility expenses. As a result of shifting our business to become a license company and terminating our employees, we have sublet all of our headquarters. We anticipate that sublease income will approximate the amounts due under our existing leases, therefore no impairment of the right of use asset was recorded in 2025.

For 2025 and 2024, operating lease expense (including all variable costs) related to our real estate leases was $2,310 thousand and $2,271 thousand, respectively. We subleased all our space in 2025. Sublease rental income was $1,847 thousand and $1,352 thousand for 2025 and 2024, respectively.

As of December 31, 2025, our remaining lease payments were as follows (in thousands):

Year ending December 31,
2026	$1,423
2027	1,590
2028	1,630
2029	1,671
2030	992
Thereafter	—
Total undiscounted lease payments	7,306
Less: imputed interest	(1,209)
Present value of lease payments	$6,097

The following table sets forth supplemental balance sheet information related to leases (in thousands):

	As of December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$5,293	$6,102

Liabilities:
Operating lease liabilities current (included in accrued expenses and other current liabilities)	$975	$1,633
Operating lease liabilities, non-current	5,122	5,542
Total operating lease liabilities	$6,097	$7,175

The following table presents other information related to leases:

	As of December 31,
	2025	2024
Weighted average remaining term (years) - operating leases	4.7	5.7
Weighted average discount rate - operating leases	8.3%	8.3%
Cash paid for amounts included in the measurement of lease liabilities from operating lease (in thousands)	$1,513	$1,477

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

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. The parties have 14 days to object to these recommendations.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. The parties have 14 days to object to this recommendation. As of December 31, 2025, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of December 31, 2025, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of December 31, 2025 and 2024, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If Mayne Pharma is unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

In June 2024, Mayne Pharma received a Paragraph IV certification notice letter (the “Sun Notice Letter”) regarding an ANDA submitted to the FDA by Sun Pharma Inc. (“Sun Pharma”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the Sun Notice Letter, Sun Pharma alleges that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the Sun Notice Letter expire in 2032 or 2033. In July 2024, we and Mayne Pharma filed a complaint for patent infringement against Sun Pharma in the United States District Court for the District of New Jersey arising from Sun Pharma’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Sun Pharma’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Sun Pharma from infringing the IMVEXXY Patents. As of December 31, 2025, the litigation remains ongoing and has progressed to claim construction, which the courts determine the meaning and scope of the asserted patent claims that will govern subsequent infringement and validity analysis.

Beginning on December 30, 2022 and per the Mayne License Agreement, Mayne Pharma is responsible for all enforcement of our patents, including the responsibility for and costs of litigation discussed above with respect to Teva and Sun Pharma.

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. The parties have 14 days to object to these recommendations.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. The parties have 14 days to object to this recommendation. As of December 31, 2025, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our consolidated financial condition, results of operations, or cash flows.

Off-balance sheet arrangements

As of December 31, 2025 and 2024 there were no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023, and severance obligations for executive officers were paid out by the end of the first quarter of 2025. As of December 31, 2025, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations

8. Stockholders’ Equity

Increase of authorized shares

On June 26, 2023, at our combined 2022 and 2023 Annual Meeting, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 12 million shares to 32 million shares.

On December 15, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 32 million shares to 640 million shares. The Certificate of Amendment was filed with the Secretary of State of Nevada on January 5, 2026.

Warrants

As of December 31, 2025, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2023 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2023	99	$66.61	$1,793	6.5
Expired	(1)	281.50	—	—
Balance, December 31, 2024	98	63.33	—	5.6
Balance, December 31, 2025	98	$63.33	$—	4.6

Share-based compensation payment plans

As of December 31, 2025, 105,512 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants (calculated using the base number of PSUs that may vest). As of December 31, 2025, 429,229 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2023 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, as of December 31, 2023	72	$258.55	$—	3.0	72	$258.46	$—	3.0
Expired	(15)	217.08	—	—	(15)	—	—	—
Balance, as of December 31, 2024	57	270.33	—	2.8	57	270.20	—	2.8
Granted	67	0.74	—	—	67	0.74	—	—
Expired	(19)	406.20	—	—	(19)	406.20	—	—
Balance, as of December 31, 2025	105	$74.05	$—	7.3	105	$74.04	$—	7.3

The following table summarizes the status of our RSUs and related transactions since December 31, 2023 (in thousands, except weighted average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, as of December 31, 2023	40	$9.67	$89.60
Vested	(38)	9.11	—
Balance, as of December 31, 2024	2	21.78	1.49
Granted	26	1.15	—
Vested	(2)	21.78	—
Balance, as of December 31, 2025	26	$1.15	$41.57

The following table summarizes the status of our PSUs and related transactions since December 31, 2023 (in thousands, except weighted average grant date fair value):

	PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested, as of December 31, 2023	12	$49.36	$27.30
Vested	(7)	60.50	16.16
Unvested, as of December 31, 2024	5	34.50	4.47
Vested	(5)	34.50	—
Unvested, as of December 31, 2025	—	$—	$—

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs, as well as shares of common stock issued under our employee stock purchase plan (“ESPP”) totaling $75 thousand for 2025 and $264 thousand for 2024.

As of December 31, 2025, we had $28 thousand of unrecognized share-based payment award compensation cost related to unvested options, RSUs and PSUs as well as shares issuable under our ESPP, which may be adjusted for future changes in forfeitures and is included as additional paid-in capital in the accompanying consolidated balance sheets. No tax benefit was realized due to a continued pattern of net losses.

The unrecognized compensation cost as of December 31, 2025 of $28 thousand is expected to be recognized as share-based payment award compensation over a weighted average period of 2.8 years.

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

Pursuant to the Mayne License Agreement, Mayne Pharma agreed to make one-time, milestone payments to the Company of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma agreed to pay to the Company royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma agreed to pay to the Company minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below. Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

In 2025, we recorded BIJUVA license sales of $632 thousand made through the Theramex License Agreement, BIJUVA and IMVEXXY license sales of $598 thousand through the Knight License Agreement and $1,791 thousand pertaining to our licensed products with Mayne Pharma, which was recognized as license revenue. Additionally, we recognized $1,291 thousand in miscellaneous income pertaining to royalty sales of ANNOVERA.

In 2024, we recorded BIJUVA license sales of $443 thousand made through the Theramex License Agreement, BIJUVA and IMVEXXY license sales of $195 thousand through the Knight License Agreement and $1,123 thousand pertaining to our licensed products with Mayne Pharma, which was recognized as license revenue. Additionally, we recognized $1,083 thousand in miscellaneous income pertaining to royalty sales of ANNOVERA.

10. Income taxes

The components of loss from continuing operations before income tax for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ending December 31,
	2025	2024
United States	$(653)	$(2,343)

Our (loss) income allocated between continuing operations and discontinued operations before income taxes is as follows (in thousands):

	Year Ending December 31,
	2025	2024
Loss from continuing operations before income taxes	$(653)	$(2,343)
(Loss) income from discontinued operations before income taxes	$84	$131

For the year ended December 31, 2025, there was no provision for income taxes in continuing and discontinued operations, current or deferred. For the year ended December 31, 2024, the Company recorded an income tax benefit of $31 thousand, as reflected in the rate reconciliation table below.

As of December 31, 2025, we had a federal net operating loss (“NOL”) carryforwards of $584.6 million, which is available to offset future taxable income. Approximately $27.6 million of the federal NOLs can be carried forward for 20 years and will begin to expire in 2035. The remaining $557.1 million can be carried forward indefinitely. In the event of future income, the NOL deduction arising from NOLs generated in taxable years beginning in 2021 will be limited to 80% of the excess taxable income. The Company experienced an ownership change pursuant to IRC Sec. 382 in 2022. As a result, our NOLs carryforward as of December 31, 2022 is limited.

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income for years ended December 31, 2025 is as follows (in thousands):

	2025
	Amount	Percent
U.S. Federal Statutory Rate	$(137)	21.0%
State tax rate, net of federal tax benefit (1)	-	0.0%
Foreign Tax Effects	-	0.0%
Effects of Changes in Tax Laws or Rates Enacted in Current Period	-	0.0%
Effects of Cross-Border Tax Laws	-	0.0%
Tax Credits:
R&D Credit	186	(28.6)%
Change in Valuation Allowance	(996)	152.7%
Nontaxable or Nondeductible Items:
Excess stock benefits	908	(139.2)%
Receivable Write-Off	39	(5.9)%
Changes in Unrecognized Tax Benefits	-	0.0%
Other Adjustments:
Deferred True-Ups	-	0.0%
Effective Tax Rate	$0	0.0%

(1)	State taxes in South Carolina and Illinois make up the majority (greater than 50 percent) of the effect of this category for the period ended December 31, 2025.

The reconciliation of the federal statutory rate to effective income tax rate for the years ended December 31, 2024, prior to the adoption of ASU 2023-09 is as follows (in thousands):

	2024
	Amount	Percent
Federal statutory rate	$(492)	21.0%
State tax rate, net of federal tax benefit	(8,745)	373.3%
Adjustment in valuation allowance	9,772	(417.1)%
Excess stock benefits	566	(24.2)%
Interest expense accretion	-	0.0%
Permanent and other differences	(1,132)	48.3%
Benefit for income taxes	$(31)	1.3%

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset as of December 31, 2025, and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Net operating loss	$154,284	$167,366
Share-based payment compensation	1,023	2,222
Interest expense limitation	19,240	20,901
Gain on sale of ANNOVERA	(2,888)	(3,637)
Accrual for sales returns and coupons	621	670
R&D credit	—	186
Other, net	59	319
Deferred income tax asset	172,339	188,027
Valuation allowance	(172,339)	(188,027)
Deferred income tax assets, net	$—	$—

Income taxes paid (net of refunds) are as follows:

	December 31,
	2025	2024
Jurisdiction:
South Carolina	$(18)	$—
Illinois	(13)	—
New Jersey	(4)	—
Texas	—	(8)
Pennsylvania	—	(53)
Tennessee	—	(10)
All Other States	(1)	(9)
Total Taxes Paid	$(36)	$(80)

State taxes in South Carolina and Illinois make up the majority (greater than 50 percent) of the effect of this category for the period ended December 31, 2025.

We believe that it is more likely than not that we will not generate sufficient future taxable income to realize a portion of tax benefits related to the deferred tax assets and as such, a valuation allowance has been established against a portion of the deferred tax assets as of both December 31, 2025 and 2024.

Since our first year of operations in 2011, we generated net operating losses, and our U.S. federal and state tax returns remain open to examination.

As of December 31, 2025, and 2024, we had no tax positions relating to open tax returns that were considered to be uncertain, and we had no unrecognized tax benefits. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company evaluated the enacted effects of the legislation on its effective tax rate and cash tax position, finding that the legislation did not have a material impact on its financial statements.

11. Loss per common share

The following table sets forth the computation of basic and diluted (loss) income per common share for the periods presented (in thousands, except per share amounts):

	Years Ending December 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(653)	$(2,312)
Income from discontinued operations	84	131
Net loss	$(569)	$(2,181)
Denominator:
Weighted average common shares outstanding - basic	11,569	11,532
Effect of dilutive securities	—	—
Weighted average common shares outstanding - diluted	11,569	11,532

Loss per common share, continuing operations
Basic	$(0.06)	$(0.20)
Diluted	$(0.06)	$(0.20)
Income per common share, discontinued operations
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Since we reported a net loss from continuing operations for the years ending December 21, 2025 and 2024, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares are the same for the years ending December 21, 2025 and 2024, respectively.

The following table sets forth the outstanding securities as of the periods presented which were not included in the calculation of diluted earnings per common share during 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Stock options	105	57
RSUs	26	2
PSUs	—	5
Warrants	98	98
	229	162

12. Related parties

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director of our Company, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share. also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the draw-down, before expenses. There were no draw-downs in 2025 and 2024.

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

For the year ended December 31, 2025, 100% of license revenue is related to Mayne Pharma, Theramex and Knight.

As of December 31, 2025, we had a royalty receivable of $3,525 thousand relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $13,713 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

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

The following tables present total revenue of the Company by geographic location.

	As of December 31,
	2025	2024
License revenue
United States	$1,792	$1,123
Non-U.S.	1,230	638
Total	$3,022	$1,761

15. Subsequent Events

None.