Form 10-K/A
period 2025-12-31
TherapeuticsMD, Inc.
filed 2026-04-01
CIK 25743

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with U.S. Securities and Exchange Commission on March 30, 2026, is being filed in order to correct printer errors in the following sections:

●	A printer error in the section entitled, “Item 12. Security ownership of certain beneficial owners and management and related stockholder matters” in Footnote 4.

●	Printer errors in the section entitled, “Item 15. Exhibits and financial statement schedules” to update and correct hyperlinks to certain exhibits and to add Footnote 34.

●	A printer error in the “Index to Financial Statements” to update and correct the Report of Independent Registered Public Accounting Firm and to delete a placeholder report.

Except as described above, there are no other changes contained in this Amendment No. 1, and we have not updated disclosures included therein to reflect any subsequent events.

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

PART IV

Item 15. Exhibits and financial statement schedules

(a)	Financial statements and financial statements schedules

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this 2025 10-K Report.

(2)	No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated July 6, 2009, among Croff Enterprises, Inc., AMHN Acquisition Corp., America’s Minority Health Network, Inc., and the Major Shareholders(1)
2.2	Agreement and Plan of Reorganization, dated June 11, 2010, among AMHN, Inc., SHN Acquisition Corp., Spectrum Health Network, Inc., and the Sole Shareholder of Spectrum Health Network, Inc.(2)
2.3	Croff Enterprises, Inc. Plan of Corporate Division and Reorganization, dated October 25, 2007 (3)
2.4	Agreement and Plan of Merger, dated July 18, 2011, among vitaMedMD, LLC, AMHN, Inc., and vitaMed Acquisition, LLC(4)
2.5***+	Stock Purchase Agreement, dated March 6, 2022, by and between TherapeuticsMD, Inc. and GoodRx, Inc. (5)
3.1	Articles of Conversion of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (6)
3.2	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (6)
3.3	Composite Amended and Restated Articles of Incorporation of the Company, as amended (34)
3.4	Bylaws of the AMHN, Inc. (7)
3.5	First Amendment to Bylaws of the Company, dated December 17, 2015 (8)
3.6	Second Amendment to Bylaws of the Company, adopted May 27, 2022 (9)
3.7	Third Amendment to Bylaws of the Company, dated July 29, 2022 (10)
3.8	Certificate of Change to Articles of Incorporation of the Company (11)
3.9	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (10)
3.10	Fourth Amendment to Bylaws of the Company, dated June 29, 2023 (12)
3.11	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed in the State of Nevada, dated January 5, 2026. (34)
4.1	Form of Certificate of Common Stock (13)
4.2	Description of Securities of the Company (14)
10.1	Form of Common Stock Purchase Warrant (15)
10.2*	Form of Non-Qualified Stock Option Agreement (15)
10.3*	TherapeuticsMD, Inc. 2019 Stock Incentive Plan (16)
10.4*	First Amendment to the TherapeuticsMD, Inc. 2019 Stock Incentive Plan (17)
10.5*	Amended and Restated 2012 Stock Incentive Plan (18)
10.6*	2009 Long Term Incentive Compensation Plan, as amended (19)
10.7*	TherapeuticsMD, Inc. 2020 Employee Stock Purchase Plan (20)
10.8	Form of Warrant to Purchase Common Stock, dated August 5, 2020 (21)
10.9	Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020, dated November 8, 2020 (22)

10.10	Second Amendment to Company Warrant issued by the Company to the Subscribers party to that certain Subscription Agreement, dated as of August 5, 2020 (23)
10.11	Subscription Agreement, dated August 5, 2020, by and among TherapeuticsMD, Inc. and the Subscribers identified on the Schedule of Subscribers attached thereto (21)
10.12***	License Agreement, dated July 30, 2018, by and between TherapeuticsMD, Inc. and The Population Council, Inc. (24)
10.13***	Lease, dated October 5, 2018, by and between 951 Yamato Acquisition Company, LLC and TherapeuticsMD, Inc. (25)
10.14***	License and Supply Agreement, dated June 6, 2019, by and between TherapeuticsMD, Inc. and Theramex HQ UK Limited (26)
10.15*	Form of Indemnification Agreement between TherapeuticsMD, Inc. and each of its executive officers and directors (22)
10.16***+	License Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022 (27)
10.17***+	Transaction Agreement by and between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated December 4, 2022 (27)
10.18**	Amendment No. 1 to the License Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022 (14)
10.19	Amendment No. 1 to the Transaction Agreement between TherapeuticsMD, Inc. and Mayne Pharma LLC, dated as of December 30, 2022 (14)
10.20*	Amended and Restated Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (14)
10.21*	Amendment, effective October 15, 2021, to the Employment Agreement, dated as of December 18, 2018, by and between TherapeuticsMD, Inc. and Marlan Walker (14)
10.22*	Amendment, dated February 21, 2023, to the Employment Agreement, dated as of December 18, 2018, as extended effective October 15, 2021, by and between TherapeuticsMD, Inc. and Marlan Walker (28)
10.23*	Amendment, dated December 17, 2024, to the Employment Agreement, dated as of December 18, 2018, as extended effective February 21, 2023, by and between TherapeuticsMD, Inc. and Marlan Walker (33)
10.24*	General Consulting and Services Agreement by and between TherapeuticsMD, Inc. and MCD Consulting Management Services, LLC, dated February 21, 2023 (28)
10.25	Subscription Agreement, dated May 1, 2023, between TherapeuticsMD, Inc. and Rubric Capital Management LP (29)
10.26*	Master Services Agreement, dated August 15, 2023, between TherapeuticsMD, Inc. and JZ Advisory Group (30)
16	Letter from Berkowitz Pollack Brant Advisors + CPAs to the Securities and Exchange Commission, dated January 20, 2026 (32)

19	Insider Trading Policy (33)
21.1	Subsidiaries of the Company (34)
23.1†	Consent of Berkowitz Pollack Brant
23.2†	Consent of Carr, Riggs & Ingram, L.L.C.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.1††	Section 1350 Certification of Chief Executive Officer
32.2††	Section 1350 Certification of Chief Financial Officer
97.1	TherapeuticsMD, Inc. Policy on Recoupment of Incentive Compensation (31)
101†	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part IV, Item 15(a), “Financial Statements and Financial Statements Schedules” of this Annual Report on Form 10-K
104†	Inline XBRL for the cover page of this Annual Report on 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Indicates a contract with management or compensatory plan or arrangement.

**	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

***	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Filed herewith.

††	Furnished herewith.

(1)	Filed as an exhibit to Form 8-K filed with the Commission on July 10, 2009 and incorporated herein by reference (SEC File No. 000-16731).

(2)	Filed as an exhibit to Form 8-K filed with the Commission on June 14, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(3)	Filed as an exhibit to Form 10-K for the year ended December 31, 2007 filed with the Commission on May 1, 2008 and incorporated herein by reference (SEC File No. 000-16731).

(4)	Filed as an exhibit to Form 8-K filed with the Commission on July 21, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(5)	Filed as an exhibit to Form 8-K filed with the Commission on March 10, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(7)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(8)	Filed as an exhibit to Form 8-K filed with the Commission on December 22, 2015 and incorporated herein by reference (SEC File No. 001-00100).

(9)	Filed as an exhibit to Form 8-K filed with the Commission on June 3, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(10)	Filed as an exhibit to Form 8-K filed with the Commission on August 1, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(11)	Filed as an exhibit to Form 8-K filed with the Commission on May 9, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(12)	Filed as an exhibit to Form 8-K filed with the Commission on July 6, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(13)	Filed as an exhibit to Form S-3 filed with the Commission on January 25, 2013 and incorporated hereby by reference (SEC File No. 333-186189).

(14)	Filed as an exhibit to Form 10-K for the year ended December 31, 2022 filed with the Commission on April 7, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(15)	Filed as an exhibit to Form 8-K filed with the Commission on October 11, 2011 and incorporated herein by reference (SEC File No. 000-16731).

(16)	Filed as an exhibit to Form S-8 filed with the Commission on June 21, 2019 and incorporated herein by reference (SEC File No. 333-232268).

(17)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on April 14, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(18)	Filed as an exhibit to Form 8-K filed with the Commission on August 22, 2013 and incorporated herein by reference (SEC File No. 001-00100).

(19)	Filed as an exhibit to Registration Statement on Form S-8 filed with the Commission on October 15, 2013 and incorporated herein by reference (SEC File No. 333-191730).

(20)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 4, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(21)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 filed with the Commission on August 7, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(22)	Filed as an exhibit to Form 10-Q filed with the Commission on November 9, 2020 and incorporated herein by reference (SEC File No. 001-00100).

(23)	Filed as an exhibit to Form 10-K for the year ended December 31, 2020 filed with the Commission on March 4, 2021 and incorporated herein by reference (SEC File No. 001-00100).

(24)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2018 filed with the Commission on November 8, 2018 and incorporated herein by reference (SEC File No. 001-00100).

(25)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 8, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(26)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on August 9, 2019 and incorporated herein by reference (SEC File No. 001-00100).

(27)	Filed as an exhibit to Form 8-K filed with the Commission on December 5, 2022 and incorporated herein by reference (SEC File No. 001-00100).

(28)	Filed as an exhibit to Form 8-K filed with the Commission on February 27, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(29)	Filed as an appendix to the Definitive Proxy Statement filed with the Commission on May 17, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(30)	Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 14, 2023 and incorporated herein by reference (SEC File No. 001-00100).

(31)	Filed as an exhibit to Form 10-K for the year ended December 31, 2023 filed with the Commission on March 29, 2024 and incorporated herein by reference (SEC File No. 001-00100).

(32)	Filed as an exhibit to Form 8-K filed with the Commission on January 20, 2026 and incorporated herein by reference (SEC File No. 001-00100).

(33)	Filed as an exhibit to Form 10-K for the year ended December 31, 2024 filed with the Commission on March 27, 2025 and incorporated herein by reference (SEC File No. 001-00100).

(34)	Filed as an exhibit to Form 10-K for the year ended December 31, 2025 filed with the Commission on March 30, 2026 and incorporated herein by reference (SEC File No. 001-00100).

Item 16. Form 10-K summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2025 10-K/A Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

THERAPEUTICSMD, INC.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 2025 10-K/A Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

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

Opinion on the Consolidated Financial Statements

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the recent change in operations and continued net losses along with other conditions as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that is communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Our audit procedures performed to address the critical matter included, among others:

●	Review the letters sent to the licensee in response to financial claims.

●	Review original Transaction Agreement and subsequent amendments.

●	Gain an understanding of change that occurred during the year (if any) as it relates to rebates and returns analysis performed by the Company.

/s/ Carr, Riggs & Ingram, L.L.C.

We have served as the Company’s auditor since 2026.

Palm Beach Gardens, FL

March 31, 2026

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

We conduct regular reviews of the individual patents and portfolios. During the year ended December 31, 2025, we recorded $176 thousand in write-off of patents pending approval as result of our review. For the year ended December 31, 2024, we recognized an impairment loss of $1,268 thousand related to those abandoned patents and applications.

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

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income for years ended December 31, 2025 is as follows (in thousands):

	2025
	Amount	Percent
U.S. Federal Statutory Rate	$(137)	21.0%
State tax rate, net of federal tax benefit (1)	-	0.0%
Foreign Tax Effects	-	0.0%
Effects of Changes in Tax Laws or Rates Enacted in Current Period	-	0.0%
Effects of Cross-Border Tax Laws	-	0.0%
Tax Credits:
R&D Credit	186	(28.6)%
Change in Valuation Allowance	(996)	152.7%
Nontaxable or Nondeductible Items:
Excess stock benefits	908	(139.2)%
Receivable Write-Off	39	(5.9)%
Changes in Unrecognized Tax Benefits	-	0.0%
Other Adjustments:
Deferred True-Ups	-	0.0%
Effective Tax Rate	$-	0.0%

(1)	State taxes in South Carolina and Illinois make up the majority (greater than 50 percent) of the effect of this category for the period ended December 31, 2025.

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