Form 10-Q
period 2026-03-31
TherapeuticsMD, Inc.
filed 2026-05-12
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-00100

TherapeuticsMD, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada	87-0233535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

951 Yamato Road, Suite 220, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

561-961-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TXMD	The Nasdaq Stock Market LLC

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

As of May 11, 2026, there were 11,574,362 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

Part I - Financial Information

Item 1. Financial statements

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$8,419	$7,483
Royalty receivable, current portion	3,211	3,525
Prepaid and other current assets	3,633	3,437
Total current assets	15,263	14,445
License rights and other intangible assets, net	3,667	3,761
Right of use assets, net	5,062	5,293
Royalty receivable, long term	13,170	13,713
Other non-current assets	419	444
Total assets	$37,581	$37,656
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$15	$377
Accrued expenses and other current liabilities	2,229	1,741
Current liabilities of discontinued operations	2,667	2,667
Total current liabilities	4,911	4,785
Operating lease liabilities	4,824	5,122
Other non-current liabilities	873	873
Total liabilities	10,608	10,780
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.001; 640,000 and 32,000 shares authorized, 11,574 and 11,574 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	979,258	979,256
Accumulated deficit	(952,296)	(952,391)
Total stockholders’ equity	26,973	26,876
Total liabilities and stockholders’ equity	$37,581	$37,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue, net:
License revenue	$724	$393
Operating expenses:
General and administrative	1,353	1,491
Write-off of patents	—	88
Depreciation & amortization	94	95
Total operating expenses	1,447	1,674
Loss from operations	(723)	(1,281)
Other income:
Interest income, net	41	29
Sublease income	517	410
Miscellaneous income	268	174
Total other income, net	826	613
Income (loss) from continuing operations before income taxes	103	(668)
Income tax benefit	—	32
Income (loss) from continuing operations, net of income taxes	103	(636)
Loss from discontinued operations, net of income taxes	(8)	(17)
Net income (loss)	$95	$(653)
Income (loss) per common share, basic and diluted:
Continuing operations	$0.01	$(0.06)
Discontinued operations, net	0.00	0.00
Net income (loss) per common share, basic and diluted	$0.01	$(0.06)

Weighted average common shares, basic	11,574	11,552
Weighted average common shares, diluted	11,640	11,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - in thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2026	11,574	$11	$979,256	$(952,391)	$26,876
Share-based compensation	—	—	2	—	2
Net income	—	—	—	95	95
Balance, March 31, 2026	11,574	$11	$979,258	$(952,296)	$26,973

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	11,532	$11	$979,181	$(951,822)	$27,370
Share-based compensation	42	—	23	—	23
Net loss	—	—	—	(653)	(653)
Balance, March 31, 2025	11,574	$11	$979,204	$(952,475)	$26,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$95	$(653)
Less: Loss from discontinued operations, net of taxes	(8)	(17)
Net income (loss) from continuing operations	103	(636)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	94	95
Write-off patents	—	88
Share-based compensation costs	2	23
Amortization of right of use assets	231	154
Changes in operating assets and liabilities:
Other assets	881	502
Prepaid and other current assets	(196)	433
Accounts payable	(340)	(82)
Accrued expenses and other current liabilities	434	274
Lease liabilities	(266)	(203)
Other non-current liabilities	1	51
Total adjustments	841	1,335
Net cash provided by continuing operating activities	944	699
Discontinued operations:
Net cash used in operating activities	(8)	(13)
Net cash used in discontinued operations	(8)	(13)
Net increase in cash	936	686
Cash and cash equivalents - continuing operations, beginning of period	7,483	5,059
Total cash and cash equivalents, end of period	$8,419	$5,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

TherapeuticsMD, Inc., a Nevada corporation, and its consolidated subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “TherapeuticsMD,” “we,” “our” and “us.” This 10-Q Report includes trademarks, trade names and service marks, such as TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, IMVEXXY®, and BIJUVA®, which are protected under applicable intellectual property laws and are the property of, or licensed by or to, us. Solely for convenience, trademarks, trade names and service marks referred to in this 10-Q Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of March 31, 2026 and 2025, we employed one full-time employee primarily engaged in an executive position.

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

Going concern

Following the transaction with Mayne Pharma, our primary source of revenue is from royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. We may need to raise additional capital to provide additional liquidity to fund our operations. To address our capital needs, we may pursue various equity and debt financing and other alternatives. The equity financing alternatives may include the private placement of equity, equity-linked, or other similar instruments or obligations with one or more investors, lenders, or other institutional counterparties or an underwritten public equity or equity-linked securities offering. Our ability to sell equity securities may be limited by market conditions, including the market price of our common stock, and our available authorized shares.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate drawdowns at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw-down, before expenses. On November 15, 2023, Rubric drew an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the draw-down, before expenses. There were no drawdowns in the first three months of 2026 and 2025.

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

On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations.

On May 30, 2025, Mayne Pharma filed a lawsuit against us in the United States District Court for the District of Delaware (the “Mayne Countersuit” and, together with the Mayne Lawsuit, the “Mayne Lawsuits”) seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of March 31, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of March 31, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of March 31, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

Basis of presentation

We prepared the condensed consolidated financial statements included in this 10-Q Report following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements can be condensed or omitted. However, except as disclosed herein, there has been no material change in the information disclosed in the notes included in our 2025 Annual Report on Form 10-K/A, filed with the SEC on April 1, 2026 (the “2025 10-K/A Report”).

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

Revenues, expenses, assets, liabilities, and equities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair presentation of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2025 10-K/A Report. Certain amounts in the condensed consolidated financial statements and accompanying notes may not add due to rounding, and all percentages have been calculated using unrounded amounts. Certain prior period amounts have been revised and reclassified to conform to current-period presentation and are not material to the consolidated financial statements. These revisions and reclassifications primarily relate to the presentation of sublease income and the separate presentation of interest income and interest expense. These reclassifications had no effect on previously reported net loss or per share amounts.

New accounting standards

Recently Issued Accounting Standard – Adopted During the Fiscal Year

As of March 31, 2026, we have adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.”  In connection with the adoption of ASU 2025-05, we elected the practical expedient which allows entities to assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. We applied this guidance prospectively, and the adoption did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards – Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. ASU No. 2024-03 is effective for our Annual Report on Form 10-K beginning in 2027 and subsequent interim reports. Early adoption is permitted. The ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. We are evaluating the impact of ASU No. 2024-03 on our financial reporting disclosures.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU No. 2025-11 has three primary objectives: to specify the form and content choices for interim financial statements and accompanying notes; to incorporate a comprehensive list of required interim disclosures; and to introduce a disclosure principle requiring entities to disclose events since the end of the previous annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The requirements of ASU No. 2025-11 are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. For us, the requirements of ASU No. 2025-11 will be effective beginning in the first quarter of 2028. We do not expect a material change as a result of ASU No. 2025-11.

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

Significant accounting policies

The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the notes to the consolidated financial statements included in our 2025 10-K/A Report.

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

Additionally, the related liabilities have been reported as liabilities of discontinued operations in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

The following table presents results of discontinued operations (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative expenses	$8	$17
Total operating expenses	8	17
Operating loss from discontinued operations	(8)	(17)
Other income, net	—	—
Total other income, net	—	—
Loss from discontinued operations, net of income taxes	$(8)	$(17)

The following table presents the carrying amounts of the classes of liabilities of discontinued operations as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Current liabilities of discontinued operations:
Accrued expenses and other current liabilities	$2,667	$2,667

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Insurance	$225	$89
Capitalized legal	2,334	2,334
Rent receivable	659	672
Other	415	342
Prepaid and other current assets	$3,633	$3,437

4. Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$5,695	$2,517	$3,178	$5,695	$2,423	$3,272
Hormone therapy drug patents applied and pending approval	180	—	180	180	—	180
Intangible assets subject to amortization	5,875	2,517	3,358	5,875	2,423	3,452
Intangible assets not subject to amortization:
Trademarks/trade name rights	309	—	309	309	—	309
License rights and other intangible assets, net	$6,184	$2,517	$3,667	$6,184	$2,423	$3,761

We recorded in continuing operations amortization expenses related to patents of $94 thousand and $95 thousand for the three months ended March 31, 2026 and 2025, respectively.

We conduct regular reviews of our individual patents and patent portfolios. No indicators of impairment were identified, and accordingly, no write-offs were recognized for the three months ended March 31, 2026. In comparison, we recorded write-offs of $88 thousand related to patents pending approval during the three months ended March 31, 2025.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2026	$286
2027	380
2028	381
2029	380
2030	380
Thereafter	1,371
Total	$3,178

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Payroll and related costs	$379	$310
Professional fees	459	265
Operating lease liabilities	1,007	975
Other accrued expenses and current liabilities	384	191
Accrued expenses and other current liabilities	$2,229	$1,741

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

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, we filed a motion to dismiss the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of March 31, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of March 31, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of March 31, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of March 31, 2026, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If Mayne Pharma is unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

In June 2024, Mayne Pharma received a Paragraph IV certification notice letter (the “Sun Notice Letter”) regarding an ANDA submitted to the FDA by Sun Pharma Inc. (“Sun Pharma”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the Sun Notice Letter, Sun Pharma alleges that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the Sun Notice Letter expire in 2032 or 2033. In July 2024, we and Mayne Pharma filed a complaint for patent infringement against Sun Pharma in the United States District Court for the District of New Jersey arising from Sun Pharma’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Sun Pharma’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Sun Pharma from infringing the IMVEXXY Patents. As of March 31, 2026, the litigation remains ongoing and has progressed to claim construction, which the courts determine the meaning and scope of the asserted patent claims that will govern subsequent infringement and validity analysis.

Beginning on December 30, 2022 and per the Mayne License Agreement, Mayne Pharma is responsible for all enforcement of our patents, including the responsibility for and costs of litigation discussed above with respect to Teva and Sun Pharma.

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. We are seeking, among other relief, money damages for all of Mayne Pharma’s profits arising from their unlawful conduct and for any injury sustained by us as a result of Mayne Pharma’s unlawful conduct. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, we filed a motion to dismiss the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of March 31, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.

Off-balance sheet arrangements

As of March 31, 2026 and December 31, 2025 there were no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023, and severance obligations for executive officers were paid out by the end of the first quarter of 2025. As of March 31, 2026, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations.

7. Stockholders’ equity

Warrants

As of March 31, 2026, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2025 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, as of December 31, 2025	98	$63.33	$—	4.6
Balance, as of March 31, 2026	98	$63.33	$—	4.3

Share-based compensation payment plans

As of March 31, 2026, 105,212 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants. As of March 31, 2026, 429,529 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2025 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, as of December 31, 2025	105	$74.05	$—	7.3	105	$74.04	$—	7.3
Balance, as of March 31, 2026	105	$73.18	$—	7.1	105	$73.17	$—	7.1

The following table summarizes the status of our RSUs and related transactions since December 31, 2025 (in thousands, except weighted average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, as of December 31, 2025	26	$1.15	$41.57
Balance, as of March 31, 2026	26	$1.15	$—

As of March 31, 2026 and December 31, 2025, there were no outstanding PSUs remaining.

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs totaling $2 and $23 thousand for the three months ended March 31, 2026 and 2025, respectively.

The unrecognized compensation costs as of March 31, 2026 of $25 thousand are expected to be recognized as share-based payment award compensation related to unvested RSUs over a weighted average period of 2.6 years. No tax benefit was realized due to a continued pattern of net losses.

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

We recorded a full valuation allowance of the net operating income and losses for the three months ended March 31, 2026 and 2025. Accordingly, there were no provisions for income taxes for the three months ended March 31, 2026 and 2025. Additionally, as of March 31, 2026 and December 31, 2025, we maintain a full valuation allowance for all deferred tax assets.

10. Earnings (loss) per common share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Income (loss) from continuing operations, net of income taxes	$103	$(636)
Loss from discontinued operations, net of income taxes	(8)	(17)
Net income (loss)	$95	$(653)
Denominator:
Weighted average common shares outstanding - basic	11,574	11,552
Effect of dilutive securities	66	—
Weighted average common shares outstanding - diluted	11,640	11,552

Income (loss) per common share, continuing operations, net of income taxes
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)
Income (loss) per common share, discontinued operations, net of income taxes
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

For the three months ended March 31, 2026, the remaining balance of our warrants and a portion of the stock options were excluded from the calculation of diluted earnings (loss) per share because the weighted exercise prices of the warrants and stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

For the three months ended March 31, 2025, since we reported a net loss from continuing operations, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares from continuing operations are the same for the three months ended March 31, 2025.

The following table sets forth the outstanding weighted average securities for the periods presented which were not included in the calculation of diluted earnings (loss) per common share as of March 31 for the respective three month periods (in thousands):

	As of March 31,
	2026	2025
Stock options	38	52
PSUs	-	5
Warrants	98	98
	136	155

11. Related parties

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share and also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no draws in the first quarter of 2026 and 2025.

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

For the three months ended March 31, 2026, 100% of license revenue related to Mayne Pharma, Theramex and Knight.

As of March 31, 2026, we had a royalty receivable of $3,211 thousand relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $13,170 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

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

The following tables present total revenue by geographic location.

	Three Months Ended March 31,
	2026	2025
License revenue
United States	$244	$174
Non-U.S.	480	219
Total	$724	$393

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with our 2025 Annual Report on Form 10-K/A, filed with the SEC on April 1, 2026 (“2025 10-K/A Report”), and the condensed consolidated financial statements and related notes in Item 1, Financial Statements, appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2025 10-K/A Report under the heading “Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Factors that could cause or contribute to such differences include, but are not limited to, our liquidity requirements, supply chain issues, management transitions, risks related to our licensing agreements, risks related to the pursuit of strategic alternatives, market and general economic factors, and the other risks discussed in Part I, Item 1A of our 2025 10-K/A Report, as updated and supplemented by Part II, Item 1A of this 10-Q Report.

Our company

TherapeuticsMD was previously a women’s healthcare company with a mission of creating and commercializing innovative products to support the lifespan of women from pregnancy prevention through menopause. In December 2022, we changed our business to become a pharmaceutical royalty company, currently receiving royalties on products licensed to pharmaceutical organizations that possess commercial capabilities in the relevant territories. On December 30, 2022 (the “Closing Date”), we completed a transaction (the “Mayne Transaction”) with Mayne Pharma LLC, a Delaware limited liability company (“Mayne Pharma”) and subsidiary of Mayne Pharma Group Limited, an Australian public company (“Mayne Pharma Group”), in which we and our subsidiaries (i) granted Mayne Pharma an exclusive license to commercialize IMVEXXY, BIJUVA and prescription prenatal vitamin products sold under the BocaGreenMD and vitaMedMD brands (collectively, the “Licensed Products”) in the United States and its possessions and territories, (ii) assigned to Mayne Pharma our exclusive license to commercialize ANNOVERA® (together with the Licensed Products, collectively, the “Products”) in the United States and its possessions and territories, and (iii) sold certain other assets to Mayne Pharma in connection therewith.

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

Under the Mayne License Agreement, Mayne Pharma agreed to pay us one-time, milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma agreed to pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma agreed to pay us minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below (the “Minimum Annual Royalty”). Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

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

The total consideration from Mayne Pharma to us for the purchase of the Transferred Assets under the Transaction Agreement and the grant of the licenses under the Mayne License Agreement was (i) a cash payment of $140.0 million at closing, (ii) a cash payment of approximately $12.1 million at closing for the acquisition of net working capital as determined in accordance with the Transaction Agreement and subject to certain adjustments, (iii) a cash payment of approximately $1.0 million at closing for prepaid royalties in connection with the Mayne License Agreement Amendment (as defined below) and (iv) the right to receive the contingent consideration set forth in the Mayne License Agreement, as amended. The acquisition of net working capital was determined in accordance with the Transaction Agreement and included significant estimates which could change materially for a period of up to two years following the Closing Date.

On the Closing Date, TherapeuticsMD and Mayne Pharma entered into Amendment No. 1 to the Mayne License Agreement (the “Mayne License Agreement Amendment”). Pursuant to the Mayne License Agreement Amendment, Mayne Pharma agreed to pay us approximately $1.0 million in prepaid royalties on the Closing Date. The prepaid royalties reduced the first four quarterly payments that would have otherwise been payable pursuant to the Mayne License Agreement by an amount equal to $257 thousand per quarterly royalty payment plus interest calculated at 19% per annum accruing from the Closing Date until the date such quarterly royalty payment was paid to us. We and Mayne Pharma settled the $1.5 million of consideration due to Mayne for the assumed obligations under a long-term services agreement, including our minimum payment obligations thereunder. As the parties agreed, during the second quarter of 2023, Mayne Pharma held back our royalty payment of $0.6 million, and we funded an additional $0.9 million in August 2023 to settle the original $1.5 million payable.

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

On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of March 31, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of March 31, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of March 31, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

Three months ended March 31, 2026 compared with three months ended March 31, 2025

The following table sets forth the results of our operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
License revenue	$724	$393
Operating expenses:
General and administrative	1,353	1,491
Write-off of patents	—	88
Depreciation and amortization	94	95
Total operating expenses	1,447	1,674
Loss from operations	(723)	(1,281)
Other income:
Interest income, net	41	29
Sublease income	517	410
Miscellaneous income	268	174
Total other income, net	826	613
Income (loss) from continuing operations before income taxes	103	(668)
Income tax benefit	—	32
Income (loss) from continuing operations, net of income taxes	103	(636)
Loss from discontinued operations, net of income taxes	(8)	(17)
Net income (loss)	$95	$(653)

Revenue. We recorded $724 thousand in license revenue for the first quarter of 2026, an increase of $331 thousand, compared to $393 thousand in license revenue for the first quarter of 2025. The increase is attributable to changes in sales of licensed products.

General and administrative. General and administrative expenses were $1,353 thousand for the first quarter of 2026, a decrease of $138 thousand or 9.3%, compared to $1,491 thousand for 2025. The decrease is primarily attributable to lower professional fees and share-based compensation costs.

Write-off of patents. We have no write-off for abandoned patents for the first quarter of 2026, compared to an $88 thousand written off for abandoned pending patents in the first quarter of 2025.

Depreciation and amortization. Depreciation and amortization expense was $94 thousand for the first quarter of 2026, compared to $95 thousand for the first quarter of 2025. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for the first quarter of 2026 were $1,447 thousand, a decrease of $227 thousand, or 13.6%, compared to $1,674 thousand for the first quarter of 2025. The decrease is primarily attributable to the absence of write-off expense recognized in 2025 as well as lower professional fees and share-based compensation costs.

Loss from operations. In the first quarter of 2026, we had a loss from operations of $723 thousand, as compared to a loss from operations of $1,281 thousand for the first quarter of 2025. This change reflects the increase in revenue from licensed product sales, the absence of write-off expense recognized, and lower professional fees.

Other income, net. During the first quarter of 2026, we had other income of $826 thousand compared to other income of $613 thousand in the first quarter of 2025, reflecting an increase in sublease income and higher other income pertaining to Mayne’s royalty sales of ANNOVERA in the first quarter of 2026.

Income (loss) from continuing operations. For the first quarter of 2026, we had net income of $103 thousand, compared to a net loss of $636 thousand for the first quarter of 2025.

Discontinued Operations – Net loss from discontinued operations was $8 thousand for the first quarter of 2026, compared to a loss from discontinued operations of $17 thousand for the first quarter of 2025.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through revenue from licensed royalties, public offerings of our common stock and private placements of equity and debt securities, and the transactions with Mayne Pharma. As of March 31, 2026, we had cash and cash equivalents totaling $8,419 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

Pursuant to the Mayne License Agreement, Mayne Pharma agreed to pay us one-time, milestone payments of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma agreed to pay us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma agreed to pay us minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments, including as described below. Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

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

The initial drawdown occurred on June 29, 2023 consisting of a sale of 312,525 shares of Common Stock at a price per share equal to $3.6797. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first quarter of 2026 and 2025.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans to satisfy our such needs in the short-term and in the long-term. As a result, there is substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Three Months Ended March 31,
	2026	2025
Net cash provided by continuing operating activities	$944	$699
Net cash used in discontinued operations	(8)	(13)
Net increase in cash	$936	$686

Operating Activities from continuing operations. For the first quarter of 2026, net cash provided by operating activities was $944 thousand, compared to net cash provided by operating activities of $699 thousand for the first quarter of 2025. The increase was primarily driven by cash received from royalty receivable, partially offset by a larger use of cash for outstanding accounts payable, and the absence of the prior-year write-off of abandoned patents.

Net cash used in discontinued operations. Net cash used in discontinued operations for the first three months of 2026 was $8 thousand as compared to net cash used in operating activities from discontinued operations of $13 thousand for the first three months of 2025. This change relates primarily to a decreased level of activities associated with our discontinued operations.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne Pharma. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of March 31, 2026, we had a royalty receivable of $2,731 thousand relating to the short-term portion of royalty receivable from Mayne Pharma and $13,170 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See “Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition)” to the consolidated financial statements included in our 2025 10-K/A Report.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered, for which there may or may not be limitations on potential damages. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of March 31, 2026 and December 31, 2025.

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

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this 10-Q Report, which has been prepared in accordance with U.S. GAAP and SEC rules and regulations related to interim financial reporting. We make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The critical accounting policies and estimates used are disclosed in Item 7 – Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates in our 2025 10-K/A Report.

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

Item 1A. Risk factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2025 10-K/A Report under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. There have been no material changes to our risk factors since the 2025 10-K/A Report.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of AMHN, Inc. filed in the State of Nevada, dated July 20, 2010 (1)

3.2	Bylaws of AMHN, Inc. (2)

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32.1††	Section 1350 Certification of Chief Executive Officer

32.2††	Section 1350 Certification of Principal Financial Officer

101†	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q

104†	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

†	Filed herewith.

††	Furnished herewith.

(1)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2010 filed with the Commission on August 3, 2010 and incorporated herein by reference (SEC File No. 000-16731).

(2)	Filed as an exhibit to Definitive 14C Information Statement filed with the Commission on June 29, 2010 and incorporated herein by reference (SEC File No. 000-16731).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2026	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Ziegler
Joseph Ziegler
Principal Financial and Accounting Officer