Form 10-Q
period 2026-06-30
TherapeuticsMD, Inc.
filed 2026-08-11
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 9, 2026, there were 11,574,362 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

Part I - Financial Information

Item 1. Financial statements

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,189	$7,483
Royalty receivable, current portion	3,394	3,525
Prepaid and other current assets	3,538	3,437
Total current assets	16,121	14,445
License rights and other intangible assets, net	3,559	3,761
Right of use assets, net	4,828	5,293
Royalty receivable, long term	12,626	13,713
Other non-current assets	395	444
Total assets	$37,529	$37,656
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$460	$377
Accrued expenses and other current liabilities	1,876	1,741
Current liabilities of discontinued operations	2,667	2,667
Total current liabilities	5,003	4,785
Operating lease liabilities	4,521	5,122
Other non-current liabilities	873	873
Total liabilities	10,397	10,780
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.001; 640,000 and 32,000 shares authorized, 11,574 and 11,574 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	979,262	979,256
Accumulated deficit	(952,141)	(952,391)
Total stockholders' equity	27,132	26,876
Total liabilities and stockholders' equity	$37,529	$37,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net:
License revenue	$869	$952	$1,593	$1,345
Operating expenses:
General and administrative	1,577	1,551	2,930	3,042
Write-off of patents	13	-	13	88
Depreciation & amortization	95	96	189	191
Total operating expenses	1,685	1,647	3,132	3,321
Loss from operations	(816)	(695)	(1,539)	(1,976)
Other income:
Interest income, net	69	29	110	59
Sublease income	523	376	1,040	786
Miscellaneous income	388	835	656	1,008
Total other income, net	980	1,240	1,806	1,853
Income (loss) from continuing operations before income taxes	164	545	267	(123)
Income tax benefit	-	-	-	32
Income (loss) from continuing operations, net of income taxes	164	545	267	(91)
Income (loss) from discontinued operations, net of income taxes	(9)	6	(17)	(11)
Net income (loss)	$155	$551	$250	$(102)
Income (loss) per common share, basic and diluted:
Continuing operations	$0.01	$0.05	$0.02	$(0.01)
Discontinued operations, net	(0.00)	0.00	(0.00)	(0.00)
Net income (loss) per common share, basic and diluted	$0.01	$0.05	$0.02	$(0.01)

Weighted average common shares, basic	11,574	11,574	11,574	11,563
Weighted average common shares, diluted	11,643	11,574	11,644	11,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - in thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2026	11,574	$11	$979,256	$(952,391)	$26,876
Share-based compensation	—	—	2	—	2
Net income	—	—	—	95	95
Balance, March 31, 2026	11,574	$11	$979,258	$(952,296)	$26,973
Share-based compensation	—	—	4	—	4
Net income	—	—	—	155	155
Balance, June 30, 2026	11,574	$11	$979,262	$(952,141)	$27,132

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	11,532	$11	$979,181	$(951,822)	$27,370
Share-based compensation	42	—	23	—	23
Net loss	—	—	—	(653)	(653)
Balance, March 31, 2025	11,574	$11	$979,204	$(952,475)	$26,740
Share-based compensation	—	—	1	—	1
Net income	—	—	—	551	551
Balance, June 30, 2025	11,574	$11	$979,205	$(951,924)	$27,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$250	$(102)
Less: Loss from discontinued operations, net of income taxes	(17)	(11)
Net income (loss) from continuing operations	267	(91)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	189	191
Write-off of patents	13	88
Share-based compensation costs	6	24
Amortization of right of use assets	465	370
Changes in operating assets and liabilities:
Prepaid and other current assets	(101)	(192)
Other assets	1,267	872
Accounts payable	83	92
Accrued expenses and other current liabilities	71	84
Lease liabilities	(537)	(445)
Other non-current liabilities	—	87
Total adjustments	1,456	1,171
Net cash provided by continuing operating activities	1,723	1,080
Discontinued operations:
Net cash used in operating activities	(17)	(70)
Net cash used in discontinued operations	(17)	(70)
Net increase in cash and cash equivalents	1,706	1,010
Cash and cash equivalents - continuing operations, beginning of period	7,483	5,059
Total cash and cash equivalents, end of period	$9,189	$6,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Business, basis of presentation, new accounting standards and summary of significant accounting policies

General

TherapeuticsMD, Inc., a Nevada corporation, and its consolidated subsidiaries are referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “TherapeuticsMD,” “we,” “our” and “us.” This 10-Q Report includes trademarks, trade names and service marks, such as TherapeuticsMD®, vitaMedMD®, BocaGreenMD®, IMVEXXY®, and BIJUVA®, which are protected under applicable intellectual property laws and are the property of, or licensed by, or to, us. Solely for convenience, trademarks, trade names and service marks referred to in this 10-Q Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of June 30, 2026, we employed one full-time employee primarily engaged in an executive position.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate drawdowns at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the draw-down, before expenses. On November 15, 2023, Rubric drew an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the draw-down, before expenses. There were no drawdowns in the first six months of 2026 and 2025.

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

On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations. On May 20, 2026, the court overruled our objections and ordered the parties to submit the net working capital claims to a dispute resolution process set forth in the Transaction Agreement while the case is stayed pending the expert determination of the dispute resolution process.

On May 30, 2025, Mayne Pharma filed a lawsuit against us in the United States District Court for the District of Delaware (the “Mayne Countersuit” and, together with the Mayne Lawsuit, the “Mayne Lawsuits”) seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of June 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of June 30, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of June 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

New accounting standards

Recently Issued Accounting Standard – Adopted During the Fiscal Year

As of June 30, 2026, we have adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.”  In connection with the adoption of ASU 2025-05, we elected the practical expedient which allows entities to assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. We applied this guidance prospectively, and the adoption did not have a material impact on our condensed consolidated financial statements.

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

Additionally, the related liabilities have been reported as liabilities of discontinued operations in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

The following table presents results of discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$9	$(6)	$17	$11
Total operating expenses	9	(6)	17	11
Operating (loss) income from discontinued operations	(9)	6	(17)	(11)
(Loss) income from discontinued operations, net of income taxes	$(9)	$6	$(17)	$(11)

The following table presents the carrying amounts of the classes of liabilities of discontinued operations as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Current liabilities of discontinued operations:
Accrued expenses and other current liabilities	$2,667	$2,667

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Insurance	$147	$89
Capitalized legal	2,334	2,334
Rent receivable	682	672
Other	375	342
Prepaid and other current assets	$3,538	$3,437

4. Licensed rights and other intangible assets

The following provides information about our license rights and other intangible assets, net as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$5,716	$2,612	$3,104	$5,695	$2,423	$3,272
Hormone therapy drug patents applied and pending approval	146	—	146	180	—	180
Intangible assets subject to amortization	5,862	2,612	3,250	5,875	2,423	3,452
Intangible assets not subject to amortization:
Trademarks/trade name rights	309	—	309	309	—	309
License rights and other intangible assets, net	$6,171	$2,612	$3,559	$6,184	$2,423	$3,761

We recorded, in continuing operations, amortization expense related to patents of $95 thousand and $96 thousand for the three months ended June 30, 2026 and 2025, respectively, and $189 thousand and $191 thousand for the six months ended June 30, 2026 and 2025, respectively.

We conduct regular reviews of our individual patents and patent portfolios. As a result of this review, we recognized write-offs of patents pending approval of $13 thousand and $0 for the three months ended June 30, 2026 and 2025 respectively, and we recognized $13 thousand and $88 thousand for the six months ended June 30, 2026 and 2025, respectively.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2026	$194
2027	383
2028	384
2029	383
2030	383
Thereafter	1,377
Total	$3,104

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Payroll and related costs	$431	$310
Professional fees	140	265
Operating lease liabilities	1,039	975
Other accrued expenses and current liabilities	266	191
Accrued expenses and other current liabilities	$1,876	$1,741

6. Commitments and contingencies

Mayne Pharma Agreement

Mayne Pharma paid us approximately $12.1 million at closing on December 30, 2022, for the acquisition of net working capital, subject to certain adjustments as determined in accordance with the Transaction Agreement. While the Transaction Agreement calls for much of the net working capital to be trued-up shortly after the Closing Date in 2023, for a period of one year following the Closing Date in the case of payer rebates and wholesale distributor fees and two years following the Closing Date in the case for allowance for returns, net working capital amounts were adjusted to arrive at final net working capital under the Transaction Agreement.

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

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations. On May 20, 2026, the court overruled our objections and ordered the parties to submit the net working capital claims to a dispute resolution process set forth in the Transaction Agreement while the case is stayed pending the expert determination of the dispute resolution process.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, we filed a motion to dismiss the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of June 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of June 30, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of June 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Teva from infringing the IMVEXXY Patents. Teva has filed its answer and counterclaim to the complaint, alleging that the IMVEXXY Patents are invalid and not infringed. In July 2021, following a proposal by Teva, the District Court entered an order temporarily staying all proceedings in the IMVEXXY litigation, which order was filed under seal. In September 2021, the District Court made available a public version of the order following the parties’ agreement to a consent motion to redact information Teva contended was confidential. The order provides that the statutory stay that prevents the FDA from granting final approval of the ANDA for 30 months from the date of the IMVEXXY Notice Letter will be extended for the number of days that the stay of the IMVEXXY litigation is in place. In November 2024, the court lifted the stay. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of June 30, 2026, for the IMVEXXY Paragraph IV legal proceeding since we believe that we will successfully prevail in this legal proceeding. Upon the successful conclusion of the legal proceeding, the related capitalized legal costs will be reclassified to patents, in license rights and other intangible assets, net, in the accompanying condensed consolidated balance sheets, and such costs will be amortized over the remaining useful life of the patents. If Mayne Pharma is unsuccessful in this legal proceeding, then the related capitalized legal costs for this legal preceding and any unamortized IMVEXXY patent costs that were previously capitalized will be immediately expensed in the period in which we become aware of an unsuccessful legal proceeding.

In June 2024, Mayne Pharma received a Paragraph IV certification notice letter (the “Sun Notice Letter”) regarding an ANDA submitted to the FDA by Sun Pharma Inc. (“Sun Pharma”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the Sun Notice Letter, Sun Pharma alleges that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the Sun Notice Letter expire in 2032 or 2033. In July 2024, we and Mayne Pharma filed a complaint for patent infringement against Sun Pharma in the United States District Court for the District of New Jersey arising from Sun Pharma’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Sun Pharma’s ANDA would be a date no earlier than the expiration of the IMVEXXY Patents and equitable relief enjoining Sun Pharma from infringing the IMVEXXY Patents. As of June 30, 2026, the litigation remains ongoing and has progressed to claim construction, which the courts determine the meaning and scope of the asserted patent claims that will govern subsequent infringement and validity analysis.

Beginning on December 30, 2022 and per the Mayne License Agreement, Mayne Pharma is responsible for all enforcement of our patents, including the responsibility for and costs of litigation discussed above with respect to Teva and Sun Pharma.

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. We are seeking, among other relief, money damages for all of Mayne Pharma’s profits arising from their unlawful conduct and for any injury sustained by us as a result of Mayne Pharma’s unlawful conduct. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations. On May 20, 2026, the court overruled our objections and ordered the parties to submit the net working capital claims to a dispute resolution process set forth in the Transaction Agreement while the case is stayed pending the expert determination of the dispute resolution process.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, we filed a motion to dismiss the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of June 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.

Off-balance sheet arrangements

As of June 30, 2026 and December 31, 2025 there were no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 30, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023, and severance obligations for executive officers were paid out by the end of the first quarter of 2025. As of June 30, 2026, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations.

7. Stockholders’ equity

Warrants

As of June 30, 2026, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2025 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, as of December 31, 2025	98	$63.33	$-	4.6
Balance, as of June 30, 2026	98	$63.33	$-	4.1

Share-based compensation payment plans

As of June 30, 2026, 130,712 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants. As of June 30, 2026, 429,529 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2025 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Balance, as of December 31, 2025	105	$74.05	$—	7.3	105	$74.04	$—	7.3
Balance, as of June 30, 2026	105	$73.18	$—	6.8	105	$73.17	$—	6.8

The following table summarizes the status of our RSUs and related transactions since December 31, 2025 (in thousands, except weighted average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, as of December 31, 2025	26	$1.15	$41.57
Balance, as of June 30, 2026	26	$1.15	$56.36

As of June 30, 2026 and December 31, 2025, there were no remaining outstanding PSUs.

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSU and PSUs totaling $4 thousand and $1 thousand for the three months ended June 30, 2026 and 2025, respectively, and $6 thousand and $24 thousand for the six months ended June 30, 2026 and 2025, respectively.

The unrecognized compensation costs as of June 30, 2026 of $23 thousand is expected to be recognized as share-based payment award compensation related to unvested RSUs over a weighted average period of 2.3 years. No tax benefit was realized due to historical patterns of net losses.

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

The Theramex and Knight License Agreements provide for variable consideration in the form of milestone payments upon the achievement of specified product net sales thresholds. In accordance with ASC 606 and the Company’s accounting policy, the Company recognizes milestone revenue in the period in which it receives confirmation from the applicable licensee that the relevant sales threshold has been achieved, at which time the related constraint on variable consideration is resolved. In July 2026, Knight notified the Company that the net sales milestone related to IMVEXXY sales for the year ended December 31, 2025 had been achieved. Accordingly, the Company became entitled to receive a milestone payment of CAD 500.0 thousand, equivalent to $364.8 thousand, and recognized the related license revenue during the three months ended September 30, 2026.

9. Income taxes

We do not expect to pay any significant federal or state income taxes due to net operating loss carry forwards from prior years.

We recorded a full valuation allowance of the net operating income and losses for the three and six months ended June 30, 2026 and 2025. Accordingly, there were no provisions for income taxes for the three and six months ended June 30, 2026 and 2025. Additionally, as of June 30, 2026 and December 31, 2025, we maintain a full valuation allowance for all deferred tax assets.

10. Earnings (loss) per common share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Income (loss) from continuing operations, net of income taxes	$164	$545	$267	$(91)
(Loss) income from discontinued operations, net of income taxes	(9)	6	(17)	(11)
Net income (loss)	$155	$551	$250	$(102)
Denominator:
Weighted average common shares for basic income (loss) per common share	11,574	11,574	11,574	11,563
Effect of dilutive securities	69	—	70	—
Weighted average common shares for diluted income (loss) per common share	11,643	11,574	11,644	11,563

Earnings (loss) per common share, continuing operations, net of income taxes
Basic	$0.01	$0.05	$0.02	$(0.01)
Diluted	0.01	0.05	0.02	(0.01)
Earnings (loss) per common share, discontinued operations, net of income taxes
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	(0.00)	0.00	(0.00)	(0.00)

For the three and six months ended June 30, 2026, the remaining balance of our warrants and a portion of the stock options were excluded from the calculation of diluted earnings (loss) per share because the weighted exercise prices of the warrants and stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

For the three months ended June 30, 2025, the remaining balance of the Company’s warrants and stock options were excluded from the calculation of diluted earnings per share because the weighted exercise prices of the warrants and stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

For the six months ended June 30, 2025, since we reported a net loss from continuing operations, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares from continuing operations are the same.

The following table sets forth the outstanding weighted average securities for the periods presented which were not included in the calculation of diluted earnings (loss) per common share during the respective three and six months ended June 30, 2026 and 2025 (in thousands):

	As of June 30,
	2026	2025
Stock options	38	51
Warrants	98	98
	136	149

11. Related parties

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share and also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first six months of 2026 and 2025.

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

For the three and six months ended June 30, 2026, 100% of license revenue related to Mayne Pharma, Theramex and Knight.

As of June 30, 2026, we had a royalty receivable of $3,394 thousand relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $12,626 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

13. Segment Reporting

We operate in one segment. Accordingly, our license revenue, net income (loss), and total assets reflect the revenue, income (loss), and assets of the single segment, respectively.

Our Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM uses net income (loss) in assessing the performance and in determining the allocation of resources of our reportable segment. The CODM is regularly provided expense information consistent with the expense categories presented in the Condensed Consolidated Statements of Operations.

The following table presents total revenue by geographic location.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License revenue
United States	$489	$642	$733	$817
Non-U.S.	380	310	860	528
Total	$869	$952	$1,593	$1,345

14. Subsequent Events

In July 2026, Knight notified the Company that the net sales milestone related to IMVEXXY sales for the year ended December 31, 2025 had been achieved. As a result of the milestone achievement, the Company became entitled to receive a milestone payment of CAD 500 thousand, $364.8 thousand, pursuant to the applicable agreement with Knight and accordingly recognized such milestone revenues in the quarter ending September 30, 2026 in line with the Company’s accounting policies.

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

On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations. On May 20, 2026, the court overruled our objections and ordered the parties to submit the net working capital claims to a dispute resolution process set forth in the Transaction Agreement while the case is stayed pending the expert determination of the dispute resolution process.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of June 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of June 30, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of June 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

Three months ended June 30, 2026 compared with three months ended June 30, 2025

The following table sets forth the results of our operations (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenue:
License revenue	$869	$952
Operating expenses:
General and administrative	1,577	1,551
Write-off of patents	13	—
Depreciation and amortization	95	96
Total operating expenses	1,685	1,647
Loss from operations	(816)	(695)
Other income:
Interest income, net	69	29
Sublease income	523	376
Miscellaneous income	388	835
Total other income, net	980	1,240
Income from continuing operations before income taxes	164	545
Income tax benefit	—	—
Income from continuing operations, net of income taxes	164	545
(Loss) income from discontinued operations, net of income taxes	(9)	6
Net income	$155	$551

Revenue. We recorded $869 thousand in license revenue for the second quarter of 2026, a decrease of $83 thousand, compared to $952 thousand in license revenue for the second quarter of 2025. The decrease is attributable to changes in sales of licensed products.

General and administrative. General and administrative expenses were $1,577 thousand for the second quarter of 2026, an increase of $26 thousand or 1.7%, compared to $1,551 thousand for 2025. The increase is primarily attributable to higher rent expenses and press releases costs.

Write-off of patents. We recorded a write-off of $13 thousand for abandoned patents in the second quarter of 2026, compared to no write-off in the second quarter of 2025.

Depreciation and amortization. Depreciation and amortization expense was $95 thousand for the second quarter of 2026, compared to $96 thousand for the second quarter of 2025. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for the second quarter of 2026 were $1,685 thousand, an increase of $38 thousand, or 2.3%, compared to $1,647 thousand for the second quarter of 2025. The increase is primarily attributable to higher rent expenses and press releases costs.

Loss from operations. In the second quarter of 2026, we had a loss from operations of $816 thousand, as compared to a loss from operations of $695 thousand for the second quarter of 2025. This change reflects the decrease in revenue from licensed product sales, the increase in rent expenses, and higher press release expenses.

Other income, net. During the second quarter of 2026, we had other income of $980 thousand compared to other income of $1,240 thousand in the second quarter of 2025, reflecting a decrease in other income pertaining to Mayne’s royalty sales of ANNOVERA and amounts received in May 2025 in connection with a settlement related to trademark infringement by a third party of certain trademarks owned by us, partially offset by higher sublease income.

Income from continuing operations. For the second quarter of 2026, we had net income of $164 thousand, or $0.01 per basic and diluted common share compared to a net income of $545 thousand, or $0.05 per basic and diluted common share for the second quarter of 2025.

Discontinued Operations – Net loss from discontinued operations was $9 thousand for the second quarter of 2026, compared to an income from discontinued operations of $6 thousand for the second quarter of 2025.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

The following table sets forth the results of our operations (in thousands):

	Six Months Ended June 30,
	2026	2025
Revenue:
License revenue	$1,593	$1,345
Operating expenses:
General and administrative	2,930	3,042
Write-off of patents	13	88
Depreciation and amortization	189	191
Total operating expenses	3,132	3,321
Loss from operations	(1,539)	(1,976)
Other income:
Interest income, net	110	59
Sublease income	1,040	786
Miscellaneous income	656	1,008
Total other income, net	1,806	1,853
Income (loss) from continuing operations before income taxes	267	(123)
Income tax benefit	—	32
Income (loss) from continuing operations, net of income taxes	267	(91)
Loss from discontinued operations, net of income taxes	(17)	(11)
Net income (loss)	$250	$(102)

Revenue. We recorded $1,593 thousand in license revenue for the first six months of 2026, primarily from the Mayne License Agreement, an increase of $248 thousand, compared to $1,345 thousand in license revenue for the first six months of 2025. The increase is primarily attributable to changes in sales of licensed products.

General and administrative. General and administrative expenses were $2,930 thousand for the first six months of 2026, a decrease of $112 thousand, or 3.7%, compared to $3,042 thousand for the first six months of 2025. The change is primarily due to a decrease in professional fees and stock-based compensation costs.

Write-off of patents. We recorded a write-off of $13 thousand for abandoned patents for the first six months of 2026, compared to $88 thousand for the first six months of 2025.

Depreciation and amortization. Depreciation and amortization expense was $189 thousand for the first six months of 2026, a decrease of $2 thousand, or 1%, compared to $191 thousand for the first six months of 2025. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for the first six months of 2026 were $3,132 thousand, a decrease of $189 thousand, or 5.7%, compared to $3,321 thousand for the first six months of 2025. The change is primarily due to a lower write-off recognized in 2026, as well as decreases in professional fees and stock-based compensation expense

Loss from operations. In the first six months of 2026, we had a loss from operations of $1,539 thousand, as compared to a loss from operations of $1,976 thousand for the first six months of 2025. This change reflects the increase in license revenues and decrease in professional fee.

Other income, net. During the first six months of 2026, we had other income of $1,806 thousand compared to other income of $1,853 thousand in the first six months of 2025. This change is primarily due to lower other income pertaining to Mayne’s royalty sales of ANNOVERA partially offset by the higher sublease income.

Income tax benefit. During the first six months of 2026, we recorded no benefit for income taxes for continuing operations. During the first six months of 2025, we recorded income tax benefit of $32 thousand for continuing operations, which is a result of refunds received from certain state tax filings.

Net income (loss) from continuing operations. For the first six months of 2026, we had a net income of $267 thousand, or $0.02 per basic and diluted common share, compared to a net loss of $91 thousand, or $(0.01) per basic and diluted common share, for the first six months of 2025.

Discontinued Operations – Net loss from discontinued operations was $17 thousand for the first six months of 2026, compared to net loss from discontinued operations of $11 thousand for the first six months of 2025.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through revenue from licensed royalties, public offerings of our common stock and private placements of equity and debt securities, and the transactions with Mayne Pharma. As of June 30, 2026, we had cash and cash equivalents totaling $9,189 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

The initial drawdown occurred on June 29, 2023 consisting of a sale of 312,525 shares of Common Stock at a price per share equal to $3.6797. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023 Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first six months of 2026 and 2025.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans to satisfy such needs in the short-term and in the long-term. As a result, there is substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Six Months Ended June 30,
	2026	2025
Net cash provided by continuing operating activities	$1,723	$1,080
Net cash used in discontinued operations	(17)	(70)
Net increase in cash and cash equivalents	$1,706	$1,010

Operating Activities from continuing operations. For the first six months of 2026, net cash provided by operating activities was $1,723 thousand, compared to net cash provided by operating activities of $1,080 thousand for the first six months of 2025. The increase was primarily driven by cash received from royalty receivable.

Net cash used in discontinued operations. Net cash used in discontinued operations for the first six months of 2026 was $17 thousand as compared to net cash used in operating activities from discontinued operations of $70 thousand for the first six months of 2025. This change relates primarily to a decreased level of activities associated with our discontinued operations.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne Pharma. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of June 30, 2026, we had a royalty receivable of $3,014 thousand relating to the short-term portion of royalty receivable from Mayne Pharma and $12,626 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See “Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition)” to the consolidated financial statements included in our 2025 10-K/A Report.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered, for which there may or may not be limitations on potential damages. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of June 30, 2026 and December 31, 2025.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: August 11, 2026	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Ziegler
Joseph Ziegler
Principal Financial and Accounting Officer