Form 10-Q
period 2026-09-30
TherapeuticsMD, Inc.
filed 2026-11-13
CIK 25743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, there were 11,574,362 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

Part I - Financial Information

Item 1. Financial statements

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,447	$7,483
Royalty receivable, current portion	3,412	3,525
Prepaid and other current assets	3,557	3,437
Total current assets	17,416	14,445
License rights and other intangible assets, net	3,462	3,761
Right of use assets, net	4,589	5,293
Royalty receivable, long term	12,095	13,713
Other non-current assets	370	444
Total assets	$37,932	$37,656
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$377	$377
Accrued expenses and other current liabilities	2,205	1,741
Current liabilities of discontinued operations	2,667	2,667
Total current liabilities	5,249	4,785
Operating lease liabilities	4,210	5,122
Other non-current liabilities	849	873
Total liabilities	10,308	10,780
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value $0.001; 640,000 and 32,000 shares authorized, 11,574 and 11,574 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	979,263	979,256
Accumulated deficit	(951,650)	(952,391)
Total stockholders’ equity	27,624	26,876
Total liabilities and stockholders’ equity	$37,932	$37,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net:
License revenue	$1,259	$784	$2,852	$2,129
Operating expenses:
General and administrative	1,641	1,518	4,571	4,560
Write-off of patents	—	32	13	120
Depreciation and amortization	97	96	286	287
Total operating expenses	1,738	1,646	4,870	4,967
Loss from operations	(479)	(862)	(2,018)	(2,838)
Other income:
Interest income, net	77	32	187	91
Sublease income	521	534	1,561	1,320
Miscellaneous income	382	346	1,038	1,354
Total other income, net	980	912	2,786	2,765
Income (loss) from continuing operations before income taxes	501	50	768	(73)
Income tax benefit	—	—	—	32
Income (loss) from continuing operations, net of income taxes	501	50	768	(41)
(Loss) income from discontinued operations, net of income taxes	(10)	102	(27)	91
Net income	$491	$152	$741	$50
Income (loss) per common share, basic and diluted:
Continuing operations	$0.04	$0.00	$0.07	$(0.00)
Discontinued operations, net	(0.00)	0.01	(0.00)	0.01
Net income per common share, basic and diluted	$0.04	$0.01	$0.06	$0.00

Weighted average common shares, basic	11,574	11,574	11,574	11,567
Weighted average common shares, diluted	11,643	11,574	11,644	11,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited - in thousands)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2026	11,574	$11	$979,256	$(952,391)	$26,876
Share-based compensation	—	—	2	—	2
Net income	—	—	—	95	95
Balance, March 31, 2026	11,574	$11	$979,258	$(952,296)	$26,973
Share-based compensation	—	—	4	—	4
Net income	—	—	—	155	155
Balance, June 30, 2026	11,574	$11	$979,262	$(952,141)	$27,132
Share-based compensation	—	—	1	—	1
Net income	—	—	—	491	491
Balance, September 30, 2026	11,574	$11	$979,263	$(951,650)	$27,624

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	11,532	$11	$979,181	$(951,822)	$27,370
Share-based compensation	42	—	23	—	23
Net loss	—	—	—	(653)	(653)
Balance, March 31, 2025	11,574	$11	$979,204	$(952,475)	$26,740
Share-based compensation	—	—	1	—	1
Net income	—	—	—	551	551
Balance, June 30, 2025	11,574	$11	$979,205	$(951,924)	$27,292
Share-based compensation	—	—	—	—	—
Net income	—	—	—	152	152
Balance, September 30, 2025	11,574	$11	$979,205	$(951,772)	$27,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

TherapeuticsMD, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$741	$50
Less: (loss) income from discontinued operations, net of income taxes	(27)	91
Net income (loss) from continuing operations	768	(41)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	286	287
Write-off of patents	13	119
Share-based compensation costs	7	24
Amortization of right of use assets	704	587
Changes in operating assets and liabilities:
Prepaid and other current assets	(120)	(188)
Other assets	1,805	1,401
Accounts payable	—	5
Accrued expenses and other current liabilities	369	509
Lease liabilities	(817)	(752)
Other non-current liabilities	(24)	128
Total adjustments	2,223	2,120
Net cash provided by continuing operating activities	2,991	2,079
Discontinued operations:
Net cash used in operating activities	(27)	(23)
Net cash used in discontinued operations	(27)	(23)
Net increase in cash and cash equivalents	2,964	2,056
Cash and cash equivalents, beginning of period	7,483	5,059
Total cash and cash equivalents, end of period	$10,447	$7,115

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

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in January 2023 and severance obligations for terminated executive officers have been paid in accordance with their employment agreements and separation agreements as previously disclosed. As of September 30, 2026, we employed one full-time employee primarily engaged in an executive position.

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

On May 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Rubric Capital Management LP (“Rubric”), pursuant to which we agreed to sell to Rubric, or one or more of its affiliates, up to an aggregate of 5,000,000 shares of our common stock, par value $0.001 per share (our “Common Stock”), from time to time during the term of the Subscription Agreement in separate drawdowns at our election. On June 29, 2023, we issued and sold 312,525 shares of Common Stock at a price per share equal to $3.6797 pursuant to the Subscription Agreement. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023, Rubric drew an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first nine months of 2026 and 2025.

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

On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the Mayne License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit.

On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations. On May 20, 2026, the court overruled our objections and ordered the parties to submit the net working capital claims to a dispute resolution process set forth in the Transaction Agreement while the case is stayed pending the expert determination of the dispute resolution process. On July 23, 2026, the court approved the parties’ unopposed request to appoint RSM US LLP as the independent accounting expert to conduct the dispute resolution process relating to the parties’ net working capital claims pursuant to the Transaction Agreement. During October 2026, the court heard arguments related to our motion to consolidate the Mayne Lawsuit and the Mayne Countersuit. In November 2026, the Mayne Lawsuit and the Mayne Countersuit were consolidated and are now proceeding under a single scheduling order. As of the date of this filing, the dispute resolution process remains ongoing and no final determination has been issued regarding the disputed net working capital claims.

On May 30, 2025, Mayne Pharma filed a lawsuit against us in the United States District Court for the District of Delaware (the “Mayne Countersuit” and, together with the Mayne Lawsuit, the “Mayne Lawsuits”) seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of September 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of September 30, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of September 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

New accounting standards

Recently Issued Accounting Standard – Adopted During the Fiscal Year

As of September 30, 2026, we have adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” In connection with the adoption of ASU 2025-05, we elected the practical expedient which allows entities to assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. We applied this guidance prospectively, and the adoption did not have a material impact on our condensed consolidated financial statements.

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

This plan represented a strategic shift having a major effect on our operations and financial results. Upon our conversion from a commercial pharmaceutical company to a licensing only company with the consummation of the Mayne Transaction, we classified all direct revenues, costs and expenses related to commercial operations, within (loss) income from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expense to discontinued operations.

Additionally, the related liabilities have been reported as liabilities of discontinued operations in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

The following table presents results of discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$10	$8	$27	$19
Total operating expenses	10	8	27	19
Operating loss from discontinued operations	(10)	(8)	(27)	(19)
Other income, net	—	110	—	110
Total other income, net	—	110	—	110
(Loss) income from discontinued operations, net of income taxes	$(10)	$102	$(27)	$91

The following table presents the carrying amounts of the classes of liabilities of discontinued operations as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Current liabilities of discontinued operations:
Accrued expenses and other current liabilities	$2,667	$2,667

3. Prepaid and other current assets

Our prepaid and other current assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Insurance	$161	$89
Capitalized legal	2,334	2,334
Rent receivable	683	672
Other	379	342
Prepaid and other current assets	$3,557	$3,437

4. License rights and other intangible assets

The following provides information about our license rights and other intangible assets, net as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Hormone therapy drug patents	$5,717	$2,709	$3,008	$5,695	$2,423	$3,272
Hormone therapy drug patents applied and pending approval	145	—	145	180	—	180
Intangible assets subject to amortization	5,862	2,709	3,153	5,875	2,423	3,452
Intangible assets not subject to amortization:
Trademarks/trade name rights	309	—	309	309	—	309
License rights and other intangible assets, net	$6,171	$2,709	$3,462	$6,184	$2,423	$3,761

We recorded, in continuing operations, amortization expense related to patents of $97 thousand and $96 thousand for the three months ended September 30, 2026 and 2025, respectively, and $286 thousand and $287 thousand for the nine months ended September 30, 2026 and 2025, respectively.

We conduct regular reviews of our individual patents and patent portfolios. As a result of this review, we recognized write-offs of patents pending approval of $0 and $32 thousand for the three months ended September 30, 2026 and 2025, respectively, and we recognized $13 thousand and $120 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Our intangible assets subject to amortization are expected to be amortized as follows (in thousands):

Year ending December 31,
2026	$97
2027	383
2028	384
2029	383
2030	383
Thereafter	1,378
Total	$3,008

5. Accrued expenses and other current liabilities

Other accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Payroll and related costs	$505	$310
Professional fees	282	265
Operating lease liabilities	1,070	975
Other accrued expenses and current liabilities	348	191
Accrued expenses and other current liabilities	$2,205	$1,741

6. Commitments and contingencies

Mayne Pharma Agreement

Mayne Pharma paid us approximately $12.1 million at closing on December 30, 2022, for the acquisition of net working capital, subject to certain adjustments as determined in accordance with the Transaction Agreement. While the Transaction Agreement calls for much of the net working capital to be trued-up shortly after the Closing Date in 2023, for a period of one year following the Closing Date in the case of payer rebates and wholesale distributor fees and two years following the Closing Date in the case of the allowance for returns, net working capital amounts will be adjusted to arrive at final net working capital under the Transaction Agreement.

In September 2023, we increased certain accrual estimates including increasing our working capital adjustment accrual by $2.0 million for amounts anticipated to be owed under the Transaction Agreement. In December 2023, we made a $5.5 million payment to Mayne Pharma to settle certain working capital amounts that were required to be trued up shortly after the Closing Date, excluding the allowance for returns, allowance for payer rebates, and allowance for wholesale distributor fees. Of the $5.5 million, $2.0 million increased the allowance for net working capital allowances remaining to be trued up.

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

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the Mayne License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations. On May 20, 2026, the court overruled our objections and ordered the parties to submit the net working capital claims to a dispute resolution process set forth in the Transaction Agreement while the case is stayed pending the expert determination of the dispute resolution process. On July 23, 2026, the court approved the parties’ unopposed request to appoint RSM US LLP as the independent accounting expert to conduct the dispute resolution process relating to the parties’ net working capital claims pursuant to the Transaction Agreement. During October 2026, the court heard arguments related to our motion to consolidate the Mayne Lawsuit and the Mayne Countersuit. In November 2026, the Mayne Lawsuit and the Mayne Countersuit were consolidated and are now proceeding under a single scheduling order. As of the date of this filing, the dispute resolution process remains ongoing and no final determination has been issued regarding the disputed net working capital claims.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, we filed a motion to dismiss the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of September 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of September 30, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of September 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

Legal proceedings

In February 2020, we received a Paragraph IV certification notice letter (the “IMVEXXY Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the IMVEXXY Notice Letter, Teva alleges that TherapeuticsMD patents listed in the FDA’s Orange Book that claim compositions and methods of IMVEXXY (the “IMVEXXY Patents”) are invalid, unenforceable, and/or will not be infringed by Teva’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the IMVEXXY Notice Letter expire in 2032 or 2033. In April 2020, we filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey arising from Teva’s ANDA filing with the FDA. In October 2026, we and Mayne Pharma entered into a settlement and license agreement with Teva resolving the IMVEXXY patent litigation. Under the agreement, which is subject to court approval, Teva may market a generic version of IMVEXXY beginning September 2, 2032, or earlier under certain circumstances. We have incurred and recorded legal costs amounting to $2,334 thousand in prepaid expenses and other current assets as of September 30, 2026, for the IMVEXXY Paragraph IV legal proceeding.

In June 2024, Mayne Pharma received a Paragraph IV certification notice letter (the “Sun Notice Letter”) regarding an ANDA submitted to the FDA by Sun Pharma Inc. (“Sun Pharma”). The ANDA seeks approval from the FDA to commercially manufacture, use, or sell a generic version of the 4 mcg and 10 mcg doses of IMVEXXY. In the Sun Notice Letter, Sun Pharma alleges that the IMVEXXY Patents are invalid, unenforceable, and/or will not be infringed by Sun Pharma’s commercial manufacture, use, or sale of its proposed generic drug product. The IMVEXXY Patents identified in the Sun Notice Letter expire in 2032 or 2033. In July 2024, we and Mayne Pharma filed a complaint for patent infringement against Sun Pharma in the United States District Court for the District of New Jersey arising from Sun Pharma’s ANDA filing with the FDA. On September 29, 2026, we and Mayne Pharma entered into a settlement and license agreement with Sun Pharma resolving the IMVEXXY patent litigation. Under the agreement, which is subject to court approval, Sun Pharma may market a generic version of IMVEXXY beginning October 21, 2032, or earlier under certain circumstances.

Beginning on December 30, 2022 and per the Mayne License Agreement, Mayne Pharma is responsible for all enforcement of our patents, including the responsibility for and costs of litigation discussed above with respect to Teva and Sun Pharma.

On April 8, 2025, we filed the Mayne Lawsuit seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the Mayne License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. We are seeking, among other relief, money damages for all of Mayne Pharma’s profits arising from their unlawful conduct and for any injury sustained by us as a result of Mayne Pharma’s unlawful conduct. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations. On May 20, 2026, the court overruled our objections and ordered the parties to submit the net working capital claims to a dispute resolution process set forth in the Transaction Agreement while the case is stayed pending the expert determination of the dispute resolution process. On July 23, 2026, the court approved the parties’ unopposed request to appoint RSM US LLP as the independent accounting expert to conduct the dispute resolution process relating to the parties’ net working capital claims pursuant to the Transaction Agreement. During October 2026, the court heard arguments related to our motion to consolidate the Mayne Lawsuit and the Mayne Countersuit. In November 2026, the Mayne Lawsuit and the Mayne Countersuit were consolidated and are now proceeding under a single scheduling order. As of the date of this filing, the dispute resolution process remains ongoing and no final determination has been issued regarding the disputed net working capital claims.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. On July 28, 2025, we filed a motion to dismiss the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of September 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

From time to time, we are involved in other litigations and proceedings in the ordinary course of business. We are currently not involved in any other litigations and proceedings that we believe would have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.

Off-balance sheet arrangements

As of September 30, 2026 and December 31, 2025, there were no off-balance sheet arrangements that have had or are reasonably likely to have current or future effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Employment agreements

In connection with our transformation into a pharmaceutical royalty company, the termination of our executive management team (except for Mr. Marlan Walker, our former General Counsel and current Chief Executive Officer) and all other employees was completed by December 31, 2022. Severance obligations for all employees other than executive officers were paid in full in the first quarter of 2023, and severance obligations for executive officers were paid out by the end of the first quarter of 2025. As of September 30, 2026, we employed one full-time employee primarily engaged in an executive position. We have engaged external consultants who support our relationship with current partners and assist with certain financial, IT, legal, and regulatory matters and the continued wind-down of our historical business operations.

7. Stockholders’ equity

Warrants

As of September 30, 2026, the following table summarizes the status of our outstanding and exercisable warrants and related transactions since December 31, 2025 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Warrants outstanding and exercisable
	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2025	98	$63.33	$-	4.6
As of September 30, 2026	98	$63.33	$-	3.8

Share-based compensation payment plans

As of September 30, 2026, 130,712 shares of common stock were subject to outstanding awards under our share-based payment award plans and inducement grants. As of September 30, 2026, 429,529 shares of common stock were available for future grants of share-based payment awards under the TherapeuticsMD, Inc. 2019 Stock Incentive Plan.

The following table summarizes the status of our outstanding and exercisable options and related transactions since December 31, 2025 (in thousands, except weighted average exercise price and weighted average remaining contractual life data):

	Outstanding				Exercisable
	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	Options Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2025	105	$74.05	$—	7.3	105	$74.04	$—	7.3
As of September 30, 2026	105	$73.18	$—	6.6	105	$73.17	$—	6.6

The following table summarizes the status of our RSUs and related transactions since December 31, 2025 (in thousands, except weighted average grant date fair value):

	RSUs awards outstanding
	RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, as of December 31, 2025	26	$1.15	$41.57
Balance, as of September 30, 2026	26	$1.15	$52.02

As of September 30, 2026 and December 31, 2025, there were no remaining outstanding PSUs.

Share-based payment compensation cost

Share-based payment compensation expense for PSUs is based on 100% vesting which was a part of the termination benefits for all employees who were terminated in 2022. We recorded share-based payment award compensation costs related to previously issued options, RSUs and PSUs totaling $1 thousand and $0 for the three months ended September 30, 2026 and 2025, respectively, and $7 thousand and $24 thousand for the nine months ended September 30, 2026 and 2025, respectively.

The unrecognized compensation costs as of September 30, 2026 of $21 thousand is expected to be recognized as share-based payment award compensation related to unvested RSUs over a weighted average period of 2.1 years. No tax benefit was realized due to historical patterns of net losses.

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

Pursuant to the Mayne License Agreement, Mayne Pharma will make one-time milestone payments to us of each of (i) $5.0 million if aggregate net sales of all Products in the United States during a calendar year reach $100.0 million, (ii) $10.0 million if aggregate net sales of all Products in the United States during a calendar year reach $200.0 million and (iii) $15.0 million if aggregate net sales of all Products in the United States during a calendar year reach $300.0 million. Further, Mayne Pharma will pay to us royalties on net sales of all Products in the United States at a royalty rate of 8.0% on the first $80 million in annual net sales and 7.5% on annual net sales above $80.0 million, subject to certain adjustments, for a period of 20 years following the Closing Date. The royalty rate will decrease to 2.0% on a Product-by-Product basis upon the earlier to occur of (i) the expiration or revocation of the last patent covering a Product and (ii) a generic version of a Product launching in the United States. Mayne Pharma will pay to us minimum annual royalties of $3.0 million per year for 12 years, adjusted for inflation at an annual rate of 3%, subject to certain further adjustments. Upon the expiry of the 20-year royalty term, the licenses granted to Mayne Pharma under the Mayne License Agreement will become a fully paid-up and royalty free license for the Licensed Products.

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

We recorded a full valuation allowance of the net operating income and losses for the three and nine months ended September 30, 2026 and 2025. Accordingly, there were no  provisions for income taxes for the three and nine months ended September 30, 2026 and 2025. Additionally, as of September 30, 2026 and December 31, 2025, we maintain a full valuation allowance for all deferred tax assets.

10. Earnings (loss) per common share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Income (loss) from continuing operations, net of income taxes	$501	$50	$768	$(41)
(Loss) income from discontinued operations, net of income taxes	(10)	102	(27)	91
Net income	$491	$152	$741	$50
Denominator:
Weighted average common shares outstanding - basic	11,574	11,574	11,574	11,567
Effect of dilutive securities	69	—	70	—
Weighted average common shares outstanding - diluted	11,643	11,574	11,644	11,567

Income (loss) per common share, continuing operations, net of income taxes
Basic	$0.04	$0.00	$0.07	$(0.00)
Diluted	$0.04	$0.00	$0.07	$(0.00)
(Loss) income per common share, discontinued operations, net of income taxes
Basic	$(0.00)	$0.01	$(0.00)	$0.01
Diluted	$(0.00)	$0.01	$(0.00)	$0.01

For the three and nine months ended September 30, 2026, the remaining balance of our warrants and a portion of the stock options were excluded from the calculation of diluted earnings (loss) per share because the weighted exercise prices of the warrants and stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

For the three months ended September 30, 2025, the remaining balance of the Company’s warrants and stock options were excluded from the calculation of diluted earnings per share because the weighted exercise prices of the warrants and stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

For the nine months ended September 30, 2025, since we reported a net loss from continuing operations, our potentially dilutive securities are deemed to be anti-dilutive, accordingly, there was no effect of dilutive securities. Therefore, our basic and diluted loss per common share and our basic and diluted weighted average common shares from continuing operations are the same.

The following table sets forth the outstanding weighted average securities for the periods presented which were not included in the calculation of diluted earnings (loss) per common share during the respective three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	62	51	61	52
PSUs	-	-	-	1
Warrants	98	98	98	98
	160	149	159	151

11. Related parties

On August 23, 2022, we appointed Mr. Justin Roberts as a director to fill a newly created vacancy on our Board of Directors. Mr. Roberts was elected to serve as a director at our combined 2022 and 2023 Annual Meeting held on June 26, 2023. Mr. Roberts will serve until our next Annual Meeting of Stockholders or until his successor is duly elected or appointed or his earlier death or resignation. As a director, Mr. Roberts is entitled to receive compensation in the same manner as our other non-employee directors, described in the section entitled “Director Compensation” in our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on May 1, 2023, but he has elected not to receive any compensation for his service as a non-employee director at this time. Mr. Roberts currently serves as a Partner of Rubric. On July 29, 2022, September 30, 2022, October 28, 2022, and May 1, 2023, we entered into subscription agreements with Rubric. On December 30, 2022, in accordance with the terms of the Certificate of Designation, we redeemed all 29,000 outstanding shares of Series A Preferred Stock previously issued to affiliates of Rubric at a purchase price of $1,333 per share and also paid certain affiliates of Rubric approximately $3.0 million as a make-whole payment pursuant to the subscription agreements previously entered into between us and Rubric. On June 29, 2023, we issued and sold 312,525 shares of Common Stock to Rubric at a price per share equal to $3.6797 pursuant to the Subscription Agreement and received gross proceeds of $1.15 million, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first nine months of 2026 and 2025.

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

For the three and nine months ended September 30, 2026, 100% of license revenue related to Mayne Pharma, Theramex and Knight.

As of September 30, 2026, we had a royalty receivable of $3,412 thousand relating to the short-term portion of receivable from Mayne Pharma, Theramex and Knight and $12,095 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the minimum annual royalty that Mayne Pharma is obligated to pay to us under the Mayne License Agreement.

13. Segment Reporting

We operate in one segment. Accordingly, our license revenue, net income, and total assets reflect the revenue, income, and assets of the single segment, respectively.

Our Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM uses net income in assessing the performance and in determining the allocation of resources of our reportable segment. The CODM is regularly provided expense information consistent with the expense categories presented in the Condensed Consolidated Statements of Operations.

The following table presents total revenue by geographic location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License revenue
United States	$571	$448	$1,304	$1,265
Non-U.S.	688	336	1,548	864
Total	$1,259	$784	$2,852	$2,129

14. Subsequent Events

Subsequent to September 30, 2026, Knight notified the Company that a net sales milestone related to IMVEXXY sales for the year ending December 31, 2026 had been achieved. Accordingly, the Company is entitled to a milestone payment, which it will recognize during the three months ending December 31, 2026. Additionally, on November 10, 2026, the Company and Knight entered into an amendment to the Knight License Agreement. Under the amendment, the parties agreed to reduce the CAD $1.0 million milestone payment owed to the Company described above to approximately CAD $0.1 million to account for certain historical royalty amounts that were paid by Knight to the Company, which Knight calculated based on a higher royalty rate than the royalty rate that was then in place. The net effect of the amendment does not change the value of the license. The accounting effects of the contract amendment will be reflected in the Company’s financial results for the three months ending December 31, 2026.

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

Mayne Pharma paid us approximately $12.1 million at closing on December 30, 2022, for the acquisition of net working capital, subject to certain adjustments as determined in accordance with the Transaction Agreement. While the Transaction Agreement calls for much of the net working capital to be trued-up shortly after the Closing Date in 2023, for a period of one year following the Closing Date in the case of payer rebates and wholesale distributor fees and two years following the Closing Date in the case of the allowance for returns, net working capital amounts will be adjusted to arrive at final net working capital under the Transaction Agreement.

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

On April 8, 2025, we filed a lawsuit against Mayne Pharma in the United States District Court for the District of Delaware (the “Mayne Lawsuit”) seeking damages for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, and unjust enrichment related to Mayne Pharma’s actions in relation to the Mayne License Agreement and the Transaction Agreement, primarily relating to the net working capital allowances and certain actions or inactions by Mayne Pharma relating thereto. On June 20, 2025, we filed an amended complaint against Mayne Pharma and on July 22, 2025, Mayne Pharma filed a motion to dismiss the Mayne Lawsuit. On March 23, 2026, a magistrate judge recommended that the court grant-in-part and deny-in-part Mayne Pharma’s motion to dismiss. The magistrate judge recommended granting Mayne’s motion to dismiss our claims for breach of the covenant of good faith and fair dealing, certain of our breach of contract claims and our claim for fraudulent inducement, but recommended the court grant us leave to amend the fraudulent inducement claim. The magistrate judge recommended denying Mayne’s motion to dismiss our other claims. The magistrate judge further recommended the court stay the Mayne Lawsuit while the parties submit the net working capital claims to a dispute resolution process. On April 6, 2026, we filed objections to certain of the magistrate judge’s recommendations. On May 20, 2026, the court overruled our objections and ordered the parties to submit the net working capital claims to a dispute resolution process set forth in the Transaction Agreement while the case is stayed pending the expert determination of the dispute resolution process. On July 23, 2026, the court approved the parties’ unopposed request to appoint RSM US LLP as the independent accounting expert to conduct the dispute resolution process relating to the parties’ net working capital claims pursuant to the Transaction Agreement. During October 2026, the court heard arguments related to our motion to consolidate the Mayne Lawsuit and the Mayne Countersuit. In November 2026, the Mayne Lawsuit and the Mayne Countersuit were consolidated and are now proceeding under a single scheduling order. As of the date of this filing, the dispute resolution process remains ongoing and no final determination has been issued regarding the disputed net working capital claims.

On May 30, 2025, Mayne Pharma filed the Mayne Countersuit seeking damages for breach of contract and fraudulent inducement related to the Transaction Agreement. As part of the Mayne Countersuit, Mayne Pharma also made certain indemnification demands under the Transaction Agreement, which we dispute. On July 28, 2025, we filed a motion to dismiss the fraudulent inducement claim in the Mayne Countersuit. On March 23, 2026, a magistrate judge recommended that the court grant our motion to dismiss Mayne Pharma’s claim for fraudulent inducement, but recommended the court deny our motion to dismiss Mayne Pharma’s other claims. As of September 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

As of September 30, 2026, we also believed no additional accrual was required for amounts that may be owed for the allowance for returns under the Transaction Agreement. We have not recorded any contingent gains or receivables for any such allowances. Management continues to monitor the unresolved and pending net working capital items as changes to estimated amounts owed or amounts due from Mayne Pharma may be material.

Mayne Pharma has also made certain indemnification demands under the Transaction Agreement, which we dispute. As of September 30, 2026, we believed no additional accrual was required for such claims, as we could not reasonably estimate a range of loss.

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

Three months ended September 30, 2026 compared with three months ended September 30, 2025

The following table sets forth the results of our operations (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenue:
License revenue	$1,259	$784
Operating expenses:
General and administrative	1,641	1,518
Write-off of patents	—	32
Depreciation and amortization	97	96
Total operating expenses	1,738	1,646
Loss from operations	(479)	(862)
Other income:
Interest income, net	77	32
Sublease income	521	534
Miscellaneous income	382	346
Total other income, net	980	912
Income from continuing operations before income taxes	501	50
Income tax benefit	—	—
Income from continuing operations, net of income taxes	501	50
(Loss) income from discontinued operations, net of income taxes	(10)	102
Net income	$491	$152

Revenue. We recorded $1,259 thousand in license revenue for the third quarter of 2026, an increase of $475 thousand, or 60.6%, compared to $784 thousand in license revenue for the third quarter of 2025. The increase is primarily attributable to the achievement of an IMVEXXY sales-based milestone by Knight related to IMVEXXY sales for the year ended December 31, 2025, resulting in a $365 thousand milestone payment that was recognized and confirmed by Knight in the third quarter of 2026.

General and administrative. General and administrative expenses were $1,641 thousand for the third quarter of 2026, an increase of $123 thousand, or 8.1%, compared to $1,518 thousand for the third quarter of 2025. The increase is primarily due to higher legal and professional fees incurred in the current quarter.

Write-off of patents. We have no write-offs of patents in the third quarter of 2026, compared to a $32 thousand write-off in the third quarter of 2025.

Depreciation and amortization. Depreciation and amortization expense was $97 thousand for the third quarter of 2026, compared to $96 thousand for the third quarter of 2025. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses. Total operating expenses for the third quarter of 2026 were $1,738 thousand, an increase of $92 thousand, or 5.6%, compared to $1,646 thousand for the third quarter of 2025. The increase is primarily due to higher legal and professional fees.

Loss from operations. In the third quarter of 2026, we had a loss from operations of $479 thousand, as compared to a loss from operations of $862 thousand for the third quarter of 2025. This change reflects the increase in revenue from licensed product sales, partially offset by the increase in legal and professional fees.

Other income, net. During the third quarter of 2026, we had other income of $980 thousand compared to other income of $912 thousand in the third quarter of 2025, reflecting an increase in interest income and miscellaneous income, partially offset by lower sublease income.

Income from continuing operations For the third quarter of 2026, we had income from continuing operations of $501 thousand, or $0.04 per basic and diluted common share, compared to income from continuing operations of $50 thousand, or $0.00 per basic and diluted common share for the third quarter of 2025.

Discontinued Operations – Net loss from discontinued operations was $10 thousand for the third quarter of 2026, compared to an income from discontinued operations of $102 thousand for the third quarter of 2025.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

The following table sets forth the results of our operations (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenue:
License revenue	$2,852	$2,129
Operating expenses:
General and administrative	4,571	4,560
Write-off of patents	13	120
Depreciation and amortization	286	287
Total operating expenses	4,870	4,967
Loss from operations	(2,018)	(2,838)
Other income:
Interest income, net	187	91
Sublease income	1,561	1,320
Miscellaneous income	1,038	1,354
Total other income, net	2,786	2,765
Income (loss) from continuing operations before income taxes	768	(73)
Income tax benefit	—	32
Income (loss) from continuing operations, net of income taxes	768	(41)
(Loss) income from discontinued operations, net of income taxes	(27)	91
Net income	$741	$50

Revenue. We recorded $2,852 thousand in license revenue for the first nine months of 2026, primarily from the Mayne License Agreement, an increase of $723 thousand, or 34.0%, compared to $2,129 thousand in license revenue for the first nine months of 2025. The increase is primarily attributable to the achievement of an IMVEXXY sales-based milestone by Knight related to IMVEXXY sales for the year ended December 31, 2025, resulting in a $365 thousand milestone payment that was recognized and confirmed by Knight in the third quarter of 2026.

General and administrative. General and administrative expenses were $4,571 thousand for the first nine months of 2026, an increase of $11 thousand, or 0.2%, compared to $4,560 thousand for the first nine months of 2025. The change is primarily due to higher legal fees.

Write-off of patents. We recorded a write-off of $13 thousand for abandoned patents for the first nine months of 2026, compared to $120 thousand for the first nine months of 2025.

Depreciation and amortization. Depreciation and amortization expense was $286 thousand for the first nine months of 2026, a decrease of $1 thousand, or 0.3%, compared to $287 thousand for the first nine months of 2025. This balance is entirely comprised of amortization of license rights and intangible assets.

Operating expenses Total operating expenses for the first nine months of 2026 were $4,870 thousand, a decrease of $97 thousand, or 2.0%, compared to $4,967 thousand for the first nine months of 2025. The change is primarily due to a lower write-off recognized in 2026, partially offset by higher legal fees.

Loss from operations. In the first nine months of 2026, we had a loss from operations of $2,018 thousand, as compared to a loss from operations of $2,838 thousand for the first nine months of 2025. This change reflects the increase in license revenues, as well as a lower write-off recognized, partially offset by higher legal fees.

Other income, net. During the first nine months of 2026, we had other income of $2,786 thousand compared to other income of $2,765 thousand in the first nine months of 2025. This change is primarily due to higher sublease income and interest income, partially offset by lower other income pertaining to Mayne’s royalty sales of ANNOVERA and amounts received in May 2025 in connection with a settlement related to trademark infringement by a third party of certain trademarks owned by us.

Income tax benefit. During the first nine months of 2026, we recorded no benefit for income taxes for continuing operations. During the first nine months of 2025, we recorded income tax benefit of $32 thousand for continuing operations, which is a result of refunds received from certain state tax filings.

Net income (loss) from continuing operations For the first nine months of 2026, we had net income from continuing operations of $768 thousand, or $0.07 per basic and diluted common share, compared to a net loss from continuing operations of $41 thousand, or $(0.00) per basic and diluted common share, for the first nine months of 2025.

Discontinued Operations – Net loss from discontinued operations was $27 thousand for the first nine months of 2026, compared to net income from discontinued operations of $91 thousand for the first nine months of 2025.

For additional information, see Note 2 - Discontinued Operations, in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Liquidity and capital resources

Our primary use of cash is to fund our continued operations. We have funded our operations primarily through revenue from licensed royalties, public offerings of our common stock and private placements of equity and debt securities, and the transactions with Mayne Pharma. As of September 30, 2026, we had cash and cash equivalents totaling $10,447 thousand. We maintain cash at financial institutions that at times may exceed the Federal Deposit Insurance Corporation insured limits of $250 thousand per bank. We have never experienced any losses related to these funds.

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

The initial drawdown occurred on June 29, 2023 consisting of a sale of 312,525 shares of Common Stock at a price per share equal to $3.6797. We received gross proceeds of $1.15 million from the drawdown, before expenses. On November 15, 2023, Rubric drew down an additional 877,192 shares of Common Stock at a price per share equal to $2.2761. We received gross proceeds of $2.0 million from the drawdown, before expenses. There were no drawdowns in the first nine months of 2026 and 2025.

See “Going Concern” above for further discussion related to our ability to generate and obtain adequate amounts of cash to meet our liquidity needs and our plans to satisfy such needs in the short-term and in the long-term. As a result, there is substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

Cash flows

The following table reflects the major categories of cash flows for each of the periods (in thousands).

	Nine Months Ended September 30,
	2026	2025
Net cash provided by continuing operating activities	$2,991	$2,079
Net cash used in discontinued operations	(27)	(23)
Net increase in cash and cash equivalents	$2,964	$2,056

Operating Activities from continuing operations. For the first nine months of 2026, net cash provided by operating activities was $2,991 thousand, compared to net cash provided by operating activities of $2,079 thousand for the first nine months of 2025. The increase was primarily driven by cash received from royalty receivable.

On November 10, 2026, we and Knight entered into an amendment to the Knight License Agreement to reflect, in part, that certain historical royalty amounts that were paid by Knight to the Company were calculated by Knight based on a higher royalty rate than the royalty rate that was then in place. The amendment did not change the royalty rate that is in place for future periods, however, as a result of the identification of this payment matter, we expect royalty revenue from Knight to be lower in future periods than in the periods in which Knight calculated payments based on a higher royalty rate.

Net cash used in discontinued operations. Net cash used in discontinued operations for the first nine months of 2026 was $27 thousand as compared to net cash used in operating activities from discontinued operations of $23 thousand for the first nine months of 2025. This change relates primarily to a decreased level of activities associated with our discontinued operations.

For additional details, see the condensed consolidated statements of cash flows in Item 1, Financial Statements, appearing elsewhere in this 10-Q Report.

Other liquidity measures

Receivable from Mayne Pharma. On December 30, 2022, Mayne Pharma acquired our accounts receivable balance of approximately $29.3 million which is subject to certain working capital adjustments. As of September 30, 2026, we had a royalty receivable of $3,089 thousand relating to the short-term portion of royalty receivable from Mayne Pharma and $12,095 thousand relating to the long-term portion of royalty receivable which includes royalties recognized from the Minimum Annual Royalty. See “Note 1 Business, basis of presentation, new accounting standards and summary of significant accounting policies (Revenue Recognition)” to the consolidated financial statements included in our 2025 10-K/A Report.

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

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions, which, in our judgment, are normal and customary for companies in our industry sector. Pursuant to these agreements, we agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered, for which there may or may not be limitations on potential damages. The maximum potential amount of future payments we could be required to make under these indemnification provisions is sometimes unlimited. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we had no liabilities recorded for these provisions as of September 30, 2026 and December 31, 2025.

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

Critical accounting policies and estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this 10-Q Report, which have been prepared in accordance with U.S. GAAP and SEC rules and regulations related to interim financial reporting. We make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The critical accounting policies and estimates used are disclosed in Item 7 – Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates in our 2025 10-K/A Report.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: November 13, 2026	TherapeuticsMD, Inc.

/s/ Marlan D. Walker
Marlan D. Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Joseph Ziegler
Joseph Ziegler
Principal Financial and Accounting Officer